Form 10-Q
period 1998-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 1998-11-16
CIK 1067701, 1047166

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

                        COMMISSION FILE NUMBER 1-14387
                             UNITED RENTALS, INC.

                        COMMISSION FILE NUMBER 1-13663
                     UNITED RENTALS (NORTH AMERICA), INC.

          (Exact names of Registrants as specified in their charters)

                                                               06-1522496
   Delaware                                                    06-1493538
 ---------------------------                              -------------------
(State or other jurisdiction                            I.R.S. Employer
of incorporation or organization)                           Identification Nos.)

Four Greenwich Office Park, Greenwich, Connecticut          06830
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrants' telephone number, including area code (203) 622-3131
                                                   --------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     X   Yes   _____ No
                                                  -----

As of November 10, 1998 there were 68,407,964 shares of the United Rentals, Inc. common stock, $.01 par value outstanding.

There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in general instruction H(1)(A)and(B)of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by such instruction.

                             UNITED RENTALS, INC.
                     UNITED RENTALS (NORTH AMERICA), INC.

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX


                                                                          PAGE
                                                                          ----
PART I    FINANCIAL INFORMATION

Item 1    Unaudited Consolidated Financial Statements

          United Rentals, Inc. Consolidated Balance Sheets
          as of September 30, 1998 and December 31, 1997
          (unaudited)..................................................      7

          United Rentals, Inc. Consolidated Statements of
          Operations for the Nine and Three Months
          Ended September 30, 1998 and 1997 (unaudited)................      8

          United Rentals, Inc. Consolidated Statements of
          Stockholders' Equity for the Nine Months Ended
          September 30, 1998 (unaudited)...............................     10

          United Rentals, Inc. Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1998 and 1997 (unaudited)....................................     11

          United Rentals (North America), Inc. Consolidated Balance
          Sheets as of September 30, 1998 and December 31, 1997
          (unaudited)..................................................     13

          United Rentals (North America), Inc. Consolidated
          Statements of Operations for the Nine and Three Months
          Ended September 30, 1998 and 1997 (unaudited)................     14

          United Rentals (North America), Inc. Consolidated Statements
          Of Cash Flows for the Nine Months Ended September 30, 1998
          and 1997 (unaudited).........................................     15

          Notes to Unaudited Consolidated Financial Statements.........     17

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................     33

PART II   OTHER INFORMATION

 Item 2   Changes in Securities........................................     52

 Item 4   Submission of Matters to a Vote of Security Holders..........     53

 Item 6   Exhibits and Reports on Form 8-K.............................     54

          Signatures...................................................     59

Unless otherwise indicated, all references herein to "the Company" or "United Rentals" refer collectively to United Rentals, Inc. and its subsidiaries.

INTRODUCTION

THE COMPANY

          United Rentals is the largest equipment rental company in North America. The Company, through its network of over 400 branch locations, offers a wide variety of equipment for rent (on a daily, weekly or monthly basis) to customers that include construction industry participants, industrial companies, homeowners and others. The Company also sells used rental equipment, acts as a dealer for certain new equipment, and sells related merchandise and parts. United Rentals began operations in October 1997 with the acquisition of six well-established rental companies and has grown through a combination of internal growth, the acquisition of 76 additional companies, and a merger in September 1998 with U.S. Rentals, Inc. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

          The rental equipment offered by the Company includes a broad range of light to heavy construction and industrial equipment (such as backhoes, forklifts, aerial lifts, skid-steer loaders, compressors, pumps and generators) and general tools and equipment (such as hand tools and garden and landscaping equipment). The equipment mix varies at each of the Company's locations, with some locations offering a general mix and some specializing in specific equipment categories. As of October 1, 1998, the Company's rental equipment included approximately 260,000 units, had an original purchase price of approximately $1.8 billion and had a weighted average age (based on original purchase price)of approximately 26 months.

STRATEGY

          The Company's strategy is to continue to expand through a combination of internal growth and a disciplined acquisition program. The Company is seeking to increase internal growth by expanding and modernizing its equipment fleet, opening new rental locations, and capitalizing on the significant cost and operating advantages available to the Company due to its size and geographical diversification. These advantages include the ability of the Company to:

     . use its purchasing power to buy equipment at prices that are significantly lower than those generally available to smaller rental companies;

     . obtain capital at a lower cost than is generally available to many smaller companies;

     . market items of equipment through multiple branches, rather than a single branch, using the Company's new information technology system which enables each branch within a geographic region to track and access equipment anywhere in the region;

     . cross-market the expertise and specialties of different branches in the same region - for example, the Company's high-reach equipment is marketed at its general rental locations;

     . reduce costs by centralizing the common business functions, such as payroll, credit and collection, and heavy maintenance, of clusters of branches within a geographic region;

     . access multiple used equipment re-sale markets across the country through the Company's network of branch locations, field sales force and web site;

     . transfer equipment from regions where the economy may be weakening to those where demand is increasing;

     . maintain the quantity and diversity of equipment required to serve the needs of large industrial companies, thereby providing the Company with the potential to further penetrate this growing market for rental equipment and mitigate cyclical swings in demand from construction activities;

     . maintain the quantity and diversity of equipment required to provide customers with the benefits of "one-stop shopping".

     The Company's acquisition strategy is to acquire multiple locations within the regions that it enters, with the goal of creating clusters of locations that can share equipment, marketing resources, back office functions and certain maintenance functions. The Company is seeking to acquire companies of varying size, including relatively large companies to serve as platforms for the development of new regional clusters and smaller companies to complement existing or anticipated locations. In evaluating potential acquisition targets, the Company considers a number of factors, including the quality of the target's rental equipment and management, the opportunities to improve operating margins and increase internal growth at the target, the economic prospects of the region in which the target is located, the potential for additional acquisitions in the region, and the competitive landscape in the target's markets. As the Company completes acquisitions, the Company focuses substantial efforts on improving operating margins at the acquired companies through the efficient integration of new and existing operations, the elimination of duplicative costs, reduction in overhead, and centralization of functions such as purchasing and information technology.

INDUSTRY BACKGROUND

          The Company estimates that the U.S. equipment rental industry (including used and new equipment sales by rental companies) generates annual revenues in excess of $20 billion. The combined equipment rental revenues of the 100 largest equipment rental companies have increased at an estimated compound annual rate of approximately 23% from 1992 through 1997 (based upon 1992 revenues and 1997 pro forma revenues, giving effect to certain acquisitions completed after the beginning of 1997, reported by the Rental Equipment Register, an industry trade publication). The Company believes growth in the equipment rental industry primarily reflects the following trends:

          Recognition of Advantages of Renting. There is increasing recognition of the many advantages that equipment rental may offer compared with ownership, including the ability to: (i) avoid the large capital investment required for equipment purchases, (ii) reduce storage and maintenance costs, (iii) supplement owned equipment thereby increasing the range and number of jobs that can be worked on, (iv) access a broad selection of equipment and select the equipment best suited for each particular job, (v) obtain equipment as needed and minimize the costs associated with idle equipment, and (vi) access the latest technology without investing in new equipment.

          Increase in Contractor Rentals. There has been a fundamental shift in the way contractors meet their equipment needs. While contractors have historically used rental equipment on a temporary basis--to provide for peak period capacity, meet specific job requirements or replace broken equipment--many contractors are now also using rental equipment on an ongoing basis to meet their long-term equipment requirements.

          Outsourcing Trend. The general trend toward the corporate outsourcing of non-core competencies is leading large industrial companies increasingly to rent, rather than purchase, equipment that they require for repairing, maintaining and upgrading their facilities.

          The equipment rental industry is highly fragmented, consisting of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Based upon rental revenues reported by the Rental Equipment Register for 1997:
(i) there were only 10 equipment rental companies that had 1997 equipment rental revenues in excess of $100 million (with the largest company having had 1997 equipment rental revenues of approximately $460 million), (ii) the largest 100 equipment rental companies combined had less than a 22% share of the market based on 1997 equipment rental revenues and the Company's estimate of the size of the market (with the largest company having had a market share of less than 3%), and (iii) there were approximately 100 equipment rental companies that had 1997 equipment rental revenues between $5 million and $100 million. In addition, the Company estimates that there are more than 20,000 companies with annual equipment rental revenues of less than $5 million. The Company believes that the fragmented nature of the industry presents substantial consolidation and growth opportunities for companies with the ability to implement a disciplined acquisition program. The Company also believes that the extensive experience of its management team in acquiring and effectively integrating acquisition targets should enable the Company to capitalize on these opportunities.

                             UNITED RENTALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA     SEPTEMBER 30      DECEMBER 31
                                                     1998               1997
                                                  ------------      -----------
                              ASSETS
  Cash and cash equivalents                        $   21,795        $ 72,411
  Accounts receivable, net of
    allowance for doubtful accounts
    of $29,577 in 1998 and
    $11,085 in 1997                                   232,448          82,592
  Inventory                                            74,895          21,778
  Prepaid expenses and other assets                    36,700          17,167
  Rental equipment, net                             1,191,448         461,026
  Property and equipment, net                         180,622          98,268
  Intangible assets, net of
    accumulated amortization
    of $8,675 in 1998 and
    $568 in 1997                                      819,094          73,648
                                                   ----------        --------
                                                   $2,557,002        $826,890
                                                   ==========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable                                  $  137,339        $ 41,392
 Debt                                               1,235,508         264,573
 Deferred income taxes                                 20,761          25,275
 Accrued expenses and other liabilities               155,356          49,262
                                                   ----------        --------
   Total liabilities                                1,548,964         380,502

Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust                                   300,000
Stockholders' equity:
 Preferred stock--$.01 par value,
  5,000,000 shares authorized, no
  shares issued and outstanding
 Common stock--$.01 par value,
  500,000,000 shares authorized in
  1998 and 75,000,000 in 1997,
  68,406,401 in 1998
  and 56,239,375 in 1997 shares
  issued and outstanding                                  684             562
 Additional paid-in capital                           689,102         401,758
 Retained earnings                                     18,535          44,068
 Cumulative translation adjustments                      (283)
                                                   ----------        --------
Total stockholders' equity                            708,038         446,388
                                                   ----------        --------
                                                   $2,557,002        $826,890
                                                   ==========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED              THREE MONTHS ENDED
IN THOUSANDS, EXCEPT PER SHARE DATA                                   SEPTEMBER 30                    SEPTEMBER 30
                                                           --------------------------------      ---------------------
                                                               1998                1997             1998        1997
                                                           -----------         ------------      ---------   ---------
Revenues:
  Equipment rentals                                        $   592,502          $   263,249      $ 282,818   $ 104,835
  Sales of rental equipment                                     73,703               26,990         30,481      10,026
  Sales of new equipment,
    merchandise and other revenues                             138,057               37,585         65,775      14,159
                                                           -----------         ------------      ---------   ---------
Total revenues                                                 804,262              327,824        379,074     129,020

Cost of revenues:
  Cost of equipment rentals, excluding
    depreciation                                               263,529              127,799        119,594      46,687
  Depreciation of rental equipment                             119,970               56,715         52,953      21,221
  Cost of rental equipment sales                                39,820               13,084         17,261       4,594
  Cost of new equipment and merchandise sales and
    other operating costs                                      106,893               30,040         50,549      10,870
                                                           -----------         ------------      ---------   ---------
Total cost of revenues                                         530,212              227,638        240,357      83,372
                                                           -----------         ------------      ---------   ---------

Gross profit                                                   274,050              100,186        138,717      45,648
Selling, general and administrative expenses                   128,763               48,488         60,413      21,002
Merger-related expenses                                         42,216                              42,216
Non-rental depreciation and amortization                        23,693                9,223         11,201       3,492
Termination cost of deferred compensation agreements                                 20,290
                                                           -----------         ------------      ---------   ---------
Operating income                                                79,378               22,185         24,887      21,154
Interest expense                                                39,170                6,316         23,924       2,624
Preferred dividends of a subsidiary trust                        2,979                               2,979
Other (income) expense                                          (4,524)              (1,356)          (291)       (531)
                                                           -----------         ------------      ---------   ---------
Income (loss) before provision for
  income taxes and extraordinary items                          41,753               17,225         (1,725)     19,061
Provision for income taxes                                      25,229               21,875          8,431       7,363
                                                           -----------         ------------      ---------   ---------
Income (loss) before extraordinary items                        16,524               (4,650)       (10,156)     11,698
Extraordinary items, net of income taxes of $14,255
  in 1998 and $995 in 1997                                      21,337                1,511         21,337
                                                           -----------         ------------      ---------   ---------
Net income (loss)                                          $    (4,813)         $    (6,161)     $ (31,493)  $  11,698
                                                           ===========         ============      =========   =========

The accompanying notes are an integral part of these consolidated financial statements

                             UNITED RENTALS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS - CON'T
                                  (UNAUDITED)

                                                    NINE MONTHS ENDED     THREE MONTHS ENDED
IN THOUSANDS, EXCEPT PER SHARE DATA                    SEPTEMBER 30           SEPTEMBER 30
                                                      1998       1997        1998      1997
                                                    -------    -------    --------    -------
Earnings (loss) per equivalent share - basic:
  Income (loss) before extraordinary items          $  0.26    $ (0.10)   $  (0.15)   $  0.24
  Extraordinary items, net                             0.33       0.03        0.31
                                                    -------    -------    --------    -------
  Net income (loss)                                 $ (0.07)   $ (0.13)      (0.46)      0.24
                                                    =======    =======    ========    =======

Earnings (loss) per equivalent share - diluted:
  Income (loss) before extraordinary items          $  0.23    $ (0.10)   $  (0.13)   $  0.24
  Extraordinary items, net                             0.30       0.03        0.28
                                                    -------    -------    --------    -------
  Net income (loss)                                 $ (0.07)   $ (0.13)   $  (0.41)   $  0.24
                                                    =======    =======    ========    =======

Supplemental pro forma data:

 Historical income (loss) before provision
  for income taxes and extraordinary items          $41,753    $17,225    $ (1,725)   $19,061
 Pro forma provision for income taxes                27,162     21,637       9,604      7,803
                                                    -------    -------    --------    -------
 Pro forma net income (loss) before
   extraordinary items                              $14,591    $(4,412)   $(11,329)   $11,258
                                                    =======    =======    ========    =======
 Pro forma basic net income (loss) before
 extraordinary items per share                      $  0.23    $ (0.10)   $  (0.17)   $  0.24
                                                    =======    =======    ========    =======
 Pro forma diluted net income (loss) before
  extraordinary items per share                     $  0.21    $ (0.09)   $  (0.15)   $  0.24
                                                    =======    =======    ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

                               COMMON STOCK
                           --------------------
                           NUMBER                ADDITIONAL                CUMULATIVE
                             OF                    PAID-IN     RETAINED    TRANSLATION
                           SHARES      AMOUNT      CAPITAL     EARNINGS    ADJUSTMENTS
                         -----------  ---------  -----------  -----------  ------------
Balance,
  December 31, 1997      56,239,375       $562     $401,758     $ 44,068            --
Issuance of
  common stock           10,807,790        108      267,559
Translation
  adjustments                                                                    $(283)
Conversion of
  convertible note           14,814                     200
Cancellation of
  common stock             (137,600)        (1)           1
Reclassification of
  Subchapter S
  accumulated
  earnings to paid-in
  capital                                            18,979      (18,979)
Pooling-of-interest       1,456,997         15          (14)       1,795
Exercise of common
  stock options              25,025                     619
Subchapter S
  distributions of
  a pooled entity                                                 (3,536)
Net loss                                                          (4,813)

 Balance,                -----------  ---------  -----------  -----------  ------------
 September 30, 1998      68,406,401       $684     $689,102     $ 18,535         $(283)
                         ===========  =========  ===========  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

IN THOUSANDS

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                   ---------------------------
                                                      1998             1997
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (4,813)      $ (6,161)
  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
      Depreciation and amortization                    143,663         65,938
      Amortization of original issue discount
        and deferred financing fees                        527
      Extraordinary items                               35,592          2,506
      Write down of assets held for sale                 4,040
      Gain on sale of rental equipment                 (33,883)       (13,906)
      Deferred income taxes                                402         12,829
Changes in operating assets and
  liabilities:
    Accounts receivable                                (59,718)       (17,612)
    Inventory                                           (9,414)        (3,100)
    Prepaid expenses and other assets                   10,272         (3,880)
    Accounts payable                                    68,161          5,759
    Accrued expenses and
      other liabilities                                 53,269          4,319
                                                   ------------   ------------
      Net cash provided by operating
        activities                                     208,098         46,692

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of rental equipment                       (426,717)      (188,041)
  Purchases of property and equipment                  (66,134)       (34,258)
  Proceeds from sales of rental
    equipment                                           73,703         26,990
  In-process acquisition costs                          (4,413)
  Payment of contingent purchase price                  (2,617)
  Purchases of other companies                        (833,297)       (36,607)
                                                   ------------   ------------
      Net cash used in investing activities         (1,259,475)      (231,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock, net of issuance costs                       206,993        240,922
  Proceeds from debt                                 1,934,137        105,776
  Repayments of debt                                (1,410,122)      (100,541)
  Payment of debt financing costs                      (26,711)        (3,841)
  Proceeds from the issuance of redeemable
    convertible preferred securities                   300,000
  Distribution to stockholders                          (3,536)
                                                   ------------   ------------
      Net cash provided by financing
        activities                                   1,000,761        242,316
  Net increase (decrease) in cash and
    cash equivalents                                   (50,616)        57,092
  Cash and cash equivalents at
    beginning of period                                 72,411          2,906
                                                   ------------   ------------
  Cash and cash equivalents at
    end of period                                  $    21,795       $ 59,998
                                                   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CON'T
                                  (UNAUDITED)


IN THOUSANDS

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                               -----------------------
                                                  1998        1997
                                               ---------   -----------
Supplemental disclosure of cash flow
information:

  Cash paid during the period:
    Interest                                  $17,795     $ 11,131
    Income taxes                              $ 9,679     $ 11,681

Supplemental disclosure of non-cash
investing and financing activities:

  During the nine month period ended
  September 30, 1998, a convertible note
  in the principal amount of $200 was
  converted into 15 shares of common
  stock.

  The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:

    Assets, net of cash acquired            1,335,091       36,607
    Liabilities assumed                      (441,120)
    Less:
    Amounts paid in common stock and
      warrants                                (60,674)
                                            ----------   ---------
      Net cash paid                         $ 833,297     $ 36,607
                                            ==========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                THE FOLLOWING FINANCIAL STATEMENTS PRESENT THE
                 FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  OF UNITED RENTALS (NORTH AMERICA), INC. AND
                    SUBSIDIARIES AS ISSUER OF 9.5% AND 8.8%
                   SENIOR SUBORDINATED NOTES BOTH DUE 2008.


                     UNITED RENTALS (NORTH AMERICA), INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


IN THOUSANDS

                                    SEPTEMBER 30     DECEMBER 31
                                        1998            1997
                                    ------------     -----------

                              ASSETS
Cash and cash equivalents             $   21,793       $ 72,411
Accounts receivable, net of
  allowance for doubtful accounts
  of $29,577 in 1998 and
  $11,085 in 1997                        232,448         82,592
Inventory                                 74,895         21,778
Prepaid expenses and other assets         23,316         17,167
Rental equipment, net                  1,191,448        461,026
Property and equipment, net              168,689         98,268
Intangible assets, net of
  accumulated amortization
  of $8,675 in 1998 and
  $568 in 1997                           819,094         73,648
                                    ------------     -----------
                                      $2,531,683       $826,890
                                    ============     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                    $  127,217       $ 41,392
  Debt                                 1,235,508        264,573
  Deferred income taxes                   20,761         25,275
  Accrued expenses and other
    liabilities                          145,993         49,262
                                    ------------     -----------
        Total liabilities              1,529,479        380,502

Commitments and contingencies
Stockholders' equity:
  Common stock                               334            562
  Additional paid-in capital             981,860        401,758
  Retained earnings                       20,293         44,068
  Cumulative translation adjustments        (283)
                                    ------------     -----------
        Total stockholders' equity     1,002,204        446,388
                                    ------------     -----------
                                      $2,531,683       $826,890
                                    ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED          THREE MONTHS ENDED
IN THOUSANDS                                                           SEPTEMBER 30               SEPTEMBER 30
                                                                 -------------------------  -----------------------

                                                                    1998           1997        1998         1997
                                                                 ---------       --------   ---------    ----------
Revenues:
 Equipment rentals                                                $592,502       $263,249    $282,818    $104,835
 Sales of rental equipment                                          73,703         26,990      30,481      10,026
 Sales of new equipment,
  merchandise and other revenues                                   138,057         37,585      65,775      14,159
                                                                 ---------       --------   ---------    ----------
Total revenues                                                     804,262        327,824     379,074     129,020

Cost of revenues:
 Cost of equipment rentals, excluding
  depreciation                                                     263,529        127,799     119,594      46,687
 Depreciation of rental equipment                                  119,970         56,715      52,953      21,221
 Cost of rental equipment sales                                     39,820         13,084      17,261       4,594
 Cost of new equipment and merchandise
  sales and other operating costs                                  106,893         30,040      50,549      10,870
                                                                 ---------       --------   ---------    ----------
Total cost of revenues                                             530,212        227,638     240,357      83,372
                                                                 ---------       --------   ---------    ----------

Gross profit                                                       274,050        100,186     138,717      45,648
Selling, general and administrative expenses                       128,763         48,488      60,413      21,002
Merger-related expenses                                             42,216                     42,216
Non-rental depreciation and amortization                            23,693          9,223      11,201       3,492
Termination cost of deferred compensation agreements                               20,290
                                                                 ---------       --------   ---------    ----------
Operating income                                                    79,378         22,185      24,887      21,154
Interest expense                                                    39,170          6,316      23,924       2,624
Other (income) expense                                              (4,524)        (1,356)       (291)       (531)
                                                                 ---------       --------   ---------    ----------

Income before provision for
 income taxes and extraordinary items                               44,732         17,225       1,254      19,061
Provision for income taxes                                          26,450         21,875       9,652       7,363
                                                                 ---------       --------   ---------    ----------
Income (loss) before extraordinary items                            18,282         (4,650)     (8,398)     11,698
Extraordinary items, net of income taxes of $14,255
 in 1998 and $995 in 1997                                           21,337          1,511      21,337
                                                                 ---------       --------   ---------    ----------
Net income (loss)                                                 $ (3,055)      $ (6,161)   $(29,735)   $ 11,698
                                                                 =========       ========   =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

IN THOUSANDS

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                       ------------------------
                                                          1998          1997
                                                       ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $    (3,055)  $  (6,161)
  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
      Depreciation and amortization                        143,663      65,938
      Amortization of original issue discount
        and deferred financing fees                            527
      Extraordinary items                                   35,592       2,506
      Write down of assets held for sale                     4,040
      Gain on sale of rental equipment                     (33,883)    (13,906)
      Deferred income taxes                                    402      12,829
Changes in operating assets and
  liabilities:
    Accounts receivable                                    (58,440)    (17,612)
    Inventory                                               (9,414)     (3,100)
    Prepaid expenses and other assets                       23,654      (3,880)
    Accounts payable                                        58,039       5,759
    Accrued expenses and
      other liabilities                                     43,906       4,319
                                                       -----------   ---------
      Net cash provided by operating
        activities                                         205,031      46,692

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of rental equipment                           (426,717)   (188,041)
  Purchases of property and equipment                      (53,997)    (34,258)
  Proceeds from sales of rental
    equipment                                               73,703      26,990
  In-process acquisition costs                              (4,413)
  Payment of contingent purchase price                      (2,617)
  Purchases of other companies                            (833,297)    (36,607)
                                                       -----------   ---------
      Net cash used in investing activities             (1,247,338)   (231,916)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock, net of issuance costs                           206,993     240,922
  Proceeds from debt                                     1,934,137     105,776
  Repayments of debt                                    (1,410,122)   (100,541)
  Payment of debt financing costs                          (26,711)     (3,841)
  Capital contribution by parent                           290,928
  Distribution to stockholders                              (3,536)
                                                       -----------   ---------
      Net cash provided by financing
        activities                                         991,689     242,316
                                                       -----------   ---------
  Net increase (decrease) in cash and
    cash equivalents                                       (50,618)     57,092
  Cash and cash equivalents at
    beginning of period                                     72,411       2,906
  Cash and cash equivalents at
    end of period                                      $    21,793   $  59,998
                                                       ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CON'T
                                  (UNAUDITED)


IN THOUSANDS

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                 ------------------------
                                                    1998           1997
                                                 ----------  ------------
Supplemental disclosure of cash flow
information:

 Cash paid during the period:
   Interest                                       $17,795      $11,131
   Income taxes                                   $ 9,679      $11,681

Supplemental disclosure of non-cash
investing and financing activities:

  During the nine month period ended
  September 30, 1998, a convertible note in the principal amount of $200 was converted into 15 shares of common stock.

  The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:

    Assets, net of cash acquired                1,335,091       36,607
    Liabilities assumed                          (441,120)
    Less:
    Amounts paid in common stock and
      warrants                                    (60,674)
                                               ----------     --------
      Net cash paid                            $  833,297      $36,607
                                               ==========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997


1.   BASIS OF PRESENTATION

General

     United Rentals, Inc. is principally a holding company ("Holdings") and conducts its operations principally through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. URI was incorporated in August 1997, initially capitalized in September 1997 and commenced equipment rental operations in October 1997. Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI described in Note
4. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to URI and its subsidiaries, with respect to periods prior to the reorganization. Prior to the formation of Holdings, the consolidated financial statements of the Company represented the accounts of URI and its subsidiaries. Separate footnote information is not presented for the financial statements of URI and subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of URI and its subsidiaries as they are wholly owned subsidiaries of Holdings.

     The Company's consolidated balance sheet, statements of operations and statements of cash flows as of December 31, 1997, and for the nine and three month periods ended September 30, 1998 and 1997, have been restated to include the accounts of certain acquisitions completed in 1998, that were accounted for as poolings-of-interests. See Note 2.

     The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company adopted SFAS No. 130 during the period ended March 31, 1998. The adoption of SFAS No. 130 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments. The Company is required to adopt SFAS No. 131 by December 31, 1998.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Company is required to adopt SFAS No. 132 by December 31, 1998. The adoption of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company is required to adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material ffect on the Company's consolidated financial position or results of operations.

2.   ACQUISITIONS

     During the nine months ended September 30, 1998, the Company completed 69 acquisitions. Three of such acquisitions were accounted for as poolings-of-interests (the "Pooling Transactions")and 66 were accounted for as purchases.

Acquisitions Accounted for as Poolings-of-Interests

     On August 24, 1998, the Company issued 2,744,368 shares of its Common Stock for all of the outstanding shares of common stock of Rental Tools and Equipment Co. ("Rental Tools"). This transaction was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements at December 31, 1997 and for all periods presented have been restated to include the accounts of Rental Tools.

     On September 24, 1998, the Company issued 1,456,997 shares of its Common Stock for all of the outstanding shares of common stock of Wynne Systems, Inc. ("Wynne"). The transaction was accounted for as a pooling-of-interests; however, this transaction was not material to the Company's consolidated operations and financial position and, therefore, the Company's financial statements have not been restated for this transaction.

     On September 29, 1998, a merger (the "Merger")of United Rentals, Inc. and U.S. Rentals, Inc. ("U.S. Rentals") was completed. The Merger was effected by having a wholly owned subsidiary of United Rentals, Inc. merge with and into U.S. Rentals. Following the Merger, United Rentals, Inc. contributed the capital stock of U.S. Rentals to URI, a wholly owned subsidiary of United Rentals, Inc. Pursuant to the Merger, each outstanding share of common stock of U.S. Rentals was converted into the right to receive 0.9625 of a share of common stock of United Rentals, Inc. An aggregate of approximately 29.6 million shares of United Rentals, Inc. Common Stock were issued in the

Merger in exchange for the outstanding shares of U.S. Rentals common stock. The Merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements at December 31, 1997, and for all periods presented have been restated to include the accounts of U.S. Rentals.

     The table below shows the separate revenue and net income (loss) of the Company, U.S. Rentals and Rental Tools for periods prior to combination (in thousands):

                              The Company        U.S. Rentals        Rental Tools          Combined
                           ------------------  -----------------  ------------------  ------------------
Nine months ended
  September 30, 1998
Revenues                            $311,919           $451,101              $41,242           $804,262
Net income (loss)                    (53,178)            43,670                4,695             (4,813)

Nine months ended
  September 30, 1997
Revenues                                                291,501               36,323            327,824
Net income (loss)                       (273)            (6,471)                 583             (6,161)

Three months ended
  September 30, 1998
Revenues                             184,566            178,219               16,289            379,074
Net income (loss)                    (61,398)            27,190                2,715            (31,493)

Three months ended
  September 30, 1997
Revenues                                                114,020               15,000            129,020
Net income (loss)                       (273)            10,857                1,114             11,698

     Rental Tools was accounted for as a Subchapter S Corporation prior to being acquired by the Company. In general, the income or loss of a Subchapter S Corporation is passed through to its stockholders rather than being subjected to taxes at the corporate level.

Acquisitions Accounted for as Purchases

     The acquisitions completed by the Company in the first nine months of 1998 include 66 that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

     The aggregate initial consideration paid by the Company for such acquisitions that were accounted for as purchases was $878.6 million and consisted of approximately $818.4 million in cash and 5.1 million shares of Common Stock and warrants to purchase an aggregate of 30,000 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $418.6 million. The Company also agreed in connection with 12 of such acquisitions to pay additional amounts to the former owners based upon specified future revenues and/or new store openings (such amounts being limited to (i) $10.0 million, $2.0 million, $1.4 million, 1.0 million, $0.8 million, $0.8 million, $0.5 million, $0.5 million, $0.5 million $0.4 million and Cdn. $4.0 million, respectively, with respect to 11 of such acquisitions and (ii) an amount based on the revenues of a single store with respect to the other acquisition).

     The purchase prices for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed.

     The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the nine months ended September 30, 1998 as though each acquisition described above that was accounted for as a purchase was completed on January 1, 1998 (in thousands, except per share data):

                                         NINE MONTHS ENDED
                                         SEPTEMBER 30,1998
                                         -----------------

Revenues                                        $1,070,883
Net income                                          34,006
Basic earnings per share                        $     0.49
Diluted earnings per share                      $     0.44

     The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

Merger-Related Expenses and Extraordinary Item

     The results of operations for the third quarter of 1998 include pre-tax expenses related to the three Pooling Transactions totaling approximately $42.2 million ($29.5 million after-tax), consisting of (i) $18.5 million for investment banking, legal, accounting services and other merger costs, (ii) $14.5 million of expenses relating to the closing of duplicate facilities, (iii) $6.3 million for employee severance and (iv) $2.9 million in other expenses. Certain merger related expenses are transitional in nature and, in accordance with generally accepted accounting principles, are not presently accruable and will be expensed in future quarters.

     Additionally, in the third quarter of 1998, the Company recorded a pre-tax extraordinary charge of $35.6 million ($21.3 million after-tax) relating to early extinguishment of debt primarily related to the Merger with U.S. Rentals.

3.   REVOLVING CREDIT FACILITY

     In connection with the Merger, URI obtained a new credit facility (the "Credit Facility") dated as of September 29, 1998, with a group of financial institutions. The credit facility enables URI to borrow up to $762.5 million on a revolving basis and permits a Canadian subsidiary of URI (the "Canadian Subsidiary") to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian Subsidiary do not exceed $762.5 million). Up to $25 million is available in the form of letters of credit. The agreement governing the Credit Facility requires that the aggregate commitment shall be reduced on the last day of each calendar quarter, beginning September 30, 2001 and continuing through June 30, 2003 by an amount equal to $19.1 million. The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. The amount of indebtedness outstanding under the Credit Facility was $535.0 million at September 30, 1998.

     Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i)the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin ranging from 0.950% to 1.625% per annum. Borrowings by the Canadian subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 0.950% to 1.625% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to the Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 0.95% to 1.625% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $762.5 million aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

4.   HOLDING COMPANY REORGANIZATION

     URI was formerly named United Rentals, Inc. On August 5, 1998, a reorganization was effected pursuant to which (i) URI became a wholly owned subsidiary of Holdings a newly formed holding company, (ii) the name of URI was changed from United Rentals, Inc. to United Rentals (North America), Inc., (iii) the name of the new holding company became United Rentals, Inc., (iv) the outstanding common stock of URI was automatically converted, on a share-for-share basis, into Common Stock of Holdings and (v) the Common Stock of Holdings commenced trading on the New York Stock Exchange under the symbol "URI" instead of the common stock of URI. The purpose of the reorganization was to facilitate certain financings. The business operations of the Company did not change as a result of the new legal structure. The stockholders of Holdings have the same rights, privileges and interests with respect to Holdings as they had with respect to URI immediately prior to the reorganization.

5.   TERM LOAN

     In July 1998, URI obtained a $250 million term loan from a group of financial institutions (the "Term Loan"). The Term Loan matures on June 30, 2005. The term loan accrues interest, at the Company's option, at either (a) the Base Rate (as defined with respect to the Credit Facility) plus a margin ranging from 0% to 0.5% per annum, or (b) the Eurodollar Rate (as defined with respect to the Credit Facility for borrowings by URI) plus a margin ranging from 1.875% to 2.375% per annum. The Term Loan is secured pari passu with the Credit Facility. URI used the net proceeds from the Term Loan for acquisitions.

6.   SENIOR SUBORDINATED NOTES

     In May 1998, the Company issued $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes which are due June 1, 2008. The Company used $102.8 million of the net proceeds from the sale of such notes to repay all of the then outstanding indebtedness under the Company's credit facility and used the balance of such net proceeds from this offering for acquisitions, capital expenditures and general corporate purposes.

     In August 1998, URI issued $205 million aggregate principal amount of 8.80% Senior Subordinated Notes which are due August 15, 2008. URI used $90.3 million of the net proceeds from the sale of such notes to repay all of the then outstanding indebtedness under the Company's credit facility and used the balance of such net proceeds from this offering for acquisitions, capital expenditures and general corporate purposes.

7.   ISSUANCE OF 6 1/2% CONVERTIBLE QUARTERLY INCOME PREFERRED SECURITIES

     On August 5, 1998, a subsidiary trust (the "Trust") of Holdings issued and sold in a private offering (the "Preferred Securities Offering") $300 million of 6 1/2% Convertible Quarterly Income Preferred Securities (the "Preferred Securities"). The net proceeds from the Preferred Securities Offering were approximately $290 million. The Trust used the proceeds from the Preferred Securities Offering to purchase convertible subordinated debentures from Holdings which resulted in Holdings receiving all of the net proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to URI. URI used approximately $281 million of such net proceeds to repay the then outstanding indebtedness under the Company's credit facility and used the balance of such net proceeds for acquisitions.

8.   COMMON STOCK

     On March 11, 1998, the Company completed a public offering of 8,625,000 shares of Common Stock. The net proceeds to the Company from this offering were approximately $207.4 million (after deducting the underwriting discounts and offering expenses). The Company used $132.7 million of the net proceeds from this offering to repay all of the then outstanding indebtedness under the Company's credit facility and used the balance of such net proceeds for acquisitions. At a special meeting of stockholders held on September 29, 1998, the shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000.

9. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                        SEPTEMBER 30           SEPTEMBER 30
                                                      -----------------     -----------------
                                                       1998      1997         1998      1997
                                                       ----      ----         ----      ----
Numerator:

 Income (loss) before extraordinary items              $16,524    $(4,650)  $(10,156)  $11,698
                                                       =======    =======   ========   =======

Denominator:

 Denominator for basic
  earnings per share
  weighted-average shares                               64,363     46,072     68,415    47,863
 Effect of dilutive securities:
  Employee stock options                                 2,335                 2,720
  Warrants                                               4,296      1,644      4,437     1,644

 Dilutive potential common
  shares
  Denominator for diluted
  earnings per share -
    adjusted weighted-average
    shares                                              70,994     47,716     75,572    49,507
Basic earnings before extraordinary
 items per share                                       $  0.26    $ (0.10)  $  (0.15)  $  0.24
                                                       =======    =======   ========   =======
Diluted earnings before
extraordinary items per share                          $  0.23    $ (0.10)  $  (0.13)  $  0.24
                                                       =======    =======   ========   =======

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management has determined that such information would not be material to investors. However, condensed consolidating financial information as of September 30, 1998 and for the nine and three months ended September 30, 1998, are presented. The condensed consolidating financial information as of and for the periods ended December 31, 1997 have been omitted since the non-guarantors subsidiaries came into existence during 1998. The condensed consolidating financial information of URI and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
IN THOUSANDS

                                                                  SEPTEMBER 30, 1998
                                  ------------------------------------------------------------------------------
                                                   GUARANTOR    NON-GUARANTOR                  CONSOLIDATED
                                        URI      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                    -----------  -------------  --------------  -------------  -------------
ASSETS

Cash and cash equivalents           $    4,907     $   13,492        $  3,394                    $   21,793
Accounts receivable, net                              217,279          15,169                       232,448
Intercompany receivable
  (payable)                            766,764       (720,507)        (46,257)
Inventory                                              68,931           5,964                        74,895
Prepaid expenses and
 other assets                           11,290         10,368           1,658                        23,316
Rental equipment, net                               1,150,965          40,483                     1,191,448
Property and equipment,
   net                                                162,801           5,888                       168,689
Investment in
   subsidiaries                      1,338,107                                   $(1,338,107)
Intangible assets, net                     145        764,731          54,218                       819,094
                                    ----------     ----------        --------    -----------     ----------
                                    $2,121,213     $1,668,060        $ 80,517    $(1,338,107)    $2,531,683
                                    ==========     ==========        ========    ===========     ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
   Accounts payable                 $    6,572     $  112,937        $  7,708                    $  127,217
   Debt                              1,206,500         23,846           5,162                     1,235,508
   Deferred income taxes                 1,906         18,855                                        20,761
   Accrued expenses and
     other liabilities                  34,906        109,689           1,398                       145,993
                                    ----------     ----------        --------    -----------     ----------
            Total liabilities        1,249,884        265,327          14,268                     1,529,479

Commitments and contingencies
Stockholders' equity:


  Common stock                             334                                                          334
  Additional paid-in
    capital                            963,076      1,296,837          60,054    $(1,338,107)       981,860
  Retained earnings                    (92,081)       105,896           6,478                        20,293
  Cumulative translation
    adjustments                                                          (283)                         (283)
                                    ----------     ----------        --------    -----------     ----------
      Total stockholders'
        equity                         871,329      1,402,733          66,249     (1,338,107)     1,002,204
                                    ----------     ----------        --------    -----------     ----------
                                    $2,121,213     $1,668,060        $ 80,517    $(1,338,107)    $2,531,683
                                    ==========     ==========        ========    ===========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
IN THOUSANDS

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  ------------------------------------------------------------------------------
                                                   GUARANTOR    NON-GUARANTOR                  CONSOLIDATED
                                        URI      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                    -----------  -------------  --------------  -------------  -------------
Revenues:

  Equipment rentals                                $572,884         $19,618                      $592,502
  Sales of rental
    equipment                                        71,019           2,684                        73,703
  Sales of new
    equipment,
    merchandise and
    other revenues                                  127,216          10,841                       138,057
                                     --------      --------         -------       --------       --------
Total revenues                                      771,119          33,143                       804,262

Cost of revenues:
  Cost of equipment
    rentals,
    excluding
    depreciation                                    255,345           8,184                       263,529
  Depreciation of
    rental equipment                                116,974           2,996                       119,970
  Cost of rental
    equipment sales                                  38,235           1,585                        39,820
  Cost of new
    equipment and
    merchandise sales
    and other
    operating costs                                  98,157           8,736                       106,893
                                     --------      --------         -------       --------       --------
Total cost of revenues                              508,711          21,501                       530,212
                                     --------      --------         -------       --------       --------
Gross profit                                        262,408          11,642                       274,050
Selling, general and
  administrative
  expenses                           $ 13,091       111,479           4,193                       128,763
Merger-related expenses                24,048        18,168                                        42,216
Non-rental depreciation and
  amortization                            400        22,532             761                        23,693
                                     --------      --------         -------       --------       --------

Operating income (loss)               (37,539)      110,229           6,688                        79,378
Interest expense                       20,389        18,542             239                        39,170
Other(income)expense                      297        (4,788)            (33)                       (4,524)
                                     --------      --------         -------       --------       --------
Income (loss) before
  provision for income
  taxes and extraordinary
  item                                (58,225)       96,475           6,482                        44,732
Provision for
  income taxes                         14,138        12,312                                        26,450
                                     --------      --------         -------       --------       --------
Income (loss) before
  extraordinary item and
  equity in net earnings
  of subsidiaries                     (72,363)       84,163           6,482                        18,282
Extraordinary item, net                 1,640        19,697                                        21,337
                                     --------      --------         -------       --------       --------
Income (loss) before
  equity in net earnings of
  subsidiaries                        (74,003)       64,466           6,482                        (3,055)
Equity in net earnings of
  subsidiaries                         70,948                                     $(70,948)
                                     --------      --------         -------       --------       --------
Net income (loss)                    $ (3,055)     $ 64,466         $ 6,482       $(70,948)      $ (3,055)
                                     ========      ========         =======       ========       ========

CONSOLIDATING STATEMENT OF OPERATIONS
IN THOUSANDS

                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                              -------------------------------------------------------------------------------------------
                                                    GUARANTOR        NON-GUARANTOR                         CONSOLIDATED
                                    URI            SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS          TOTAL
                              -------------      ----------------  -----------------  -----------------  ----------------
Revenues:

  Equipment rentals                                     $270,920            $11,898                             $282,818
  Sales of rental
    equipment                                             29,417              1,064                               30,481
  Sales of new
    equipment,
    merchandise and
    other revenues                                        60,155              5,620                               65,775
                              -------------      ----------------  -----------------  -----------------  ----------------
Total revenues                                           360,492             18,582                              379,074

Cost of revenues:
  Cost of equipment
    rentals,
    excluding
    depreciation                                         114,649              4,945                              119,594
  Depreciation of
    rental equipment                                      51,207              1,746                               52,953
  Cost of rental
    equipment sales                                       16,714                547                               17,261
  Cost of new
    equipment and
    merchandise sales
    and other
    operating costs                                       46,381              4,168                               50,549
                              -------------      ----------------  -----------------  -----------------  ----------------
Total cost of revenues                                   228,951             11,406                              240,357
                              -------------      ----------------  -----------------  -----------------  ----------------
Gross profit                                             131,541              7,176                              138,717
Selling, general and
  administrative
  expenses                        $  5,463                52,735              2,215                               60,413
Merger-related expenses             24,048                18,168                                                  42,216
Non-rental depreciation
  and amortization                      83                10,609                509                               11,201
                              -------------      ----------------  -----------------  -----------------  ----------------
Operating income (loss)            (29,594)               50,029              4,452                               24,887
Interest expense                    15,804                 7,977                143                               23,924
Other(income)expense                   346                  (626)               (11)                                (291)
                              -------------      ----------------  -----------------  -----------------  ----------------
Income (loss) before
  provision for income
  taxes and extraordinary
  item                             (45,744)               42,678              4,320                                1,254
Provision for
  income taxes                       8,435                 1,217                                                   9,652
                              -------------      ----------------  -----------------  -----------------  ----------------
Income (loss) before
  extraordinary item
  and equity in net
  earnings of
  subsidiaries                     (54,179)               41,461              4,320                               (8,398)
Extraordinary item, net              1,640                19,697                                                  21,337
                              -------------      ----------------  -----------------  -----------------  ----------------
Income (loss) before
  equity in net earnings
  of subsidiaries                  (55,819)               21,764              4,320                              (29,735)
Equity in net earnings of
  subsidiaries                      26,084                                                    $(26,084)
                              -------------      ----------------  -----------------  -----------------  ----------------
Net income (loss)                 $(29,735)             $ 21,764            $ 4,320           $(26,084)         $(29,735)
                              =============      ================  =================  =================  ================

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
IN THOUSANDS

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 -------------------------------------------------------------------------------------------
                                                        GUARANTOR         NON-GUARANTOR                        CONSOLIDATED
                                        URI            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS         TOTAL
                                 ---------------      --------------     ---------------    --------------    --------------
Net cash provided by (used in)
 operating activities                $  (443,929)         $ 638,566              $10,394                         $   205,031

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of rental
    equipment                                              (418,182)              (8,535)                           (426,717)
  Purchase of property
    and equipment                         (8,887)           (44,467)                (643)                            (53,997)
  Proceeds from sales of
    rental equipment                                         71,019                2,684                              73,703
  In-process acquisition
    costs                                 (4,413)                                                                     (4,413)
  Payment of contingent
    purchase price                                           (2,111)                (506)                             (2,617)
  Purchase of other companies           (820,787)           (12,510)                                                (833,297)
                                 ---------------      --------------     ---------------    --------------    --------------
    Net cash used in
      investing activities              (834,087)          (406,251)              (7,000)                         (1,247,338)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from issuance
    of common stock and
    warrants, net of
    issuance costs                       206,993                                                                     206,993
  Proceeds from debt                   1,923,950             10,187                                                1,934,137
  Repayment of debt                   (1,179,437)          (230,685)                                              (1,410,122)
  Payment of debt
    financing costs                      (26,711)                                                                    (26,711)
  Capital contribution by
    parent                               290,928                                                                     290,928
  Distribution to
    stockholders                                             (3,536)                                                  (3,536)
                                 ---------------      --------------     ---------------    --------------    --------------
    Net cash provided by
      (used in)financing
      activities                       1,215,723           (224,034)                                                 991,689

  Net increase (decrease)
    in cash and cash
    equivalents                          (62,293)             8,281                3,394                             (50,618)
  Cash and cash
    equivalents at
    beginning of period                   67,200              5,211                                                   72,411
                                 ---------------      --------------     ---------------    --------------    --------------
      Cash and cash
        equivalents at
        end of period                $     4,907           $ 13,492             $  3,394                         $    21,793
                                 ===============      ==============      ==============    ==============    ==============

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
IN THOUSANDS

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    --------------------------------------------------------------------------------
                                                   GUARANTOR        NON-GUARANTOR                      CONSOLIDATED
                                       URI       SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                   -----------  --------------     --------------    --------------    -------------
Supplemental disclosure of
cash flow information:

 Cash paid during the period:
   Interest                        $    6,630        $11,098             $   67                          $  17,795
   Income taxes                                      $ 7,434             $2,245                          $   9,679

 Supplemental disclosure of
  non-cash investing and
    financing activities:

 During the nine month period
   ended September 30, 1998, a
   convertible note in the
   principal amount of
   $200 was converted
   into 15 shares of
   common stock

The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:

Assets, net of cash
 acquired                          $1,335,091                                                           $1,335,091
Liabilities assumed                  (441,120)                                                            (441,120)
 Less:
Amounts paid in common
 stock and warrants                   (60,674)                                                             (60,674)
                                   -----------  --------------     --------------    --------------    -------------
 Net cash paid                     $  833,297                                                           $  833,297
                                   ===========  ==============     ==============    ==============    =============

11.       SUBSEQUENT EVENTS

Completed Acquisitions

     Subsequent to September 30, 1998 (through November 10, 1998), the Company
completed the acquisition of eight equipment rental companies.   The aggregate
consideration paid by the Company for these acquisitions was $22.9 million and consisted of approximately $18.8 million in cash and notes, and 4,868 shares of Common Stock. The Company also agreed in connection with one of the acquisitions to pay the former owners additional amounts based upon specified future revenues not to exceed $300,000 in the aggregate. The Company funded a portion of the cash consideration for these acquisitions with cash on hand and the balance with borrowings under the Company's revolving credit facility.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the nine and three months ended September 30, 1998 and 1997 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1997 Annual Report on Form 10-K.

     The following discussion includes statements that are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company Plans," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed below "Factors that May Influence Results and Accuracy of Forward-Looking Statements".

     United Rentals, Inc. is principally a holding company and conducts its operations principally through its wholly owned subsidiary United Rentals (North America), Inc. and subsidiaries of United Rentals (North America), Inc. Unless otherwise indicated, (i) the term "Holdings" refers to United Rentals, Inc.,
(ii) the term "URI" refers to United Rentals (North America), Inc. a wholly owned subsidiary of Holdings, and (iii) the term "the Company" refers to Holdings and its subsidiaries (URI and its subsidiaries with respect to periods prior to the reorganization described in Note 4 to the Unaudited Consolidated Financial Statements of the Company included elsewhere herein).

Introduction

     The Company commenced equipment rental operations in October 1997 by acquiring six established equipment rental companies. The Company completed 77 additional acquisitions in the first eleven months of 1998 (through November 10, 1998), including a merger with U.S. Rentals (the "U.S. Rentals Merger") which was completed in September 1998.

     Three of the acquisitions completed by the Company (including the U.S. Rentals Merger) were accounted for as "poolings-of-interests", and the Company's financial statements have been restated to include the accounts of the companies acquired in such transactions (excluding one that was not material). See Note 2 to the Unaudited Consolidated Financial Statements of the Company included elsewhere herein. As a result of such restatement, the Company's financial statements include periods that precede the date on which the Company commenced operations.

     The other 66 acquisitions completed by the Company during the first nine months of 1998 were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1997 and 1998 were impacted by these acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

GENERAL

     The Company primarily derives revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of rental equipment, (iii) the sale of new equipment, and (iv) the sale of related merchandise and parts.

     Cost of operations consists primarily of depreciation costs associated with rental equipment, the cost of repairing and maintaining rental equipment, the cost of rental and new equipment sold, personnel costs, occupancy costs and supplies.

     The Company records rental equipment expenditures at cost and depreciates equipment using the straight-line method over the estimated useful life (which ranges from 2 to 10 years), after giving effect to an estimated salvage value of 0% to 10% of cost.

     Selling, general and administrative expense includes advertising and marketing expenses, management salaries, and clerical and administrative overhead.

     Non-Rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of intangible assets. The Company's intangible assets include goodwill, which represents the excess of the purchase price of acquired companies over the estimated fair market value of the net assets acquired.

RESULTS OF OPERATIONS

 Nine months ended September 30, 1998 and 1997

     Revenues. Revenues for the first nine months of 1998 were $804.3 million, representing an increase of 145.3% over revenues for the first nine months of 1997 of $327.8 million. Of this increase, approximately 126.2 percentage points were attributable to new rental locations acquired through acquisitions and the start-up of new locations. The remaining increase of approximately 19.1 percentage points was due to increased revenues at rental locations owned for more than one year, primarily attributable to an increase in the volume of rental transactions.

     Gross Profit. Gross profit increased to $274.1 million during the first nine months of 1998 from $100.2 million during the first nine months of 1997. This increase in gross profit was primarily attributable to the increase in revenues described above. As a percentage of revenue, gross profit was 34.1% during 1998 and 30.6% during 1997.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") was $128.8 million or 16.0% of total revenues during the first nine months of 1998 and $48.5 million or 14.8% of total revenues during the first nine months of 1997. The increase in SG&A as a percentage of revenues in 1998 primarily reflected the additional expenses for senior management and corporate overhead that the Company began incurring in the third quarter of 1997 as it built the management team and infrastructure required to support its growth strategy.

     Merger-Related Expenses. The Company incurred merger-related expenses in the first nine months of 1998 of $42.2 million ($29.5 million after-tax) in connection with three acquisitions completed by the Company in 1998 that were accounted for as poolings-of-interests. These expenses consisted of (i) $18.5 million for investment banking, legal, accounting services and other merger costs, (ii) $14.5 million of expenses relating to the closing of duplicate facilities, (iii) $6.3 million for employee severance and (iv) $2.9 million in other expenses. Certain merger related expenses are transitional in nature and, in accordance with generally accepted accounting principles, are not presently accruable and will be expensed in future quarters.

     Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $23.7 million or 2.9% of total revenues during the first nine months of 1998 and $9.2 million or 2.8% of total revenues during the first nine months of 1997. The increase in the dollar amount of non-rental depreciation and amortization in 1998 primarily reflected the amortization of goodwill attributable to the acquisitions completed at the end of 1997 and in 1998.

     Termination Cost of Deferred Compensation Agreements. The Company's results for the first nine months of 1997 were impacted by $20.3 million of expenses for "termination costs of deferred compensation agreements." These expenses reflect one-time expenses that were incurred by U.S. Rentals in connection with the termination of certain deferred incentive compensation agreements in connection with its initial public offering.

     Interest Expense. Interest expense increased to $39.2 million during the first nine months of 1998 from $6.3 million during the first nine months of 1997. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to the first nine months of 1997 primarily as a result of the completion of acquisitions.

     Preferred Dividends of a Subsidiary Trust. During the first nine months of 1998, preferred dividends of a subsidiary trust were $3.0 million. These dividends relate to the preferred securities issued in August 1998 by a subsidiary trust of the Company (as described under "--Liquidity and Capital Resources--Recent Financings").

     Other(Income)Expense. Other income was $4.5 million during the first nine months of 1998 compared with $1.4 million during the first nine months of 1997. The increase in other income in 1998 primarily reflected increased interest income in 1998 as a result of higher cash balances resulting from the financing transactions completed in the fourth quarter of 1997 and in 1998.

     Income Taxes. Income taxes increased to $25.2 million, or an effective rate of 60.4%, during the first nine months of 1998 from $21.9 million, or an effective rate of 127.0% during the first nine months of 1997. During 1998 the Company's high effective tax rate reflected (i) the non-deductibility of certain merger related expenses and (ii) a $4.8 million charge to recognize deferred tax liabilities of a company, which was an S Corporation prior to being acquired by the Company. During 1997 the Company's high effective tax rate reflected (i) a $7.5 million charge to recognize deferred tax liabilities of U.S. Rentals, which was an S Corporation prior to its initial public offering, and (ii) the non-deductibility for income tax purposes of certain losses that were incurred by U.S. Rentals prior to a recapitalization effected in connection with its initial public offering.

     Extraordinary Items. The Company recorded an extraordinary charge of $35.6 million ($21.3 million net of taxes) in the first nine months of 1998 and an extraordinary charge of $1.5 million in the first nine months of 1997. Such charge in 1998 was incurred in connection with the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals. Such charges in 1997 were incurred by U.S. Rentals in connection with the prepayment of certain debt.

Three months ended September 30, 1998 and 1997

     Revenues. Revenues for three months ended September 30, 1998 were $379.1 million, representing an increase of 193.8% over revenues for the three months ended September 30, 1997 of $129.0 million. Of this increase, approximately 166.0 percentage points were attributable to new rental locations acquired through acquisitions and the start-up of new locations. The remaining increase of approximately 27.8 percentage points was due to increased revenues at rental locations owned for more than one year, primarily attributable to an increase in the volume of rental transactions.

     Gross Profit. Gross profit increased to $138.7 million during the three months ended September 30, 1998 from $45.6 million during the three months ended September 30, 1997. This increase in gross profit was primarily attributable to the increase in revenues described above. As a percentage of revenue, gross profit was 36.6% during the 1998 period and 35.4% during the 1997 period.

      Selling, General and Administrative Expense. SG&A increased to $60.4 million during the three months ended September 30, 1998 from $21.0 million during the three months ended September 30, 1997, but as a percentage of total revenues decreased to 15.9% in the 1998 period from 16.3% in the 1997 period. The decrease in SG&A as a percentage of revenues in 1998 primarily reflected the fact that revenues increased without a commensurate increase in senior management and corporate overhead expenses.

     Merger-Related Expenses. The Company incurred merger-related expenses in the three months ended September 30, 1998 of $42.2 million($29.5 million after-tax) in connection with three acquisitions completed by the Company in such period that were accounted for as poolings-of-interests. These expenses consisted of (i) $18.5 million for investment banking, legal, accounting services and other merger costs, (ii) $14.5 million of expenses relating to the closing of duplicate facilities, (iii) $6.3 million for employee severance and
(iv) $2.9 million in other expenses. Certain merger related expenses are transitional in nature and, in accordance with generally accepted accounting principles, are not presently accruable and will be expensed in future quarters.

     Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $11.2 million or 3.0% of total revenues during the three months ended September 30, 1998 and $3.5 million or 2.7% of total revenues during the three months ended September 30, 1997. The increase in the dollar amount of non-rental depreciation and amortization in 1998 primarily reflected the amortization of goodwill attributable to the acquisitions completed at the end of 1997 and in 1998.

     Interest Expense. Interest expense increased to $23.9 million during the three months ended September 30, 1998 from $2.6 million during the three months ended September 30, 1997. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to September 30, 1997 primarily as a result of the completion of acquisitions.

     Preferred Dividends of a Subsidiary Trust. During the three months ended September 30, 1998, preferred dividends of a subsidiary trust were $3.0 million. These dividends relate to the preferred securities issued in August 1998 by a subsidiary trust of the Company (as described under "--Liquidity and Capital Resources--Recent Financings").

     Other(Income) Expense. Other income was $0.3 million during the three months ended September 30, 1998 and $0.5 million during three months ended September 30, 1997.

     Income Taxes. Income taxes increased to $8.4 million during the three months ended September 30, 1998 from $7.4 million, or an effective rate of 38.6%, during the three months ended September 30, 1997. During the 1998 period, the Company recorded a provision for income taxes despite a pretax loss because
(i) certain merger-related expenses were not deductible for income tax purposes and (ii) a $4.8 million charge was recorded to recognize deferred tax liabilities of a company, which was an S Corporation prior to being acquired by the Company.

     Extraordinary Items. The Company recorded an extraordinary charge of $35.6 million ($21.3 million net of taxes) during the three months ended September 30, 1998. Such charge was incurred in connection with the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company had cash-on-hand at the beginning of 1998 of approximately $72.4 million, primarily representing the net proceeds of the Company's initial public offering not used to repay indebtedness. During the first nine months of 1998, the Company(i) generated cash from operations of approximately $208.1 million,(ii) generated cash from the sales of rental equipment of approximately $73.7 million and (iii) had net cash from financing activities of approximately $1,000.8 million.

     During the first nine months of 1998, the Company used cash principally to
(i) pay consideration for acquisitions (approximately $833.3 million), (ii) repay indebtedness in connection with the U.S. Rentals Merger and Rental Tools transaction (approximately $450.3 million), (iii) purchase rental equipment (approximately $426.7 million) and (iv) purchase other property and equipment (approximately $66.1 million). These cash expenditures were the principal reason for the decrease in cash at September 30, 1998 compared with December 31, 1997.

     The acquisitions and the equipment purchases made in 1998 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in the following items at September 30, 1998 compared with December 31, 1997: accounts receivable, inventory, rental equipment, property and equipment, intangible assets, accounts payable, debt, and accrued expenses and other liabilities.

     The increase in prepaid expenses and other assets at September 30, 1998 compared with December 31, 1997 primarily reflects (i) an increase in prepaid expenses relating to the Company's operations, (ii) deferred tax assets recorded in connection with acquisitions and (iii) certain direct costs relating to potential acquisitions that were capitalized.

     The increase in stockholders' equity at September 30, 1998 compared with December 31, 1997, primarily reflects (i) the sale of 8,625,000 shares of Common Stock in a public offering in

March 1998 for aggregate consideration of $207.4 million (after deducting the underwriting discounts and estimated offering expenses) and (ii) the issuance of an aggregate of 3,580,230 shares of Common Stock during the nine months ended September 30, 1998 as consideration for acquisitions.

CERTAIN INFORMATION CONCERNING URI'S CREDIT FACILITY

     In September 1998, URI obtained a new $762.5 million revolving credit facility (the "Credit Facility"), with a group of financial institutions which replaced the credit facility that had previously been used by URI. Set forth below is certain information concerning the terms of the Credit Facility.

     The Credit Facility enables URI to borrow up to $762.5 million on a revolving basis and permits the a Canadian subsidiary of URI (the "Canadian Subsidiary") to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian Subsidiary do not exceed $762.5 million). Up to $25 million of the Credit Facility is available in the form of letters of credit. The agreement governing the Credit Facility requires that the aggregate commitment shall be reduced on the last day of each calendar quarter, beginning September 30, 2001 and continuing through June 30, 2003 by an amount equal to $19.1 million. The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. The amount of indebtedness outstanding under the Credit Facility was $535.0 million at September 30, 1998, and $583.0 million at November 10, 1998 (not including undrawn outstanding letters of credit in the amount of $3.3 million).

     Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or(ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin ranging from 0.950% to 1.625% per annum. Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 0.950% to 1.625% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 0.95% to 1.625% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $762.5 million aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

     The obligations of URI under the Credit Facility are (i) secured by substantially all of its assets, the stock of its United States subsidiaries and a portion of the stock of the Company's Canadian subsidiaries and (ii) guaranteed by Holdings and secured by the stock of URI. The obligations of the Canadian Subsidiary under the Credit Facility are guaranteed by URI and secured by substantially all of the assets of the Canadian Subsidiary and the stock of the subsidiaries of the Canadian Subsidiary.

     The Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) maximum leverage, (b) the ratio of senior debt to cash flow, (c) minimum interest coverage ratio, (d) the ratio of funded debt to cash flow, and (e) the ratio of senior debt to tangible assets. The agreements governing the Credit Facility also contains various other covenants that restrict the Company's ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) pay dividends or make other restricted payments on its common stock and certain other securities and (iv) make acquisitions unless certain financial conditions are satisfied. In addition, the agreement governing the Credit Facility requires the Company to maintain certain financial ratios and (b) provides that failure by any two of Messrs. Jacobs, Milne, Nolan and Miner to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default unless replacement officers satisfactory to the lenders are appointed.

RECENT FINANCINGS

     Set forth below is certain information concerning certain financing transactions completed by the Company in the third quarter of 1998.

     TERM LOAN. In July 1998, URI obtained a $250 million term loan from a group of financial institutions. The Term Loan matures on June 30, 2005. Prior to maturity, quarterly installments of principal in the amount of $625,000 are due on the last day of each calendar quarter, commencing September 30, 1999. The amount due at maturity is $235,625,000. The Term Loan accrues interest, at URI's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin ranging from 0% to 0.5% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility for borrowings by URI) plus a margin ranging from 1.875% to 2.375% per annum. The Term Loan is secured pari passu with the Credit Facility, and the agreement governing the Term Loan contains restrictive covenants substantially similar to those provided by the Credit Facility.

     8.80% SENIOR SUBORDINATED NOTES. In August 1998, URI issued $205 million aggregate principal amount of 8.80% Senior Subordinated (the "8.80% Notes") which are due August 15, 2008. The 8.80% Notes are unsecured.

     PREFERRED SECURITIES. In August 1998, a subsidiary trust (the "Trust") of Holdings sold in a private offering (the "Preferred Securities Offering") $300 million of 6 1/2% Convertible Quarterly Income Preferred Securities. The net proceeds from the Preferred Securities Offering were approximately $290.0 million. The Trust used the proceeds from the Preferred Securities Offering to purchase convertible subordinated debentures from Holdings which resulted in Holdings receiving all of the proceeds from the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to its wholly owned subsidiary URI.

URI used approximately $281.0 million of such net proceeds to repay outstanding indebtedness under its credit facility and used the balance of such net proceeds for acquisitions. The preferred securities are convertible into Common Stock of the Company at a conversion price equivalent to $43.63 per share.

CASH REQUIREMENTS RELATED TO OPERATIONS

     The Company expects that its principal needs for cash relating to its existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory of items offered for sale and (iii) debt service. The Company plans to fund such cash requirements relating to its existing operations from cash generated from operations supplemented, if required, by borrowings available under the Credit Facility.

     The Company estimates that equipment expenditures over the next 12 months will be approximately $425 million for the existing operations of the Company. These expenditures are comprised of approximately $225 million of expenditures in order to maintain the average age of the Company's rental fleet and $200 million of discretionary expenditures to increase the size of the Company's rental fleet. The Company expects to fund such expenditures from cash generated from operations. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of equipment expenditures that will be required in connection with new acquisitions.

     Principal elements of the Company's strategy include continued expansion through a disciplined acquisition program and the opening of new rental locations. The Company expects to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. The Company expects that it will require additional financing for future acquisitions and, consequently, the Company's indebtedness may increase as the Company implements its growth strategy. There can be no assurance, however, that any additional financing will be available or, if available, will be on terms satisfactory to the Company.

     The Company is in the process of developing two start-up locations. The Company estimates that the aggregate costs associated with such start-up locations will be in the range of $3 million to $5 million (including expenditures of approximately $250,000 paid to date). The Company plans to fund the cash requirements relating to such start-up locations from cash generated from operations supplemented, if required, by borrowings available under the Credit Facility.

     The Company is in the process of extending its information technology system to the locations acquired through the U.S. Rentals Merger and other recent acquisitions. The Company estimates that the cost of completing this work will be approximately $5.1 million.

     Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay approximately $1.9 million of indebtedness during the balance of 1998 and $9.0 million during 1999. In addition, the Company may be required at any time to repay a $21.5 million demand note that the Company assumed in connection with the U.S. Rentals Merger.

YEAR 2000 COMPLIANCE

     The Company has been informed by its software vendors that the Company's new information technology system is year 2000 compliant. The Company has, therefore, not developed any contingency plans relating to year 2000 issues and has not budgeted any funds for year 2000 issues. Although the Company believes that its system is year 2000 compliant, there can be no assurance that unanticipated year 2000 problems will not arise which, depending on the nature and magnitude of the problem, could have a material adverse effect on the Company's business and financial condition. Furthermore, year 2000 problems involving third parties may have a negative impact on the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.). Any such occurrence could have a material adverse effect on the Company's business and financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS")No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company adopted SFAS No. 130 during the period ended March 31, 1998. The adoption of SFAS No.130 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments. The Company is required to adopt SFAS No. 131 by December 31, 1998.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Company is required to adopt SFAS No. 132 by December 31, 1998. The adoption of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

SENSITIVITY TO GENERAL ECONOMIC AND WEATHER CONDITIONS

   The Company believes that the equipment rental business is sensitive to changes in general economic conditions and may be temporarily disrupted by adverse weather conditions. There can be no assurance that the Company's business and financial condition will not be adversely affected by (i) changes in general economic conditions, including changes in construction and industrial activity, or increases in prevailing interest rates, or (ii) adverse weather conditions that may temporarily decrease construction and industrial activity in any one particular geographic area.

RISKS RELATING TO GROWTH STRATEGY

   The Company's growth strategy includes continued expansion through internal growth, its ongoing acquisition program and the start-up of new locations. However, there can be no assurance that the Company will successfully implement its growth strategy or that this strategy will result in continued profitability. In addition, under the terms of certain of the agreements governing certain of the Company's outstanding indebtedness, the Company may not make acquisitions unless certain financial conditions are satisfied or the consent of the lenders is obtained. Furthermore, there can be no assurance that the Company's growth rate will be comparable to the past or future growth rate of the overall equipment rental industry or any segment thereof. The Company's growth strategy involves a number of risks and uncertainties, including:

  AVAILABILITY OF ACQUISITION TARGETS AND SITES
  FOR START-UP LOCATIONS

   The Company may encounter substantial competition in its efforts to identify and acquire appropriate acquisition candidates and sites for start-up locations. Competition for acquisitions could have the effect of increasing prices required to be paid for such acquisitions. There can be no assurance that the Company will succeed in identifying appropriate acquisition candidates or sites for start-up locations or that the Company will be able to acquire any acquisition candidate or site that it does identify on terms that are acceptable to the Company.

  NEED TO INTEGRATE NEW OPERATIONS

   Realization of the anticipated benefits of completed and future acquisitions will depend, in part, upon the efficient, effective and timely integration of acquired operations. Accordingly, the Company intends to continue to focus substantial efforts on the efficient integration of new operations, the elimination of duplicative costs and the reduction of overhead. There can be no assurance, however, that the Company will be successful in these efforts or that these efforts may not in certain circumstances adversely affect existing operations.

  CERTAIN RISKS RELATED TO START-UP LOCATIONS

   The Company expects that start-up locations may initially have a negative impact on results of operations and margins due to several factors, including:(i) the Company will incur significant start-up expenses in connection with establishing each start-up location and (ii) it will generally take some time following the commencement of operations for a start-up location to become profitable. Although start-ups can generate long-term growth, there can be no assurance that any start-up location will become profitable within any specific time period, if at all.

DEPENDENCE ON ADDITIONAL CAPITAL TO FINANCE GROWTH

   The Company's growth strategy will require substantial capital investment. Capital will be required by the Company for, among other purposes, completing acquisitions, establishing new rental locations, integrating completed acquisitions, acquiring rental equipment and maintaining the condition of its rental equipment. The Company intends to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that cash generated internally and cash available under the Company's borrowing facilities is not sufficient to fund the Company's capital requirements, the Company will require additional debt and/or equity financing.

There can be no assurance, however, that such financing will be available or, if available, will be available on terms satisfactory to the Company. Failure by the Company to obtain sufficient additional capital in the future could limit the Company's ability to implement its business strategy. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion, and may limit the Company's ability to withstand competitive pressures and render the Company more vulnerable to economic downturns. Future equity financings may dilute the equity interest of existing stockholders of the Company.

POSSIBLE UNDISCOVERED LIABILITIES OF ACQUIRED COMPANIES

  Although the Company performs a due diligence investigation of each business that it acquires, there may nevertheless be liabilities of the acquired companies or future acquired companies that the Company fails or is unable to discover during its due diligence investigation and for which the Company, as a successor owner, may be responsible. In connection with acquisitions, the Company seeks to minimize the impact of these liabilities by obtaining indemnities and warranties from the sellers which may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

DEPENDENCE ON MANAGEMENT

  The Company is highly dependent upon its senior management team. The loss of the services of any member of senior management may have a material adverse effect on the Company. The agreements governing the Credit Facility (as defined herein) and Term Loan (as defined herein) provide that the failure of certain members of the Company's current senior management to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default under the Credit Facility and Term Loan unless replacement officers satisfactory to the lenders are appointed.

COMPETITION

   The equipment rental industry is highly fragmented and competitive. The Company's competitors include public companies or divisions of public companies; regional competitors which operate in one or more states; small, independent businesses with one or two rental locations; and equipment vendors and dealers who both sell and rent equipment directly to customers. There can be no assurance that the Company will not encounter increased competition from existing competitors or new market entrants or that equipment manufacturers will not commence, or increase their efforts, to rent or sell equipment directly to the Company's customers. In addition, to the extent that competitors seek to gain or retain market share by reducing prices, the Company may be required to lower its prices, thereby affecting operating results.

QUARTERLY FLUCTUATIONS OF OPERATING RESULTS

   The Company expects that its revenues and operating results may fluctuate from quarter to quarter due to a number of factors, including: seasonal rental patterns of the Company's customers (with rental activity tending to be lower in the winter); changes in general economic conditions in the Company's markets; the timing of acquisitions and the opening of start-up locations (which generally will require a period of time to become profitable) and related costs; the effect of the integration of acquired businesses and start-up locations; the timing of expenditures for new equipment and the disposition of used equipment; and price changes in response to competitive factors. These factors, among others, may result in the Company's results of operations in some future period not meeting expectations, which could have a material adverse impact on the market price of the Common Stock.

LIABILITY AND INSURANCE

   The Company is subject to various possible claims, including claims for personal injury or death caused by equipment rented or sold by the Company or motor vehicle accidents involving the Company's delivery and service personnel and compensation and other employment related claims. The Company carries abroad range of insurance for the protection of its assets and operations. However, such coverage is subject to a deductible of $1,000,000 and limited to a maximum of $97 million per occurrence. In addition, the Company does not maintain insurance coverage for environmental liability, since the Company believes that the cost for such coverage is high relative to the benefit that it provides. Furthermore, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by the Company's insurance. There can be no assurance that insurance will continue to be available to the Company on economically reasonable terms, if at all, that existing or future claims will not exceed the level of the Company's insurance or relate to matters not covered by the Company's insurance (such as environmental liability), or that the Company will have sufficient capital available to pay any uninsured claims.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

   United Rental's operations outside the United States are subject to risks normally associated with international operations, including currency conversion risks and complying with foreign laws.

PART II OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES

Sale of Unregistered Securities

   Set forth below is certain information concerning sales by the Company of unregistered securities during the third quarter of 1998. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

                                SHARES
MONTH                           ISSUED
-----                           ------
July                             343,882
August                         2,792,524
September                      1,456,997
                               ---------
Total                          4,593,403
                               =========

   Of the shares indicated above, 4,591,914 shares were issued as consideration in connection with seven acquisitions and 1,489 shares were issues pursuant to an employment agreement with an executive officer.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A special meeting of stockholders was held on September 29, 1998. The holders of 29,989,352 shares were present either in person or by proxy. There were 2,990,469 broker non-votes at the meeting. The following three matters were voted on and approved at such meeting.

1. An amendment of the Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 75,000,000 to 500,000,000.

                                Abstain
          For                 or Withheld              Against
          ---                 -----------              -------
      22,709,189                 32,267               7,247,896

2. The issuance of the Company's Common Stock pursuant to an Agreement and Plan of Merger, as amended and restated and dated on August 31, 1998, among the Company, UR Acquisitions Corporation, a wholly owned subsidiary of the Company and U.S. Rentals, Inc.

                                Abstain
          For                 or Withheld              Against
          ---                 -----------              -------
      29,923,152                 23,558                42,642

3. The adoption of the United Rentals 1998 Stock Option Plan.

                                Abstain
          For                 or Withheld              Against
          ---                 -----------              -------
      24,575,082                348,647               5,065,623

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

2 Amended and Restated Agreement and Plan of Merger dated as of August 31, 1998, among United Rentals, Inc., UR Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171).

3.1 Amended and Restated Certificate of Incorporation of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on From 10-Q for the quarter ended June 30,
     1998).

3.2 By-laws of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30,1998).

4.1 Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-64463)

4.2 Amended and Restated Trust Agreement dated August 5, 1998 among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4.3 Indenture dated August 5, 1998 by and between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4.4 Guarantee Agreement dated August 5, 1998 between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of United Rentals, Inc. Registration Statement on Form S-4, Registration No.333-63171)

4.5 Form of Certificate representing 6 1/2% Convertible Quarterly Income Preferred Securities (incorporated by reference to Exhibit 4(e) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-64463)

4.6 Form of Certificate representing 6 1/2% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-64463)

10.1 First Amendment to Third Amended and Restated Credit Agreement dated as of July 10, 1998 (incorporated by reference to Exhibit 10(a)(iii) to the Registration Statement on Form S-4 filed by United Rentals (North America), Inc. Registration No. 333-60467)

10.2 Credit Agreement dated as of September 29, 1998, between United Rentals (North America), Inc., various financial institutions, Bank of America Canada, as Canadian agent, and Bank of America National Trust, as U.S. Agent.

10.3 First Amendment to the Term Loan Agreement dated as of September 29, 1998 among United Rentals (North America), Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

10.4 Share Purchase Agreement dated July 30, 1998 among United Rentals (North America), Inc. and the parties listed therein for all of the outstanding shares of McClinch Equipment Services, Inc. (incorporated by reference to Exhibit 10(ll) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

10.5 Share Purchase Agreement dated July 30, 1998 among United Rentals (North America), Inc. and the parties listed therein for all of the outstanding shares of Grey Fox Equipment, Inc. (incorporated by reference to Exhibit 10(mm) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171).

10.6 Share Purchase Agreement dated July 30, 1998 among United Rentals (North America), Inc. and the parties listed therein for all of the outstanding shares of McClinch, Inc. (incorporated by reference to Exhibit 10(dd) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171).

10.7 Purchase Agreement dated July 30, 1998 relating to the initial sale by United Rentals Trust I of $300 million aggregate principal amount of 6 1/2% Convertible Quarterly Income Preferred Securities convertible into common stock of United Rentals, Inc. (incorporated by reference to Exhibit 10(hh)of Amendment No. 1 to the Registration Statement on Form S-4 filed by United Rentals (North America), Inc. Registration No. 333-60467).

10.8 Registration Rights Agreement dated August 5, 1998 between United Rentals (North America), Inc., United Rentals, Inc., United Rentals Trust I, Goldman Sachs & Co. and the other purchasers names therein (incorporated by reference to exhibit 10(kk) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171.

10.9 Purchase Agreement dated August 7, 1998 relating to the initial sale by United Rentals (North America), Inc. of $205 million aggregate principal amount of 8.80% Senior Subordinated Notes due 2008 (incorporated by reference to exhibit 10(mm) of Amendment No. 1 to the Registration Statement on Form S-4 filed by United Rentals (North America), Inc., Registration No. 333-60467.

10.10 Indenture dated August 12, 1998, among United Rentals (North America), Inc., the Guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10(bb) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171).

10.11 Notes Registration Rights Agreement dated as of August 12, 1998, among United Rentals (North America), Inc., the subsidiaries of United Rentals, Inc. named therein, and Merrill Lynch & Co. (incorporated by reference to Exhibit 10(cc) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171

10.12 Form of Employment Agreement with William Berry (incorporated by reference to Exhibit 10(ee) of United Rentals, Inc. Registration Statement on
      Form S-4, Registration No. 333-63171).

10.13 Form of Employment Agreement with John McKinney (incorporated by reference to Exhibit 10(ff) of United Rentals, Inc. Registration Statement on
      From S-4 Registration No. 333-63171).

10.14 Form of Registration Rights Agreement with certain affiliates of U.S. Rentals (Incorporated by reference to exhibit 10(gg) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

10.15 1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171).

27    Financial Data Schedule

27.1  Financial Data Schedule

(b)  Reports on Form 8-K:

 1 Form 8-K dated July 21, 1998 (earliest event reported July 10, 1998); Items 2 and 7 were reported. The Form 8-K includes (a) The combined financial statements of Equipment Supply Co., Inc. and Affiliates, and (b) Pro Forma consolidated financial statements of the Company.

 2   Form 8-K dated August 7, 1998 (earliest event reported August 5, 1998),
     Item 5 was reported.

 3   Form 8-K dated September 16, 1998 (earliest event reported September 1,
     1998); Items 2 and 7 were reported. The Form 8-K includes (a) the consolidated financial statements of McClinch, Inc. and Subsidiaries and the financial statements of McClinch Equipment Services, Inc., and (b) Pro Forma consolidated financial statements of the Company.

 4   Form 8-K dated October 9, 1998 (earliest event reported September 29,
     1998); Items 2 and 7 were reported. The Form 8-K includes (a) the financial statements of U.S. Rentals, Inc., and (b) Pro Forma consolidated financial statements of the Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   UNITED RENTALS, INC.



Dated:  November 13, 1998          By:  /s/ Michael J. Nolan
        -----------------               ----------------------------------
                                   Michael J. Nolan
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Dated:  November 13, 1998          By:  /s/ Sandra E. Welwood
        -----------------               ----------------------------------
                                   Sandra E. Welwood
                                   Vice President,
                                   (Chief Accounting Officer)

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   UNITED RENTALS(NORTH AMERICA), INC.



Dated:  November 13, 1998          By:  /s/Michael J. Nolan
        -----------------               -----------------------------------
                                   Michael J. Nolan
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Dated:  November 13, 1998          By:  /s/Sandra E. Welwood
        -----------------               -----------------------------------
                                   Sandra E. Welwood
                                   Vice President,
                                   Corporate Controller
                                   (Chief Accounting Officer)