Form 10-K
period 1998-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 1999-03-29
CIK 1067701, 1047166

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the transition period from          to

                         Commission File Number 1-14387
                              United Rentals, Inc.
                         Commission File Number 1-13663
                      United Rentals (North America), Inc.
          (Exact Names of Registrants as Specified in Their Charters)

                   Delaware                                      06-1522496
                   Delaware                                      06-1493538
        State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization                       Identification Nos.)
         Four Greenwich Office Park,
            Greenwich, Connecticut                                 06083
   (Address of Principal Executive Offices)                      (Zip code)

   Registrants' telephone number, including area code: (203) 622-3131

   Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                          Name of Each Exchange on
                                                              Which Registered
   Common Stock, $.01 par value, of United
                 Rentals, Inc.                            New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes  [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 22, 1999, there were 70,788,238 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of such common stock held by non-affiliates of the registrant at March 22, 1999 was approximately $1.1 billion. Such aggregate market value was calculated by using the closing price of such common stock as of such date on the New York Stock Exchange ($27.13). There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

   Documents incorporated by reference: Certain sections of the Proxy Statement of United Rentals, Inc. to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.


   This combined Form 10-K is separately filed by (i) United Rentals, Inc. and
(ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in general instruction I(1) (A) and (B) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

                             FORM 10-K REPORT INDEX

  10-K Part
 and Item No.                                                          Page No.
 ------------                                                          --------
 PART I
 Item 1       Business..............................................       1
 Item 2       Properties............................................      15
 Item 3       Legal Proceedings.....................................      16
 Item 4       Submission of Matters to a Vote of Security Holders...      16
 PART II
 Item 5       Market for the Registrant's Common Equity and Related
              Stockholder Matters...................................      16
 Item 6       Selected Financial Data...............................      18
 Item 7       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................      19
              Quantitative and Qualitative Disclosures About Market
 Item 7A      Risk..................................................      30
 Item 8       Financial Statements and Supplementary Data...........      31
 Item 9       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................      73
 PART III
 Item 10      Directors and Executive Officers of the Registrant....      73
 Item 11      Executive and Director Compensation...................      73
              Security Ownership of Certain Beneficial Owners and
 Item 12      Management............................................      73
 Item 13      Certain Relationships and Related Transactions........      73
 PART IV
              Exhibits, Financial Statement Schedules, and Reports
 Item 14      on Form 8-K...........................................      73

    United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, United Rentals (North America), Inc. ("URI"), and subsidiaries of URI. URI was incorporated in August 1997, initially capitalized in September 1997 and commenced equipment rental operations in October 1997. Holdings was incorporated in July 1998 and became the parent company of URI on August 5, 1998, in connection with a reorganization of URI's corporate structure that was effected in order to facilitate certain financings. As part of such reorganization, the outstanding common stock of URI was converted, on a share for share basis, into common stock of Holdings and the common stock of Holdings commenced trading on the New York Stock Exchange instead of the common stock of URI. Prior to such reorganization, the name of United Rentals (North America), Inc. was United Rentals, Inc. Unless otherwise indicated or the context otherwise clearly requires, (i) the terms "United Rentals" and the "Company" refer collectively to URI and its subsidiaries, with respect to periods prior to such reorganization, and to Holdings and its subsidiaries, with respect to periods thereafter, and (ii) the term "Common Stock" refers to the common stock or URI, with respect to periods prior to such reorganization, and to the common stock of Holdings, with respect to periods thereafter.

    Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may" "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 1--"Business--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                     PART I

  All pro forma operating and financial data contained under Item 1 and Item 2 with respect to the year ended December 31, 1998 gives effect to all acquisitions completed by the Company (through March 22, 1999) after the beginning of the period and the financing of such acquisitions, as if all such transactions had occurred at the beginning of the period. Unless otherwise indicated, the information under Item 1 and Item 2 is as of March 22, 1999.

Item 1. Business

General

    United Rentals is the largest equipment rental company in North America with 453 branch locations in 39 states, Canada and Mexico. We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis and serve customers that include construction industry participants, industrial companies and homeowners. We also sell used rental equipment, act as a dealer for many types of new equipment, and sell related merchandise and parts. In the past year, we have served over 900,000 customers.

    We have one of the most comprehensive and newest equipment rental fleets in the industry. The types of rental equipment that we offer include a broad range of light to heavy construction and industrial equipment, such as backhoes, aerial lifts, skid-steer loaders, forklifts, compressors, pumps and generators, as well as a variety of smaller tools and equipment. Our equipment fleet has an original purchase price of approximately $2.2 billion and a weighted average age of approximately 26 months (based on original purchase price).

    We began operations in October 1997 and have grown through a combination of internal growth and the acquisition of 103 companies. Our completed acquisitions include our merger with U.S. Rentals in September 1998. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

Competitive Advantages

    We believe that we benefit from the following competitive advantages:

    Full Range of Rental Equipment. We have one of the largest and most comprehensive equipment rental fleets in the industry, enabling us to:

  .   attract customers by providing the benefit of "one-stop" shopping;

  . serve a diverse customer base, which reduces our dependence on any particular customer or group of customers;

  . serve large customers that require assurance that substantial quantities of different types of equipment will be available as required on a continuing basis; and

  .   minimize lost sales due to equipment being unavailable.

    Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same area. Our management information system enables each branch to track equipment at any other branch and to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to:

  . market the equipment within a cluster through multiple branches, rather than a single branch, which increases our equipment utilization rate;

  . cross-market the equipment specialities of different branches within each cluster, which increases revenues without increasing marketing expenses; and

  . reduce costs by centralizing common functions such as payroll, credit and collection, and certain equipment delivery.

    Significant Purchasing Power. We have significant purchasing power because of our volume purchases. As a result, we can generally buy new equipment and related merchandise and parts at prices that are significantly lower than prices paid by smaller companies. We can also buy many other products and services--such as insurance, telephone and fuel--at attractive rates.

    Management Information System. We have a modern management information system which facilitates rapid and informed decision-making and enables us to respond quickly to changing market conditions. The system provides management with a wide range of real time operating and financial data, including reports on inventory, receivables, customers, vendors, fleet utilization and price and sales trends. The system also enables branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. The system includes software developed by our Wynne Systems subsidiary, which is the leading provider of proprietary software for use by equipment rental companies in managing and operating multiple branch locations. We have an in-house staff of 35 management information specialists that supports our system and extends it to new locations.

    Customer Diversity. Our customer base is highly diversified and ranges from Fortune 100 companies to small contractors and homeowners. We estimate that our top ten customers accounted for approximately 4% of our pro forma revenues during 1998.

    Geographic Diversity. We have branches in 39 states, Canada and Mexico. We believe that our geographic diversity should reduce the impact that fluctuations in regional economic conditions have on our overall financial performance. Our geographic diversity and large network of branch locations also give us the ability to serve national accounts and access used equipment re-sale markets across the country.

    Experienced Senior Management. Our senior management combines executives who have extensive operating experience in the equipment rental industry with executives who have proven track records in other industries. Our senior management includes former officers of United Waste Systems, Inc., which was a publicly-traded solid waste management company that successfully executed a growth strategy combining a disciplined acquisition program, the integration and optimization of acquired facilities, and internal growth. Our senior management also includes former executives of U.S. Rentals who have extensive experience in the equipment rental industry.

    Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 35 district managers and eight regional vice presidents. We believe that our branch and district managers, who average over 20 years of experience in the equipment rental industry, are among the most knowledgeable and experienced in the industry. We encourage entrepreneurship at the branch level by giving branch managers a high degree of autonomy relating to day-to-day operations. For example, each branch manager is empowered to make decisions--within budgetary guidelines-- concerning staffing, pricing and equipment purchasing. We also promote entrepreneurship at the branch level, as well as equipment sharing among branches, through our profit sharing program which directly ties the compensation of branch personnel to their branch's financial performance and equipment utilization rates. We balance the autonomy that we grant branch managers with systems through which senior management closely tracks branch performance. We also share information across branches so that each branch can measure its operating performance relative to other branches and benefit from the best practices developed throughout our organization.

    Professional Acquisition Team. Our 25-person acquisition team works full-time on identifying and evaluating acquisition candidates and executing our acquisition program. The core of this group consists of seasoned acquisition professionals--most of whom were members of the acquisition team at United Waste Systems, where they completed over 200 acquisitions. The team also includes former owners of businesses that we acquired, who have extensive industry experience and contacts with potential acquisition candidates.

Growth Strategy

    Our plan for future growth includes the following key elements.

    Continue Strong Internal Growth. We are seeking to sustain our strong internal growth by:

  .   expanding and modernizing our equipment fleet;

  . increasing the cross-marketing of our equipment specialties at different locations;

  . increasing our advertising--which becomes increasingly cost-effective as we grow because the benefit is spread over a larger number of branches;

  . expanding our national accounts program--which dedicates a portion of our sales force to establishing and expanding our relationships with large customers that have a national or multi-regional presence; and

  . increasing our rentals to industrial companies by developing a comprehensive marketing program specifically aimed at this sector.

    Execute Disciplined Acquisition Program. We intend to continue our disciplined acquisition program. We generally seek to acquire multiple locations within the regions that we enter, with the goal of creating clusters of locations that can share various resources, including equipment, marketing resources, back office functions, and certain equipment delivery. We are seeking to acquire companies of varying sizes, including relatively large companies to serve as platforms for new regional clusters and smaller companies to complement existing or anticipated locations. In considering whether to buy a company, we evaluate a number of factors, including purchase price, anticipated impact on earnings, the quality of the target's rental equipment and management, the opportunities to improve operating margins and increase internal growth at the target, the economic prospects of the region in which the target is located, the potential for additional acquisitions in the region, and the competitive landscape in the target's markets.

    Open New Rental Locations. Because most of the businesses that we acquired grew through developing start-up rental locations, many of our managers have substantial experience in this area. We intend to leverage this experience by selectively opening new rental locations in attractive markets where there are no suitable acquisition targets available or where the economics of a start-up location are more attractive than buying an existing business.

    Increase Cost Savings. We work to reduce costs by efficiently integrating new and existing operations, eliminating duplicative costs, centralizing common functions, consolidating locations that serve the same areas, and using our purchasing power to negotiate discounts from suppliers.

  Continue to Emphasize Management Systems and Controls. We intend to further strengthen our management systems and controls, which currently include:

  . a 12-person internal audit department that is responsible for ensuring that we have adequate financial, operating, and management information controls throughout our organization;

  . a team of 25 regional and district controllers that monitors each branch for compliance with financial and accounting procedures established at corporate headquarters; and

  . a 32-person risk management and safety department that is responsible for: (1) developing and implementing safety programs and procedures,
      (2) developing our customer and employee training programs and (3) investigating and managing any claims that may be asserted against us.

Industry Background

  Industry Size and Growth

    We estimate that the U.S. equipment rental industry (including used and new equipment sales by rental companies) generates annual revenues in excess of $20 billion. The combined equipment rental revenues of the 100 largest equipment rental companies have increased at an estimated compound annual rate of approximately 23% from 1992 through 1997 (based upon 1992 revenues and 1997 pro forma revenues, giving effect to certain acquisitions completed after the beginning of 1997, reported by the Rental Equipment Register, an industry trade publication). In addition to reflecting general economic growth, we believe that the growth in the equipment rental industry reflects the following trends:

    Recognition of Advantages of Renting. Equipment users are increasingly recognizing the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can: (1) avoid the large capital investment required for equipment purchases, (2) reduce storage and maintenance costs, (3) supplement the equipment that they own and thereby increase the range and number of jobs that they can work on,
  (4) access a
  broad selection of equipment and select the equipment best suited for each particular job, (5) obtain equipment as needed and minimize the costs associated with idle equipment, and (6) access the latest technology without investing in new equipment. These advantages frequently allow equipment users to reduce their overall costs by renting, rather than buying, the equipment they need.

    Increase in Rentals by Contractors. There has been a fundamental shift in the way contractors meet their equipment needs. While contractors have historically used rental equipment on a temporary basis--to provide for peak period capacity, meet specific job requirements or replace broken equipment--many contractors are now also using rental equipment on an ongoing basis to meet their long-term equipment requirements.

    Although growth in the equipment rental industry has to date been largely driven by the increase in rentals by the construction industry, we believe that other equipment users may increasingly contribute to future industry growth. For example, many industrial companies require equipment for operating, repairing, maintaining and upgrading their facilities, and renting this equipment is often more cost-effective than purchasing because typically this equipment is not used full-time. We believe that the cost and other advantages of renting, together with the general trend toward the corporate outsourcing of non-core competencies, may increasingly lead industrial companies to rent equipment. We also believe that these same considerations may lead others equipment users--such as municipalities, government agencies and utilities--to increasingly rent equipment. Because the penetration of these markets by the equipment rental industry is very low in comparison to its penetration of the construction market, we believe there is significant potential for additional growth in these markets.

  Industry Fragmentation

    The equipment rental industry is highly fragmented. It consists of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses that serve discrete local markets. This fragmentation is reflected in the following data:

  . in 1997, there were only 10 equipment rental companies that had equipment rental revenues in excess of $100 million and approximately 100 equipment rental companies that had equipment rental revenues between $5 million and $100 million (based upon rental revenues for 1997 as reported by the Rental Equipment Register, an industry trade publication);

  . we estimate that there are more than 20,000 companies with annual equipment rental revenues of less than $5 million; and

  . we estimate that the 100 largest equipment rental companies combined have less than a 30% share of the market.

    We believe that the fragmented nature of the industry presents substantial consolidation and growth opportunities for companies with access to capital and the ability to implement a disciplined acquisition program. We also believe that our management team's extensive experience in acquiring and effectively integrating acquisition targets should enable us to capitalize on these opportunities.

Acquisitions

    We have completed 103 acquisitions to date (through March 22, 1999), including our merger with U.S. Rentals that was completed in September 1998. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

    We believe that there will continue to be a large number of attractive acquisition opportunities in the equipment rental industry due to the highly fragmented nature of the industry, the capital constraints facing many small and mid-sized equipment rental companies looking to expand and modernize, and the desire of many long-time owners for liquidity. We have an experienced acquisition team of 25 professionals dedicated to identifying and evaluating acquisition candidates and executing our acquisition program. The team includes seasoned acquisition professionals with extensive acquisition, operating and financial experience. The team also includes former owners of businesses that we acquired, who have extensive equipment rental industry experience and contacts with potential acquisition candidates.

Start-up Locations

    Because most of the businesses that we acquired grew through developing start-up rental locations, many of our managers have substantial experience in this area. We intend to leverage this experience by selectively opening new rental locations in attractive markets where there are no suitable acquisition targets available or where the economics of a start-up location are more favorable than buying an existing business.

Products and Services

    We offer for rent a wide variety of equipment to customers that include construction industry participants, industrial companies, homeowners and others. We also sell used equipment, act as a dealer for many types of new equipment, and sell related merchandise and parts. In addition, our Wynne Systems subsidiary develops and markets software for use by equipment rental companies in managing and operating multiple branch locations. For financial information concerning our industry segment and foreign and domestic operations, see Note 15 of the Notes to the Consolidated Financial Statements of the Company included elsewhere in this Report.

  Equipment Rental

    We offer for rent a broad range of light to heavy construction and industrial equipment and general tools and equipment. Customers may rent equipment by the hour, day, week or month. The following are examples of the types of equipment that we offer for rent:

    Construction and Industrial: aerial lifts (such as boom and scissor lifts), air compressors, backhoes, ditching equipment, earth moving equipment, forklifts, generators, pumps and skid-steer loaders.

    General Tools and Equipment: garden and landscaping equipment, hand tools, high-pressure washers, paint sprayers, power tools and roto-tillers.

    We believe that our rental fleet is one of the newest, most comprehensive and well maintained in the industry. As of March 22, 1999, our rental fleet had an original purchase price of approximately $2.2 billion and a weighted average age (based on original purchase price) of approximately 26 months. We estimate that (based on original purchase price) construction and industrial equipment represents approximately 95% of our rental equipment and that general tools and equipment represents approximately 5%. We also estimate that each of the following categories represents more than 12% of our rental equipment: (i) aerial lift equipment (represents approximately 23%), (ii) earth moving equipment (represents approximately 17%) and (iii) forklifts (represents approximately 13%). We vary our equipment mix from branch to branch in response to local market conditions and customer requirements. Most of our branches offer a general mix of equipment, while some specialize in specific equipment categories such as aerial lift equipment.

    We seek to maintain the quality of our fleet by regularly investing in new equipment and selling used equipment. We also devote substantial efforts to preventive maintenance and believe that we have one of the most advanced preventive maintenance programs in the equipment rental industry. This program increases the reliability, extends the life, and enhances the resale value of our equipment.

  Used Equipment Sales

    We routinely sell used rental equipment and are generally able to achieve favorable prices due to our preventive maintenance program and our national sales force that can access many resale markets across North America. In addition, the incentives created by our profit sharing program motivate our branch managers to carefully consider the best time for selling equipment in view of maintenance costs, rental demand patterns and resale prices.

    We principally sell used equipment through our sales force. We also sell our used equipment to used equipment dealers and through public auctions. In addition, we sometimes trade in used equipment to our vendors when we buy new equipment.

  New Equipment Sales

    We are a dealer for many leading tool and equipment manufacturers. These include Genie Industries, Inc., Grove Worldwide, JLG Industries, Inc., and Snorkel (aerial lifts); Ingersoll-Rand Co., Inc. (air compressors, tools, pumps); Kubota (earthmoving equipment); Trak International (loaders and forklifts); Multiquip, Inc. (compaction equipment and compressors); Stihl, Inc. (chain saws and power cut-off saws); Edco Manufacturing (surfacing equipment); and Wacker (compaction equipment). Typically, dealership agreements do not have a specific term and may be terminated at any time. The types of new equipment that we sell varies by branch.

  Related Merchandise, Parts and Other Services

    At most of our locations, we sell equipment parts and a variety of supplies and merchandise that may be used with our rental equipment, such as saw blades, fasteners, drill bits, hard hats, gloves and other safety equipment. At certain of our branches, we also offer maintenance services for equipment that is owned by our customers.

  Operations of Our Wynne Systems Subsidiary

    Our Wynne Systems subsidiary develops and markets software for use by equipment rental companies in managing and operating multiple branch locations. Eight of the ten largest equipment rental companies, including United Rentals, use software developed by Wynne Systems.

Customers

    We estimate that on a pro forma basis we rented equipment to approximately 940,000 customers in 1998. Our customer base is highly diversified and ranges from Fortune 100 companies to small contractors and homeowners. We estimate that (1) no single customer accounted for more than 0.5% of our pro forma revenues during 1998 and (2) our top 10 customers accounted for approximately 4% of our pro forma revenues in 1998.

    Our customer base varies widely by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy. We classify our customer base into the following general categories:

  . construction industry participants--such as construction companies, contractors and subcontractors--that require equipment for commercial and residential construction projects;

  . industrial companies--such as manufacturers, chemical companies, paper mills and utilities--that require equipment for plant maintenance, upgrades, expansion and construction; and

  .   homeowners and other individuals.

    We estimate that on a pro forma basis (1) construction industry participants and industrial companies combined accounted for 90% of our revenues in 1998 and (2) homeowners and others accounted for 10% of such revenues.

Sales and Marketing

    We are establishing a distinct corporate identity throughout North America. In promoting our corporate identity, we emphasize the benefits that United Rentals seeks to offer its customers, including:

  . a comprehensive selection of equipment that is available when required by the customer;

  .   on-time equipment delivery and pick-up;

  .   equipment that is well-maintained and reliable;

  .   rapid repair or replacement of equipment when required;

  .   instructions and training for equipment usage and safety; and

  . experienced and knowledgeable sales personnel available to assist customers.

  We market our products and services through multiple channels as described below.

    Sales Force. We market our products and services though our own sales force which consists of approximately 947 in-store customer service representatives and 739 field-based salespeople. Our field-based sales force calls on contractors' offices and job sites and industrial facilities and assists our customers in planning for their equipment needs. We provide our sales force with extensive training. Supplier representatives also frequently visit our facilities and train our personnel on the operating features and maintenance requirements of new equipment.

    We have established a national accounts program. Under this program, a portion of our sales force is assigned to calling on the corporate headquarters of our large customers, particularly those with a national or multi-regional presence. The goal of this program is to expand existing business relationships with these customers to include additional facilities and construction sites. The efforts of our national accounts sales force supplement the efforts of our branch-based sales personnel, who deal directly with the management of the local facilities of these customers.

    Internet Site. We have an Internet web site (www.unitedrentals.com) that describes our locations, products and services, and used equipment available for sale. The site allows visitors to search for a particular type of used equipment and obtain detailed information about each item of used equipment available for sale.

    Advertising. We promote our business through advertising in various media, including trade publications, yellow pages, billboards and direct mail. We also regularly participate in industry trade shows and conferences.

Branch Management

    We currently operate 453 branch locations. Each branch has a full-time branch manager who is responsible for the day-to-day operations of the branch. In addition, each branch is staffed with additional personnel which, depending on the specific needs of the location, may include an assistant manager, sales personnel, back office clerks, truck drivers, and mechanics. We believe that our branch managers, who average over 20 years of experience in the equipment rental industry, are among the most knowledgeable and experienced in the industry.

    We encourage entrepreneurship at the branch level by giving branch managers a high degree of autonomy with respect to day-to-day operations. For example, each branch manager is empowered to make decisions--within budgetary guidelines--concerning staffing, pricing and equipment purchases. We also promote entrepreneurship at the branch level, as well as equipment sharing among our branches, through a profit sharing program that directly ties the compensation of branch personnel to their branch's financial performance and equipment utilization rates.

    We balance the autonomy that we grant to our branch managers with extensive systems and procedures through which senior management closely tracks branch performance. In addition, we share information across branches so that each branch can measure its operating performance relative to other branches and benefit from the best practices developed throughout our organization. Important elements of the systems and procedures that we use to manage our branches include:

  . our eight regional vice presidents and 35 district managers supervise our branch managers--with each branch manager reporting to a district manager and each district manager reporting to a regional vice president;

  . all levels of management can obtain a wide range of branch-level operating data on a real-time basis through our management information system;

  . on a monthly basis (1) each branch manager meets with his or her district manager and thoroughly reviews the operation of his or her branch and (2) a detailed operating report for each branch is provided to senior management;

  . each district manager generally meets with a member of senior management on a quarterly basis to review in detail the operations of the branches within his or her district;

  . our 12-person internal audit department is engaged full-time in ensuring that we have adequate financial, operating and information technology controls throughout our organization; and

  . our team of 25 regional and district controllers monitor each branch for compliance with financial and accounting procedures established at corporate headquarters.

    We encourage cooperation among our branches. In furtherance of this objective, we have established procedures and policies to facilitate the sharing of equipment and other resources among the branches in the same cluster. In addition, we have guidelines that are intended to eliminate competition among branches for the same customers.

Purchasing

    We have significant purchasing power because of our volume purchases. As a result, we can generally buy new equipment and related merchandise and parts at prices that are significantly lower than prices paid by smaller companies. We can also buy many other products and services--such as insurance, telephone and fuel--at attractive rates. We believe that our purchasing power will continue to increase as we expand and further consolidate purchasing.

    We estimate that on a pro forma basis our largest supplier accounted for approximately 15% of our equipment purchases in 1998, and that our top 10 largest suppliers accounted for approximately 60% our equipment purchases during that period. We believe that we have sufficient alternative sources of supply for the equipment that we purchase in each of our principal product categories.

Management Information System

    We have a modern management information system designed to facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. Each branch at which the system is operational is equipped with a workstation that is electronically linked to each of our other locations and to our centralized databases. All rental transactions are entered at these workstations and processed on a real-time basis through a centralized AS400 system located at corporate headquarters. Personnel at each location are able to access the system 24 hours a day in order to determine equipment availability, monitor business activity on a real-time basis, and obtain a wide range of operating and financial data. The data available through the system includes: (1) inventory reports, (2) accounts receivable information, (3) customer and vendor information, (4) sales by store, region, equipment category or customer, (5) fleet utilization by individual asset or asset class and (6) financial results by store or region. The system also enables branch personnel to search for needed equipment throughout their district, determine the closest location of such equipment and arrange for delivery to a customer's work site.

    Our management information system is supported by our in-house group of 35 management information specialists. This group operates a support desk to assist branch personnel in the day-to-day use of the system; trains our branch personnel, either at the branch or at one of our four training centers; provides hardware and technology support; and extends the system to newly acquired locations.

    It generally takes us three to five weeks to extend our management information system to newly acquired locations (but may take longer in the case of very large acquisitions). We have extended the system to all of the locations that we acquired in the U.S. Rentals merger.

Risk and Safety Management

    We place great emphasis on risk reduction and safety and believe that we have one of the most comprehensive risk management and safety programs in the industry. We have a separate department, which includes 32 experienced professionals, that is responsible for: (1) developing and implementing safety programs and procedures, (2) developing our employer and customer training programs and (3) investigating and managing any claims that may be asserted against us.

    We are among the few equipment rental companies that have on staff personnel who are certified by the National Safety Council (a government sponsored agency) to provide training in the use of equipment. In 1997, our equipment training program received the National Safety Council Chairman's Award--granted for effectively promoting safety within a business organization.

Competition

    The equipment rental industry is highly fragmented and competitive. Our competitors primarily include: small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe that, in general, large companies enjoy significant competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand.

Environmental and Safety Regulations

    There are numerous federal, state and local laws and regulations governing environmental protection and occupational health and safety. These include laws and regulations that govern wastewater discharges, the use, treatment, storage and disposal of solid and hazardous wastes and materials, air quality and the remediation of contamination associated with the release of hazardous substances. Under these laws, an owner or lessee of real estate may be liable for, among other things, (1) the costs of removal or remediation of hazardous or toxic substances located on, in, or emanating from, the real estate, as well as related costs of investigation and property damage and substantial penalties, and (2) environmental contamination at facilities where its waste is or has been disposed. These laws often impose liability whether or not the owner or lessee knew of the presence of the hazardous or toxic substances and whether or not the owner or lessee was responsible for these substances. Our activities that are or may be affected by these laws include our use of hazardous materials to clean and maintain equipment and our disposal of solid and hazardous waste and wastewater from equipment washing. We also dispense petroleum products from underground and above-ground storage tanks located at certain rental locations, and at times we must remove or upgrade tanks to comply with applicable laws. Furthermore, we have acquired or lease certain locations which have or may have been contaminated by leakage from underground tanks or other sources and are in the process of assessing the nature of the required remediation. Based on the conditions currently known to us, we believe that any unreserved environmental remediation and compliance costs required with respect to those conditions will not have a material adverse effect on our business. However, we cannot be certain that we will not identify adverse environmental conditions that are not currently known to us, that all potential releases from underground storage tanks removed in the past have been identified, or that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost.

Employees

    We have 8,501 employees. These include 271 corporate and regional management employees, 6,544 operational employees and 1,686 sales people. Of these employees, 2,162 are salaried personnel and 6,339 are hourly personnel. Collective bargaining agreements relating to 23 separate locations cover approximately 310 of our employees. We consider our labor relations to be good.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

    The Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

  Sensitivity to Changes in Construction and Industrial Activities

    Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in demand for our equipment, which could adversely affect our business. We have identified below certain of the factors which may cause such a downturn, either temporarily or long-term:

  .   a general slow-down of the economy;

  .   an increase in interest rates; or

  . adverse weather conditions which may temporarily affect a particular region.

  Acquired Companies Not Historically Operated as a Combined Business

    The businesses that we acquired have been in existence an average of 29 years and some have been in existence for more than 50 years. However, these businesses were not historically managed or operated as a single business. Although we believe that we can successfully manage and operate the acquired businesses as a single business, we cannot be certain of this.

  Limited Operating History

    We commenced equipment rental operations in October 1997 and have grown through a combination of internal growth and the acquisition of 103 companies (through March 22, 1999), including a merger in September 1998 with U.S. Rentals. Due to the relatively recent commencement of our operations, we have only a limited history upon which you can base an assessment of our business and prospects.

  Risks Relating to Growth Strategy

    Key elements of our growth strategy are to continue to expand through a combination of internal growth, a disciplined acquisition program and the opening of new rental locations. We have identified below some of the risks relating to our growth strategy:

    Availability of Acquisition Targets and Sites for Start-Up Locations. We may encounter substantial competition in our efforts to acquire additional rental companies and sites for start-up locations. Such competition could have the effect of increasing the prices that we will have to pay in order to acquire such businesses and sites. We cannot guarantee that any additional businesses or sites that we may wish to acquire will be available to us on terms that are acceptable to us.

    Need to Integrate New Operations. Our ability to realize the expected benefits from completed and future acquisitions depends, in large part, on our ability to integrate the new operations with our existing operations in a timely and effective manner. Accordingly, we devote substantial efforts to the integration of new operations. We cannot, however, guarantee that these efforts will always be successful. In addition, under certain circumstances, these efforts could adversely affect our existing operations.

    Debt Covenants. Certain of the agreements governing our outstanding indebtedness provide that we may not make acquisitions unless certain financial conditions are satisfied or the consent of the lenders is obtained. Our ability to grow through acquisitions may be constrained as a result of these provisions.

    Certain Risks Related to Start-Up Locations. We expect that start-up locations may initially have a negative impact on our results of operations and margins for a number of reasons, including that (1) we will incur significant start-up expenses in connection with establishing each start-up location and
(2) it will generally take some time following the commencement of operations for a start-up location to become profitable. Although we believe that start-ups can generate long-term growth, we cannot guarantee that any start-up location will become profitable within any specific time period, if at all.

  Dependence on Additional Capital to Finance Growth

    We will require substantial capital in order to execute our growth strategy. We will require capital for, among other purposes, completing acquisitions, establishing new rental locations, and acquiring rental equipment. If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our ability to implement our growth strategy could be limited.

  Possible Undiscovered Liabilities of Acquired Companies

    Prior to making an acquisition, we seek to assess the liabilities of the target company that we will become responsible for as a result of the acquisition. Nevertheless, we may fail to discover certain of such liabilities. We seek to reduce our risk relating to these possible hidden liabilities by generally obtaining the agreement of the seller to reimburse us in the event that we discover any material hidden liabilities. However, this type of agreement, if obtained, may not fully protect us against hidden liabilities because (1) the seller's obligation to reimburse us is generally limited in duration and/or amount and (2) the seller may not have sufficient financial resources to reimburse us. Furthermore, when we acquire a public company (such as when we acquired U.S. Rentals) there is no seller from which to obtain this type of agreement.

  Dependence on Management

    We are highly dependent upon our senior management team. Consequently, our business could be adversely affected in the event that we lose the services of any member of senior management. Furthermore, if we lose the services of certain members of senior management, it is an event of default under the agreements governing our credit facility and certain of our other indebtedness, unless we appoint replacement officers satisfactory to the lenders within 30 days. We do not maintain "key man" life insurance with respect to members of senior management.

  Competition

    The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. In addition, certain equipment manufacturers may commence (or increase their existing efforts relating to) renting and selling equipment directly to our customers.

  Quarterly Fluctuations of Operating Results

    We expect that our revenues and operating results may fluctuate from quarter to quarter due to a number of factors, including:

  . seasonal rental patterns of our customers--with rental activity tending to be lower in the winter;

  . changes in general economic conditions in our markets, including changes in construction and industrial activities;

  . the timing of acquisitions, new location openings, and related expenditures;

  . the effect of the integration of acquired businesses and start-up locations;

  . the timing of expenditures for new equipment and the disposition of used equipment; and

  .   price changes in response to competitive factors.

  Liability and Insurance

    We are exposed to various possible claims relating to our business. These include claims relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

  . our coverage is subject to a deductible of $0.5 million and limited to a maximum of $97 million per occurrence;

  . we do not maintain coverage for environmental liability, since we believe that the cost for such coverage is high relative to the benefit that it provides; and

  . certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

    We cannot be certain that insurance will continue to be available to us on economically reasonable terms, if at all.

  Environmental and Safety Regulations

    There are numerous federal, state and local laws and regulations governing environmental protection and occupational health and safety matters. These include laws and regulations that govern wastewater discharges, the use, treatment, storage and disposal of solid and hazardous wastes and materials, air quality and the remediation of contamination associated with the release of hazardous substances. Under these laws, an owner or lessee of real estate may be liable for, among other things, (1) the costs of removal or remediation of hazardous or toxic substances located on, in, or emanating from, the real estate, as well as related costs of investigation and property damage and substantial penalties, and (2) environmental contamination at facilities where its waste is or has been disposed. These laws often impose liability whether or not the owner or lessee knew of the presence of the hazardous or toxic substances and whether or not the owner or lessee was responsible for these substances. Our activities that are or may be affected by these laws include our use of hazardous materials to clean and maintain equipment and our disposal of solid and hazardous waste and wastewater from equipment washing. We also dispense petroleum products from underground and above-ground storage tanks located at certain rental locations, and at times we must remove or upgrade tanks to comply with applicable laws. Furthermore, we have acquired or lease certain locations which have or may have been contaminated by leakage from underground tanks or other sources and are in the process of assessing the nature of the required remediation. Based on the conditions currently known to us, we believe that any unreserved environmental remediation and compliance costs required with respect to those conditions will not have a material adverse effect on our business. However, we cannot be certain that we will not identify adverse environmental conditions that are not currently known to us, that all potential releases from underground storage tanks removed in the past have been identified, or that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost.

  Risks Related to International Operations

    Our operations outside the United States are subject to risks normally associated with international operations. These include the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, and the need to comply with foreign laws.

  Year 2000 Issues

    Our software vendors have informed us that our recently-installed management information system is year 2000 compliant. We have, therefore, not developed any contingency plans relating to year 2000 issues and have not budgeted any funds for year 2000 issues. Although we believe that our system is year 2000 compliant, unanticipated year 2000 problems may arise which, depending on the nature and magnitude of the problem, could adversely affect our business. Furthermore, year 2000 problems involving third parties may have a negative impact on our customers or suppliers, the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.). Any such problem could adversely affect our business. We are unable at this time to assess the possible impact on our business of year 2000 problems involving any third party.

  Restrictive Covenants

    The agreements governing our existing long-term indebtedness contain, and future agreements governing our long-term indebtedness may also contain, certain restrictive financial and operating covenants which affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, make investments, create liens, make acquisitions, sell assets and engage in mergers and consolidations. These covenants may significantly limit our operating and financial flexibility.

Item 2. Properties

    We currently operate 453 branch locations. Of these locations, 388 are in the United States, 64 are in Canada and one is in Mexico. The number of locations in each state or province is shown below:

    United States

    . Alabama (12)             . Kentucky (8)          . North Carolina (17)
    . Arizona (4)              . Louisiana (3)         . Ohio (3)
    . Arkansas (3)             . Maryland (18)         . Oklahoma (2)
    . California (83)          . Massachusetts (2)     . Oregon (23)
    . Colorado (9)             . Michigan (5)          . Pennsylvania (6)
    . Connecticut (7)          . Minnesota (5)         . Rhode Island (3)
    . Delaware (4)             . Missouri (2)          . South Carolina (9)
    . Florida (18)             . Nebraska (1)          . Tennessee (5)
    . Georgia (3)              . Nevada (11)           . Texas (32)
    . Idaho (2)                . New Hampshire (1)     . Utah (8)
    . Indiana (8)              . New Jersey (6)        . Virginia (12)
    . Illinois (6)             . New Mexico (2)        . Washington (33)
    . Kansas (2)               . New York (9)          . Wisconsin (1)

    Canada                     Mexico


    . Alberta (2)              . Nuevo Leon (1)
    . British Columbia (13)
    . Newfoundland (8)
    . Ontario (31)
    . Quebec (10)

    Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate equipment service areas and storage areas.

    We own 78 of our rental locations and lease the other locations. Our leases provide for varying terms and include 25 leases that are on a month-to-month basis and 31 leases that provide for a remaining term of less than one year and do not provide a renewal option. We are currently negotiating renewals for most of the leases that provide for a remaining term of less than one year. Certain of our leases were entered into (or assumed) in connection with acquisitions and most of the lessors under these leases are former owners of businesses that we acquired.

    We maintain a fleet of vehicles that is used for delivery, maintenance and sales functions. We own a portion of this fleet and lease a portion. The fleet includes approximately 9,748 vehicles.

    Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 27,000 square feet under (1) a lease for approximately 15,000 square feet that extends until 2001 (subject to extension rights) and
(2) a lease for approximately 12,000 square feet that extends until 2003.

Item 3. Legal Proceedings

    The Company is party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, that the Company's ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

    During the fourth quarter of 1998, no matter was submitted to a vote of the security holders of the Company.

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

    The Company's Common Stock commenced trading on the New York Stock Exchange on December 18, 1997 under the symbol "URI." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by the New York Stock Exchange.

                                                                    High   Low
                                                                   ------ ------
1997:
  Fourth Quarter (from December 18, 1997)......................... $19.31 $14.38
1998:
  First Quarter...................................................  27.38  17.25
  Second Quarter..................................................  42.00  24.13
  Third Quarter...................................................  48.00  18.12
  Fourth Quarter..................................................  33.75  10.56
1999:
  First Quarter (through March 22, 1999)..........................  35.69  26.44

    As of March 22, 1999, there were approximately 281 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names."

Dividend Policy

    The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its Common Stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of certain agreements governing the Company's outstanding indebtedness, the Company is prohibited or restricted from paying dividends on its Common Stock. In addition, under Delaware law, the Company is prohibited from paying any dividends unless it has capital surplus or net profits available for this purpose. See Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Information Concerning the Credit Facility and Other Indebtedness."

Sales of Unregistered Securities During the Fourth Quarter of 1998

    Set forth below is a listing of all sales by the Company of unregistered equity securities during 1998, excluding sales that were previously reported on a Quarterly Report on Form 10-Q. Unless otherwise indicated (i) such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering and (ii) the sales were made by the Company without the assistance of any underwriters.

  1. In August 1998, a subsidiary trust of Holdings sold for cash $300 million of 6 1/2% Convertible Quarterly Income Preferred Securities. The initial purchasers of these securities were Goldman, Sachs & Co.; BT Alex. Brown, Deutsche Bank Securities; Donaldson, Lufkin & Jenrette; Merrill Lynch & Co.; and Salomon Smith Barney. The initial purchasers reoffered the securities in reliance on Rule 144A under the Act. For additional information concerning this offering, see Item 7-- "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Certain Information Concerning Preferred Securities."

  2. In October 1998, the Company issued 1,578 shares of Common Stock to an executive officer pursuant to an employment agreement.

  3. In October and December 1998, the Company issued, in connection with two acquisitions, 15,259 shares of Common Stock as part of the consideration for such acquisitions.

  4. In November and December 1998, the Company issued, in connection with two acquisitions, (i) a convertible note in the principal amount of $1,200,000 which provides for a conversion price of $28.56 per share and (ii) a convertible note in the principal amount of $1,000,000 which provides for a conversion price of $22.25 per share.

Item 6. Selected Financial Data

   The data presented below with respect to the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Report and Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   During the periods presented below, the Company completed certain acquisitions that were accounted for as poolings-of-interests (including a merger in September 1998 with U.S. Rentals) and others that were accounted for as purchases. The selected financial data presented below has been restated for all periods presented to include the accounts of the businesses acquired in transactions accounted for as poolings-of-interests (excluding one such transaction which was not material) as if the Company and these businesses acquired were combined for all periods presented. The accounts of businesses acquired in transactions accounted for as purchases are included from their respective acquisition dates. In view of the fact that the Company's operating results for the periods presented below were impacted by acquisitions that were accounted for as purchases, the Company believes that its results of operations for the years presented are not directly comparable. See Note 3 of the Notes to the Consolidated Financial Statements of the Company included elsewhere in this Report.

                                      Year Ended December 31,
                          --------------------------------------------------
                            1994      1995      1996      1997       1998
                          --------  --------- --------  --------  ----------
                             (dollars in thousands, except per share data)
Income statement data:
Total revenues..........  $222,326  $ 283,432 $354,478  $489,838  $1,220,282
Total cost of
 operations.............   153,769    194,234  241,445   340,546     796,834
                          --------  --------- --------  --------  ----------
Gross profit............    68,557     89,198  113,033   149,292     423,448
Selling, general and
 administrative
 expenses...............    34,948     39,707   54,721    70,835     195,620
Merger-related
 expenses...............                                              47,178
Non-rental depreciation
 and amortization.......     5,107      6,916    9,387    13,424      35,248
Termination cost of
 deferred compensation
 agreements.............                                  20,290
                          --------  --------- --------  --------  ----------
Operating income........    28,502     42,575   48,925    44,743     145,402
Interest expense........     6,245      7,490   11,278    11,847      64,157
Preferred dividends of a
 subsidiary trust.......                                               7,854
Other (income) expense,
 net....................    (3,768)     1,304     (499)   (2,021)     (4,906)
                          --------  --------- --------  --------  ----------
Income before provision
 for income taxes and
 extraordinary items....    26,025     33,781   38,146    34,917      78,297
Provision for income
 taxes..................       523        484      420    29,508      43,499
                          --------  --------- --------  --------  ----------
Income before
 extraordinary items....    25,502     33,297   37,726     5,409      34,798
Extraordinary items, net
 (1)....................                                   1,511      21,337
                          --------  --------- --------  --------  ----------
Net income..............  $ 25,502  $  33,297 $ 37,726  $  3,898  $   13,461
                          ========  ========= ========  ========  ==========
Pro forma provision for
 income taxes before
 extraordinary items
 (2)....................  $ 10,637  $  13,715 $ 15,487  $ 14,176  $   44,386
Pro forma income before
 extraordinary items
 (2)....................    15,388     20,066   22,659    20,741      33,911
Basic earnings before
 extraordinary items per
 share..................  $   1.28  $    1.47 $   1.67  $   0.12  $     0.53
Diluted earnings before
 extraordinary items per
 share..................  $   1.28  $    1.47 $   1.67  $   0.11  $     0.48
Basic earnings per share
 (3)....................  $   1.28  $    1.47 $   1.67  $   0.08  $     0.20
Diluted earnings per
 share (3)..............  $   1.28  $    1.47 $   1.67  $   0.08  $     0.18
Other financial data:
EBITDA (4)..............  $ 73,446  $ 101,438 $123,606  $160,554  $  403,738
Depreciation and
 amortization...........    44,944     58,863   74,681    95,521     211,158
Dividends on common
 stock..................
                                           December 31,
                          --------------------------------------------------
                            1994      1995      1996      1997       1998
                          --------  --------- --------  --------  ----------
                                      (dollars in thousands)
Balance sheet data:
Cash and cash
 equivalents............  $  2,956  $   3,728 $  2,906  $ 72,411  $   20,410
Rental equipment, net...   136,731    182,082  235,055   461,026   1,143,006
Total assets............   233,359    297,994  381,228   826,010   2,634,663
Total debt..............   107,284    131,771  214,337   264,573   1,314,574
Company-obligated
 mandatorily redeemable
 convertible preferred
 securities
 of a subsidiary trust..                                             300,000
Stockholders' equity....    77,600    104,392  105,420   446,388     726,230

--------
(1) The Company recorded an extraordinary item (net of income taxes) of $1.5 million in 1997 and an extraordinary item (net of income taxes) of $21.3 million in 1998. Such charge in 1997 resulted from the prepayment of certain debt by U.S. Rentals. Such charge in 1998 resulted from the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.
(2) U.S. Rentals was taxed as a Subchapter S Corporation until its initial public offering in February 1997, and another company acquired in a pooling-of-interests transaction was taxed as a Subchapter S Corporation until being acquired by the Company in 1998. In general, the income or loss of a Subchapter S Corporation is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma provision for income taxes before extraordinary items and pro forma income before extraordinary items reflect a provision for income taxes as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented.
(3) The Company's earnings during 1997 were impacted by $20.3 million of expenses relating to the termination of certain deferred compensation expenses in connection with U.S. Rentals' initial public offering, a $7.5 million charge to recognize deferred tax liabilities of U.S. Rentals and an extraordinary item (net of income taxes) of $1.5 million. The Company's earnings during 1998 were impacted by merger-related expenses of $47.2 million ($33.2 million net of taxes), a $4.8 million charge to recognize deferred tax liabilities of a company acquired in a pooling-of-interests transaction and an extraordinary item (net of income taxes) of $21.3 million. Excluding such amounts, (i) basic earnings per share for the years ended 1997 and 1998 would have been $0.70 and $1.10, respectively, and (ii) diluted earnings per share for the years ended 1997 and 1998 would have been $0.66 and $1.00, respectively.
(4) EBITDA is defined as net income (excluding (i) non-operating income and expense, (ii) a $20.3 million non-recurring charge incurred by U.S. Rentals in 1997 arising from the termination of deferred compensation agreements with certain executives and (iii) $47.2 million in merger-related expenses in 1998 related to the three acquisitions accounted for as poolings-of-interests, including the merger with U.S. Rentals) plus interest expense, income taxes and depreciation and amortization. EBITDA data is presented to provide additional information concerning the Company's ability to meet its future debt service obligations and capital expenditure and working capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles. Accordingly, EBITDA should not be considered an alternative to net income or cash flows as indicators of the Company's operating performance or liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. Certain of the statements contained in such discussion are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed under
Item 1--"Business--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Introduction

    The Company commenced equipment rental operations in October 1997 and has completed 103 acquisitions (through March 22, 1999), including the merger with U.S. Rentals (the "U.S. Rentals Merger") which was completed in September 1998.

    Three of the acquisitions completed by the Company (including the U.S. Rentals Merger) were accounted for as "poolings-of-interests," and the Company's financial statements have been restated to include the accounts of two of the companies acquired in such transactions (but were not restated for one that was not material, which has been combined with the Company effective July 1, 1998). See Note 3 to the Notes to the Consolidated Financial Statements of the Company included elsewhere in this Report. As a result of such restatement, the Company's financial statements include historical financial information of these two acquired companies for periods that precede the date on which the Company commenced its own operations.

    The other 100 acquisitions completed by the Company were accounted for as "purchases". The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1996, 1997 and 1998 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

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

    Selling, general and administrative expenses primarily include sales commissions, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

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

Results of Operations

 Years ended December 31, 1998 and 1997

    Revenues. Total revenues for 1998 were $1,220.3 million, representing an increase of 149.1% over total revenues in 1997 of $489.8 million. The Company's revenues in 1998 and 1997 were attributable to: (i) equipment rental ($895.5 million, or 73.4% of revenues, in 1998 compared to

$388.2 million, or 79.2% of revenues, in 1997), (ii) sales of rental equipment ($119.6 million, or 9.8% of revenues, in 1998 compared to $41.4 million, or 8.5% of revenues, in 1997) and (iii) sales of new equipment, merchandise and other revenues ($205.2 million, or 16.8% of revenues, in 1998 compared to $60.3 million, or 12.3% of revenues, in 1997).

    The 149.1% increase in total revenues in 1998 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 36.2 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 112.9 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

    Gross Profit. Gross profit increased to $423.4 million in 1998 from $149.3 million in 1997. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in 1998 and 1997 was: (i) equipment rental (36.3% in 1998 and 30.0% in 1997), (ii) sales of rental equipment (44.7% in 1998 and 50.6% in
1997) and (iii) sales of new equipment, merchandise and other revenues (22.0% in 1998 and 19.6% in 1997). The increase in the gross profit margin from rental revenues in 1998 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in 1998 primarily reflected (i) a shift in mix towards more late-model used equipment, which generally generates lower gross profit margins than somewhat older equipment, and (ii) the sale of certain equipment items which were acquired through acquisitions and which were not in optimal condition for sale due to age, usage or other factors. The increase in the gross profit margin from sales of new equipment, merchandise and other revenue in 1998 primarily reflected the benefits of greater purchasing power and a shift in the sales mix to higher margin items.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $195.6 million, or 16.0% of total revenues, during 1998 and $70.8 million, or 14.5% of total revenues, during 1997. The increase in SG&A as a percentage of revenues in 1998 primarily reflected the additional expenses for senior management and corporate overhead that the Company began incurring in the third quarter of 1997 as it built the management team and infrastructure required to support its growth strategy.

    Merger-related Expenses. The Company incurred merger-related expenses in 1998 of $47.2 million ($33.2 million after-tax) in connection with three acquisitions completed by the Company in 1998 that were accounted for as poolings-of-interests. These expenses consisted of: (i) $18.5 million for investment banking, legal, accounting services and other merger costs, (ii) $14.5 million of expenses relating to the closing of duplicate facilities,
(iii) $8.2 million for employee severance and related matters, (iv) $2.1 million for the write down of the computer systems acquired through the U.S. Rentals Merger and one of the other acquisitions accounted for as a pooling-of-interests and (v) $3.9 million in other expenses.

    Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $35.2 million, or 2.9% of total revenues, in 1998 and $13.4 million, or 2.7% of total revenues, in 1997. The increase in the dollar amount of non-rental depreciation and amortization in 1998 primarily reflected the amortization of goodwill attributable to the acquisitions completed at the end of 1997 and in 1998.

    Termination Cost of Deferred Compensation Agreements. The Company's results for 1997 were impacted by $20.3 million of expenses for "termination cost of deferred compensation agreements." These expenses reflect one-time expenses that were incurred by U.S. Rentals in connection with the termination of certain deferred incentive compensation agreements in connection with U.S. Rentals' initial public offering in February 1997.

    Interest Expense. Interest expense increased to $64.2 million in 1998 from $11.8 million in 1997. This increase primarily reflected the fact that the Company's indebtedness significantly increased in 1998, primarily to fund acquisitions.

    Preferred Dividends of a Subsidiary Trust. During 1998, preferred dividends of a subsidiary trust of United Rentals were $7.9 million. These dividends relate to the preferred securities issued in August 1998 by such subsidiary trust. See "--Certain Information Concerning Preferred Securities."

    Other (Income) Expense. Other income was $4.9 million in 1998 compared with $2.0 million in 1997. The increase in other income in 1998 primarily reflected gain realized in 1998 from the disposition of certain business lines that were acquired as part of acquisitions but did not fit with the Company's strategy.

    Income Taxes. Income taxes increased to $43.5 million, or an effective rate of 55.6%, in 1998 from $29.5 million, or an effective rate of 84.5%, in 1997. During 1998, the Company's high effective tax rate reflected (i) the non-deductibility of $7.4 million for income tax purposes of certain merger related expenses and (ii) a $4.8 million charge to recognize deferred tax liabilities of an acquired business, which was a Subchapter S Corporation prior to being acquired by the Company. During 1997, the Company's high effective tax rate reflected (i) a $7.5 million charge to recognize deferred tax liabilities of U.S. Rentals, which was a Subchapter S Corporation prior to its initial public offering, and (ii) the non-deductibility of $7.5 million for income tax purposes of certain losses that were incurred by U.S. Rentals prior to a recapitalization effected in connection with its initial public offering.

    Extraordinary Items. The Company recorded an extraordinary charge of $35.6 million ($21.3 million net of taxes) in 1998 and an extraordinary charge of $2.5 million ($1.5 million net of taxes) in 1997. This charge in 1998 was incurred in connection with the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals. This charge in 1997 was incurred by U.S. Rentals in connection with the prepayment of certain debt.

 Years Ended December 31, 1997 and 1996

    Revenues. Total revenues for 1997 were $489.8 million, representing an increase of 38.2% over total revenues in 1996 of $354.5 million. The Company's revenues in 1997 and 1996 were attributable to: (i) equipment rental ($388.2 million, or 79.2% of revenues in 1997, compared to $295.3 million, or 83.3% of revenues, in 1996), (ii) sales of rental equipment ($41.4 million, or 8.5% of revenues, in 1997 compared to $25.5 million, or 7.2% of revenues, in 1996) and
(iii) sales of new equipment, merchandise and other revenues ($60.3 million, or 12.3% of revenues, in 1997 compared to $33.7 million, or 9.5% of revenues, in
1996).

    The 38.2% increase in total revenues in 1997 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 24.8 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 13.4 percentage points). The increase in such revenues at locations open more than one year primarily reflected (a) an increase in customer demand for rental equipment and for new and used equipment offered for sale, (b) expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in sales efforts relating to used equipment.

    Gross Profit. Gross profit increased to $149.3 million in 1997 from $113.0 million in 1996. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue was: (i) equipment rental (30.0% in 1997 and 31.2% in 1996),
(ii) sales of rental equipment (50.6% in 1997 and 58.6% in 1996) and (iii) sales of new equipment, merchandise and other revenues (19.6% in 1997 and 18.1% in 1996). The decrease in the gross profit margin from rental revenues in 1997 primarily reflected the fact that the Company in 1997 incurred expenses in connection with expanding its rental fleet and opening new rental locations. The increase in the gross profit margin from sales of new equipment, merchandise and other revenues in 1997 primarily reflected a shift in sales mix to higher margin items.

    Selling, General and Administrative Expenses. SG&A increased to $70.8 million in 1997 from $54.7 million in 1996, but as a percentage of revenues decreased to 14.5% in 1997 from 15.4% in 1996. This decrease in SG&A as a percentage of revenues in 1997 primarily reflected (i) increased operating efficiencies and (ii) certain economies of scale related to the increase in revenue described above.

    Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $13.4 million, or 2.7% of total revenues in 1997, and $9.4 million, or 2.6% of total revenues, in 1996. The increase in the dollar amount of non-rental depreciation and amortization in 1997 primarily reflected increases in (i) depreciation expense attributable to equipment not offered for rent, (ii) depreciation expense associated with rental facility locations and
(iii) amortization expense relating to leaseholds.

    Termination Cost of Deferred Compensation Agreements. The Company's results for 1997 were impacted by $20.3 million of expenses for "termination cost of deferred compensation agreements." These expenses reflect one-time expenses that were incurred by U.S. Rentals in connection with the termination of certain deferred incentive compensation agreements in connection with its initial public offering.

    Interest Expense. Interest expense increased to $11.8 million in 1997 from $11.3 million in 1996. This increase was primarily the result of an increase in related party interest expense, offset by a decrease in interest as a result of lower average debt outstanding during 1997 due to repayment of certain debt with proceeds from U.S. Rentals' initial public offering.

    Other (Income) Expense. Other income was $2.0 million in 1997 compared with $0.5 million in 1996. The increase in other income in 1997 primarily reflected increased interest income in 1997 as a result of higher cash balances resulting from the financing transactions completed during 1997.

    Income Taxes. Income taxes were $29.5 million, or an effective rate of 84.5%, in 1997 and $0.4 million, or an effective rate of 1.1%, in 1996. The Company's low effective tax rate in 1996 reflected the fact that (i) U.S. Rentals was taxed as a Subchapter S Corporation for federal and state purposes until its initial public offering in February 1997 and (ii) Rental Tools (another company that United Rentals acquired in a transaction that was accounted for as a pooling-of-interests) was taxed as a Subchapter S Corporation for federal and state purposes until it was acquired by the Company in 1998. The Company's high effective tax rate in 1997 primarily reflected (i) a $7.5 million charge to recognize deferred tax liabilities of U.S. Rentals and
(ii) the non-deductibility of $7.5 million for income tax purposes of certain losses that were incurred by U.S. Rentals prior to a recapitalization effected in connection with its initial public offering.

    Extraordinary Item. The Company recorded an extraordinary charge of $2.5 million ($1.5 million net of taxes) during 1997. This charge was incurred by U.S. Rentals in connection with the prepayment of certain debt.

Liquidity and Capital Resources

  General

    Since commencing operations in October 1997, the Company has funded its cash requirements from a combination of cash generated from operations, the sale of rental equipment, borrowings under a revolving credit facility and the proceeds of other financing transactions. These other financing transactions included (i) the sale of Common Stock and warrants in private placements for aggregate consideration of $54.7 million, (ii) the sale of Common Stock in public offerings in December 1997 and March 1998 for aggregate consideration of $307.0 million (after deducting underwriting discounts and offering expenses), (iii) the sale of $200 million aggregate principal amount of 9 1/2% senior subordinated notes (the "9 1/2% Notes") in May 1998 for aggregate consideration of $193.0 million (after deducting the initial purchasers' discount and offering expenses), (iv) a $250 million term loan (the "Term Loan") obtained in July 1998, (v) the issuance by a subsidiary trust of Holdings of preferred securities (the "Trust Preferred Securities") in August 1998 which resulted in the Company receiving net proceeds of $290.0 million, (vi) the sale of $205 million aggregate principal amount of 8.80% senior subordinated notes (the "8.80% Notes") in August 1998 for aggregate consideration of $196.0 million (after deducting the initial purchaser's discount and offering expenses), (vii) the sale of $300 million aggregate principal amount of 9 1/4% Senior Subordinated Notes ("9 1/4% Notes") in December 1998 for aggregate consideration of $292.1 million (after deducting the initial purchaser's discount and estimated offering expenses), (viii) the sale of 300,000 shares of Series A Perpetual Convertible Preferred Stock in January 1999 for aggregate consideration of $287.0 million (after deducting issuance fees and expenses), (ix) the sale of Common Stock in a public offering in March 1999 for the aggregate consideration of $64.8 million (after deducting underwriting discounts and estimated offering expenses) and (x) the sale of $250 million aggregate principal amount of 9% Senior Subordinated Notes ("9% Notes") in March 1999 for aggregate consideration of $245.0 million (after deducting the initial purchasers' discount and estimated offering expenses). For additional information concerning certain of the financings described above, see "--Certain Information Concerning the Credit Facility and Other Indebtedness" and "--Certain Information Concerning Preferred Securities."

    During 1998, the Company (i) generated cash from operations of approximately $216.1 million, (ii) generated cash from the sale of rental equipment of approximately $119.6 million and (iii) had net cash from financing activities of approximately $1,082.1 million. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $911.8 million), (ii) repay indebtedness in connection with the U.S. Rentals Merger and the acquisition of Rental Tools (approximately $450.3 million),
(iii) purchase rental equipment (approximately $479.5 million) and (iv) purchase other property and equipment (approximately $84.6 million). These cash expenditures were the principal reason for the decrease in cash at December 31, 1998 compared with December 31, 1997.

    In September 1998, URI obtained a new $762.5 million revolving credit facility (the "Credit Facility") from a group of financial institutions. This facility replaced the credit facility that had previously been used by URI. For additional information concerning the Credit Facility, see "--Certain Information Concerning the Credit Facility and Other Indebtedness."

  Certain Balance Sheet Changes

    The acquisitions and the equipment purchases made by the Company in 1998 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in the following items at December 31, 1998 compared with December 31, 1997: accounts receivable, inventory, rental equipment, property and equipment, intangible assets, accounts payable, debt, and accrued expenses and other liabilities.

    The increase in prepaid expenses and other assets at December 31, 1998 compared with December 31, 1997 primarily reflects (i) an increase in prepaid expenses relating to the Company's operations and (ii) certain direct costs relating to potential acquisitions that were capitalized.

    The Company-obligated manditorily redeemable convertible preferred securities of a subsidiary trust at December 31, 1998, reflects the issuance of Trust Preferred Securities in August 1998 as described under "--Certain Information Concerning Preferred Securities."

    The increase in stockholders' equity at December 31, 1998 compared with December 31, 1997, primarily reflects (i) the sale of 8,625,000 shares of Common Stock in a public offering in March 1998 for aggregate consideration of $207.4 million (after deducting underwriting discounts and offering expenses) and (ii) the issuance of an aggregate of 2,188,255 shares of Common Stock and warrants during the year ended December 31, 1998, primarily as consideration for acquisitions.

  Cash Requirements Related to Operations

    The Company's principal existing sources of cash are (i) borrowings available under the Credit Facility ($760.5 million available as of March 23, 1999), (ii) cash generated from operations and (iii) the remaining net proceeds from the sale by the Company of its 9% Notes in March 1999 (approximately $125.0 million as of March 23, 1999).

    The Company expects that its principal needs for cash relating to its existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory of items offered for sale and (iii) debt service. The Company plans to fund such cash requirements relating to its existing operations from its existing sources of cash described above.

    The Company estimates that equipment expenditures over the next 12 months will be approximately $475.0 million for the existing operations of the Company. These expenditures are comprised of approximately $255.0 million of expenditures in order to maintain the average age of the Company's rental fleet and $220.0 million of discretionary expenditures to increase the size of the Company's rental fleet. The Company expects that it will fund such expenditures from a combination of approximately $190.0 million of proceeds expected to be generated from the sale of used equipment, cash generated from operations and, if required, borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of equipment expenditures that will be required in connection with new acquisitions.

    Principal elements of the Company's strategy include continued expansion through a disciplined acquisition program and the opening of new rental locations. The Company expects to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that the Company's existing sources of cash described above are not sufficient to fund such future acquisitions, the Company will require additional financing and, consequently, the Company's indebtedness may increase as the Company implements its growth strategy. There can be no assurance, however, that any additional financing will be available or, if available, will be on terms satisfactory to the Company.

    Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay approximately $14.3 million during 1999. In addition, the Company may be required at any time to repay a $21.5 million demand note that the Company assumed in connection with the U.S. Rentals Merger.

Relationship Between Holdings and URI

    Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary URI and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services,

(ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to the Company. The expenses relating to URI's payments to Holdings are reflected on URI's financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on the Trust Preferred Securities (as described under
"--Certain Information Concerning Preferred Securities").

    The Trust Preferred Securities are the obligation of a subsidiary trust of Holdings and are not the obligation of URI. As a result, the dividends payable on these securities are reflected as an expense on the consolidated financial statements of Holdings, but are not reflected as an expense on the consolidated financial statements of URI. This is the principal reason why the net income reported on the consolidated financial statements of URI is higher than the net income reported on the consolidated financial statements of Holdings.

Year 2000 Compliance

    The Company has been informed by its software vendors that the Company's new management information system is year 2000 compliant. The Company has, therefore, not developed any contingency plans relating to year 2000 issues and has not budgeted any funds for year 2000 issues. Although the Company believes that its system is year 2000 compliant, there can be no assurance that unanticipated year 2000 problems will not arise which, depending on the nature and magnitude of the problem, could have a material adverse effect on the Company's business and financial condition. Furthermore, year 2000 problems involving third parties may have a negative impact on the Company's customers or suppliers, the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.). Any such problem could have a material adverse effect on the Company's business and financial condition. The Company is unable at this time to assess the possible impact on its business of year 2000 problems involving any third party.

Certain Information Concerning the Credit Facility and Other Indebtedness

    Credit Facility. In September 1998, URI obtained a new $762.5 million revolving Credit Facility from a group of financial institutions. This facility replaced the credit facility that had previously been used by URI. Set forth below is certain information concerning the terms of the Credit Facility.

    The Credit Facility enables URI to borrow up to $762.5 million on a revolving basis and permits a Canadian subsidiary of URI (the "Canadian Subsidiary") to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian Subsidiary do not exceed $762.5 million). Up to $25.0 million of the Credit Facility is available in the form of letters of credit. The agreement governing the Credit Facility requires that the aggregate commitment shall be reduced on the last day of each calendar quarter, beginning September 30, 2001 and continuing through June 30, 2003, by an amount equal to $19.1 million. The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of March 23, 1999, no amount of indebtedness was outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $2.0 million).

    Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of

America's reserve adjusted eurodollar rate) plus a margin ranging from 0.825% to 1.500% per annum. Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 0.825% to 1.500% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 0.825% to 1.500% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $762.5 million aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

    The obligations of URI under the Credit Facility are (i) secured by substantially all of its assets, the stock of its United States subsidiaries and a portion of the stock of URI's Canadian subsidiaries and (ii) guaranteed by Holdings and secured by the stock of URI. The obligations of the Canadian Subsidiary under the Credit Facility are guaranteed by URI and secured by substantially all of the assets of the Canadian Subsidiary and the stock of the subsidiaries of the Canadian Subsidiary.

    The Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) maximum leverage, (b) the ratio of senior debt to cash flow, (c) minimum interest coverage ratio, (d) the ratio of funded debt to cash flow, and (e) the ratio of senior debt to tangible assets. The agreements governing the Credit Facility also contain various other covenants that restrict the Company's ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) pay dividends or make other restricted payments on its common stock and certain other securities and (iv) make acquisitions unless certain financial conditions are satisfied. In addition, the agreement governing the Credit Facility (a) requires the Company to maintain certain financial ratios and (b) provides that failure by any two of Messrs. Jacobs, Milne, Nolan and Miner to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default unless replacement officers satisfactory to the lenders are appointed.

    Term Loan. In July 1998, URI obtained a $250 million term loan from a group of financial institutions. The term loan matures on June 30, 2005. Prior to maturity, quarterly installments of principal in the amount of $625,000 are due on the last day of each calendar quarter, commencing September 30, 1999. The amount due at maturity is $235,625,000. The term loan accrues interest, at the Company's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin ranging from 0% to 0.5% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility for borrowings by the Company) plus a margin ranging from 1.875% to 2.375% per annum. The Term Loan is secured pari passu with the Credit Facility. The agreement governing the Term Loan contains restrictive covenants substantially similar to those provided under the Credit Facility.

    9 1/2% Senior Subordinated Notes. In May 1998, URI issued $200 million aggregate principal amount of 9 1/2% Notes which are due June 1, 2008. The 9 1/2% Notes are unsecured. URI may, at its option, redeem the 9 1/2% Notes on or after June 1, 2003 at specified redemption prices which range from 104.75% in 2003 to 100.00% in 2006 and thereafter. In addition, on or prior to June 1, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/2% Notes, at a redemption price of 109.5%. The indenture governing the 9 1/2% Notes contains certain restrictive covenants, including (i) limitations on additional indebtedness, (ii) limitations on restricted payments, (iii) limitations on liens, (iv) limitations on dividends and other payment restrictions, (v) limitations on preferred stock of certain subsidiaries, (vi) limitations on transactions with affiliates, (vii) limitations on the disposition of proceeds of asset sales and (viii) limitations on the ability of the Company to consolidate, merge or sell all or substantially all of its assets.

    8.80% Senior Subordinated Notes. In August 1998, URI issued $205 million aggregate principal amount of 8.80% Notes which are due August 15, 2008. The 8.80% Notes are unsecured. URI may, at its option, redeem the 8.80% Notes on or after August 15, 2003 at specified redemption prices which range from 104.40% in 2003 to 100.00% in 2006 and thereafter. In addition, on or prior to August 15, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 8.80% Notes, at a redemption price of 108.8%. The indenture governing the 8.80% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

  9 1/4% Senior Subordinated Notes. In December 1998, URI issued $300 million aggregate principal amount of 9 1/4% Notes which are due January 15, 2009. The 9 1/4% Notes are unsecured. URI may, at its option, redeem the 9 1/4% Notes on or after January 15, 2004 at specified redemption prices which range from 104.625% in 2004 to 100.00% in 2007 and thereafter. In addition, on or prior to January 15, 2002, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/4% Notes, at a redemption price of 109.25%. The indenture governing the 9 1/4% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

  9% Senior Subordinated Notes. In March 1999, URI issued $250 million aggregate principal amount of 9% Notes which are due April 1, 2009. The 9% Notes are unsecured. URI may, at its option, redeem the 9% Notes on or after April 1, 2004 at specified redemption prices which range from 104.50% in 2004 to 100.00% in 2007 and thereafter. In addition, on or prior to April 1, 2002, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9% Notes, at a redemption price of 109.00%. The indenture governing the 9% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

Certain Information Concerning Preferred Securities

  Trust Preferred Securities

    In August 1998, a subsidiary trust (the "Trust") of Holdings sold $300 million of 6 1/2% Convertible Quarterly Income Preferred Securities (the "Trust Preferred Securities"). The net proceeds from the sale of the Trust Preferred Securities were approximately $290 million. The Trust used such proceeds to purchase convertible subordinated debentures from Holdings which resulted in Holdings receiving all of the proceeds from the sale of the Trust Preferred Securities. Holdings in turn contributed the net proceeds from the sale of the Trust Preferred Securities to its wholly owned subsidiary URI. The Trust Preferred Securities are convertible into common stock of Holdings at a conversion price equivalent to $43.63 per share.

  Series A Perpetual Convertible Preferred Stock

    In January 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred") to Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. The net proceeds from the sale of the Series A Preferred were approximately $287.0 million. Holdings contributed such net proceeds to URI.

Fluctuations in Operating Results

    The Company expects that its revenues and operating results may fluctuate from quarter to quarter due to a number of factors, including: seasonal rental patterns of the Company's customers (with rental activity tending to be lower in the winter); changes in general economic conditions in the

Company's markets; the timing of acquisitions and the opening of start-up locations and related costs; the effect of the integration of acquired businesses and start-up locations; the timing of expenditures for new equipment and the disposition of used equipment; and price changes in response to competitive factors.

    The Company is continually involved in the investigation and evaluation of potential acquisitions. In accordance with generally accepted accounting principles, the Company capitalizes certain direct out-of-pocket expenditures (such as legal and accounting fees) relating to potential or pending acquisitions. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any capitalized expenditures relating to any potential or pending acquisition that the Company determines will not be consummated. There can be no assurance that the Company in future periods will not be required to incur a charge against earnings in accordance with such policy, which charge, depending upon the magnitude thereof, could adversely affect the Company's results of operations.

    The Company will be required to incur significant start-up expenses in connection with establishing each start-up location. Such expenses may include, among others, pre-opening expenses related to setting up the facility, and expenses in connection with training employees, installing information systems and marketing. The Company expects that, in general, start-up locations will initially operate at a loss or at less than normalized profit levels. Consequently, the opening of a start-up location may negatively impact the Company's margins until the location achieves normalized profitability.

    There may be a lag between the time that the Company purchases new equipment and begins to incur the related depreciation and interest expenses and the time that the equipment begins to generate revenues at normalized rates. As a result, the purchase of new equipment, particularly equipment purchased in connection with expanding and diversifying the Company's rental equipment, may periodically reduce margins.

General Economic Conditions and Inflation

    The Company's operating results may be adversely affected by (i) changes in general economic conditions, including changes in construction and industrial activity, or increases in interest rates, or (ii) adverse weather conditions that may temporarily decrease construction and industrial activity in a particular geographic area. Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

Recently Issued Accounting Standards

    For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in primary financial statements. SFAS No. 130 requires the Company's foreign currency translation adjustments to be included in other comprehensive income. The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity.

    Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company had included the required disclosures in the notes to its financial statements included elsewhere herein.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Our exposure to market risk primarily consists of interest rate risk associated with our variable rate debt and foreign currency exchange rate risk primarily associated with our Canadian operations. We do not use, nor have we historically used, derivative financial instruments to manage or reduce market risk.

    Interest Rate Risk. All borrowings under our $762.5 million Credit Facility bear interest at a variable rate of interest. The outstanding indebtedness under the Credit Facility was $305.0 million as of December 31, 1998. Our other variable rate debt primarily consists of the $250 million Term Loan and a $21.5 million demand note. The interest rates applicable to our variable rate debt as of December 31, 1998 were (i) 6.25% for the Credit Facility, (ii) 7.25% for the Term Loan and (iii) 6.5% for the demand note. The interest rates applicable to our variable rate debt have remained relatively stable over the past year. Based upon the amount of variable debt that we had outstanding as of December 31, 1998 (approximately $582.8 million in the aggregate), our net income would decrease by approximately $3.5 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the Credit Facility from time to time. For additional information concerning the terms of our variable rate debt, see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.

    Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the current level of our Canadian operations, a 10% change in this exchange rate would not have a material impact on our earnings.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
(1) Consolidated Financial Statements:

  Report of Independent Auditors..........................................  32

  United Rentals, Inc. Consolidated Balance Sheets--December 31, 1998 and
   1997...................................................................  33

  United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.................................  34

  United Rentals, Inc. Consolidated Statements of Stockholders' Equity for
   the years ended December 31, 1998, 1997 and 1996.......................  35

  United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.................................  36

  Notes to Consolidated Financial Statements..............................  38

  Report of Independent Auditors..........................................  57
  United Rentals (North America), Inc. Consolidated Balance Sheets--
   December 31, 1998 and 1997.............................................  58
  United Rentals (North America), Inc. Consolidated Statements of
   Operations for the years ended December 31, 1998, 1997 and 1996........  59

  United Rentals (North America), Inc. Consolidated Statements of
   Stockholder's Equity for the years ended December 31, 1998, 1997 and
   1996...................................................................  60
  United Rentals (North America), Inc. Consolidated Statements of Cash
   Flows for the years ended December 31, 1998, 1997 and 1996.............  61
  Notes to Consolidated Financial Statements..............................  62
(2) Financial Statement Schedules:

  Report of Independent Auditors on Financial Statement Schedules.........  67

  Schedule I Condensed Financial Information of the Registrant............  68
  Schedule II Valuation and Qualifying Accounts...........................  72

    Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc.

    We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the management of United Rentals, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                   /s/ Ernst & Young LLP

MetroPark, New Jersey
February 17, 1999,
except for Note 17, as
to which the date is
February 26, 1999

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                           --------------------
                                                              1998       1997
                                                           ----------  --------
                                                             (In thousands,
                                                           except share data)
Assets
Cash and cash equivalents................................. $   20,410  $ 72,411
Accounts receivable, net of allowance for doubtful
 accounts of $41,201 and $11,085 at 1998 and 1997,
 respectively.............................................    233,282    82,592
Inventory.................................................     70,994    21,778
Prepaid expenses and other assets.........................     59,395    16,287
Rental equipment, net.....................................  1,143,006   461,026
Property and equipment, net...............................    185,511    98,268
Intangible assets, net of accumulated amortization of
 $14,520 and $568 at 1998 and 1997, respectively..........    922,065    73,648
                                                           ----------  --------
                                                           $2,634,663  $826,010
                                                           ==========  ========
Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable........................................ $  121,940  $ 41,392
  Debt....................................................  1,314,574   264,573
  Deferred taxes..........................................     43,560    24,395
  Accrued expenses and other liabilities..................    128,359    49,262
                                                           ----------  --------
    Total liabilities.....................................  1,608,433   379,622
Commitments and contingencies
Company-obligated manditorily redeemable convertible
 preferred securities of a subsidiary trust...............    300,000
Stockholders' equity:
  Preferred stock--$.01 par value, 5,000,000 shares
   authorized, No shares issued and outstanding...........
  Common stock--$.01 par value, 500,000,000 shares
   authorized in 1998 and 75,000,000 in 1997, 68,427,999
   shares issued and outstanding in 1998 and 56,239,375 in
   1997...................................................        684       562
  Additional paid-in capital..............................    689,018   401,758
  Retained earnings.......................................     36,809    44,068
  Accumulated other comprehensive income..................       (281)
                                                           ----------  --------
    Total stockholders' equity............................    726,230   446,388
                                                           ----------  --------
                                                           $2,634,663  $826,010
                                                           ==========  ========

                            See accompanying notes.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31
                                  --------------------------------------------
                                       1998           1997           1996
                                  --------------  -------------  -------------
                                   (in thousands, except per share amounts)
Revenues:
 Equipment rentals..............  $      895,466       $388,181  $     295,308
 Sales of rental equipment......         119,620         41,406         25,518
 Sales of new equipment,
  merchandise and other
  revenues......................         205,196         60,251         33,652
                                  --------------  -------------  -------------
Total revenues..................       1,220,282        489,838        354,478
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation........         394,750        189,578        138,018
 Depreciation of rental
  equipment.....................         175,910         82,097         65,294
 Cost of rental equipment
  sales.........................          66,136         20,455         10,570
 Cost of new equipment and
  merchandise sales and other
  operating costs...............         160,038         48,416         27,563
                                  --------------  -------------  -------------
Total cost of revenues..........         796,834        340,546        241,445
                                  --------------  -------------  -------------
Gross profit....................         423,448        149,292        113,033
Selling, general and
 administrative expenses........         195,620         70,835         54,721
Merger-related expenses.........          47,178
Non-rental depreciation and
 amortization...................          35,248         13,424          9,387
Termination cost of deferred
 compensation agreements........                         20,290
                                  --------------  -------------  -------------
Operating income................         145,402         44,743         48,925
Interest expense................          64,157         11,847         11,278
Preferred dividends of a
 subsidiary trust...............           7,854
Other (income) expense, net.....          (4,906)        (2,021)          (499)
                                  --------------  -------------  -------------
Income before provision for
 income taxes and extraordinary
 items..........................          78,297         34,917         38,146
Provision for income taxes......          43,499         29,508            420
                                  --------------  -------------  -------------
Income before extraordinary
 items..........................          34,798          5,409         37,726
Extraordinary items, net of tax
 benefit of $14,255 in 1998 and
 $995 in 1997...................          21,337          1,511
                                  --------------  -------------  -------------
Net income......................  $       13,461  $       3,898  $      37,726
                                  ==============  =============  =============
Basic earnings before
 extraordinary items per share..  $         0.53  $        0.12  $        1.67
                                  ==============  =============  =============
Diluted earnings before
 extraordinary items per share..  $         0.48  $        0.11  $        1.67
                                  ==============  =============  =============
Basic earnings per share........  $         0.20  $        0.08  $        1.67
                                  ==============  =============  =============
Diluted earnings per share......  $         0.18  $        0.08  $        1.67
                                  ==============  =============  =============
Unaudited pro forma data (Note
 9):
 Historical income before income
  taxes and extraordinary
  items.........................  $       78,297  $      34,917  $      38,146
 Pro forma income tax expense...          44,386         14,176         15,487
                                  --------------  -------------  -------------
 Pro forma income before
  extraordinary items...........  $       33,911  $      20,741  $      22,659
                                  ==============  =============  =============
 Pro forma basic income before
  extraordinary items per
  share.........................  $         0.51  $        0.44  $        1.00
                                  ==============  =============  =============
 Pro forma diluted income before
  extraordinary items per
  share.........................  $         0.46  $        0.42  $        1.00
                                  ==============  =============  =============

                            See accompanying notes.

                              UNITED RENTALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock
                         ------------------
                                                                                Accumulated
                                            Additional                             Other
                           Number            Paid-in   Retained  Comprehensive Comprehensive
                         of Shares   Amount  Capital   Earnings     Income        Income
                         ----------  ------ ---------- --------  ------------- -------------
                                       (In thousands, except share amounts)
Balance, December 31,
 1995................... 22,661,994   $227   $ 13,383  $ 90,719
  Subchapter S
   distributions of a
   pooled entity........                                (36,530)
  Treasury stock
   purchase.............    (25,229)             (105)
  Net income............                                 37,726     $37,726
                         ----------   ----   --------  --------     =======        -----
Balance, December 31,
 1996................... 22,636,765    227     13,278    91,915
  Issuance of common
   stock and warrants... 33,602,610    335    343,797
  Distribution of non-
   operating assets,
   net..................                       (4,219)
  Reclassification of
   Subchapter S
   accumulated earnings
   to paid-in capital...                       48,902   (48,902)
  Subchapter S
   distributions of a
   pooled entity........                                 (2,843)
  Net income............                                  3,898     $ 3,898
                         ----------   ----   --------  --------     =======        -----
Balance, December 31,
 1997................... 56,239,375    562    401,758    44,068
  Comprehensive income:
   Net income...........                                 13,461     $13,461
   Other comprehensive
    income:
     Foreign currency
      translation
      adjustments.......                                               (281)       $(281)
                                                                    -------
  Comprehensive income..                                            $13,180
                                                                    =======
  Issuance of common
   stock and warrants... 10,813,255    108    267,214
  Conversion of
   convertible notes....     30,947               461
  Cancellation of common
   stock................   (137,600)    (1)         1
  Reclassification of
   Subchapter S
   accumulated earnings
   to paid-in-capital...                       18,979   (18,979)
  Pooling-of-interests..  1,456,997     15        (14)    1,795
  Exercise of common
   stock options........     25,025               619
  Subchapter S
   distributions of a
   pooled entity........                                 (3,536)
                         ----------   ----   --------  --------                    -----
Balance, December 31,
 1998................... 68,427,999   $684   $689,018  $ 36,809                    $(281)
                         ==========   ====   ========  ========                    =====

                            See accompanying notes.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                              ---------------------------------
                                                 1998        1997       1996
                                              -----------  ---------  ---------
                                                      (In thousands)
Cash Flows From Operating Activities:
Net income..................................  $    13,461  $   3,898  $  37,726
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization..............      211,158     95,521     74,681
 Amortization of original issue discount and
  deferred financing fees...................        1,153
 Gain on sale of rental equipment...........      (53,484)   (20,951)   (14,948)
 Gain on sales of businesses................       (4,189)
 Write down of assets held for sale.........        4,040
 Non-cash interest, net.....................                     201
 Extraordinary items........................       35,592      2,506
 Deferred taxes.............................       27,345     25,075
Changes in operating assets and liabilities:
 Accounts receivable........................      (53,368)   (19,837)    (8,271)
 Inventory..................................       (6,392)    (3,785)    (1,148)
 Prepaid expenses and other assets..........       (3,526)    (9,821)    (2,219)
 Accounts payable...........................       39,251     11,704     (7,966)
 Accrued expenses and other liabilities.....        5,088      8,618      8,116
                                              -----------  ---------  ---------
 Net cash provided by operating activities..      216,129     93,129     85,971
                                              -----------  ---------  ---------
Cash Flows From Investing Activities:
Purchases of rental equipment...............     (479,534)  (268,548)  (116,021)
Purchases of property and equipment.........      (84,617)   (53,653)   (27,269)
Proceeds from sales of rental equipment.....      119,620     41,406     25,518
Proceeds from sales of businesses...........       10,640
Collection of notes receivable..............                     122      2,537
Purchase of other companies.................     (911,837)  (115,528)   (15,033)
Payment of contingent purchase price........       (3,956)
In-process acquisition costs................         (241)      (129)
                                              -----------  ---------  ---------
 Net cash used in investing activities......   (1,349,925)  (396,330)  (130,268)
                                              -----------  ---------  ---------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net
 of issuance costs..........................      207,005    340,738
Proceeds from debt..........................    2,363,637    308,858    131,053
Payments on debt............................   (1,785,667)  (271,418)   (50,713)
Proceeds from sale-leaseback................       35,000
Proceeds from the issuance of redeemable
 convertible preferred securities...........      300,000
Payment of financing costs..................      (34,982)    (1,631)      (230)
Proceeds from the exercise of common stock
 options....................................          619
Subchapter S distributions of a pooled
 entity.....................................       (3,536)    (2,843)   (36,530)
Purchase of treasury stock..................                               (105)
Cash retained by Predecessor in connection
 with Recapitalization......................                    (998)
                                              -----------  ---------  ---------
 Net cash provided by financing activities..    1,082,076    372,706     43,475
Effect of foreign exchange rates............         (281)
                                              -----------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents................................      (52,001)    69,505       (822)
Cash and cash equivalents at beginning of
 year.......................................       72,411      2,906      3,728
                                              -----------  ---------  ---------
Cash and cash equivalents at end of year....  $    20,410  $  72,411  $   2,906
                                              ===========  =========  =========

                            See accompanying notes.

                              UNITED RENTALS, INC.

                                                     Year Ended December 31
                                                   -----------------------------
                                                      1998       1997     1996
                                                   ----------  --------  -------
                                                         (In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest...........................  $   43,157  $ 13,090  $13,766
Cash paid for taxes..............................  $   10,224  $ 11,487  $   399
Deferred compensation and bonus payments through
 issuance of common stock........................              $    486
Net assets retained by Predecessor in connection
 with Recapitalization...........................              $  3,221
Supplemental schedule of non-cash investing and
 financing activities
During the year ended December 31, 1998,
 convertible notes in the original principal
 amount of $500 were converted into 31 shares of
 common stock
The Company acquired the net assets and assumed
 certain liabilities of other companies as
 follows:
 Assets, net of cash acquired....................  $1,501,467  $162,954  $15,033
 Liabilities assumed.............................    (518,861)  (43,301)
 Less:
 Amounts paid in common stock and warrants.......     (60,304)   (3,825)
 Amounts paid through issuance of debt...........     (10,465)     (300)
                                                   ----------  --------  -------
Net cash paid....................................  $  911,837  $115,528  $15,033
                                                   ==========  ========  =======




                            See accompanying notes.

                              UNITED RENTALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1. Organization and Basis of Presentation

    United Rentals, Inc. is principally a holding company ("Holdings") and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. URI was incorporated in August 1997, initially capitalized in September 1997 and commenced equipment rental operations in October 1997. Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI described in Note
10. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to URI and its subsidiaries, with respect to periods prior to the reorganization. As a result of the reorganization, Holdings' primary asset is its sole ownership of all issued and outstanding shares of common stock of URI. URI's various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

    The Company rents a broad array of equipment to a diverse customer base that includes construction industry participants, industrial companies, homeowners and others in the United States, Canada and Mexico. The Company also engages in related activities such as selling rental equipment, acting as a distributor for certain new equipment and selling related merchandise and parts. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying balance sheets are presented on an unclassified basis.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, giving retroactive effect for the reorganization for all periods presented. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements for the years ended December 31, 1997 and 1996 include the accounts of certain acquisitions completed in 1998 that were accounted for as poolings-of-interests, as described in Note 3.

2. Summary of Significant Accounting Policies

Cash Equivalents

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

    Inventory consists of equipment, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined on either a weighted average or first-in, first-out method.

Rental Equipment

    Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment generally using the straight-line method. The range of useful lives estimated by management for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Rental equipment having a cost of $0.5 or less is expensed at the time of purchase. Ordinary maintenance and repair costs are charged to operations as incurred.

                              UNITED RENTALS, INC.

Property and Equipment

    Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of useful lives estimated by management for property and equipment is two to thirty-nine years. Ordinary maintenance and repair costs are charged to operations as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

Intangible Assets

    Intangible assets consist of the excess of cost over the value of identifiable net assets of businesses acquired and are being amortized on a straight-line basis over forty years.

Long-Lived Assets

    Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements.

Fair Value of Financial Instruments

    The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the Credit Facility, other lines of credit, the Term Loan and the demand note to stockholder are determined using current interest rates for similar instruments as of December 31, 1998 and 1997 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company's other financial instruments at December 31, 1998 and 1997 are based upon available market information and are as follows:

                                    1998                       1997
                         -------------------------- --------------------------
                         Carrying Amount Fair Value Carrying Amount Fair Value
                         --------------- ---------- --------------- ----------
Redeemable convertible
 preferred securities...    $300,000      $289,128
Senior subordinated
 notes..................     700,153       705,425
Seller notes............      10,465        10,465
Other debt..............      27,456        27,456      $6,360        $6,360

Revenue Recognition

    Revenue related to the sale of equipment and merchandise is recognized at the point of sale. Revenue related to rental equipment is recognized over the contract term.

                              UNITED RENTALS, INC.

Advertising Expense

    The Company advertises primarily through trade publications and yellow pages. Advertising costs are expensed as incurred and totaled $13,540, $6,866 and $4,487 for the years ended December 31, 1998, 1997 and 1996, respectively.

Income Taxes

    The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not realized in future periods.

    U.S. Rentals, Inc. ("U.S. Rentals") (prior to February 20, 1997) and Rental Tools and Equipment Co. ("Rental Tools") (prior to August 24, 1998) elected to be treated as Subchapter S Corporations (See Note 9).

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions.

    Concentration of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Stock-Based Compensation

    The Company accounts for its stock based compensation arrangements under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized.

Computation of Earnings Per Share

    Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Common stock issued for consideration below the initial public offering price ("IPO price") of $13.50 per share at which shares were sold in the Company's initial public offering (the "IPO"), and stock options and warrants granted with exercise prices below the IPO price per share during the twelve months preceding the date of the initial filing of the registration statement for the IPO are included in the calculation of common equivalent shares at the IPO price per share.

                              UNITED RENTALS, INC.

Related Party Transactions

    As disclosed in these financial statements, the Company has participated in certain transactions with related parties. In the opinion of management, all transactions with related parties have been conducted on terms which are fair and equitable.

Insurance

    The Company is insured for general liability, workers' compensation, and group medical claims up to a specified claim and aggregate amounts (subject to a deductible of $500). Insured losses subject to this deductible are accrued based upon the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are not discounted.

Impact of Recently Issued Accounting Standards

    For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in primary financial statements. SFAS No. 130 requires the Company's foreign currency translation adjustments to be included in other comprehensive income. The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company is required to adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Reclassifications

    Certain prior year balances have been reclassified to conform to the 1998 presentation.

3. Acquisitions

    During the year ended December 31, 1998, the Company completed 84 acquisitions. Three of such acquisitions were accounted for as poolings-of-interests (the "Pooling Transactions") and 81 were accounted for as purchases.

Acquisitions Accounted for as Poolings-of-Interests

    On August 24, 1998, the Company issued 2,744,368 shares of its common stock for all of the outstanding shares of common stock of Rental Tools. This transaction was accounted for as a pooling-of-interests and, accordingly, the 1997 and 1996 consolidated financial statements were previously restated to include the accounts of Rental Tools.

    On September 24, 1998, the Company issued 1,456,997 shares of its common stock for all of the outstanding shares of common stock of Wynne Systems, Inc. ("Wynne"). This transaction was accounted for as a pooling-of-interests; however, this transaction was not material to the Company's consolidated operations and financial position and, therefore, the Company's financial statements have not been restated for this transaction but have been combined beginning July 1, 1998.

    On September 29, 1998, a merger (the "Merger") of United Rentals, Inc. and U.S. Rentals was completed. The Merger was effected by having a wholly owned subsidiary of United Rentals, Inc.

                              UNITED RENTALS, INC.

merge with and into U.S. Rentals. Following the Merger, United Rentals, Inc. contributed the capital stock of U.S. Rentals to URI, a wholly owned subsidiary of United Rentals, Inc. Pursuant to the Merger, each outstanding share of common stock of U.S. Rentals was converted into the right to receive 0.9625 of a share of common stock of United Rentals, Inc. An aggregate of approximately
29.6 million shares of United Rentals, Inc. common stock were issued in the Merger in exchange for the outstanding shares of U.S. Rentals common stock. The Merger was accounted for as a pooling-of-interests and, accordingly, the 1997 and 1996 consolidated financial statements were previously restated to include the accounts of U.S. Rentals.

    The table below shows the separate revenue and net income (loss) of the Company prior to the above mergers ("United"), U.S. Rentals and Rental Tools for periods prior to combination:

                                                     U.S.   Rental
                                          United   Rentals   Tools   Combined
                                         --------  -------- -------  --------
For the nine months ended September 30,
 1998:
  Revenues.............................. $311,919  $451,101 $41,242  $804,262
  Net income (loss).....................  (53,178)   43,670   4,695    (4,813)
For the year ended December 31, 1997:
  Revenues..............................   10,633   430,443  48,762   489,838
  Net income (loss).....................       34     4,830    (966)    3,898
For the year ended December 31, 1996:
  Revenues..............................            306,118  48,360   354,478
  Net income............................             33,084   4,642    37,726

Acquisitions Accounted for as Purchases

    The acquisitions completed during the years ended December 31, 1998, 1997 and 1996 include 81, 15 and 2 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

    In January 1998 the Company purchased the outstanding stock and certain assets of (i) Access Rentals, Inc. and Affiliate, (ii) the BNR Group of Companies and (iii) Mission Valley Rentals, Inc. The aggregate initial consideration paid by the Company for these three acquisitions that were accounted for as purchases was $88,674 and consisted of approximately $81,433 in cash and 370,231 shares of common stock and warrants to purchase an aggregate of 30,000 shares of the Company's common stock. In addition, the Company repaid or assumed outstanding indebtedness of these three companies acquired in the aggregate amount of $64,011.

    Also during 1998, the Company purchased the outstanding stock and certain assets of (i) Power Rental Co., Inc., in June (ii) Equipment Supply Co., Inc. and Affiliates in June and (iii) McClinch Inc. and Subsidiaries and McClinch Equipment Services, Inc. in September. The aggregate initial consideration paid by the Company for these three acquisitions that were accounted for as purchases was $298,401 and consisted of approximately $277,969 in cash and 496,063 shares of common stock. In addition, the Company repaid or assumed outstanding indebtedness of these three companies acquired in the aggregate amount of $155,414.

    The aggregate initial consideration paid by the Company for other 1998 acquisitions that were accounted for as purchases was $550,437 and consisted of approximately $507,326 in cash and 1,083,997 shares of common stock, and seller notes of $10,465. In addition, the Company repaid or assumed outstanding indebtedness of the other companies acquired in 1998 in the aggregate amount of $211,837.

                              UNITED RENTALS, INC.

    In October 1997, the Company purchased the outstanding stock of (i) A&A Tool Rentals and Sales, Inc., (ii) Bronco High-Lift, Inc., (iii) Coran Enterprises, Inc., (iv) J&J Rental Services, Inc., (v) Mercer Equipment Company and (vi) Rent-It Center, Inc. The aggregate consideration paid for these acquisitions was $56,965 in cash with the exception of two acquisitions. One acquisition included a $300 convertible note and the consideration for another acquisition was paid through the issuance of 318,712 shares of the Company's common stock. These shares were subject to adjustment so that their value will equal $3,800 based upon the average daily closing price of the Company's common stock during the 60 day period beginning December 18, 1997. In accordance with such provision, 137,600 shares of common stock issued by the Company in connection with such acquisition were canceled. In addition, the Company repaid or assumed outstanding indebtedness of the 1997 companies acquired in the aggregate amount of $43,301.

    The aggregate initial consideration paid by the Company for other 1997 acquisitions was $66,820 in cash.

    The aggregate initial consideration paid by the Company for the 1996 acquisitions was $15,033 in cash.

    The Company has agreed, through December 31, 1998 in connection with 14 acquisitions to pay to former owners additional amounts based upon specified future revenues and/or new store openings. Such amounts are limited (i) in the case of 13 of the acquisitions, to a specified maximum amount which varies from $300 to $10,000 (with the average being $1,786) and (ii) in the case of one acquisition, to an amount based upon the performance of a single store.

    The purchase prices for all acquisitions accounted for as purchases have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. Contingent purchase price is capitalized when earned and amortized over the remaining life of the related asset.

    The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 1998 and 1997 as though each acquisition described above was made on January 1, for each of the periods.

                                                             1998       1997
                                                          ---------- ----------
   Revenues.............................................. $1,550,744 $1,306,406
   Net income............................................     51,963     53,264
   Basic earnings per share.............................. $     0.76 $     0.78
                                                          ========== ==========
   Diluted earnings per share............................ $     0.69 $     0.75
                                                          ========== ==========

    The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

Merger-Related Expenses and Extraordinary Items

    The results of operations for the year ended December 31, 1998, include pre-tax expenses related to the three Pooling Transactions totaling approximately $47,200 ($33,200 after-tax), consisting of (i) $18,500 for investment banking, legal, accounting services and other merger costs, (ii) $14,500 of expenses relating to the closing of duplicate facilities, (iii) $8,200 for employee

                              UNITED RENTALS, INC.

severance and related matters, (iv) $2,100 for the write down of computer systems acquired through the U.S. Rentals merger and one of the other acquisitions accounted for as a pooling-of-interests and (v) $3,900 in other expenses.

    The Company recorded pre-tax extraordinary items of $35,592 ($21,337 after-tax) in 1998 and $2,506 ($1,511 after tax) in 1997. The charge in 1998 related to the early extinguishment of debt primarily related to the Merger with U.S. Rentals. The charge in 1997 resulted from the prepayment of certain debt by U.S. Rentals.

4. Related Party Transactions

    On February 20, 1997, U.S. Rentals completed a recapitalization upon completing its initial public offering whereby it exchanged 20,748,975 shares of its common stock for all the operating assets and liabilities of its predecessor (the "Recapitalization"). The predecessor retained only non-operating assets and liabilities, including $25,700 of notes receivable from an affiliate and $24,400 of notes payable to related parties. In conjunction with the Recapitalization, certain deferred compensation agreements totaling $20,290 were terminated and expensed. Unless otherwise indicated, U.S. Rentals also refers to the Predecessor prior to the Recapitalization.

    Prior to the Recapitalization, the Company earned interest income from the affiliate of $555 and $3,420 for the years ended December 31, 1997 and 1996, respectively, and the accompanying financial statements include principal adjustments in notes receivable and other income in the amounts of $146 and $572 for the years ended December 31, 1997 and 1996, respectively. The accompanying financial statements include related party interest expense of $1,311, $1,245 and $3,078 for the years ended December 31, 1998, 1997 and 1996 respectively (See Note 8 for related party note to stockholder).

5. Rental Equipment

    Rental equipment consists of the following:

                                                              December 31
                                                          ---------------------
                                                             1998       1997
                                                          ----------  ---------
   Rental equipment...................................... $1,490,572  $ 718,960
   Less accumulated depreciation.........................   (347,566)  (257,934)
                                                          ----------  ---------
   Rental equipment, net................................. $1,143,006  $ 461,026
                                                          ==========  =========

6. Property and Equipment

    Property and equipment consist of the following:

                                                                December 31
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
   Land..................................................... $ 36,855  $ 24,102
   Buildings................................................   61,851    34,474
   Transportation equipment.................................   81,168    52,407
   Machinery and equipment..................................   21,545     7,751
   Furniture and fixtures...................................   26,820     9,521
   Leasehold improvements...................................   18,578    17,846
                                                             --------  --------
                                                              246,817   146,101
   Less accumulated depreciation and amortization...........  (61,306)  (47,833)
                                                             --------  --------
   Property and equipment, net.............................. $185,511  $ 98,268
                                                             ========  ========

                              UNITED RENTALS, INC.

7. Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consist of the following:

                                                                December 31
                                                              ----------------
                                                                1998    1997
                                                              -------- -------
   Accrued profit sharing.................................... $ 31,536 $12,844
   Accrued insurance.........................................   20,553  11,665
   Accrued interest..........................................   21,934     924
   Other.....................................................   54,336  23,829
                                                              -------- -------
                                                              $128,359 $49,262
                                                              ======== =======

8. Debt

    Debt and note payable to related party consists of the following:

                                                                December 31
                                                            -------------------
                                                               1998      1997
                                                            ---------- --------
   Credit Facility, interest payable at 6.25% at December
    31, 1998..............................................  $  305,000
   Term Loan, interest payable at 7.25% at December 31,
    1998..................................................     250,000
   Senior Subordinated Notes, interest payable semi-
    annually, (9 1/2% at December 31, 1998)...............     200,000
   Senior Subordinated Notes, interest payable semi-
    annually, (8.80% at December 31, 1998)................     200,153
   Senior Subordinated Notes, interest payable semi-
    annually, (9 1/4% at December 31, 1998)...............     300,000
   Seller notes, interest payable at various rates ranging
    from 6.5% to 8.5% at December 31, 1998, due through
    2003..................................................      10,465
   Other debt, interest payable at various rates ranging
    from 6.1% to 10.6% at December 31, 1998 and 1997, due
    through 2005..........................................      27,456 $  6,360
   Demand note to stockholder, interest payable monthly at
    a rate indexed to the Company's revolving line of
    credit (6.5% and 5.90% at December 31, 1998 and 1997,
    respectively).........................................      21,500   17,000
   U.S. Rentals' revolving line of credit, interest
    payable monthly at various rates ranging from 6.03% to
    6.34% at December 31, 1997............................              203,000
   Rental Tools' revolving line of credit, interest
    payable monthly at various rates ranging from 7.58% to
    8.50% at December 31, 1997............................               38,213
                                                            ---------- --------
                                                            $1,314,574 $264,573
                                                            ========== ========

  Credit Facility. The Credit Facility enables URI to borrow up to $762,500 on a revolving basis and permits a Canadian subsidiary of URI (the "Canadian Subsidiary") to directly borrow up to $40,000 under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian Subsidiary do not exceed $762,500). Up to $25,000 of the Credit Facility is available in the form of letters of credit. The agreement governing the Credit Facility requires that the aggregate commitment shall be reduced on the last day of each calendar quarter, beginning September 30, 2001 and

                              UNITED RENTALS, INC.

continuing through June 30, 2003, by an amount equal to $19,100. The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due.

    Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin ranging from 0.825% to 1.500% per annum. Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 0.825% to 1.500% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 0.825% to 1.500% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $762,500 aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

    The obligations of URI under the Credit Facility are (i) secured by substantially all of its assets, the stock of its United States subsidiaries and a portion of the stock of URI's Canadian subsidiaries and (ii) guaranteed by Holdings and secured by the stock of URI. The obligations of the Canadian Subsidiary under the Credit Facility are guaranteed by URI and secured by substantially all of the assets of the Canadian Subsidiary and the stock of the subsidiaries of the Canadian Subsidiary.

    The Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) maximum leverage, (b) the ratio of senior debt to cash flow, (c) minimum interest coverage ratio, (d) the ratio of funded debt to cash flow, and (e) the ratio of senior debt to tangible assets. The agreements governing the Credit Facility also contain various other covenants that restrict the Company's ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) pay dividends or make other restricted payments on its common stock and certain other securities and (iv) make acquisitions unless certain financial conditions are satisfied. In addition, the agreement governing the Credit Facility (a) requires the Company to maintain certain financial ratios and (b) provides that failure by any two of certain of the Company's executive officers to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default unless replacement officers satisfactory to the lenders are appointed.

    The revolving lines of credit of U.S. Rentals and Rental Tools were repaid and terminated at the time of acquisition by the Company.

  Term Loan. URI obtained a $250,000 term loan (the "Term Loan") from a group of financial institutions. The term loan matures on June 30, 2005. Prior to maturity, quarterly installments of principal in the amount of $625 are due on the last day of each calendar quarter, commencing September 30, 1999. The amount due at maturity is $235,625. The term loan accrues interest, at the Company's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin ranging from 0% to 0.5% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility for borrowings by the Company) plus a margin ranging from 1.875% to

                              UNITED RENTALS, INC.

2.375% per annum. The Term Loan is secured pari passu with the Credit Facility. The agreement governing the Term Loan contains restrictive covenants substantially similar to those provided under the Credit Facility.

  9 1/2% Senior Subordinated Notes. URI issued $200,000 aggregate principal amount of 9 1/2% senior subordinated notes, (the "9 1/2 Notes") which are due June 1, 2008. The 9 1/2% Notes are unsecured. URI may, at its option, redeem the 9 1/2% Notes on or after June 1, 2003 at specified redemption prices which range from 104.75% in 2003 to 100.00% in 2006 and thereafter. In addition, on or prior to June 1, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/2% Notes, at a redemption price of 109.5%. The indenture governing the 9 1/2% Notes contains certain restrictive covenants, including (i) limitations on additional indebtedness, (ii) limitations on restricted payments, (iii) limitations on liens, (iv) limitations on dividends and other payment restrictions, (v) limitations on preferred stock of certain subsidiaries, (vi) limitations on transactions with affiliates, (vii) limitations on the disposition of proceeds of asset sales and (viii) limitations on the ability of the Company to consolidate, merge or sell all or substantially all of its assets.

  8.80% Senior Subordinated Notes. URI issued $205,000 aggregate principal amount of 8.80% senior subordinated notes, (the "8.80% Notes") which are due August 15, 2008. The 8.80% Notes are unsecured. URI may, at its option, redeem the 8.80% Notes on or after August 15, 2003 at specified redemption prices which range from 104.40% in 2003 to 100.00% in 2006 and thereafter. In addition, on or prior to August 15, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 8.80% Notes, at a redemption price of 108.8%. The indenture governing the 8.80% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

  9 1/4% Senior Subordinated Notes. URI issued $300,000 aggregate principal amount of 9 1/4% senior subordinated notes, the ("9 1/4% Notes") which are due January 15, 2009. The 9 1/4% Notes are unsecured. URI may, at its option, redeem the 9 1/4% Notes on or after January 15, 2004 at specified redemption prices which range from 104.625% in 2004 to 100.00% in 2007 and thereafter. In addition, on or prior to January 15, 2002, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/4% Notes, at a redemption price of 109.25%. The indenture governing the 9 1/4% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

    Maturities of the Company's debt for each of the next five years at December 31, 1998 are as follows:

            1999................................ $ 35,827
            2000................................   11,521
            2001................................   11,154
            2002................................    5,486
            2003................................  310,299
            Thereafter..........................  940,287

                              UNITED RENTALS, INC.

9. Income Taxes

    The provision for historical federal and state income taxes is as follows:

                                                       Year ended December 31
                                                      --------------------------
                                                        1998      1997    1996
                                                      --------  -------- -------
   Historical:
     Domestic federal:
       Current....................................... $ 14,291  $  3,765
       Deferred......................................   21,047    14,276
       Deferred tax recorded upon Recapitalization...              6,141
                                                      --------  -------- ------
                                                        35,338    24,182
     Domestic state:
       Current.......................................    1,067       668  $ 420
       Deferred......................................    7,020     3,279
       Deferred tax recorded upon Recapitalization...              1,379
                                                      --------  -------- ------
                                                         8,087     5,326    420
                                                      --------  -------- ------
       Total domestic................................   43,425    29,508    420

     Foreign federal:
       Current.......................................      519
       Deferred......................................     (492)
                                                      --------  -------- ------
                                                            27
     Foreign provincial:
       Current.......................................      277
       Deferred......................................     (230)
                                                      --------  -------- ------
                                                            47
                                                      --------  -------- ------
       Total foreign.................................       74
                                                      --------  -------- ------
                                                      $ 43,499  $ 29,508 $  420
                                                      ========  ======== ======

    A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes is as follows:

                                                                 Year ended
                                                                 December 31
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Computed tax rate at statutory tax rate...................  $27,404  $12,221
   State income taxes, net of federal tax benefit............    4,177    1,716
   Cumulative deferred taxes recorded upon Recapitalization..             7,520
   Loss prior to Recapitalization excluded from taxable
    income...................................................             7,543
   Non-deductible expenses...................................    7,400
   Provision for deferred taxes of Subchapter S Corporation
    at time of pooling.......................................    4,750
   Other.....................................................     (232)     508
                                                               -------  -------
                                                               $43,499  $29,508
                                                               =======  =======

                              UNITED RENTALS, INC.

    The components of deferred income tax assets (liabilities) are as follows:

                                                              December 31
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
     Property and equipment............................... $(115,355) $(36,290)
     Intangibles..........................................    (7,044)     (633)
     Reserves.............................................    28,468    11,291
     Net operating loss carryforward......................    38,102       314
     Other................................................    12,269       923
                                                           ---------  --------
                                                           $ (43,560) $(24,395)
                                                           =========  ========

    U.S. Rentals was taxed as a Subchapter S Corporation until its initial public offering in February 1997, and Rental Tools was taxed as a Subchapter S Corporation until being acquired by the Company. In general, the income or loss of a Subchapter S Corporation is passed through to its stockholders rather than being subjected to taxes at the corporate level. Pro forma net income reflects a provision for income taxes on a pro forma basis for all periods presented as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented.

    The Company has net operating loss carryforwards ("NOL's") of $90,000 for federal income tax purposes that expire through 2018.

10. Holding Company Reorganization

    URI was formerly named United Rentals, Inc. On August 5, 1998, a reorganization was effected pursuant to which (i) URI became a wholly owned subsidiary of Holdings, a newly formed holding company, (ii) the name of URI was changed from United Rentals, Inc. to United Rentals (North America), Inc.,
(iii) the name of the new holding company became United Rentals, Inc., (iv) the outstanding common stock of URI was automatically converted, on a share-for-share basis, into common stock of Holdings and (v) the common stock of Holdings commenced trading on the New York Stock Exchange under the symbol "URI" instead of the common stock of URI. The purpose of the reorganization was to facilitate certain financings. The business operations of the Company did not change as a result of the new legal structure. The stockholders of Holdings have the same rights, privileges and interests with respect to Holdings as they had with respect to URI immediately prior to the reorganization.

11. Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust

    A subsidiary trust (the "Trust") of Holdings issued and sold in a private offering (the "Preferred Securities Offering") $300,000 of 30 year, 6 1/2% Convertible Quarterly Income Preferred Securities (the "Preferred Securities"). The net proceeds from the Preferred Securities Offering were approximately $290,000. The Trust used the proceeds from the Preferred Securities Offering to purchase 6 1/2% convertible subordinated debentures due 2028, the ("Debentures") from Holdings which resulted in Holdings receiving all of the net proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to URI. The Preferred Securities are non-voting securities, carry a liquidation value of $50 per security and are

                              UNITED RENTALS, INC.

convertible into the Company's common stock at an initial rate of 1.146 shares per security (equivalent to an initial conversion price of $43.63 per share). They are convertible at any time at the holders' option and are redeemable, at the Company's option, after three years, subject to certain conditions.

    Holders of the Preferred Securities are entitled to preferential cumulative cash distributions from the Trust at an annual rate of 6 1/2% of the liquidation value, accruing from the original issue date and payable quarterly in arrears beginning February 1, 1999. The distribution rate and dates correspond to the interest rate and payments dates on the Debentures. Holdings may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the maturity date of the Debentures. If interest payments on the Debentures are deferred, so are the payments on the Preferred Securities. Under this circumstance, Holdings will be prohibited from paying dividends on any of its capital stock or making payments with respect to its debt that rank pari passu with or junior to the Debentures.

    Holdings has executed a guarantee with regard to payment of the Preferred Securities to the extent that the Trust has sufficient funds to make the required payments.

12. Capital Stock

    At a special meeting of stockholders held on September 29, 1998, the shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 75,000,000 to 500,000,000.

    As of December 31, 1998 there are outstanding warrants to purchase an aggregate of 6,539,329 shares of common stock. The weighted average exercise price of the warrants is $10.18 per share. All warrants are currently exercisable and may be exercised at any time through 2008.

    The Company's Board of Directors has the authority to designate 5,000,000 shares of $.01 par value preferred stock in series, to establish as to each series the designation and number of shares to be issued and the rights, preferences, privileges and restrictions of the shares of each series, and to determine the voting powers, if any, of such shares. At December 31, 1998, the Company's Board of Directors had not designated any shares.

    1997 Stock Option Plan. The Company's 1997 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 5,000,000 shares of common stock. Some or all of such options may be "incentive stock options" within the meaning of the Internal Revenue Code. All officers, directors and employees of the Company and other persons who perform services on behalf of the Company are eligible to participate in this plan. Each option granted pursuant to this plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under this plan after August 31, 2007. As of December 31, 1998 and 1997, options to purchase an aggregate of 4,859,875 shares and 904,583 shares of common stock, respectively, were outstanding under this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1998 Stock Option Plan. The Company's 1998 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 4,200,000 shares of common stock. Some or all of the options issued under the 1998 Stock Option Plan may be "incentive stock options" within the

                              UNITED RENTALS, INC.

meaning of the Internal Revenue Code. All officers and directors of the Company and its subsidiaries are eligible to participate in the 1998 Stock Option Plan. Each option granted pursuant to the 1998 Stock Option Plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under the 1998 Stock Option Plan after August 20, 2008. As of December 31, 1998, options to purchase an aggregate of 3,980,000 shares of common stock were outstanding pursuant to this plan to executive officers and directors. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1998 Supplemental Stock Option Plan. The Company has adopted a stock option plan pursuant to which options, for up to an aggregate of 2,750,000 shares of common stock, may be granted to employees who are not officers or directors and to consultants and independent contractors who perform services for the Company or its subsidiaries. As of December 31, 1998, options to purchase an aggregate of 1,194,400 shares were outstanding pursuant to this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1997 Performance Award Plan. Effective February 20, 1997, U.S. Rentals adopted the 1997 Performance Award Plan under which stock options and other awards could be granted to key employees and directors at prices and terms established by U.S. Rentals at the date of grant. Options to purchase an aggregate of 3,921,116 shares of common stock were outstanding at December 31, 1997. The options vest ratably over periods ranging from five to ten years and expire in 2007. As a result of the Merger, all outstanding options to purchase shares of U.S. Rentals common stock became fully vested and were converted into options to purchase the Company's common stock.

    A summary of the transactions within the Company's stock option plans follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                            ----------  --------
   Outstanding at January 1, 1997..........................
     Granted...............................................  4,825,699   $19.52
     Exercised.............................................
     Canceled..............................................
                                                            ----------
   Outstanding at December 31, 1997........................  4,825,699    19.52
     Granted...............................................  9,453,718    19.78
     Exercised.............................................    (43,313)   20.78
     Canceled..............................................   (191,290)   22.94
                                                            ----------
   Outstanding at December 31, 1998........................ 14,044,814   $19.60
                                                            ==========   ======
   Exercisable at December 31, 1998........................  4,787,474   $20.64
                                                            ==========   ======

                              UNITED RENTALS, INC.

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                            Amount    Contractual Exercise   Amount    Exercise
Range of Exercise Prices  Outstanding    Life      Price   Exercisable  Price
------------------------  ----------- ----------- -------- ----------- --------
$10.00 - $15.00..........  4,561,791   9.6 years   $12.31     295,775   $12.10
 15.01 -  20.00..........    180,844   9.2 years    19.32      87,347    19.28
 20.01 -  25.00..........  8,028,836   8.8 years    21.61   4,309,992    21.06
 25.01 -  30.00..........    295,276   9.4 years    26.10      52,127    26.13
 30.01 -  50.00..........    978,067   9.5 years    35.19      42,233    33.50
                          ----------                        ---------
                          14,044,814   9.1 years    19.60   4,787,474    20.64
                          ==========                        =========

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have differed. The Black-Scholes option pricing model estimates fair value of options using subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model and a risk-free interest rate average of 4.6% in 1998 and ranging from 5.8% to 6.61% in 1997, a volatility factor for the market price of the Company's common stock of 85% in 1998 and 32% in 1997 and a weighted-average expected life of options of approximately three years in 1998 and three to five years in 1997, the Company's net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share would have been $(13,372), $(0.20) and $(0.20), respectively for the year ended December 31, 1998 and, after giving affect to the Recapitalization, would have been $17,055, $0.37 and $0.35, respectively for the year ended December 31, 1997. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

    At December 31, 1998 there are 6,539,329 shares of common stock reserved for the exercise of warrants, 15,687,244 shares of common stock reserved for issuance pursuant to options granted, and that may be granted in the future, under the Company's stock option plans, 6,875,580 shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust and 86,961 shares of common stock reserved for the conversion of convertible debt.

                             UNITED RENTALS, INC.

13. Earnings Per Share

    The following table sets forth the computation of historical basic and diluted earnings per share:

                                                    Year Ended December 31
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
   Numerator:
    Income before extraordinary items........  $   34,798 $    5,409 $   37,726
                                               ========== ========== ==========
   Denominator:
    Denominator for basic earnings per share-
     weighted-average shares.................  66,225,492 46,660,955 22,654,599
    Effect of dilutive securities:
     Employee stock options..................   2,641,194    743,597
     Warrants................................   4,208,434  1,644,445
                                               ---------- ---------- ----------
    Denominator for dilutive earnings per
     share- adjusted weighted-average
     shares..................................  73,075,120 49,048,997 22,654,599
                                               ========== ========== ==========
   Earnings per equivalent share-basic:
    Income before extraordinary items........  $     0.53 $     0.12 $     1.67
    Extraordinary items, net.................        0.33       0.04
                                               ---------- ---------- ----------
    Net income...............................  $     0.20 $     0.08 $     1.67
                                               ========== ========== ==========
   Earnings per equivalent share-diluted:
    Income before extraordinary items........  $     0.48 $     0.11 $     1.67
    Extraordinary items, net.................        0.30       0.03
                                               ---------- ---------- ----------
    Net income...............................  $     0.18 $     0.08 $     1.67
                                               ========== ========== ==========

14. Commitments and Contingencies

Operating Leases

    The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments, by year and in the aggregate, for noncancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 1998:

                                                                        Rental
                                                                       and Other
                                                           Real Estate Equipment
                                                             Leases     Leases
                                                           ----------- ---------
1999......................................................  $ 17,516    $11,380
2000......................................................    15,713      8,846
2001......................................................    14,028      5,538
2002......................................................    12,808      3,452
2003......................................................     9,711      3,014
Thereafter................................................    32,269      2,794
                                                            --------    -------
                                                            $102,045    $35,024
                                                            ========    =======

    The Company was the seller-lessee in a sales-leaseback transaction during 1998 where it sold rental equipment for proceeds of $35,000. The Company will lease back the rental equipment over a five year period beginning December 1998 and recognized a deferred gain on the sale of approximately $600. The future payments under the lease are included in the table above.

                              UNITED RENTALS, INC.

    Rent expense under non-cancelable operating leases totaled $20,501, $6,367 and $4,151 for the years ended December 31, 1998, 1997 and 1996, respectively.

Employee Benefit Plan

    The Company currently sponsors one defined contribution 401(k) retirement plan which is subject to the provisions of ERISA. Under the plan, the Company matches a minimum of 50% of the participants contributions up to a specified amount. Company contributions to the plan were $1,001, $358 and $316 for the years ended December 31, 1998, 1997 and 1996, respectively.

Legal Matters

    The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, or insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company has accrued $16,168 and $9,563 at December 31, 1998 and 1997, respectively, to cover the uninsured portion of possible costs arising from these pending claims and other potential unasserted claims.

Environmental Matters

    The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. The Company incurs ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company believes that such removal and remediation will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

15. Segment Information

    Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based upon the manner in which management organizes the segments within a company for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

    The Company operates in one industry segment consisting of the rental and sales of equipment and related merchandise and parts. The Company's operations are managed as one segment, or strategic unit, because it offers similar products and services in similar markets and the factors determining strategic decisions are comparable for all products and services.

                              UNITED RENTALS, INC.

    The Company operates in the United States, Canada and Mexico. Revenues are attributable to countries based upon the location of the customers. Geographic area information for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                      Year ended December 31
                                                   ----------------------------
                                                      1998      1997     1996
                                                   ---------- -------- --------
Revenues from external customers
 Domestic......................................... $1,166,471 $489,838 $354,478
 Foreign..........................................     53,811
                                                   ---------- -------- --------
Total revenues from external customers............ $1,220,282 $489,838 $354,478
                                                   ========== ======== ========
Rental equipment, net
 Domestic......................................... $1,089,132 $461,026 $235,055
 Foreign..........................................     53,874
                                                   ---------- -------- --------
Total consolidated rental equipment, net.......... $1,143,006 $461,026 $235,055
                                                   ========== ======== ========
Property and equipment, net
 Domestic......................................... $  179,777 $ 98,268 $ 56,443
 Foreign..........................................      5,734
                                                   ---------- -------- --------
Total consolidated property and equipment, net.... $  185,511 $ 98,268 $ 56,443
                                                   ========== ======== ========
Intangible assets, net
 Domestic......................................... $  867,090 $ 73,648 $  1,035
 Foreign..........................................     54,975
                                                   ---------- -------- --------
Total consolidated intangible assets, net......... $  922,065 $ 73,648 $  1,035
                                                   ========== ======== ========

                              UNITED RENTALS, INC.

16. Quarterly Financial Information (Unaudited)

Selected Financial Data

    The following table of quarterly financial information has been prepared from unaudited financial statements of the Company, and reflects adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

                                           First     Second   Third     Fourth
                                          Quarter   Quarter  Quarter   Quarter
                                          --------  -------- --------  --------
   For the year ended December 31, 1998:
    Total revenues......................  $171,141  $254,047 $379,074  $416,020
    Gross profit........................    47,911    87,422  138,717   149,398
    Income (loss) before extraordinary
     item...............................     6,704    19,976  (10,156)   18,274
    Extraordinary item..................                       21,337
    Net income (loss)...................     6,704    19,976  (31,493)   18,274
    Basic earnings (loss) before
     extraordinary item per share.......  $   0.11  $   0.30 $  (0.15) $   0.26
    Diluted earnings (loss) before
     extraordinary item per share.......      0.11      0.27    (0.13)     0.24
   For the year ended December 31, 1997:
    Total revenues......................    90,409   108,395  129,020   162,014
    Gross profit........................    22,025    32,515   45,464    49,288
    Income (loss) before extraordinary
     item...............................   (24,165)    8,062   11,258    10,254
    Extraordinary item..................     1,511
    Net income (loss)...................   (25,676)    8,062   11,258    10,254
    Basic earnings (loss) before
     extraordinary item per share.......  $  (0.58) $   0.17 $   0.24  $   0.21
    Diluted earnings (loss) before
     extraordinary item per share.......     (0.56)     0.16     0.23      0.20

    The data relating to the first and second quarters of 1998 above differ from the amounts as shown in the Company's Form 10-Q filings for the periods ended March 31, 1998 and June 30, 1998, respectively, because of the mergers with U.S. Rentals and Rental Tools. These mergers were accounted for as poolings-of-interests. Thus the Company's financial statements for the quarters prior to the mergers were restated to include the accounts of U.S. Rentals and Rental Tools.

17. Subsequent Events

    Subsequent to December 31, 1998 and through February 26, 1999, the Company completed the acquisitions of 11 equipment rental companies and the aggregate consideration paid by the Company for the acquisitions was $53,803 and consisted of approximately $49,408 in cash and $4,395 in seller notes. The Company funded the cash consideration for these acquisitions with cash on hand and borrowings under the Credit Facility.

    In January 1999, the Company sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred"). The net proceeds from the sale of the Series A Preferred were approximately $287.0 million. The Series A Preferred is convertible into 12,000,000 shares of the Company's common stock at $25 per share.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc. (Parent Company of United Rentals (North America), Inc.)

    We have audited the accompanying consolidated balance sheets of United Rentals (North America), Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the management of United Rentals (North America), Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals (North America), Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

MetroPark, New Jersey
February 17, 1999

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                          --------------------
                                                             1998       1997
                                                          ----------  --------
                                                            (In thousands,
                                                           except share data)
Assets
Cash and cash equivalents................................ $   20,410  $ 72,411
Accounts receivable, net of allowance for doubtful
 accounts of $41,201 and $11,085 at 1998 and 1997,
 respectively............................................    233,282    82,592
Inventory................................................     70,994    21,778
Prepaid expenses and other assets........................     43,176    16,287
Rental equipment, net....................................  1,143,006   461,026
Property and equipment, net..............................    170,537    98,268
Intangible assets, net of accumulated amortization of
 $14,520 and $568 at 1998 and 1997, respectively.........    922,065    73,648
                                                          ----------  --------
                                                          $2,603,470  $826,010
                                                          ==========  ========
Liabilities and Stockholder's Equity
Liabilities:
  Accounts payable.......................................  $ 108,426  $ 41,392
  Debt...................................................  1,314,574   264,573
  Deferred taxes.........................................     43,560    24,395
  Accrued expenses and other liabilities.................    115,558    49,262
                                                          ----------  --------
    Total liabilities....................................  1,582,118   379,622
Commitments and contingencies
Stockholder's equity:
  Common stock--$.01 par value, 3,000 shares authorized,
   1,000 shares issued and outstanding ..................
  Additional paid-in capital.............................    984,345   402,320
  Retained earnings......................................     37,288    44,068
  Accumulated other comprehensive income.................       (281)
                                                          ----------  --------
    Total stockholder's equity...........................  1,021,352   446,388
                                                          ----------  --------
                                                          $2,603,470  $826,010
                                                          ==========  ========

                            See accompanying notes.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31
                                                ------------------------------
                                                   1998       1997      1996
                                                ----------  --------  --------
                                                       (In thousands)
Revenues:
 Equipment rentals............................  $  895,466  $388,181  $295,308
 Sales of rental equipment....................     119,620    41,406    25,518
 Sales of new equipment, merchandise and other
  revenues....................................     205,196    60,251    33,652
                                                ----------  --------  --------
Total revenues................................   1,220,282   489,838   354,478
Cost of revenues:
 Cost of equipment rentals, excluding
  depreciation................................     394,750   189,578   138,018
 Depreciation of rental equipment.............     175,910    82,097    65,294
 Cost of rental equipment sales...............      66,136    20,455    10,570
 Cost of new equipment and merchandise sales
  and other operating costs...................     160,038    48,416    27,563
                                                ----------  --------  --------
Total cost of revenues........................     796,834   340,546   241,445
                                                ----------  --------  --------
Gross profit..................................     423,448   149,292   113,033
Selling, general and administrative expenses..     195,620    70,835    54,721
Merger-related expenses.......................      47,178
Non-rental depreciation and amortization......      34,684    13,424     9,387
Termination cost of deferred compensation
 agreements...................................                20,290
                                                ----------  --------  --------
Operating income..............................     145,966    44,743    48,925
Interest expense..............................      64,157    11,847    11,278
Other (income) expense, net...................      (5,097)   (2,021)     (499)
                                                ----------  --------  --------
Income before provision for income taxes and
 extraordinary items..........................      86,906    34,917    38,146
Provision for income taxes....................      46,971    29,508       420
                                                ----------  --------  --------
Income before extraordinary items.............      39,935     5,409    37,726
Extraordinary items, net of tax benefit of
 $14,255 and $995, in 1998 and 1997,
 respectively.................................      21,337     1,511
                                                ----------  --------  --------
Net income....................................  $   18,598  $  3,898  $ 37,726
                                                ==========  ========  ========
Unaudited pro forma data:
 Historical income before income taxes and
  extraordinary items.........................  $   86,906  $ 34,917  $ 38,146
 Pro forma income tax expense.................      47,858    14,176    15,487
                                                ----------  --------  --------
 Pro forma income before extraordinary items..  $   39,048  $ 20,741  $ 22,659
                                                ==========  ========  ========

                            See accompanying notes.

                      UNITED RENTALS (NORTH AMERICA), INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                           Common Stock                                       Accumulated
                         ---------------- Additional                             Other
                          Number           Paid-in   Retained  Comprehensive Comprehensive
                         of Shares Amount  Capital   Earnings     Income        Income
                         --------- ------ ---------- --------  ------------- -------------
                                       (In thousands except share amounts)
Balance, December 31,
 1995...................   1,000           $ 13,610  $ 90,719
  Subchapter S
   distributions of a
   pooled entity........                              (36,530)
  Treasury stock
   purchase.............                       (105)
  Net income............                               37,726     $37,726
                           -----   -----   --------  --------     =======        -----
Balance, December 31,
 1996...................   1,000             13,505    91,915
  Contributed capital
   from Parent..........                    157,696
  Issuance of common
   stock................                    186,436
  Distribution of non-
   operating assets,
   net..................                     (4,219)
  Reclassification of
   Subchapter S
   accumulated earnings
   to capital from
   Parent...............                     48,902   (48,902)
  Subchapter S
   distributions of a
   pooled entity........                               (2,843)
  Net income............                                3,898     $ 3,898
                           -----   -----   --------  --------     =======        -----
Balance, December 31,
 1997...................   1,000            402,320    44,068
  Comprehensive Income:
    Net income..........                               18,598     $18,598
    Other comprehensive
     income:
      Foreign currency
       translation
       adjustments......                                             (281)       $(281)
                                                                  -------
  Comprehensive income..                                          $18,317
                                                                  =======
  Contributed capital
   from Parent..........                    563,045
  Reclassification of
   Subchapter S
   accumulated earnings
   to capital from
   Parent...............                     18,979   (18,979)
  Pooling-of-interests..                          1     1,795
  Subchapter S
   distributions of a
   pooled entity........                               (3,536)
  Dividend distribution
   to Parent............                               (4,658)
                           -----   -----   --------  --------                    -----
Balance, December 31,
 1998...................   1,000           $984,345  $ 37,288                    $(281)
                           =====   =====   ========  ========                    =====

                            See accompanying notes.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                              ---------------------------------
                                                 1998        1997       1996
                                              -----------  ---------  ---------
                                                      (In thousands)
Cash flows from operating activities:
Net income..................................  $    18,598  $   3,898  $  37,726
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization..............      210,594     95,521     74,681
 Amortization of original issue discount and
  deferred financing fees...................        1,153
 Gain on sale of rental equipment...........      (53,484)   (20,951)   (14,948)
 Gain on sale of businesses.................       (4,189)
 Write down of assets held for sale.........        4,040
 Non-cash interest, net.....................                     201
 Extraordinary items........................       35,592      2,506
 Deferred taxes.............................       27,345     25,075
 Changes in operating assets and
  liabilities:
 Accounts receivable........................      (53,368)   (19,837)    (8,271)
 Inventory..................................       (6,392)    (3,785)    (1,148)
 Prepaid expenses and other assets..........       12,693     (9,821)    (2,219)
 Accounts payable...........................       25,737     11,704     (7,966)
 Accrued expenses and other liabilities.....       (7,713)     8,618      8,116
                                              -----------  ---------  ---------
Net cash provided by operating activities...      210,606     93,129     85,971
                                              -----------  ---------  ---------
Cash flows from investing activities:
Purchases of rental equipment...............     (479,534)  (268,548)  (116,021)
Purchases of property and equipment.........      (69,643)   (53,653)   (27,269)
Proceeds from sales of rental equipment.....      119,620     41,406     25,518
Proceeds from sale of businesses............       10,640
Collection of notes receivable..............                     122      2,537
Purchase of other companies.................     (911,837)  (115,528)   (15,033)
Payment of contingent purchase price........       (3,956)
In-process acquisition costs................                    (129)
                                              -----------  ---------  ---------
Net cash used in investing activities.......   (1,334,710)  (396,330)  (130,268)
                                              -----------  ---------  ---------
Cash flows from financing activities:
Proceeds from issuance of common stock, net
 of issuance costs..........................                 186,436
Capital contribution by Parent..............      492,590    154,302
Proceeds from debt..........................    2,363,637    308,858    131,053
Payments on debt............................   (1,785,667)  (271,418)   (50,713)
Proceeds from sale-leaseback ...............       35,000
Purchase of treasury stock..................                               (105)
Cash retained by Predecessor in connection
 with Recapitalization......................                    (998)
Dividend distribution to Parent.............       (4,658)
Subchapter S distributions of a pooled
 entity.....................................       (3,536)    (2,843)   (36,530)
Payment of debt financing costs.............      (24,982)    (1,631)      (230)
                                              -----------  ---------  ---------
Net cash provided by financing activities...    1,072,384    372,706     43,475
Effect of foreign exchange rates............         (281)
                                              -----------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents................................      (52,001)    69,505       (822)
Cash and cash equivalents at beginning of
 year.......................................       72,411      2,906      3,728
                                              -----------  ---------  ---------
Cash and cash equivalents at end of year....  $    20,410  $  72,411  $   2,906
                                              ===========  =========  =========
Supplemental disclosure of cash flow
 information:
Cash paid for interest......................  $    43,157  $  13,090  $  13,766
Cash paid for taxes.........................  $    10,224  $  11,487  $     399
Deferred compensation and bonus payments
 through issuance of common stock...........               $     486
Net assets retained by Predecessor in
 connection with Recapitalization...........               $   3,221
Supplemental schedule of non cash investing
 and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
 Assets, net of cash acquired...............  $ 1,501,467  $ 162,954  $  15,033
 Liabilities assumed........................     (518,861)   (43,301)
 Less:
 Amounts paid in common stock and warrants
  of the Parent.............................      (60,304)    (3,825)
 Amounts paid through issuance of debt......      (10,465)      (300)
                                              -----------  ---------  ---------
Net cash paid...............................  $   911,837  $ 115,528  $  15,033
                                              ===========  =========  =========

                            See accompanying notes.

                      UNITED RENTALS (NORTH AMERICA), INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1. Basis of Presentation

    United Rentals (North America), Inc., ("URI") and subsidiaries is a wholly owned subsidiary of United Rentals, Inc., which is principally a holding company ("Holdings" or "Parent"). URI was incorporated in August 1997, initially capitalized in September 1997 and commenced equipment rental operations in October 1997. Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to the "Company" refer to URI and its subsidiaries. As a result of the reorganization all periods presented have been adjusted to reflect the Company's capitalization of 1,000 shares of common stock as if it occurred at the beginning of the period.

    Certain footnotes are not provided for the accompanying financial statements as the information in Notes 1 through 10, 12 and 14 through 17 to the consolidated financial statements of United Rentals, Inc. included elsewhere in this Report is substantially equivalent to that required for the consolidated financial statements of URI and its subsidiaries. Earnings per share data is not provided for the operating results of URI and subsidiaries, as they are wholly owned subsidiaries of Holdings. URI's various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

    Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services,
(ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to the Company. The expenses relating to URI's payments to Holdings are reflected on URI's financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings for, among other things, enabling Holdings to pay dividends on its preferred securities.

2. Capital Stock and Contributions

    At December 31, 1998, the Company has authorized 3,000 shares of its $0.01 par value common stock of which 1,000 shares are issued and outstanding. All of the issued and outstanding common shares are owned by its Parent.

    Pursuant to the reorganization described in Note 1, the net proceeds from the Company's initial public offering completed in December 1997 and the public offering completed in March 1998 have been reflected as Contributed Capital from the Parent in the accompanying statement of stockholder's equity. In addition, Holdings contributed the net proceeds from the issuance of redeemable convertible preferred securities in August 1998 to URI.

3. Condensed Consolidating Financial Information of Guarantor Subsidiaries

    Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent

                      UNITED RENTALS (NORTH AMERICA), INC.

conveyance laws). All expenses incurred by URI, have been charged by URI to its guarantor and non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of and for the year ended December 31, 1998, are presented. The condensed consolidating financial information as of and for the years ended December 31, 1997 and 1996 have been omitted since the non-guarantors subsidiaries came into existence during 1998. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 31, 1998

                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
Assets
Cash and cash
 equivalents............  $    1,774  $   16,257    $  2,379                  $   20,410
Accounts receivable,
 net....................                 218,285      14,997                     233,282
Intercompany receivable
 (payable)..............     898,641    (820,958)    (77,683)
Inventory...............                  65,401       5,593                      70,994
Prepaid expenses and
 other assets...........      30,963      10,816       1,397                      43,176
Rental equipment, net...               1,099,539      43,467                   1,143,006
Property and equipment,
 net....................                 165,803       4,734                     170,537
Investment in
 subsidiaries...........   1,390,706                           $(1,390,706)
Intangible assets, net..          29     867,061      54,975                     922,065
                          ----------  ----------    --------   -----------    ----------
                          $2,322,113  $1,622,204    $ 49,859   $(1,390,706)   $2,603,470
                          ==========  ==========    ========   ===========    ==========
Liabilities And
 Stockholder's Equity
Liabilities:
  Accounts payable......  $    3,250  $   98,680    $  6,496                  $  108,426
  Debt..................   1,286,118      23,976       4,480                   1,314,574
  Deferred taxes........                  43,560                                  43,560
  Accrued expenses and
   other liabilities....      30,535      82,112       2,911                     115,558
                          ----------  ----------    --------   -----------    ----------
    Total liabilities...   1,319,903     248,328      13,887                   1,582,118
Commitments and
 contingencies
Stockholder's equity:
  Common stock..........
  Additional paid-in
   capital..............     964,922   1,338,576      34,265   $(1,353,418)      984,345
  Retained earnings.....      37,288      35,300       1,988       (37,288)       37,288
  Accumulated other
   comprehensive
   income...............                                (281)                       (281)
                          ----------  ----------    --------   -----------    ----------
  Total stockholder's
   equity...............   1,002,210   1,373,876      35,972    (1,390,706)    1,021,352
                          ----------  ----------    --------   -----------    ----------
                          $2,322,113  $1,622,204    $ 49,859   $(1,390,706)   $2,603,470
                          ==========  ==========    ========   ===========    ==========

                      UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1998

                                   Guarantor   Non-Guarantor              Consolidated
                            URI   Subsidiaries Subsidiaries  Eliminations    Total
                          ------- ------------ ------------- ------------ ------------
                                                 (In thousands)
Revenues:
 Equipment rentals......           $  863,331     $32,135                  $  895,466
 Sales of rental
  equipment.............              114,731       4,889                     119,620
 Sales of new equipment,
  merchandise and other
  revenues..............              190,009      15,187                     205,196
                          -------  ----------     -------      --------    ----------
Total revenues..........            1,168,071      52,211                   1,220,282
Cost of revenues:
 Cost of equipment
  rentals, excluding
  depreciation..........              380,992      13,758                     394,750
 Depreciation of rental
  equipment.............              171,412       4,498                     175,910
 Cost of rental
  equipment sales.......               63,391       2,745                      66,136
 Cost of new equipment
  and merchandise sales
  and other operating
  costs.................              148,086      11,952                     160,038
                          -------  ----------     -------      --------    ----------
Total cost of revenues..              763,881      32,953                     796,834
                          -------  ----------     -------      --------    ----------
Gross profit............              404,190      19,258                     423,448
Selling, general and
 administrative
 expenses...............              186,604       9,016                     195,620
Merger-related
 expenses...............               47,178                                  47,178
Non-rental depreciation
 and amortization.......               33,451       1,233                      34,684
                          -------  ----------     -------      --------    ----------
Operating income........              136,957       9,009                     145,966
Interest expense........               57,199       6,958                      64,157
Other(income)expense,
 net....................               (5,086)        (11)                     (5,097)
                          -------  ----------     -------      --------    ----------
Income before provision
 for income taxes and
 extraordinary item.....               84,844       2,062                      86,906
Provision for income
 taxes..................               46,897          74                      46,971
                          -------  ----------     -------      --------    ----------
Income before
 extraordinary item and
 equity in net earnings
 of subsidiaries........               37,947       1,988                      39,935
Extraordinary item,
 net....................               21,337                                  21,337
                          -------  ----------     -------      --------    ----------
Income before equity in
 net earnings of
 subsidiaries...........               16,610       1,988      $(18,598)
Equity in net earnings
 of subsidiaries........  $18,598                                              18,598
                          -------  ----------     -------      --------    ----------
Net income..............  $18,598  $   16,610     $ 1,988      $(18,598)   $   18,598
                          =======  ==========     =======      ========    ==========

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                      For the Year Ended December 31, 1998

                                                      Non-
                                      Guarantor    Guarantor                Consolidated
                            URI      Subsidiaries Subsidiaries Eliminations    Total
                         ----------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Net cash provided by
(used in) operating ac-
tivities................ $ (457,413)   $659,246     $ 8,773                  $  210,606
Cash Flows From Invest-
 ing Activities:
  Purchase of rental
   equipment............               (465,634)    (13,900)                   (479,534)
  Purchase of property
   and equipment........                (68,593)     (1,050)                    (69,643)
  Proceeds from sales of
   rental equipment.....                114,731       4,889                     119,620
  Proceeds from sale of
   businesses...........                 10,640                                  10,640
  Payment of contingent
   purchase price.......                 (2,800)     (1,156)                     (3,956)
  Purchase of other com-
   panies...............   (899,327)    (12,510)                               (911,837)
                         ----------    --------     -------    -----------   ----------
    Net cash used in in-
     vesting activi-
     ties...............   (899,327)   (424,166)    (11,217)                 (1,334,710)
Cash Flows from Financ-
 ing Activities:
  Dividend distribution
   to Parent............     (4,658)                                             (4,658)
  Proceeds from debt....  2,325,586      10,187      27,864                   2,363,637
  Repayment of debt..... (1,532,222)   (230,685)    (22,760)                 (1,785,667)
  Proceeds from sale-
   leaseback............     35,000                                              35,000
  Payment of debt fi-
   nancing costs........    (24,982)                                            (24,982)
  Capital contribution
   by parent............    492,590                                             492,590
  Distribution to stock-
   holders..............                 (3,536)                                 (3,536)
                         ----------    --------     -------    -----------   ----------
    Net cash provided by
     (used in) financing
     activities.........  1,291,314    (224,034)      5,104                   1,072,384
  Effect of foreign ex-
   change rates.........                               (281)                       (281)
                         ----------    --------     -------    -----------   ----------
Net increase (decrease)
 in cash and cash
 equivalents............    (65,426)     11,046       2,379                     (52,001)
Cash and cash equiva-
 lents at beginning of
 period.................     67,200       5,211                                  72,411
                         ----------    --------     -------    -----------   ----------
Cash and cash equiva-
 lents at end of
 period................. $    1,774    $ 16,257     $ 2,379                  $   20,410
                         ==========    ========     =======    ===========   ==========

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                      For The Year Ended December 31, 1998

                                       Guarantor   Non-guarantor              Consolidated
                             URI      Subsidiaries Subsidiaries  Eliminations    Total
                          ----------  ------------ ------------- ------------ ------------
                                                  (In thousands)
Supplemental disclosure
 of cash flow
 information:
Cash paid for Interest..  $   31,743    $11,098       $  316                   $   43,157
Cash paid for income
 taxes..................                $ 8,034       $2,190                   $   10,224
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $1,488,957    $12,510                                $1,501,467
 Liabilities assumed....    (518,861)                                            (518,861)
 Less:
 Amounts paid in common
  stock and warrants of
  Parent................     (60,304)                                             (60,304)
 Amounts paid through
  issuance of debt......     (10,465)                                             (10,465)
                          ----------    -------       ------        -----      ----------
 Net cash
  paid.....               $  899,327    $12,510                                $  911,837
                          ==========    =======       ======        =====      ==========

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
United Rentals, Inc.

    We have audited the consolidated financial statements of United Rentals, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 17, 1999, except for Note 17 as to which the date is February 26, 1999 included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP

MetroPark, New Jersey
February 17, 1999

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              UNITED RENTALS, INC.

                            CONDENSED BALANCE SHEET
                               December 31, 1998
                                 (In thousands)

Assets
Property and equipment, net......................................... $   14,974
Investment in and advances to subsidiaries..........................  1,035,960
                                                                     ----------
                                                                     $1,050,934
                                                                     ==========
Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable.................................................. $   13,514
  Debt..............................................................    300,000
  Accrued expenses and other liabilities............................     11,190
                                                                     ----------
    Total liabilities...............................................    324,704
Commitments and contingencies
Stockholders' equity:
  Common stock......................................................        684
  Additional paid-in capital........................................    689,018
  Retained earnings.................................................     36,528
                                                                     ----------
    Total stockholders' equity......................................    726,230
                                                                     ----------
                                                                     $1,050,934
                                                                     ==========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              UNITED RENTALS, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1998
                                 (In thousands)

Non-rental depreciation and amortization............................... $   561
                                                                        -------
Operating loss.........................................................    (561)
Interest expense.......................................................   7,854
                                                                        -------
Loss before benefit for income taxes...................................  (8,415)
Benefit for income taxes...............................................   3,472
                                                                        -------
Net loss before equity in earnings of subsidiaries.....................  (4,943)
Equity in earnings of subsidiaries.....................................  18,404
                                                                        -------
Net income............................................................. $13,461
                                                                        =======


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              UNITED RENTALS, INC.

                        CONDENSED CASH FLOW INFORMATION
                      For the Year Ended December 31, 1998
                                 (In thousands)

Net cash provided by operating activities........................... $  (4,157)
Cash Flows from Investing Activities:
  Purchase of property and equipment................................   (15,535)
  Capital contributed to subsidiary.................................  (492,590)
                                                                     ---------
    Net cash used in investing activities...........................  (508,125)
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock and warrants, net of issu-
   ance costs.......................................................   207,005
  Proceeds from debt................................................   300,000
  Proceeds from the exercise of stock options.......................       619
  Proceeds from dividends from subsidiary...........................     4,658
                                                                     ---------
    Net cash provided by financing activities.......................   512,282
                                                                     ---------
  Net increase in cash and cash equivalents.........................
  Cash and cash equivalents at beginning of period..................       --
                                                                     ---------
    Cash and cash equivalents at end of period...................... $
                                                                     =========



                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              UNITED RENTALS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               December 31, 1998

1. Basis of Presentation

    United Rentals, Inc. is principally a holding company ("Holdings") and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries. In the parent company-only financial statements, Holdings, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. Debt

    See Note 11 to the Consolidated Financial Statements for information concerning the debt.

3. Guarantee

    See Note 11 to the Consolidated Financial Statements for information concerning the guarantee.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              UNITED RENTALS, INC.
                                 (In thousands)

                                        Additions
                                    ------------------
                         Balance at Charged to                          Balance
                         Beginning  Costs and                           at End
      Description        of Period   Expenses   Other     Deductions   of Period
      -----------        ---------- ---------- -------    ----------   ---------
Year ended December 31,
 1998:
 Allowance for doubtful
  accounts..............  $11,085    $22,530   $19,079(a)  $11,493(c)   $41,201
 Reserve for inventory
  obsolescence and
  shrinkage.............      620      3,254     6,068(b)      654(d)     9,288
 Insurance reserves.....   11,665     16,456                 7,568(e)    20,553
Year ended December 31,
 1997:
 Allowance for doubtful
  accounts..............    7,346      9,646     1,226(a)    7,133(c)    11,085
 Reserve for inventory
  obsolescence and
  shrinkage.............      245        375                                620
 Insurance reserves.....   14,002      5,756                 8,093(e)    11,665
Year ended December 31,
1996:
 Allowance for doubtful
  accounts..............    6,444      4,755       191(a)    4,044(c)     7,346
 Reserve for inventory
  obsolescence and
  shrinkage.............      177         68                                245
 Insurance reserves.....    7,731      9,737                 3,466(e)    14,002





--------
(a) Represents allowance for doubtful accounts assumed through acquisitions.
(b) Represents reserve for inventory obsolescence and shrinkage assumed through acquisitions.
(c) Represents write-offs of accounts, net of recoveries.
(d) Represents write-offs of inventory items.
(e) Represents payments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The information set forth under the captions "Election of Directors" and "Compliance with Section 11(A) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 30, 1999 (the "1999 Proxy Statement"), is incorporated herein by reference.

Item 11. Executive and Director Compensation

    The information set forth under the captions "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) Consolidated Financial Statements:

   Report of Independent Auditors

   United Rentals, Inc. Consolidated Balance Sheets--December 31, 1998 and
    1997

   United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

   United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

   United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

   Notes to Consolidated Financial Statements

   Report of Independent Auditors

   United Rentals (North America), Inc. Consolidated Balance Sheets--
    December 31, 1998 and 1997

   United Rentals (North America), Inc. Consolidated Statements of
    Operations for the years ended December 31, 1998, 1997 and 1996


   United Rentals (North America), Inc. Consolidated Statements of
    Stockholder's Equity for the years ended December 31, 1998, 1997 and
    1996

   United Rentals (North America), Inc. Consolidated Statements of Cash
    Flows for the years ended December 31, 1998, 1997 and 1996

   Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:

   Report of Independent Auditors on Financial Statement Schedules
   Schedule I Condensed Financial Information of Registrant
   Schedule II Valuation and Qualifying Accounts

    Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  2(a)   Amended and Restated Agreement and Plan of Merger dated as of August
         31, 1998, among United Rentals, Inc., UR Acquisition Corporation and
         U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United
         Rentals, Inc. Registration Statement on Form S-4, Registration
         No. 333-63171)
  3(a)   Amended and Restated Certificate of Incorporation of United Rentals,
         Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the
         quarter ended June 30, 1998)
  3(b)   Certificate of Amendment to the United Rentals, Inc. Certificate of
         Incorporation dated September 29, 1998 (incorporated by reference to
         Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form
         S-3, No. 333-70151)
  3(c)   By-laws of United Rentals, Inc., in effect as of the date hereof
         (incorporated by reference to exhibit 3.2 of United Rentals, Inc.
         Report on Form 10-Q for the quarter ended June 30, 1998)
  3(d)   Form of Certificate of Designation for Series A Perpetual Convertible
         Preferred Stock (incorporated by reference to Exhibit 4(k) to the
         United Rentals, Inc. Registration Statement on Form S-3, No. 333-
         64463)
  3(e)   Amended and Restated Certificate of Incorporation of United Rentals
         (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America),
         Inc. Report on Form 10-Q for the quarter ended June 30, 1998)
  3(f)   By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United
         Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)
  4(a)   Form of certificate representing United Rentals, Inc. Common Stock
         (incorporated by reference to Exhibit 4 of United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-39117)
  4(b)   Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration
         Statement on Form S-1, Registration No. 333-64463)
  4(c)   Amended and Restated Trust Agreement dated August 5, 1998 among United
         Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of
         New York (Delaware), as Delaware Trustee, and the Administrative
         Trustees named therein (incorporated by reference to Exhibit 10(ii) of
         United Rentals, Inc. Registration Statement on Form S-4, Registration
         No. 333-63171)
  4(d)   Indenture dated August 5, 1998 by and between United Rentals, Inc. and
         The Bank of New York, as Trustee (incorporated by reference to Exhibit
         10(hh) of United Rentals, Inc. Registration Statement on Form S-4,
         Registration No. 333-63171)
  4(e)   Guarantee Agreement dated August 5, 1998 between United Rentals, Inc.
         and The Bank of New York (incorporated by reference to Exhibit 10(jj)
         of United Rentals, Inc. Registration Statement on Form S-4,
         Registration No. 333-63171)
  4(f)   Form of Certificate representing 6 1/2% Convertible Quarterly Income
         Preferred Securities (incorporated by reference to Exhibit 4(e) of the
         United Rentals, Inc. Registration Statement on Form S-1, Registration
         No. 333-64463)
  4(g)   Form of Certificate representing 6 1/2% Convertible Subordinated
         Debentures (incorporated by reference to Exhibit 4(f) of the United
         Rentals, Inc. Registration Statement on Form S-1, Registration No.
         333-64463)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 4(h)    Indenture dated May 22, 1998, among United Rentals (North America),
         Inc., the Guarantors named therein and State Street Bank and Trust
         Company, as trustee (incorporated by reference to Exhibit 4(a) of the
         Registration Statement on Form S-4 filed by United Rentals (North
         America), Inc., Registration No. 333-60467)
 4(i)    Notes Registration Rights Agreement dated as of May 22, 1998, among
         United Rentals (North America), Inc., the subsidiaries of United
         Rentals (North America), Inc. named therein, Merrill Lynch & Co. and the other initial purchasers named therein (incorporated by reference to Exhibit 4(b) of the Registration Statement on Form S-4 filed by
         United Rentals (North America), Inc., Registration No. 333-60467)
 4(j)    Registration Rights Agreement dated August 5, 1998 between United
         Rentals (North America), Inc., United Rentals, Inc., United Rentals
         Trust I, Goldman, Sachs & Co. and the other purchasers named therein
         (incorporated by reference to Exhibit 10(kk) of United Rentals, Inc.
         Registration Statement on Form S-4, Registration No. 333-63171)
 4(k)    Indenture dated August 12, 1998, among United Rentals (North America),
         Inc., the Guarantors named therein and State Street Bank and Trust
         Company, as trustee (incorporated by reference to Exhibit 10(bb) of
         United Rentals, Inc. Registration Statement on Form S-4, Registration
         No. 333-63171)
 4(l)    Notes Registration Rights Agreement dated as of August 12, 1998, among
         United Rentals (North America), Inc., the subsidiaries of United
         Rentals, Inc. named therein, and Merrill Lynch & Co. (incorporated by reference to Exhibit 10(cc) of United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)
 4(m)    Form of Registration Rights Agreement with certain affiliates of U.S.
         Rentals (incorporated by reference to Exhibit 10(gg) of United
         Rentals, Inc. Registration Statement on Form S-4, Registration No.
         333-63171)
 4(n)    Indenture dated December 15, 1998, among United Rentals (North
         America), Inc., the Guarantors named therein and State Street Bank and
         Trust Company, as trustee (incorporated by reference to Exhibit 4(a)
         to the United Rentals (North America), Inc. Registration Statement on
         Form S-3, No. 333-74275)
 4(o)    Notes Registration Rights Agreement dated as of December 15, 1998 among United Rentals (North America), Inc., the subsidiaries of United
         Rentals (North America), Inc. named therein, and Goldman, Sachs & Co.
         (incorporated by reference to Exhibit 4(b) to the United Rentals
         (North America), Inc. Registration Statement on Form S-3, No. 333-
         74275)
 4(p)*   Registration Rights Agreement relating to Series A Perpetual
         Convertible Preferred Stock, dated as of December 21, 1998 among
         United Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV,
         L.P. and Apollo Overseas Partners IV, L.P.
 4(q)*   Indenture dated March 23, 1999 among United Rentals (North America),
         Inc., the Guarantors named therein and The Bank of New York, as trustee
 4(r)*   Notes Registration Rights Agreement dated as of March 23, 1999 among
         United Rentals (North America), Inc., the subsidiaries of United
         Rentals (North America), Inc. named therein, and the initial purchasers named therein.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(a)   The following agreements (i) Second Amended and Restated Credit
         Agreement dated as of March 30, 1998, between United Rentals (North
         America), Inc., various financial institutions, Bank of America
         Canada, as Canadian agent, and Bank of America National Trust and
         Savings Association, as U.S. agent (incorporated by reference to
         Exhibit 10.1 to United Rentals, Inc. Report on Form 10-Q for the
         quarterly period ended March 31, 1998), (ii) Third Amended and
         Restated Credit Agreement dated as of May 12, 1998, between United
         Rentals (North America), Inc., various financial institutions, Bank of
         America Canada, as Canadian agent, and Bank of America National Trust and Savings Association, as U.S. agent (incorporated by reference to
         Exhibit 10(a)(ii) to the Registration Statement on Form S-4 filed by
         United Rentals (North America), Inc., Registration No. 333-60467) and
         (iii) First Amendment to Third Amended and Restated Credit Agreement
         dated as of July 10, 1998 (incorporated by reference to Exhibit
         10(a)(iii) to the Registration Statement on Form S-4 filed by United
         Rentals (North America), Inc., Registration No. 333-60467)
 10(b)   Credit Agreement dated as of September 29, 1998, between United
         Rentals (North America), Inc., various financial institutions, Bank of
         America Canada, as Canadian agent, and Bank of America National Trust, as U.S. Agent (incorporated by reference to exhibit 10.2 of United
         Rentals, Inc. Report on From 10-Q for the quarter ended September 30,
         1998).
 10(c)   Term Loan Agreement dated as of July 10, 1998 among United Rentals
         (North America), Inc., various financial institutions and Bank of
         America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10(dd) of the Registration Statement on Form
         S-4 filed by United Rentals (North America), Inc., Registration No.
         333-60467)
 10(d)   First Amendment to the Term Loan Agreement dated as of September 29,
         1998 among United Rentals (North America), Inc., various financial institutions and Bank of America National Trust and Savings
         Association, as Agent (incorporated by reference to exhibit 10.3 of
         United Rentals, Inc. Report on From 10-Q for the quarter ended
         September 30, 1998).
 10(e)   Form of Warrant Agreement (incorporated by reference to exhibit 10(c)
         of United Rentals, Inc. Registration Statement on Form S-1,
         Registration No. 333-39117)(1)++
 10(f)   Form of Indemnification Agreement for Officers and Directors
         (incorporated by reference to exhibit 10(f) of United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-39117)++
 10(g)   1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of
         United Rentals, Inc. Registration Statement on Form S-1, Registration
         No. 333-39117)++
 10(h)   1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)++
 10(i)   1998 Supplemental Stock Option Plan of United Rentals, Inc.
         (incorporated by reference to Exhibit 4.6 to the United Rentals, Inc.
         Registration Statement on Form S-8, No. 333-70345)
 10(j)   Employment Agreement with Bradley S. Jacobs, dated as of September 19,
         1997 (incorporated by reference to exhibit 10(g) of United Rentals,
         Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(k)   Employment Agreement with John N. Milne, dated as of September 19,
         1997 (incorporated by reference to exhibit 10(h) of United Rentals,
         Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(l)   Employment Agreement with Michael J. Nolan, dated as of October 14,
         1997 (incorporated by reference to exhibit 10(i) of United Rentals,
         Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(m)   Employment Agreement with Robert P. Miner, dated as of October 10,
         1997 (incorporated by reference to exhibit 10(j) of United Rentals,
         Inc. Registration Statement on Form S-1, Registration No. 333-39117)++

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(n)   Subscription Agreement dated November 14, 1997, from Wayland R. Hicks
         (incorporated by reference to exhibit 10(r) of United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-39117)++
 10(o)   Agreement dated November 14, 1997, with Wayland R. Hicks (incorporated by reference to exhibit 10(s) of United Rentals, Inc. Registration
         Statement on Form S-1, Registration No. 333-39117)++
 10(p)   Form of Employment Agreement with William Berry (incorporated by reference to Exhibit 10(ee) of United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)++
 10(q)   Form of Employment Agreement with John McKinney (incorporated by reference to Exhibit 10(ff) of United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)++
 10(r)   Form of Private Placement Purchase Agreement entered into by certain officers in connection with purchasing shares and warrants from United
         Rentals, Inc., together with the form of Amendment No. 1 thereto (the
         Private Placement Purchase Agreement is incorporated by reference to exhibit 10(d) of United Rentals, Inc. Registration Statement on Form
         S-1, Registration No. 333-39117; and Amendment No. 1 is incorporated by reference to Exhibit 10.2 to United Rentals, Inc. Report on Form
         10-Q for the quarterly period ended March 31, 1998)(2)++
 10(s)   Form of Subscription Agreement for September 1997 Private Placement
         (incorporated by reference to exhibit 10(e) of United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-39117)(3)
 10(t)   Form of U.S. Purchase Agreement for the public offering completed by
         United Rentals, Inc. on March 11, 1998 (incorporated by reference to
         Exhibit 1(a) to United Rentals, Inc. Registration Statement on Form S-
         1, Registration No. 333-45605)
 10(u)   Form of International Repurchase Agreement for the public offering completed by United Rentals, Inc. on March 11, 1998 (incorporated by reference to Exhibit 1(b) to United Rentals, Inc. Registration
         Statement on Form S-1, Registration No. 333-45605)
 10(v)   Form of U.S. Purchase Agreement for United Rentals, Inc. initial public offering (incorporated by reference to Exhibit 1(a) to United
         Rentals, Inc. Registration Statement on Form S-1, Registration No.
         333-39117)
 10(w)   Form of International Purchase Agreement for United Rentals, Inc.
         initial public offering (incorporated by reference to Exhibit 1(b) to
         United Rentals, Inc. Registration Statement on Form S-1, Registration
         No. 333-39117)
 10(x)   Purchase Agreement dated July 30, 1998 relating to the initial sale by
         United Rentals Trust I of $300 million aggregate principal amount of 6
         1/2% Convertible Quarterly Income Preferred Securities convertible into common stock of United Rentals, Inc. (incorporated by reference to Exhibit 10(hh) of Amendment No. 1 to the Registration Statement on
         Form S-4 filed by United Rentals (North America), Inc., Registration
         No. 333-60467)
 10(y)*  Preferred Stock Purchase Agreement dated December 21, 1998 between
         United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo
         Overseas Partners IV, L.P.
 10(z)   Form of U.S. Underwriting Agreement for the public offering completed on March 9, 1999 (incorporated by reference to Exhibit 1(a) to the
         United Rentals, Inc. Registration Statement on Form S-3, No. 333-
         71775)
 10(aa)  Purchase Agreement dated May 19, 1998 relating to the initial sale by
         United Rentals (North America), Inc. of $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008
         (incorporated by reference to Exhibit 10(bb) of the Registration
         Statement on Form S-4 filed by United Rentals (North America), Inc.,
         Registration No. 333-60467)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(bb)  Purchase Agreement dated August 7, 1998 relating to the initial sale by United Rentals (North America), Inc. of $205 million aggregate principal amount of 8.80% Senior Subordinated Notes due 2008
         (incorporated by reference to Exhibit 10(mm) of Amendment No. 1 to the
         Registration Statement on Form S-4 filed by United Rentals (North
         America), Inc., Registration No. 333-60467)
 10(cc)* Purchase Agreement dated December 8, 1998 relating to the initial sale by United Rentals (North America), Inc. of $300 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2009+
 10(dd)* Purchase Agreement dated March 16, 1999 relating to the initial sale by United Rentals (North America), Inc. of $250 million aggregate principal amount of 9% Senior Subordinated Notes due 2009
 10(ee)  Purchase Agreement, dated as of January 22, 1998, with United Rentals of Canada, Inc., Access Rentals, Inc., Reinhart Leasing, LLC and the
         Stockholders of Access Rentals, Inc., (incorporated by reference to
         Exhibit 10(t) to United Rentals, Inc. Registration Statement on Form
         S-1, Registration No. 333-45605)+
 10(ff)  Stock Purchase Agreement, dated as of January 22, 1998, with United
         Rentals of Canada, Inc. and BNR Equipment Limited and Affiliates
         (incorporated by reference to Exhibit 10(v) to United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-45605)+
 10(gg)  Stock Purchase Agreement, dated as of June 9, 1998, with the shareholders of Power Rental Co., Inc. (incorporated by reference to
         Exhibit 10 to United Rentals, Inc. Report on Form 8-K dated June 18,
         1998)+


 10(hh)  Agreement among United Rentals (North America), Inc., United Rentals of New Jersey, Inc., HR Merger Corp., SMSV Acquisition Corp.,
         Equipment Supply Company, Inc., High Reach Co., Inc., Space Maker of
         Va., Inc. and the Stockholders of Rylan, Inc., High Reach Co., Inc.
         and Space Maker Systems of Va., Inc., dated as of June 30, 1998
         (incorporated by reference to Exhibit 10(cc) of the Registration
         Statement on Form S-4 filed by United Rentals (North America), Inc.,
         Registration No. 333-60467)+
 10(ii)  Share Purchase Agreement dated July 30, 1998 among United Rentals
         (North America), Inc. and the parties listed therein for all of the outstanding shares of McClinch Equipment Services, Inc. (incorporated by reference to Exhibit 10(ll) of United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)
 10(jj)  Share Purchase Agreement dated July 30, 1998 among United Rentals
         (North America), Inc. and the parties listed therein for all of the outstanding shares of McClinch, Inc. (incorporated by reference to
         Exhibit 10(dd) of United Rentals, Inc. Registration Statement on Form
         S-4, Registration No. 333-63171)
 21*     Subsidiaries of United Rentals, Inc.
 23*     Consent of Ernst & Young LLP
 27*     Financial Data Schedule
 27.1*   Financial Data Schedule

--------
*Filed herewith.
+ Filed without exhibits and schedules (to be provided supplementally upon request of the Commission).
++ This document is a management contract or compensatory plan or arrangement.

(1) United Rentals, Inc. issued a warrant in this form to the following officers and other employees of United Rentals, Inc. (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); Michael
    J. Nolan (285,715); Robert P. Miner (142,857); Sandra E. Welwood (50,000); Joseph J. Kondrup, Jr. (50,000); Kai E. Nyby (50,000); and Richard A. Volonino (50,000).
(2) Each officer or other employee of United Rentals, Inc. who purchased securities of United Rentals, Inc. prior to December 18, 1997, other than Messrs. Jacobs and Hicks, entered into a Private Placement Purchase Agreement in this form (modified, in the case of Messrs. Barker and Imig, to reflect the fact that said officers did not purchase warrants) with respect to the shares of Common Stock and warrants purchased by such individual from United Rentals, Inc. United Rentals, Inc. entered into Amendment No. 1 with each of Mr. Milne, Mr. Nolan and Mr. Miner.
(3) Each purchaser of shares of Common Stock in United Rentals, Inc.'s September 1997 private placement entered into a Subscription Agreement in this form with respect to the shares purchased.

(b) Reports on Form 8-K

 (1) Form 8-K dated October 9, 1998 (earliest event reported September 29,
     1998); Items 2 and 7 were reported. The Form 8-K includes (a) the financial statements of U.S. Rentals, Inc., and (b) pro forma consolidated financial statements of the Company.
 (2) Form 8-K dated December 11, 1998 (earliest event reported December 11,
     1998); Item 5 was reported. The Form 8-K includes restated financial statements of United Rentals (North America), Inc. to reflect two acquisitions that were accounted for as poolings-of-interests for financial accounting purposes.
 (3) Form 8-K dated December 15, 1998 (earliest event reported December 15,
     1998); Item 5 was reported. The Form 8-K includes restated financial statements of United Rentals, Inc. to reflect two acquisitions that were accounted for as poolings-of-interests for financial accounting purposes.
 (4) Form 8-K dated December 24, 1998 (earliest event reported December 23,
     1998); Item 5 was reported. The Form 8-K includes financial statements for certain acquisitions completed by the Company that were accounted for as purchases for financial accounting purposes.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED RENTALS, INC.

Date: March 26, 1999                               /s/ Michael J. Nolan
                                        By: ___________________________________
                                           Michael J. Nolan
                                           Chief Financial Officer

                                        UNITED RENTALS (NORTH AMERICA), INC.

Date: March 26, 1999                               /s/ Michael J. Nolan
                                        By: ___________________________________
                                           Michael J. Nolan
                                           Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated:

             Signatures                      Title                 Date

    /s/  Bradley S. Jacobs            Chairman of the         March 26, 1999
------------------------------------   Boardof Directors
         Bradley S. Jacobs             and Chief
                                       Executive Officer
                                       (Principal
                                       Executive Officer)

    /s/   Wayland R. Hicks            Director                March 26, 1999
------------------------------------
          Wayland R. Hicks

    /s/    John N. Milne              Director                March 26, 1999
------------------------------------
           John N. Milne

    /s/   William F. Berry            Director                March 26, 1999
------------------------------------
          William F. Berry

    /s/   John S. McKinney            Director                March 26, 1999
------------------------------------
          John S. McKinney

    /s/    Leon D. Black              Director                March 26, 1999
------------------------------------
           Leon D. Black

    /s/ Richard D. Colburn            Director                March 26, 1999
------------------------------------
         Richard D. Colburn

    /s/   Ronald M. DeFeo             Director                March 26, 1999
------------------------------------
          Ronald M. DeFeo

    /s/   Michael S. Gross            Director                March 26, 1999
------------------------------------
          Michael S. Gross

             Signatures                         Title                Date

    /s/ Richard J. Heckmann             Director                March 26, 1999
-------------------------------------
         Richard J. Heckmann

    /s/   Gerald Tsai, Jr.              Director                March 26, 1999
-------------------------------------
          Gerald Tsai, Jr.

    /s/  Christian M. Weyer             Director                March 26, 1999
-------------------------------------
         Christian M. Weyer

    /s/   Michael J. Nolan              Chief Financial         March 26, 1999
-------------------------------------    Officer (Principal
          Michael J. Nolan               Financial Officer)

    /s/   John S. McKinney              Vice President,         March 26, 1999
-------------------------------------    Finance (Principal
          John S. McKinney               Accounting Officer)