Form 10-Q
period 1999-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 1999-05-17
CIK 1067701, 1047166

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended March 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from            to

                          Commission File No. 1-14387

                              United Rentals, Inc.

                          Commission File No. 1-13663

                      United Rentals (North America), Inc.
          (Exact names of registrants as specified in their charters)

                   Delaware                                   06-1522496
                   Delaware                                   06-1493538
         (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                 Identification Nos.)
          Four Greenwich Office Park,
             Greenwich, Connecticut                              06830
   (Address of principal executive offices)                   (Zip Code)

                                 (203) 622-3131
              (Registrants' telephone number, including area code)

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                 X  Yes       No

  As of May 10, 1999, there were 71,569,756 shares of the United Rentals, Inc. common stock, $.01 par value outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

  This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and
(ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by such instruction.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1  Unaudited Consolidated Financial Statements
         United Rentals, Inc. Consolidated Balance Sheets as of March 31,
          1999 and
          December 31, 1998 (unaudited)...................................    6
         United Rentals, Inc. Consolidated Statements of Operations for
          the Three Months Ended March 31, 1999 and 1998 (unaudited)......    7
         United Rentals, Inc. Consolidated Statement of Stockholders'
          Equity for the Three Months Ended March 31, 1999 (unaudited)....    8
         United Rentals, Inc. Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1999 and 1998 (unaudited)......    9
         United Rentals (North America), Inc. Consolidated Balance Sheets
          as of March 31, 1999
          and December 31, 1998 (unaudited)...............................   10
         United Rentals (North America), Inc. Consolidated Statements of
          Operations for the
          Three Months Ended March 31, 1999 and 1998 (unaudited)..........   11
         United Rentals (North America), Inc. Consolidated Statement of
          Stockholder's Equity for the Three Months Ended March 31, 1999
          (unaudited).....................................................   12
         United Rentals (North America), Inc. Consolidated Statements of
          Cash Flows for the
          Three Months Ended March 31, 1999 and 1998 (unaudited)..........   13
         Notes to Unaudited Consolidated Financial Statements.............   14
         Management's Discussion and Analysis of Financial Condition and
 Item 2   Results of Operations...........................................   26
 Item 3  Quantitative and Qualitative Disclosures about Market Risk.......   35
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings................................................   35
 Item 2  Changes in Securities and Use of Proceeds........................   37
 Item 6  Exhibits and Reports on Form 8-K.................................   39
         Signatures.......................................................   41

  Certain of the statements contained in this Report are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                UNITED RENTALS

  United Rentals is the largest equipment rental company in North America with 482 branch locations in 41 states, Canada and Mexico. We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis and serve customers that include construction industry participants, industrial companies and homeowners. We also sell used rental equipment, act as a dealer for many types of new equipment, and sell related merchandise and parts. In the past year, we have served over 900,000 customers.

  We have one of the most comprehensive and newest equipment rental fleets in the industry. The types of rental equipment that we offer include a broad range of light to heavy construction and industrial equipment, such as backhoes, aerial lifts, skid-steer loaders, forklifts, compressors, pumps and generators, as well as a variety of smaller tools and equipment. Our equipment fleet has an original purchase price of approximately $2.3 billion and a weighted average age of approximately 25 months (based on original purchase price).

  We began operations in October 1997 and have grown through a combination of internal growth and the acquisition of 117 companies (through May 4, 1999). Our acquisitions include our merger with U.S. Rentals in September 1998. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

                            COMPETITIVE ADVANTAGES

  We believe that we benefit from the following competitive advantages:

  Full Range Of Rental Equipment. We have one of the largest and most comprehensive equipment rental fleets in the industry, which enables us to:

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

  . cross-market the equipment specialties of different branches within each cluster, which increases revenues without increasing marketing expenses; and

  . reduce costs by centralizing common functions such as payroll, credit and collection, and certain equipment delivery.

  Significant Purchasing Power. We have significant purchasing power because of our volume purchases. As a result, we can generally buy new equipment and related merchandise and parts at prices that are significantly lower than prices paid by smaller companies. We can also buy many other products and services--such as insurance, telephone and fuel--at attractive rates.

  Management Information System. We have a modern management information system which facilitates rapid and informed decision-making and enables us to respond quickly to changing market conditions. The system provides management with a wide range of real-time operating and financial data, including reports on inventory, receivables, customers, vendors, fleet utilization and price and sales trends. The system also enables branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. The system includes software developed by our Wynne Systems subsidiary, which is the leading provider of proprietary software for use by equipment rental companies in managing and operating multiple branch locations. We have an in-house staff of 35 management information specialists that supports our management information system and extends it to new locations.

  Customer Diversity. Our customer base is highly diversified and ranges from Fortune 100 companies to small contractors and homeowners. We estimate that our top ten customers accounted for approximately 4% of our revenues during 1998 (on a pro forma basis as if the acquisitions that we completed in 1998 and 1999 had been completed at the beginning of 1998).

  Geographic Diversity. We have branches in 41 states, Canada and Mexico. We believe that our geographic diversity should reduce the impact that fluctuations in regional economic conditions have on our overall financial performance. Our geographic diversity and large network of branch locations also give us the ability to serve national accounts and access used equipment re-sale markets across the country.

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

  Strong And Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 44 district managers and eight regional vice presidents. We believe that our branch and district managers, who average over 20 years of experience in the equipment rental industry, are among the most knowledgeable and experienced in the industry. We encourage entrepreneurship at the branch level by giving branch managers a high degree of autonomy relating to day-to-day operations. For example, each branch manager is empowered to make decisions--within budgetary guidelines-- concerning staffing, pricing and equipment purchasing. We also promote entrepreneurship at the branch level, as well as equipment sharing among branches, through our profit sharing program which directly ties the compensation of branch personnel to their branch's financial performance and equipment utilization rates. We balance the autonomy that we grant branch managers with systems through which senior management closely tracks branch performance. We also share information across branches so that each branch can measure its operating performance relative to other branches and benefit from the best practices developed throughout our organization.

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

                                GROWTH STRATEGY

  Our plan for future growth includes the following key elements:

  Continue Strong Internal Growth. We are seeking to sustain our strong internal growth by:

  .  expanding and modernizing our equipment fleet;

  . increasing the cross-marketing of our equipment specialties at different locations;

  . increasing our advertising--which becomes increasingly cost-effective as we grow because the benefits are spread over a larger number of branches;

  . expanding our national accounts program--which dedicates a portion of our sales force to establishing and expanding relationships with large customers that have a national or multi-regional presence; and

  . increasing our rentals to industrial companies by developing a comprehensive marketing program specifically aimed at this sector.

  Execute Disciplined Acquisition Program. We intend to continue our disciplined acquisition program. We generally seek to acquire multiple locations within the regions that we enter, with the goal of creating clusters of locations that can share various resources, including equipment, marketing resources, back office functions and certain equipment delivery. We are seeking to acquire companies of varying sizes, including relatively large companies to serve as platforms for new regional clusters and smaller companies to complement existing or anticipated locations. In considering whether to buy a company, we evaluate a number of factors, including purchase price, anticipated impact on earnings, the quality of the target's rental equipment and management, the opportunities to improve operating margins and increase internal growth at the target, the economic prospects of the region in which the target is located, the potential for additional acquisitions in the region, and the competitive landscape in the target's markets.

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

  . a team of 25 regional and district controllers that monitors each branch for compliance with financial and accounting procedures established at corporate headquarters; and

  . a 35-person risk management and safety department that is responsible for: (1) developing and implementing safety programs and procedures, (2) developing our customer and employee training programs and (3) investigating and managing any claims that may be asserted against us.

                              RECENT DEVELOPMENTS

  On April 5, 1999, United Rentals commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of Rental Service Corporation, a Delaware corporation ("Rental Service"), at a price of $22.75 per share, net to the seller in cash, without interest. The terms and conditions of the Offer are set forth in a Schedule 14D-1 Tender Offer Statement, as amended, that has been filed by us with the SEC pursuant to Section 14(d)(1) of the Securities Exchange Act. The purpose of the Offer and a related proposed second-step merger is to enable us to acquire control of, and ultimately the entire equity interest in, Rental Service. We cannot at this time predict whether we will succeed in acquiring Rental Service. For additional information concerning the Offer and certain related litigation, see Part I--Item 2 of this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tender Offer for Rental Service Corporation" and Part 2--Item I of this Report under "Other Information--Legal Proceedings."

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

  Although growth in the equipment rental industry has to date been largely driven by the increase in rentals by the construction industry, we believe that other equipment users may increasingly contribute to future industry growth. For example, many industrial companies require equipment for operating, repairing, maintaining and upgrading their facilities, and renting this equipment will often be more cost-effective than purchasing because typically this equipment is not used full-time. We believe that the cost and other advantages of renting, together with the general trend toward the corporate outsourcing of non-core competencies, may increasingly lead industrial companies to rent equipment. We also believe that these same considerations may lead other equipment users--such as municipalities, government agencies and utilities--to increasingly rent equipment. Because the penetration of these markets by the equipment rental industry is very low in comparison to its penetration of the construction market, we believe there is significant potential for additional growth in these markets.

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

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              March 31,        December 31,
                                                1999               1998
                                           ----------------  ------------------
                                           (In thousands, except share data)
ASSETS
Cash and cash equivalents................  $        110,846   $         20,410
Accounts receivable, net of allowance for
 doubtful accounts of $47,289 in 1999 and
 $41,201 in 1998.........................           260,445            233,282
Inventory................................            98,794             70,994
Prepaid expenses and other assets........            98,161             59,395
Rental equipment, net....................         1,237,583          1,143,006
Property and equipment, net..............           202,655            185,511
Intangible assets, net of accumulated
 amortization of $20,807 in 1999 and
 $14,520 in 1998.........................         1,045,100            922,065
                                           ----------------   ----------------
                                           $      3,053,584   $      2,634,663
                                           ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable.......................  $        197,601   $        121,940
  Debt...................................         1,260,545          1,314,574
  Deferred income taxes..................            50,756             43,560
  Accrued expenses and other
   liabilities...........................           129,601            128,359
                                           ----------------   ----------------
    Total liabilities....................         1,638,503          1,608,433
Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust......................           300,000            300,000
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized, no shares
   issued and outstanding................
  Series A perpetual convertible
   preferred stock--$.01 par value,
   $300,000,000 liquidation preference,
   300,000 shares authorized, issued and
   outstanding in 1999...................                 3
  Common stock--$.01 par value,
   500,000,000 shares authorized in 1999
   and 1998, 71,561,838 in 1999 and
   68,427,999 in 1998 shares issued and
   outstanding...........................               715                684
  Additional paid-in capital.............         1,061,632            689,018
  Retained earnings......................            53,034             36,809
  Accumulated other comprehensive
   income................................              (303)              (281)
                                           ----------------   ----------------
    Total stockholders' equity...........         1,115,081            726,230
                                           ----------------   ----------------
                                           $      3,053,584   $      2,634,663
                                           ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In thousands,
                                                           except per share
                                                                 data)
Revenues:
 Equipment rentals......................................  $ 288,385  $ 126,611
 Sales of rental equipment..............................     35,943     16,048
 Sales of new equipment, merchandise and other
  revenues..............................................     67,981     28,482
                                                          ---------  ---------
Total revenues..........................................    392,309    171,141
Cost of revenues:
 Cost of equipment rentals, excluding depreciation......    125,819     63,196
 Depreciation of rental equipment.......................     59,113     29,280
 Cost of rental equipment sales.........................     20,842      8,014
 Cost of new equipment and merchandise sales and other
  operating costs.......................................     52,544     22,740
                                                          ---------  ---------
Total cost of revenues..................................    258,318    123,230
                                                          ---------  ---------
Gross profit............................................    133,991     47,911
Selling, general and administrative expenses............     65,260     26,154
Non-rental depreciation and amortization................     12,170      5,496
                                                          ---------  ---------
Operating income........................................     56,561     16,261
Interest expense........................................     24,373      5,787
Preferred dividends of a subsidiary trust...............      4,875
Other (income) expense, net.............................       (206)      (796)
                                                          ---------  ---------
Income before provision for income taxes................     27,519     11,270
Provision for income taxes..............................     11,294      4,566
                                                          ---------  ---------
Net income..............................................  $  16,225  $   6,704
                                                          =========  =========
Basic earnings per share................................  $    0.24  $    0.11
                                                          =========  =========
Diluted earnings per share..............................  $    0.18  $    0.11
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                 Series A
                          Perpetual Convertible
                             Preferred Stock         Common Stock
                          ---------------------    -----------------
                                                                                                        Accumulated
                                                                     Additional                            Other
                             Number                  Number           Paid-in   Retained Comprehensive Comprehensive
                           of Shares     Amount    of Shares  Amount  Capital   Earnings    Income        Income
                          ------------  ---------  ---------- ------ ---------- -------- ------------- -------------
                                                     (In thousands, except share data)
Balance, December 31,
 1998...................                           68,427,999  $684  $  689,018 $36,809                    $(281)
Comprehensive income:
 Net income.............                                                         16,225     $16,225
 Other comprehensive
  income:
 Foreign currency
  translation
  adjustments...........                                                                        (22)        (22)
                                                                                            -------
Comprehensive income....                                                                    $16,203
                                                                                            =======
Issuance of Series A
 perpetual convertible
 preferred stock........        300,000  $      3                       286,997
Issuance of common
 stock..................                            2,292,069    23      65,175
Exercise of common stock
 options................                              841,770     8      20,442
                           ------------  --------  ----------  ----  ---------- -------                    -----
Balance, March 31,
 1999...................        300,000  $      3  71,561,838  $715  $1,061,632 $53,034                    $(303)
                           ============  ========  ==========  ====  ========== =======                    =====



  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            1999      1998
                                                          --------  ---------
                                                            (In thousands)
Cash Flows From Operating Activities:
Net income............................................... $ 16,225  $   6,704
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization...........................   71,283     34,776
 Amortization of original issue discount and deferred
  financing fees.........................................      890
 Gain on sale of rental equipment........................  (15,101)    (8,034)
 Deferred income taxes...................................    7,115      1,115
 Changes in operating assets and liabilities:
 Accounts receivable.....................................  (15,025)      (133)
 Inventory...............................................  (21,930)    (2,333)
 Prepaid expenses and other assets.......................  (15,485)    (4,519)
 Accounts payable........................................   68,463      9,883
 Accrued expenses and other liabilities..................       14     (2,246)
                                                          --------  ---------
     Net cash provided by operating activities...........   96,449     35,213
Cash Flows From Investing Activities:
Purchases of rental equipment............................ (114,990)   (91,498)
Purchases of property and equipment......................  (25,809)   (15,937)
Proceeds from sales of rental equipment..................   35,943     16,048
In-process acquisition costs.............................     (585)      (759)
Payment of contingent purchase price.....................     (661)
Purchases of other companies............................. (144,046)  (146,240)
                                                          --------  ---------
     Net cash used in investing activities............... (250,148)  (238,386)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance
 costs...................................................   65,198    206,707
Proceeds from issuance of Series A Preferred, net of
 issuance costs..........................................  287,000
Proceeds from debt.......................................  444,971    210,625
Payments of debt......................................... (548,784)  (224,065)
Payment of debt financing costs..........................   (4,250)      (655)
Distribution to stockholders.............................                 (79)
                                                          --------  ---------
     Net cash provided by financing activities...........  244,135    192,533
                                                          --------  ---------
Net increase (decrease) in cash and cash equivalents.....   90,436    (10,640)
Cash and cash equivalents at beginning of period.........   20,410     72,411
                                                          --------  ---------
Cash and cash equivalents at end of period............... $110,846  $  61,771
                                                          ========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest................................... $ 23,648  $   4,798
Cash paid for income taxes............................... $  2,942  $   3,488
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed certain
 liabilities of other companies as follows:
 Assets, net of cash acquired............................ $210,818  $ 287,878
 Liabilities assumed.....................................  (62,377)  (123,821)
 Less:
   Amounts paid in common stock and warrants.............             (17,817)
   Amounts paid through issuance of debt.................   (4,395)
                                                          --------  ---------
     Net cash paid....................................... $144,046  $ 146,240
                                                          ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       March 31,   December 31,
                                                          1999         1998
                                                       ----------  ------------
                                                        (In thousands, except
                                                             share data)
ASSETS
Cash and cash equivalents............................  $  119,709   $   20,410
Accounts receivable, net of allowance for doubtful
 accounts of $47,289 in 1999 and $41,201 in 1998.....     260,445      233,282
Inventory............................................      98,794       70,994
Prepaid expenses and other assets....................      23,027       43,176
Rental equipment, net................................   1,237,583    1,143,006
Property and equipment, net..........................     185,573      170,537
Intangible assets, net of accumulated amortization of
 $20,807 in 1999 and $14,520 in 1998.................   1,045,100      922,065
                                                       ----------   ----------
                                                       $2,970,231   $2,603,470
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable...................................  $  177,092   $  108,426
  Debt...............................................   1,260,545    1,314,574
  Deferred income taxes..............................      50,756       43,560
  Accrued expenses and other liabilities.............      93,636      115,558
                                                       ----------   ----------
    Total liabilities................................   1,582,029    1,582,118
Commitments and contingencies
Stockholder's equity:
  Common stock--$0.01 par value, 3,000 shares
   authorized, 1,000 shares issued and outstanding...
  Additional paid-in capital.........................   1,336,543      984,345
  Retained earnings..................................      51,962       37,288
  Accumulated other comprehensive income.............        (303)        (281)
                                                       ----------   ----------
    Total stockholder's equity.......................   1,388,202    1,021,352
                                                       ----------   ----------
                                                       $2,970,231   $2,603,470
                                                       ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In thousands)
Revenues:
  Equipment rentals...................................... $ 288,385  $ 126,611
  Sales of rental equipment..............................    35,943     16,048
  Sales of new equipment, merchandise and other reve-
   nues..................................................    67,981     28,482
                                                          ---------  ---------
Total revenues...........................................   392,309    171,141
Cost of revenues:
  Cost of equipment rentals, excluding depreciation......   125,819     63,196
  Depreciation of rental equipment.......................    59,113     29,280
  Cost of rental equipment sales.........................    20,842      8,014
  Cost of new equipment and merchandise sales and other
   operating costs.......................................    52,544     22,740
                                                          ---------  ---------
Total cost of revenues...................................   258,318    123,230
                                                          ---------  ---------
Gross profit.............................................   133,991     47,911
Selling, general and administrative expenses.............    65,260     26,154
Non-rental depreciation and amortization.................    11,646      5,496
                                                          ---------  ---------
Operating income.........................................    57,085     16,261
Interest expense.........................................    24,373      5,787
Other (income) expense, net..............................      (346)      (796)
                                                          ---------  ---------
Income before provision for income taxes.................    33,058     11,270
Provision for income taxes...............................    13,509      4,566
                                                          ---------  ---------
Net income............................................... $  19,549  $   6,704
                                                          =========  =========





  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                            Common Stock
                          ---------------- Additional                             Accumulated
                           Number           Paid-In   Retained  Comprehensive Other Comprehensive
                          of Shares Amount  Capital   Earnings     Income           Income
                          --------- ------ ---------- --------  ------------- -------------------
                                  (In thousands, except share data)
Balance, December 31,
 1998...................    1,000          $  984,345 $37,288                       $(281)
Comprehensive income:
 Net income.............                               19,549      $19,549
 Other comprehensive
  income:
  Foreign currency
   translation
   adjustments..........                                               (22)            (22)
                                                                   -------
Comprehensive income....                                           $19,527
                                                                   =======
Contributed capital from
 parent.................                      352,198
Dividend distribution to
 parent.................                               (4,875)
                            -----    ---   ---------- -------                       ------
Balance, March 31,
 1999...................    1,000          $1,336,543 $51,962                       $(303)
                            =====    ===   ========== =======                       ======



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            1999      1998
                                                          --------  ---------
                                                            (In thousands)
Cash Flows From Operating Activities:
Net income............................................... $ 19,549  $   6,704
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization...........................   70,759     34,776
 Amortization of original issue discount and deferred
  financing fees.........................................      890
 Gain on sale of rental equipment........................  (15,101)    (8,034)
 Deferred income taxes...................................    7,115      1,115
 Changes in operating assets and liabilities:
 Accounts receivable.....................................  (15,025)      (133)
 Inventory...............................................  (21,930)    (2,333)
 Prepaid expenses and other assets.......................   26,586     (4,519)
 Accounts payable........................................   61,468      9,883
 Accrued expenses and other liabilities..................  (26,756)    (2,246)
                                                          --------  ---------
   Net cash provided by operating activities.............  107,555     35,213
Cash Flows From Investing Activities:
Purchases of rental equipment............................ (114,990)   (91,498)
Purchases of property and equipment......................  (23,177)   (15,937)
Proceeds from sales of rental equipment..................   35,943     16,048
In-process acquisition costs.............................     (585)      (759)
Payment of contingent purchase price.....................     (661)
Purchases of other companies............................. (144,046)  (146,240)
                                                          --------  ---------
   Net cash used in investing activities................. (247,516)  (238,386)
Cash Flows From Financing Activities:
Proceeds from debt.......................................  444,971    210,625
Payments of debt......................................... (548,784)  (224,065)
Payment of debt financing costs..........................   (4,250)      (655)
Capital contribution by parent...........................  352,198    206,707
Dividend distribution to parent..........................   (4,875)       (79)
                                                          --------  ---------
   Net cash provided by financing activities.............  239,260    192,533
                                                          --------  ---------
Net increase (decrease) in cash and cash equivalents.....   99,299    (10,640)
Cash and cash equivalents at beginning of period.........   20,410     72,411
                                                          --------  ---------
Cash and cash equivalents at end of period............... $119,709  $  61,771
                                                          ========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest................................... $ 23,648  $   4,798
Cash paid for income taxes............................... $  2,942  $   3,488
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed certain
 liabilities of other companies as follows:
 Assets, net of cash acquired............................ $210,818  $ 287,878
 Liabilities assumed.....................................  (62,377)  (123,821)
 Less:
   Amounts paid in common stock and warrants by parent...             (17,817)
   Amounts paid through issuance of debt.................   (4,395)
                                                          --------  ---------
     Net cash paid....................................... $144,046  $ 146,240
                                                          ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

General

  United Rentals, Inc., is principally a holding company ("Holdings") and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. URI was incorporated in August 1997, initially capitalized in September 1997 and commenced equipment rental operations in October 1997. Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to "United Rentals" or the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to URI and its subsidiaries, with respect to periods prior to the reorganization. Separate footnote information is not presented for the financial statements of URI and subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of URI and its subsidiaries as they are wholly owned subsidiaries of Holdings.

  The Company's consolidated statement of operations and statement of cash flows for the three month period ended March 31, 1998, have been restated to include the accounts of certain acquisitions completed in 1998 that were accounted for as poolings-of-interests (See Note 2).

  The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company is required to adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

2.Acquisitions

Acquisitions Accounted for as Poolings-of-Interests

  On August 24, 1998, the Company issued 2,744,368 shares of its common stock for all of the outstanding shares of common stock of Rental Tools and Equipment Co. ("Rental Tools"). This transaction was accounted for as a pooling-of-interests and, accordingly, the consolidated statements of operations and cash flows for the three month period ended March 31, 1998 were restated to include the accounts of Rental Tools.

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

                             UNITED RENTALS, INC.

  On September 29, 1998, a merger (the "Merger") of United Rentals, Inc. and U.S. Rentals, Inc. ("U.S. Rentals") was completed. The Merger was effected by having a wholly owned subsidiary of United Rentals, Inc. merge with and into U.S. Rentals. Following the Merger, United Rentals, Inc. contributed the capital stock of U.S. Rentals to URI, a wholly owned subsidiary of United Rentals, Inc. Pursuant to the Merger, each outstanding share of common stock of U.S. Rentals was converted into the right to receive 0.9625 of a share of common stock of United Rentals, Inc. An aggregate of approximately 29.6 million shares of United Rentals, Inc. common stock were issued in the Merger in exchange for the outstanding shares of U.S. Rentals common stock. The Merger was accounted for as a pooling-of-interests and, accordingly, the consolidated statements of operations and cash flows for the three month period ended March 31, 1998 were restated to include the accounts of U.S. Rentals.

Acquisitions Accounted for as Purchases

  During the three months ended March 31, 1999, the Company completed 21 acquisitions that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

  The aggregate initial consideration paid by the Company for such acquisitions that were accounted for as purchases was $138.9 million and consisted of approximately $134.5 million in cash and $4.4 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $49.8 million. The Company also agreed in connection with three of such acquisitions to pay additional amounts to the former owners based upon specified future revenues and/or new store openings. Such amounts are limited to a specified maximum amount which varies from $100,000 to $200,000, with the average being $133,000.

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

  The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the three months ended March 31, 1999 and 1998 as though (i) each acquisition summarized above which was consummated during the three months ended March 31, 1999, was made on January 1, 1999, in the case of the results for the three months ended March 31, 1999, and (ii) each acquisition which was consummated during the period January 1, 1998 to March 31, 1999 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K was made on January 1, 1998 in the case of the results for the three months ended March 31, 1998 (in thousands, except per share data):

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
     Revenues.............................................. $ 404,436 $ 330,632
     Net income............................................    16,089     7,039
     Basic earnings per share.............................. $    0.23 $    0.11
     Diluted earnings per share............................ $    0.18 $    0.11

  The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

                             UNITED RENTALS, INC.

3. Revolving Credit Facility

  URI obtained a credit facility (the "Credit Facility") dated as of September 29, 1998, with a group of financial institutions. The Credit Facility enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $772.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. There was no indebtedness outstanding under the Credit Facility at March 31, 1999.

4.Senior Subordinated Notes

  On March 23, 1999, URI issued $250 million aggregate principal amount of 9% Senior Subordinated Notes which are due April 1, 2009. URI used approximately $102.0 million of the net proceeds from the sale of such notes to repay all of the then outstanding indebtedness under the Credit Facility and used the balance of such net proceeds from this offering for acquisitions, capital expenditures and general corporate purposes.

5. Issuance Of Series A Perpetual Convertible Preferred Stock

  On January 7, 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred"). The net proceeds from the sale of the Series A Preferred were approximately $287.0 million. Holdings contributed such net proceeds to URI and URI used such net proceeds to repay all of the then outstanding indebtedness under the Credit Facility. The Series A Preferred is convertible into 12,000,000 shares of Holdings common stock at $25 per share based upon the liquidation preference of $1,000 per share of Series A Preferred, subject to adjustment.

6. Common Stock

  On March 9, 1999, Holdings completed a public offering of 2,290,000 shares of common stock. The net proceeds to the Company from this offering were approximately $64.8 million (after deducting underwriting discounts and estimated offering expenses). Holdings contributed such net proceeds to URI and URI used such net proceeds to repay outstanding indebtedness under the Credit Facility.

7. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  Three Months
                                                                     Ended
                                                                   March 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
     Numerator:
       Net income..............................................  $16,225 $6,704
                                                                 ======= ======
     Denominator:
       Denominator for basic earnings per share weighted-aver-
        age shares.............................................   69,012 58,622
       Effect of dilutive securities:
         Employee stock options................................    5,499  1,179
         Warrants..............................................    4,430  3,731
         Series A Preferred....................................   12,000
                                                                 ------- ------
       Denominator for diluted earnings per share--adjusted
        weighted-average shares................................   90,941 63,532
                                                                 ======= ======
     Basic earnings per share..................................  $  0.24 $ 0.11
                                                                 ======= ======
     Diluted earnings per share................................  $  0.18 $ 0.11
                                                                 ======= ======

                             UNITED RENTALS, INC.

8. Condensed Consolidating Financial Information Of Guarantor Subsidiaries

  Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). All expenses incurred by URI have been charged by URI to its guarantor and non guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management has determined that such information would not be material to investors. However, condensed consolidating financial information as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                  March 31, 1999
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
ASSETS
Cash and cash equiva-
 lents..................  $   96,236  $   21,275   $   2,198                  $  119,709
Accounts receivable,
 net....................                 243,287      17,158                     260,445
Intercompany receivable
 (payable)..............   1,042,152    (925,760)   (116,392)
Inventory...............                  91,005       7,789                      98,794
Prepaid expenses and
 other assets...........      17,673                   5,354                      23,027
Rental equipment, net...               1,163,447      74,136                   1,237,583
Property and equipment,
 net....................                 178,659       6,914                     185,573
Investment in subsidiar-
 ies....................   1,468,016                           $(1,468,016)
Intangible assets, net..                 965,107      79,993                   1,045,100
                          ----------  ----------   ---------   -----------    ----------
                          $2,624,077  $1,737,020   $  77,150   $(1,468,016)   $2,970,231
                          ==========  ==========   =========   ===========    ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......  $    5,157  $  160,114   $  11,821                  $  177,092
 Debt...................   1,232,372      23,315       4,858                   1,260,545
 Deferred income tax-
  es....................                  44,158       6,598                      50,756
 Accrued expenses and
  other liabilities.....      17,466      73,847       2,323                      93,636
                          ----------  ----------   ---------   -----------    ----------
   Total liabilities....   1,254,995     301,434      25,600                   1,582,029
Commitments and contin-
 gencies
Stockholder's equity:
Common stock............
Additional paid-in capi-
 tal....................   1,317,120   1,381,689      48,913   $(1,411,179)    1,336,543
Retained earnings.......      51,962      53,897       2,940       (56,837)       51,962
Accumulated other com-
 prehensive income......                                (303)                       (303)
                          ----------  ----------   ---------   -----------    ----------
   Total stockholder's
    equity..............   1,369,082   1,435,586      51,550    (1,468,016)    1,388,202
                          ----------  ----------   ---------   -----------    ----------
                          $2,624,077  $1,737,020   $ 77,150    $(1,468,016)   $2,970,231
                          ==========  ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                December 31, 1998
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
Assets
Cash and cash equiva-
 lents..................  $    1,774  $   16,257    $ 2,379                   $   20,410
Accounts receivable,
 net....................                 218,285     14,997                      233,282
Intercompany receivable
 (payable)..............     898,641    (820,958)   (77,683)
Inventory...............                  65,401      5,593                       70,994
Prepaid expenses and
 other assets...........      30,963      10,816      1,397                       43,176
Rental equipment, net...               1,099,539     43,467                    1,143,006
Property and equipment,
 net....................                 165,803      4,734                      170,537
Investment in subsidiar-
 ies....................   1,390,706                           $(1,390,706)
Intangible assets, net..          29     867,061     54,975                      922,065
                          ----------  ----------    -------    -----------    ----------
                          $2,322,113  $1,622,204    $49,859    $(1,390,706)   $2,603,470
                          ==========  ==========    =======    ===========    ==========
Liabilities And Stock-
 holder's Equity
Liabilities:
 Accounts payable.......  $    3,250  $   98,680    $ 6,496                   $  108,426
 Debt...................   1,286,118      23,976      4,480                    1,314,574
 Deferred income tax-
  es....................                  43,560                                  43,560
 Accrued expenses and
  other liabilities.....      30,535      82,112      2,911                      115,558
                          ----------  ----------    -------    -----------    ----------
   Total liabilities....   1,319,903     248,328     13,887                    1,582,118
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
 capital................     964,922   1,338,576     34,265    $(1,353,418)      984,345
 Retained earnings......      37,288      35,300      1,988        (37,288)       37,288
 Accumulated other com-
 prehensive income......                               (281)                        (281)
                          ----------  ----------    -------    -----------    ----------
   Total stockholder's
    equity..............   1,002,210   1,373,876     35,972     (1,390,706)    1,021,352
                          ----------  ----------    -------    -----------    ----------
                          $2,322,113  $1,622,204    $49,859    $(1,390,706)   $2,603,470
                          ==========  ==========    =======    ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                   For the Three Months Ended March 31, 1999
                          -----------------------------------------------------------
                                                   Non-
                                   Guarantor    Guarantor                Consolidated
                            URI   Subsidiaries Subsidiaries Eliminations    Total
                            ---   ------------ ------------ ------------ ------------
                                                (In thousands)
Revenues:
  Equipment rentals.....            $275,037     $13,348                   $288,385
  Sales of rental equip-
   ment.................              33,264       2,679                     35,943
  Sales of new equip-
   ment, merchandise and
   other revenues.......              62,845       5,136                     67,981
                          -------   --------     -------      --------     --------
Total revenues..........             371,146      21,163                    392,309
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........             118,630       7,189                    125,819
  Depreciation of rental
   equipment............              56,340       2,773                     59,113
  Cost of rental equip-
   ment sales...........              19,529       1,313                     20,842
  Cost of new equipment
   and merchandise sales
   and other operating
   costs................              48,869       3,675                     52,544
                          -------   --------     -------      --------     --------
Total cost of revenues..             243,368      14,950                    258,318
                          -------   --------     -------      --------     --------
Gross profit............             127,778       6,213                    133,991
Selling, general and ad-
 ministrative
 expenses...............              61,383       3,877                     65,260
Non-rental depreciation
 and amortization.......              11,003         643                     11,646
                          -------   --------     -------      --------     --------
Operating income........              55,392       1,693                     57,085
Interest expense........              24,278          95                     24,373
Other (income) expense,
 net....................                (141)       (205)                      (346)
                          -------   --------     -------      --------     --------
Income before provision
 for income taxes ......              31,255       1,803                     33,058
Provision for income
 taxes..................              12,658         851                     13,509
                          -------   --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........              18,597         952      $(19,549)
Equity in net earnings
 of subsidiaries........  $19,549                                            19,549
                          -------   --------     -------      --------     --------
Net income..............  $19,549   $ 18,597     $   952      $(19,549)    $ 19,549
                          =======   ========     =======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                  For the Three Months Ended March 31, 1998
                          ----------------------------------------------------------
                                                  Non-
                                  Guarantor    Guarantor                Consolidated
                           URI   Subsidiaries Subsidiaries Eliminations    Total
                           ---   ------------ ------------ ------------ ------------
                                                (In thousands)
Revenues:
  Equipment rentals.....           $124,345      $2,266                   $126,611
  Sales of rental equip-
   ment.................             15,534         514                     16,048
  Sales of new equip-
   ment, merchandise and
   other revenues.......             26,953       1,529                     28,482
                          ------   --------      ------      -------      --------
Total revenues..........            166,832       4,309                    171,141
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........             61,820       1,376                     63,196
  Depreciation of rental
   equipment............             28,701         579                     29,280
  Cost of rental equip-
   ment sales...........              7,606         408                      8,014
  Cost of new equipment
   and merchandise sales
   and other operating
   costs................             21,412       1,328                     22,740
                          ------   --------      ------      -------      --------
Total cost of revenues..            119,539       3,691                    123,230
                          ------   --------      ------      -------      --------
Gross profit............             47,293         618                     47,911
Selling, general and ad-
 ministrative
 expenses...............             25,468         686                     26,154
Non-rental depreciation
 and amortization.......              5,419          77                      5,496
                          ------   --------      ------      -------      --------
Operating income
 (loss).................             16,406        (145)                    16,261
Interest expense........              5,741          46                      5,787
Other (income) expense,
 net....................               (795)         (1)                      (796)
                          ------   --------      ------      -------      --------
Income (loss) before
 provision for
 income taxes ..........             11,460        (190)                    11,270
Provision for income
 taxes..................              4,643         (77)                     4,566
                          ------   --------      ------      -------      --------
Income (loss) before eq-
 uity in net earnings of
 subsidiaries...........              6,817        (113)     $(6,704)
Equity in net earnings
 of subsidiaries........  $6,704                                             6,704
                          ------   --------      ------      -------      --------
Net income (loss).......  $6,704   $  6,817      $ (113)     $(6,704)     $  6,704
                          ======   ========      ======      =======      ========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                     For the Three Months Ended March 31, 1999
                          ----------------------------------------------------------------
                                       Guarantor   Non-guarantor
                             URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $    (752)   $ 98,711       $ 9,596                  $ 107,555
Cash flows from
 investing activities:
 Purchase of rental
  equipment.............               (103,437)      (11,553)                  (114,990)
 Purchase of property
  and equipment.........                (22,935)         (242)                   (23,177)
 Proceeds from sales of
  rental equipment......                 33,264         2,679                     35,943
 In-process acquisition
  costs.................                   (585)                                    (585)
 Payment of contingent
  purchase price........                                 (661)                      (661)
 Purchase of other
  companies.............   (144,046)                                            (144,046)
                          ---------    --------       -------        ----      ---------
   Net cash used in
    investing
    activities..........   (144,046)    (93,693)       (9,777)                  (247,516)
Cash flows from
 financing activities:
 Proceeds from debt.....    444,971                                              444,971
 Payments of debt.......   (548,784)                                            (548,784)
 Payment of debt
  financing costs.......     (4,250)                                              (4,250)
 Capital contribution
  by parent.............    352,198                                              352,198
 Dividend distribution
  to parent.............    (4,875)                                              (4,875)
                          ---------    --------       -------        ----      ---------
   Net cash provided by
    financing
    activities..........    239,260                                              239,260
 Net increase
  (decrease) in cash
  and cash
  equivalents...........     94,462       5,018          (181)                    99,299
 Cash and cash
  equivalents at
  beginning of period...      1,774      16,257         2,379                     20,410
                          ---------    --------       -------        ----      ---------
 Cash and cash
  equivalents at end of
  period................  $  96,236    $ 21,275       $ 2,198                  $ 119,709
                          =========    ========       =======        ====      =========
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  period:
   Interest.............  $  21,099    $  2,454       $    95                  $  23,648
   Income taxes.........               $  1,620       $ 1,322                  $   2,942
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 210,818                                            $ 210,818
 Liabilities assumed....    (62,377)                                             (62,377)
 Less:
   Amounts paid through
    issuance of debt....     (4,395)                                              (4,395)
                          ---------    --------       -------        ----      ---------
     Net cash paid......  $ 144,046                                            $ 144,046
                          =========    ========       =======        ====      =========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                     For the Three Months Ended March 31, 1998
                          ----------------------------------------------------------------
                                       Guarantor   Non-guarantor
                             URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $  (9,301)   $ 42,819       $ 1,695                  $  35,213
Cash flows from
 investing activities:
 Purchase of rental
  equipment.............                (90,212)       (1,286)                   (91,498)
 Purchase of property
  and equipment.........                (15,937)                                 (15,937)
 Proceeds from sales of
  rental equipment......                 15,534           514                     16,048
 In-process acquisition
  costs.................                   (759)                                    (759)
 Purchase of other
  companies.............   (138,170)     (8,070)                                (146,240)
                          ---------    --------       -------        ----      ---------
   Net cash used in
    investing
    activities..........   (138,170)    (99,444)         (772)                  (238,386)
Cash flows from
 financing activities:
 Proceeds from debt.....    132,675      61,049        16,901                    210,625
 Payments of debt.......   (204,828)     (1,413)      (17,824)                  (224,065)
 Payment of debt
  financing costs.......       (655)                                                (655)
 Capital contribution
  by parent.............    206,456         251                                  206,707
 Dividend distribution
  to parent.............                    (79)                                     (79)
                          ---------    --------       -------        ----      ---------
   Net cash provided by
    (used in) financing
    activities..........    133,648      59,808          (923)                   192,533
 Net increase
  (decrease) in cash
  and cash
  equivalents...........    (13,823)      3,183                                  (10,640)
 Cash and cash
  equivalents at
  beginning of period...     68,608       3,803                                   72,411
                          ---------    --------       -------        ----      ---------
 Cash and cash
  equivalents at end of
  period................  $  54,785    $  6,986                                $  61,771
                          =========    ========       =======        ====      =========
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  period:
   Interest.............  $   1,066    $  3,686       $    46                  $   4,798
   Income taxes.........  $     107    $  3,381                                $   3,488
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 279,808    $  8,070                                $ 287,878
 Liabilities assumed....   (123,821)                                            (123,821)
 Less:
   Amounts paid in
    common stock and
    warrants by parent..    (17,817)                                             (17,817)
                          ---------    --------       -------        ----      ---------
     Net cash paid......  $ 138,170    $  8,070                                $ 146,240
                          =========    ========       =======        ====      =========

9. Subsequent Events

 Completed Acquisitions

  Subsequent to March 31, 1999 (through May 4, 1999), the Company completed the acquisitions of six equipment rental companies. The aggregate consideration paid by the Company for these acquisitions was $14.2 million in cash. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $5.5 million. The Company funded the consideration for these acquisitions with borrowings under the Company's revolving credit facility.

                             UNITED RENTALS, INC.

Tender Offer for Rental Service Corporation

  On April 5, 1999, the Company, though its wholly owned subsidiary, UR Acquisition Corporation ("UR Acquisition"), commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of Rental Service Corporation, a Delaware corporation ("Rental Service"), at a price of $22.75 per share, net to the seller in cash, without interest. The terms and conditions of such offer are set forth in a Schedule 14D-1 Tender Offer Statement, as amended, that has been filed by the Company with the SEC pursuant to Section 14(d)(1) of the Securities Exchange Act. The purpose of this offer and a related proposed second-step merger is to enable the Company to acquire control of, and ultimately the entire equity interest in, Rental Service. The Company cannot at this time predict whether the Company will succeed in acquiring Rental Service.

  In connection with the tender offer, the Company entered into a commitment letter with Goldman Sachs Credit Partners L.P. ("GSCP"), pursuant to which GSCP has committed to provide the Company with financing in an aggregate amount of up to $2 billion. Such commitment is subject to a number of customary conditions including, among others, the tender offer being completed and neither the Company nor Rental Service experiencing a material adverse change affecting its general affairs, prospects, financial position, stockholders' equity or results of operations.

  The Company expects to use the proceeds of the financing under the commitment letter to purchase shares of Rental Service pursuant to the Offer, to refinance certain of its existing debt and for other corporate purposes. The Company estimates that the net increase in its aggregate indebtedness would be approximately $1.46 billion as a result of obtaining the financing contemplated by the commitment letter.

Litigation Relating to the Tender Offer

  On April 5, 1999, United Rentals and UR Acquisition filed a complaint against Rental Service, the members of the Rental Service Board of Directors (the "Rental Service Board") and NationsRent, Inc. ("NationsRent") (the "Delaware Litigation") in the Chancery Court of the State of Delaware (the "Delaware Court"), alleging, among other things, breaches of fiduciary duties by the Rental Service Board in connection with the Agreement and Plan of Merger, dated as of January 20, 1999, between Rental Service and NationsRent (the "NationsRent Merger Agreement"). The complaint seeks an order, among other things, (i) invalidating the option Rental Service granted NationsRent to purchase approximately 19.9% of Rental Service's common stock in certain circumstances (the "NationsRent Option") and the termination fee payable by Rental Service to NationsRent if the NationsRent Merger Agreement is terminated under certain circumstances (the "NationsRent Termination Fee") and
(ii) compelling the Rental Service Board to approve the Offer and the proposed merger with United Rentals (the "Proposed United Rentals Merger") for purposes of Section 203 of the Delaware General Corporation Law (the "DGCL"). United Rentals believes that the Rental Service Board has violated its fiduciary duty to act to maximize the value obtained for all Rental Service stockholders by agreeing to the NationsRent Option and the NationsRent Termination Fee which are designed to inhibit, among other things, a superior offer for Rental Service from United Rentals or anyone else. On April 8, 1999, the Delaware Court granted United Rentals' motion for expedited discovery and set May 17, 1999 for a hearing to consider plaintiffs' motion for a preliminary injunction in connection with the foregoing.

  On April 7, 1999, United Rentals also commenced litigation against Rental Service, NationsRent and James L. Kirk, the Chairman and Chief Executive Officer of NationsRent, in the United States District Court for the District of Connecticut (the "Connecticut Court") alleging, among other things, violations of the federal proxy and tender offer rules (the "Connecticut Litigation"). United Rentals believes that certain statements made by officers of both Rental Service and NationsRent following the announcement of the Offer by United Rentals were in violation of the federal proxy and tender offer rules.

  On April 16, 1999, Rental Service (i) answered the complaint filed by United Rentals with respect to the Connecticut Litigation, and (ii) filed a counterclaim (collectively with the answer described in the previous clause

                             UNITED RENTALS, INC.

(i), the "Counterclaim") against United Rentals seeking declaratory and injunctive relief from the Connecticut Court. The Counterclaim alleges, among other things, that United Rentals violated Sections 14(d) and 14(e) of the Securities and Exchange Act, by allegedly misstating, concealing and failing to adequately disclose certain material terms of the Offer relating to the financing thereof. In the Counterclaim, Rental Service claimed that United Rentals and its representatives have stated that the Offer is "fully financed" and provides "certainty" while allegedly failing to state that the Offer is subject to what Rental Service claims is a financing condition. The Counterclaim further alleges that United Rentals' alleged effort to conceal the "financing condition" and "financing uncertainty" deprives Rental Service's stockholders of the protections of Section 14(e) of the Securities and Exchange Act and, among other things, seeks to enjoin the Offer and compel United Rentals to make corrective disclosures. On April 20, 1999, Rental Service filed a motion for a preliminary injunction in the Connecticut Litigation to prevent United Rentals from proceeding with the Offer (the "Preliminary Injunction") on the basis of the allegations set forth in the Counterclaim as described above.

  On April 20, 1999, United Rentals filed a motion to dismiss the Counterclaim and a supporting memorandum of law (collectively, the "Motion to Dismiss") with respect to the Connecticut Litigation. In the Motion to Dismiss, United Rentals argues that the Connecticut Court should dismiss the Counterclaim because United Rentals has received a commitment letter (the "Commitment Letter") from Goldman Sachs Credit Partners L.P., a copy of which has been filed as an exhibit to United Rentals' Tender Offer Statement on Schedule 14D-1, and, as such, United Rentals considers the Offer to be "fully financed." As disclosed in the Offer to Purchase dated April 5, 1999 (together with any amendments or supplements thereto the "Offer to Purchase"), the Offer is subject to United Rentals receiving the funds contemplated by the Commitment Letter; however, the Offer is not subject to United Rentals seeking any other commitment for, or sources of, any financing necessary to consummate the Offer and the Proposed United Rentals Merger. While Rental Service alleges that United Rentals failed to prominently state that the Offer is subject to a financing condition, the "Introduction" to the Offer to Purchase states that the Offer is conditioned on "receipt of the financing pursuant to the Commitment Letter" and the customary conditions to the Commitment Letter are summarized in "Section 10--Source and Amount of Funds" of the Offer to Purchase. As a result of the foregoing, United Rentals believes (i) its Motion to Dismiss should be granted and (ii) the Counterclaim and the Preliminary Injunction are without merit, and United Rentals intends to vigorously defend itself against these actions.

  On April 22, 1999, Rental Service filed an amended counterclaim (the "Amended Counterclaim") in the Connecticut Court alleging violations of the Clayton Act and seeking, by way of a preliminary injunction, to enjoin United Rentals from attempting to elect six United Rentals officers and/or directors originally nominated by United Rentals to the Rental Service Board. The Amended Counterclaim alleges that if United Rentals succeeded in electing such officers and directors to the Rental Service Board, interlocking directorships would exist among competing corporations in violation of the Clayton Act. United Rentals believes the Amended Counterclaim and motion for preliminary injunction are without merit and intends to vigorously defend against such motion. However, United Rentals believes that it is in the best interests of Rental Service stockholders that United Rentals be able to move forward expeditiously with its solicitation of consents and afford Rental Service stockholders the opportunity to act on the proposals set forth in United Rentals' consent solicitation statement. Accordingly, in order to avoid delay in the consent solicitation as a result of the allegations presented in the Amended Counterclaim, each nominee originally designated by United Rentals who is an officer and/or a director of United Rentals has withdrawn as a nominee, and a total of nine persons who are not directors or officers of United Rentals or its affiliates have been designated by United Rentals as nominees to the Rental Service Board.

  On April 30, 1999, NationsRent filed a complaint against United Rentals, UR Acquisition, Bradley S. Jacobs, John N. Milne and Goldman, Sachs & Co. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the "Florida Litigation") seeking injunctive and other relief against United Rentals and to enjoin United Rentals from, among other things, allegedly tortiously interfering with the NationsRent

                             UNITED RENTALS, INC.

Merger Agreement. NationsRent also seeks an unspecified amount of money damages and punitive damages. United Rentals believes the Florida Litigation is without merit, and intends to vigorously defend against this action.

  On May 4, 1999, United Rentals filed a motion for an order restraining NationsRent from prosecuting the Florida Litigation and a supporting memorandum of law in the Delaware Court to restrain NationsRent from further prosecuting the Florida Litigation.

  On May 5, 1999, the Delaware Court, after a hearing, issued a preliminary injunction enjoining NationsRent from taking any further steps in connection with, or proceeding further with, the Florida Litigation until further order of the Delaware Court. As a result of the Delaware Court's ruling, NationsRent was ordered to withdraw its pending motions in the Florida Litigation.

  On May 10, 1999, United Rentals filed its first amended and supplemental complaint (the "First Amended Complaint") with respect to the Delaware Litigation. United Rentals, in the First Amended Complaint, alleges, among other things, breaches of fiduciary duties by the Rental Service Board in connection with the NationsRent Merger Agreement, breach of the duty of candor by Rental Service and the Rental Service Board, breach of fiduciary duties by the Rental Service Board in connection with Section 203 of the DGCL, and that NationsRent has aided and abetted the Rental Service Board in their breaches of fiduciary duty. United Rentals seeks an order, among other things, (i) invalidating the NationsRent Option and the NationsRent Termination Fee, (ii) declaring that the adoption of the Rights Agreement, dated as of April 16, 1999, between Rental Service and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (the "Rights Agreement") and the failure to redeem the rights issued pursuant to the Rights Agreement, each constitute breaches of the fiduciary duties of the Rental Service Board and (iii) compelling the Rental Service Board to approve the Offer and the Proposed United Rentals Merger for purposes of Section 203 of the DGCL.

  On May 11, 1999, NationsRent filed a motion for summary judgment (the "NationsRent Summary Judgment Motion") with respect to the Delaware Litigation. The NationsRent Summary Judgment Motion attempts to dismiss United Rentals' claims against NationsRent set forth in the First Amended Complaint. United Rentals believes the NationsRent Summary Judgment Motion is without merit and intends to vigorously defend against this motion.

  On May 13, 1999, United Rentals filed a memorandum of law in opposition to Rental Service's motion for a preliminary injunction (the "Preliminary Injunction Opposition Motion") with respect to Rental Service's Amended Counterclaim. In the Preliminary Injunction Opposition Motion, United Rentals states that the Connecticut Court should reject Rental Service's motion for a preliminary injunction because Rental Service cannot satisfy any of the standards required to be met for the issuance of a preliminary injunction.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion reviews the Company's operations for the three months ended March 31, 1999 and 1998 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Introduction

  The Company commenced equipment rental operations in October 1997 and has completed 117 acquisitions (through May 4, 1999), including a merger with U.S. Rentals (the "U.S. Rentals Merger") which was completed in September 1998.

  Three of the acquisitions completed by the Company (including the U.S. Rentals Merger) were accounted for as "poolings-of-interests," and the Company's financial statements have been restated to include the accounts of two of the companies acquired in such transactions (but were not restated for one that was not material, which has been combined with the Company effective July 1, 1998). See Note 2 to the Notes to the Unaudited Consolidated Financial Statements of the Company included elsewhere herein. The other 114 acquisitions completed by the Company were accounted for as "purchases". The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1999 and 1998 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

  United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, United Rentals (North America), Inc. ("URI"), and subsidiaries of URI.

General

  The Company primarily derives revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of rental equipment, (iii) the sale of new equipment and (iv) the sale of related merchandise and parts.

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

  Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of intangible assets. The Company's intangible assets include non-compete agreements and goodwill, which represents the excess of the purchase price of acquired companies over the estimated fair market value of the net assets acquired.

Results of Operations

 Three months ended March 31, 1999 and 1998

  Revenues. Total revenues for the first three months of 1999 were $392.3 million, representing an increase of 129.2% over total revenues of $171.1 million for the first three months of 1998. The Company's revenues in the first three months of 1999 and 1998 were attributable to: (i) equipment rental ($288.4 million, or 73.5% of revenues, in the first three months of 1999 compared to $126.6 million, or 74.0% of revenues, in the first three months of 1998), (ii) sales of rental equipment ($35.9 million, or 9.2% of revenues, in the first three months of 1999 compared to $16.0 million, or 9.4% of revenues, in the first three months of 1998) and (iii) sales of new equipment, merchandise and other revenues ($68.0 million, or 17.3% of revenues, in the first three months of 1999 compared to $28.5 million, or 16.6% of revenues, in the first three months of 1998).

  The 129.2% increase in total revenues in the first three months of 1999 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 26.2 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 103.0 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $134.0 million in the first three months of 1999 from $48.0 million in the first three months of 1998. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the first three months of 1999 and 1998 was: (i) equipment rental (35.9% in the first three months of 1999 and 27.0% in the first three months of 1998), (ii) sales of rental equipment (42.0% in the first three months of 1999 and 50.1% in the first three months of 1998) and (iii) sales of new equipment, merchandise and other revenues (22.7% in the first three months of 1999 and 20.2% in the first three months of 1998). The increase in the gross profit margin from rental revenues in the first three months of 1999 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in the first three months of 1999 primarily reflected a shift in mix towards more late-model used equipment, which generally generates lower gross profit margins than somewhat older equipment. The increase in the gross profit margin from sales of new equipment, merchandise and other revenue in the first three months of 1999 primarily reflected the benefits of greater purchasing power and a shift in the sales mix to higher margin items.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $65.3 million, or 16.6% of total revenues, during the first three months of 1999 and $26.2 million, or 15.3% of total revenues, during the first three months of 1998. The increase in SG&A as a percentage of revenues in the first three months of 1999 primarily reflected the additional expenses for management and corporate overhead that the Company incurred as it continued to build the management team and infrastructure required to support its growth strategy.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $12.2 million, or 3.1% of total revenues, in the first three months of 1999 and $5.5 million, or 3.2% of total revenues, in the first three months of 1998. The increase in the dollar amount of non-rental depreciation and amortization in the first three months of 1999 primarily reflected the amortization of goodwill attributable to acquisitions completed subsequent to the first quarter of 1998.

  Interest Expense. Interest expense increased to $24.4 million in the first three months of 1999 from $5.8 million in the first three months of 1998. This increase primarily reflected the fact that the Company's indebtedness significantly increased in 1999, principally to fund acquisitions.

  Preferred Dividends of a Subsidiary Trust. During the first three months of 1999, preferred dividends of a subsidiary trust of Holdings were $4.9 million. These dividends relate to preferred securities issued in August 1998 by such subsidiary trust.

  Other (Income) Expense. Other income was $0.2 million in the first three months of 1999 compared with $0.8 million in the first three months of 1998.

  Income Taxes. Income taxes increased to $11.3 million, or an effective rate of 41.0%, in the first three months of 1999 from $4.6 million, or an effective rate of 40.5%, in the first three months of 1998.

Liquidity and Capital Resources

  Recent Financings

  Set forth below is certain information concerning certain financing transactions completed by the Company in the first quarter of 1999.

  Series A Perpetual Convertible Preferred Stock. In January 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred") to Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. The net proceeds from the sale of the Series A Preferred were approximately $287.0 million (after deducting issuance fees and expenses). For additional information concerning the Series A Preferred see
Item 2 of Part II of this Report.

  Common Stock. During March 1999, Holdings completed a public offering of 2,290,000 shares of its common stock. The net proceeds to the Company from this offering were approximately $64.8 million (after deducting underwriting discounts and estimated offering expenses).

  9% Senior Subordinated Notes. In March 1999, URI sold $250 million aggregate principal amount of 9% Senior Subordinated Notes Due 2009 ("9% Notes") for aggregate consideration of $245.0 million (after deducting the initial purchaser's discount and estimated offering expenses). The 9% Notes are unsecured. URI may, at its option, redeem the 9% Notes on or after April 1, 2004 at specified redemption prices which range from 104.50% in 2004 to 100.00% in 2007 and thereafter. In addition, on or prior to April 1, 2002, URI may, at its option, use the proceeds of a public equity offering by Holdings to redeem up to 35% of the outstanding 9% Notes, at a redemption price of 109.00%. The indenture governing the 9% Notes contains certain restrictive covenants, including (i) limitations on additional indebtedness, (ii) limitations on restricted payments, (iii) limitations on liens, (iv) limitations on dividends and other payment restrictions, (v) limitations on preferred stock of certain subsidiaries, (vi) limitations on transactions with affiliates, (vii) limitations on the disposition of proceeds of asset sales and (viii) limitations on the ability of the Company to consolidate, merge or sell all or substantially all of its assets.

  Sources and Uses of Cash

  During the first three months of 1999, the Company (i) generated cash from operations of approximately $96.4 million, (ii) generated cash from the sale of rental equipment of approximately $35.9 million, (iii) had proceeds of $287.0 million from the sale of the Series A Preferred, (iv) had proceeds of $65.2 million from the issuance of common stock and (v) had proceeds of $245.0 million from the sale of the 9% Notes. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $144.0 million), (ii) purchase rental equipment (approximately $115.0 million) and (iii) purchase other property and equipment (approximately $25.8 million).

  Certain Balance Sheet Changes

  The acquisitions and the equipment purchases made by the Company in the first three months of 1999 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in the following items at March 31, 1999 compared with December 31, 1998: accounts receivable, inventory, prepaid expenses and other assets, rental equipment, property and equipment, intangible assets, accounts payable, and accrued expenses and other liabilities. The financing transactions completed by the Company in the first quarter of 1999 (and the use of a portion of the net proceeds to repay indebtedness) were the principal reasons for (i) the increase in cash and the decrease in debt at March 31, 1999, compared with December 31, 1998 and (ii) the increase in stockholders' equity at March 31, 1999, compared with December 31, 1998.

  Certain Information Concerning the Company's Credit Facility

  URI has a revolving credit facility (the "Credit Facility") that enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $772.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of May 10, 1999, there was $66.0 million of indebtedness outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $2.1 million).

  Cash Requirements Related to Operations

  The Company's principal existing sources of cash are borrowings available under the Credit Facility ($704.4 million available as of May 10, 1999) and cash generated from operations.

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

  The Company estimates that equipment expenditures over the next 12 months will be approximately $475.0 million for the existing operations of the Company. These expenditures are comprised of approximately $255.0 million of expenditures to maintain the average age of the Company's rental fleet and $220.0 million of discretionary expenditures to increase the size of the Company's rental fleet. The Company expects that it will fund such expenditures from a combination of approximately $190.0 million of proceeds expected to be generated from the sale of used equipment, cash generated from operations and, if required, borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of equipment expenditures that will be required in connection with new acquisitions.

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

Tender Offer for Rental Service Corporation

  On April 5, 1999, the Company, through its wholly owned subsidiary, UR Acquisition Corporation ("UR Acquisition), commenced a tender offer to purchase all outstanding shares of common stock of Rental Service Corporation, a Delaware corporation ("Rental Service"), at a price of $22.75 per share, net to the seller in cash, without interest. The terms and conditions of such offer are set forth in a Schedule 14D-1 Tender Offer Statement, as amended, that has been filed by the Company with the SEC pursuant to Section 14(d)(1) of the Securities Exchange Act. The purpose of this offer and a related proposed second-step merger is to enable the Company to acquire control of, and ultimately the entire equity interest in, Rental Service. The Company cannot at this time predict whether it will succeed in acquiring Rental Service.

  The Company estimates that the total amount of funds required to complete the tender offer and proposed second-step merger, refinance certain of its indebtedness and pay the costs and expenses relating to the tender offer and second-step merger is approximately $1.26 billion.

  In connection with the tender offer, the Company entered into a commitment letter with Goldman Sachs Credit Partners L.P. ("GSCP"), pursuant to which GSCP has committed to provide the Company with financing in an aggregate amount of up to $2 billion. Such commitment is subject to a number of customary conditions including, among others, the tender offer being completed and neither the Company nor Rental Service experiencing a material adverse change affecting its general affairs, prospects, financial position, stockholders' equity or results of operations.

  The Company expects to use the proceeds of the financing under the commitment letter to purchase shares of Rental Service pursuant to the tender offer, to refinance certain of its existing debt and for other corporate purposes. The Company estimates that the net increase in its aggregate indebtedness would be approximately $1.46 billion as a result of obtaining the financing contemplated by the commitment letter.

  The Company has capitalized certain direct out-of-pocket expenses relating to the tender offer (such as financing commitment fees, merger and acquisition advisory fees and professional fees). If the Company determines that the acquisition of Rental Service will not be completed, the Company will be required to charge these capitalized costs against earnings. As of May 10, 1999, these capitalized costs amounted to approximately $4.4 million. The Company expects that the aggregate amount of these costs will increase as the Company continues to pursue the tender offer.

Relationship Between Holdings and URI

  Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary URI and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to the Company. The expenses relating to URI's payments to Holdings are reflected on URI's financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on certain preferred securities (the "Trust Preferred Securities") that were issued by a subsidiary trust of Holdings in August 1998.

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

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

  Sensitivity to Changes in Construction and Industrial Activities

  Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in demand for our equipment, which could adversely affect our business. We have identified below certain of the factors which may cause such a downturn, either temporarily or long-term:

  .a general slow-down of the economy;

  .an increase in interest rates; or

  .adverse weather conditions which may temporarily affect a particular region.

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

  Limited Operating History

  We commenced equipment rental operations in October 1997 and have grown through a combination of internal growth and the acquisition of 117 companies (through May 4, 1999), including a merger in September 1998 with U.S. Rentals. Due to the relatively recent commencement of our operations, we have only a limited history upon which you can base an assessment of our business and prospects.

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

  Need to Integrate New Operations. Our ability to realize the expected benefits from completed and future acquisitions depends, in large part, on our ability to integrate new operations with our existing operations in a timely and effective manner. Accordingly, we devote substantial efforts to the integration of new operations. We cannot, however, guarantee that these efforts will always be successful. In addition, under certain circumstances, these efforts could adversely affect our existing operations.

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

  Possible Undiscovered Liabilities of Acquired Companies

  Prior to making an acquisition, we seek to assess the liabilities of the target company that we will become responsible for as a result of the acquisition. Nevertheless, we may fail to discover certain of such liabilities. We seek to reduce our risk relating to these possible hidden liabilities by generally obtaining the agreement of the seller to idemnify and reimburse us in the event that we discover any material hidden liabilities. However, this type of agreement, if obtained, may not fully protect us against hidden liabilities because (1) the seller's obligation to reimburse us is generally limited in duration and/or amount and (2) the seller may not have sufficient financial resources to reimburse us. Furthermore, when we acquire a public company (such as when we acquired U.S. Rentals) we generally do not obtain this type of agreement.

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

  . if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized;

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

  Environmental and Safety Regulations

  There are numerous federal, state and local laws and regulations governing environmental protection and occupational health and safety matters. These include laws and regulations that govern wastewater discharges, the use, treatment, storage and disposal of solid and hazardous wastes and materials, air quality and the remediation of contamination associated with the release of hazardous substances. Under these laws, an owner or lessee of real estate may be liable for, among other things, (1) the costs of removal or remediation of hazardous or toxic substances located on, in, or emanating from, the real estate, as well as related costs of investigation and property damage and substantial penalties, and (2) environmental contamination at facilities where its waste is or has been disposed. These laws often impose liability whether or not the owner or lessee knew of the presence of the hazardous or toxic substances and whether or not the owner or lessee was responsible for these substances. Our activities that are or may be affected by these laws include our use of hazardous materials to clean and maintain equipment and our disposal of solid and hazardous waste and wastewater from equipment washing. We also dispense petroleum products from underground and above-ground storage tanks located at certain rental locations, and at times we must remove or upgrade tanks to comply with applicable laws. Furthermore, we have acquired or lease certain locations which have or may have been contaminated by leakage from underground tanks or other sources and are in the process of assessing the nature of the required remediation. Based on the conditions currently known to us, we believe that any unreserved environmental remediation and compliance costs required with respect to those conditions will not have a material adverse effect on our business. However, we cannot be certain that we will not identify adverse environmental conditions that are not currently known to us, that all potential releases from underground storage tanks removed in the past have been identified, or that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost..

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There has been no material change in these market risks since the end of the fiscal year 1998.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Litigation Relating to the Tender Offer

  On April 5, 1999, United Rentals, Inc. (through its wholly owned subsidiary UR Acquisition Corporation) commenced an offer to purchase all outstanding shares of common stock of Rental Service Corporation, a Delaware corporation ("Rental Service"), at a price of $22.75 per share, net to the seller in cash, without interest. The terms and conditions of such offer (the "Offer") are set forth in a Schedule 14D-1 Tender Offer Statement, as amended, that has been filed by United Rentals with the SEC pursuant to Section 14(d)(1) of the Securities Exchange Act. The purpose of the Offer and a related proposed second-step merger is to enable United Rentals to acquire control of, and ultimately the entire equity interest in, Rental Service. In order to expedite the Offer, United Rentals will seek (by soliciting consents from the stockholders of Rental Service) to remove the existing board of directors of Rental Service and elect a new board nominated by United Rentals. Set forth below is certain information concerning certain legal proceedings relating to the Offer.

  On April 5, 1999, United Rentals filed a complaint against Rental Service, the members of the Rental Service Board of Directors (the "Rental Service Board") and NationsRent (the "Delaware Litigation") in the Chancery Court of the State of Delaware (the "Delaware Court"), alleging, among other things, breaches of fiduciary duties by the Rental Service Board in connection with the Agreement and Plan of Merger, dated as of January 20, 1999, between Rental Service and NationsRent (the "NationsRent Merger Agreement"). The complaint seeks an order, among other things, (i) invalidating the option Rental Service granted NationsRent to purchase approximately 19.9% of Rental Service's common stock in certain circumstances (the "NationsRent Option") and the termination fee payable by Rental Service to NationsRent if the NationsRent Merger Agreement is terminated under certain circumstances (the "NationsRent Termination Fee") and (ii) compelling the Rental Service Board to approve the Offer and the proposed merger with United Rentals (the "Proposed United Rentals Merger") for purposes of Section 203 of the Delaware General Corporation Law (the "DGCL"). United Rentals believes that the Rental Service Board has violated its fiduciary duty to act to maximize the value obtained for all Rental Service stockholders by agreeing to the NationsRent Option and the NationsRent Termination Fee which are designed to inhibit, among other things, a superior offer for Rental Service from United Rentals or anyone else. On April 8, 1999, the Delaware Court granted United Rentals' motion for expedited discovery and set May 17, 1999 for a hearing to consider plaintiffs' motion for a preliminary injunction in connection with the foregoing.

  On April 7, 1999, United Rentals also commenced litigation against Rental Service, NationsRent and James L. Kirk, the Chairman and Chief Executive Officer of NationsRent, in the United States District Court for the District of Connecticut (the "Connecticut Court") alleging, among other things, violations of the federal proxy and tender offer rules (the "Connecticut Litigation"). United Rentals believes that certain statements made by officers of both Rental Service and NationsRent following the announcement of the Offer by United Rentals were in violation of the federal proxy and tender offer rules.

  On April 16, 1999, Rental Service (i) answered the complaint filed by United Rentals with respect to the Connecticut Litigation, and (ii) filed a counterclaim (collectively with the answer described in the previous clause
(i), the "Counterclaim") against United Rentals seeking declaratory and injunctive relief from the Connecticut Court. The Counterclaim alleges, among other things, that United Rentals violated Sections 14(d) and 14(e) of the Securities and Exchange Act, by allegedly misstating, concealing and failing to adequately disclose certain material terms of the Offer relating to the financing thereof. In the Counterclaim, Rental Service claimed that United Rentals and its representatives have stated that the Offer is "fully financed" and provides "certainty" while allegedly failing to state that the Offer is subject to what Rental Service claims is a financing condition. The Counterclaim further alleges that United Rentals' alleged effort to conceal the "financing condition" and "financing uncertainty" deprives Rental Service's stockholders of the protections of Section 14(e) of the Securities and Exchange Act and, among other things, seeks to enjoin the Offer and compel United Rentals to make corrective disclosures. On April 20, 1999, Rental Service filed a motion for a preliminary injunction in the Connecticut Litigation to prevent United Rentals from proceeding with the Offer (the "Preliminary Injunction") on the basis of the allegations set forth in the Counterclaim as described above.

  On April 20, 1999, United Rentals filed a motion to dismiss the Counterclaim and a supporting memorandum of law (collectively, the "Motion to Dismiss") with respect to the Connecticut Litigation. In the Motion to Dismiss, United Rentals argues that the Connecticut Court should dismiss the Counterclaim because United Rentals has received a commitment letter (the "Commitment Letter") from Goldman Sachs Credit Partners L.P., a copy of which has been filed as an exhibit to United Rentals' Tender Offer Statement on Schedule 14D-1, and, as such, United Rentals considers the Offer to be "fully financed." As disclosed in the Offer to Purchase dated April 5, 1999 (together with any amendments or supplements thereto the "Offer to Purchase"), the Offer is subject to United Rentals receiving the funds contemplated by the Commitment Letter; however, the Offer is not subject to United Rentals seeking any other commitment for, or sources of, any financing necessary to consummate the Offer and the Proposed United Rentals Merger. While Rental Service alleges that United Rentals failed to prominently state that the Offer is subject to a financing condition, the "Introduction" to the Offer to Purchase states that the Offer is conditioned on "receipt of the financing pursuant to the Commitment Letter" and the customary conditions to the Commitment Letter are summarized in "Section 10--Source and Amount of Funds" of the Offer to Purchase. As a result of the foregoing, United Rentals believes (i) its Motion to Dismiss should be granted and (ii) the Counterclaim and the Preliminary Injunction are without merit, and United Rentals intends to vigorously defend itself against these actions.

  On April 22, 1999, Rental Service filed an amended counterclaim (the "Amended Counterclaim") in the Connecticut Court alleging violations of the Clayton Act and seeking, by way of a preliminary injunction, to enjoin United Rentals from attempting to elect six United Rentals officers and/or directors originally nominated by United Rentals to the Rental Service Board. The Amended Counterclaim alleges that if United Rentals succeeded in electing such officers and directors to the Rental Service Board, interlocking directorships would exist among competing corporations in violation of the Clayton Act. United Rentals believes the Amended Counterclaim and motion for preliminary injunction are without merit and intends to vigorously defend against such motion. However, United Rentals believes that it is in the best interests of Rental Service stockholders that United Rentals be able to move forward expeditiously with its solicitation of consents and afford Rental Service stockholders the opportunity to act on the proposals set forth in United Rentals' consent solicitation statement. Accordingly, in order to avoid delay in the consent solicitation as a result of the allegations presented in the Amended Counterclaim, each nominee originally designated by United Rentals who is an officer and/or a director of United Rentals has withdrawn as a nominee, and a total of nine persons who are not directors or officers of United Rentals or its affiliates have been designated by United Rentals as nominees to the Rental Service Board.

  On April 30, 1999, NationsRent filed a complaint against United Rentals, UR Acquisition, Bradley S. Jacobs, John N. Milne and Goldman, Sachs & Co. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the "Florida Litigation") seeking injunctive and other relief against United Rentals and to enjoin United Rentals from, among other things, allegedly tortiously interfering with the NationsRent Merger Agreement. NationsRent also seeks an unspecified amount of money damages and punitive damages. United Rentals believes the Florida Litigation is without merit, and intends to vigorously defend against this action.

  On May 4, 1999, United Rentals filed a motion for an order restraining NationsRent from prosecuting the Florida Litigation and a supporting memorandum of law in the Delaware Court to restrain NationsRent from further prosecuting the Florida Litigation.

  On May 5, 1999, the Delaware Court, after a hearing, issued a preliminary injunction enjoining NationsRent from taking any further steps in connection with, or proceeding further with, the Florida Litigation until further order of the Delaware Court. As a result of the Delaware Court's ruling, NationsRent was ordered to withdraw its pending motions in the Florida Litigation.

  On May 10, 1999, United Rentals filed its first amended and supplemental complaint (the "First Amended Complaint") with respect to the Delaware Litigation. United Rentals, in the First Amended Complaint, alleges, among other things, breaches of fiduciary duties by the Rental Service Board in connection with the NationsRent Merger Agreement, breach of the duty of candor by Rental Service and the Rental Service Board, breach of fiduciary duties by the Rental Service Board in connection with Section 203 of the DGCL, and that NationsRent has aided and abetted the Rental Service Board in their breaches of fiduciary duty. United Rentals seeks an order, among other things, (i) invalidating the NationsRent Option and the NationsRent Termination Fee, (ii) declaring that the adoption of the Rights Agreement, dated as of April 16, 1999, between Rental Service and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (the "Rights Agreement") and the failure to redeem the rights issued pursuant to the Rights Agreement, each constitute breaches of the fiduciary duties of the Rental Service Board and (iii) compelling the Rental Service Board to approve the Offer and the Proposed United Rentals Merger for purposes of Section 203 of the DGCL.

  On May 11, 1999, NationsRent filed a motion for summary judgment (the "NationsRent Summary Judgment Motion") with respect to the Delaware Litigation. The NationsRent Summary Judgment Motion attempts to dismiss United Rentals' claims against NationsRent set forth in the First Amended Complaint. United Rentals believes the NationsRent Summary Judgment Motion is without merit and intends to vigorously defend against this motion.

  On May 13, 1999, United Rentals filed a memorandum of law in opposition to Rental Service's motion for a preliminary injunction (the "Preliminary Injunction Opposition Motion") with respect to Rental Service's Amended Counterclaim. In the Preliminary Injunction Opposition Motion, United Rentals states that the Connecticut Court should reject Rental Service's motion for a preliminary injunction because Rental Service cannot satisfy any of the standards required to be met for the issuance of a preliminary injunction.

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

  Set forth below is certain information concerning sales by the Company of unregistered securities during the first quarter of 1999. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

  1. In January 1999, the Company issued, in connection with three acquisitions, convertible notes in the aggregate principal amount of $3,880,000 which provide for a weighted average exercise price of $36.81 per share.

  2. In January 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred") to Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively "Apollo"). The net proceeds to the Company from the sale of the Series A Preferred were approximately $287.0 million (after deducting issuance fees and expenses).

  3. In January 1999, the Company issued 2,069 shares of common stock to an executive officer pursuant to an employment agreement.

Certain Information Concerning Series A Preferred

  Holdings has designated 300,000 shares of Preferred Stock as Series A Perpetual Convertible Preferred Stock. A complete description of the terms of the Series A Preferred is set forth in the Certificate of Designation therefor (the "Designation"), a copy of which is filed as an exhibit to this Report. Set forth below is a summary of certain terms of the Series A Preferred, which summary is qualified in its entirety by reference to the Designation.

  Dividends. The Series A Preferred bears no stated dividend. However, in the event that Holdings declares or pays any dividends or other distributions upon its common stock, Holdings must (subject to certain exceptions) also declare and pay to the holders of the Series A Preferred, at the same time that it declares and pays such dividends or other distributions to the holders of the common stock, the dividends or distributions which would have been declared and paid with respect to the common stock issuable upon conversion of the Series A Preferred had all of the outstanding shares of Series A Preferred been converted immediately prior to the record date for such dividend or distribution, or if no record date is fixed, the date as of which the record holders of common stock entitled to such dividends or distributions are determined.

  Conversion Rights. Each share of Series A Preferred is convertible at any time, at the option of the holder thereof, into shares of common stock initially at the rate of 40 shares of common stock for each share of Series A Preferred (equivalent to an initial conversion price of $25 per share of common stock based on the liquidation preference of $1,000 per share of Series A Preferred). The conversion price is subject to adjustment in certain events as set forth in the Designation.

  Voting. The holders of the Series A Preferred, voting separately as a single class, have the right to elect:

  . two directors, if (as of the record date for such vote) the aggregate number of shares of common stock that are issuable upon conversion of Series A Preferred then held by Apollo, Apollo Management IV, L.P., or their affiliates (plus any shares of common stock then held by such entities that were issued upon conversion of the Series A Preferred) is at least eight million; or

  . one director, if (as of the record date for such vote) the aggregate number of shares of common stock that are issuable upon conversion of Series A Preferred then held by Apollo, Apollo Management IV, L.P., or their affiliates (plus any shares of common stock then held by such entities that were issued upon conversion of the Series A Preferred) is at least four million but less than eight million.

  If the holders of the Series A Preferred do not have the right, voting separately as a single class, to elect any directors pursuant to the provisions described above, then the holders of the Series A Preferred have the right to vote for the election of directors together with the holders of the Common Stock, as a single class, with each share of Series A Preferred entitled to one vote for each share of Common Stock issuable upon conversion of such share of Series A Preferred.

  Except as described above with respect to the election of directors and except as otherwise required by applicable law, the holders of Series A Preferred are entitled to vote together with the holders of the common stock as a single class on all matters submitted to stockholders of Holdings for a vote. Each share of Series A Preferred is entitled to one vote for each share of common stock issuable upon conversion of such share of Series A Preferred.

  In addition, Holdings may not, without the affirmative vote or consent of the holders of at least a majority of the shares of Series A Preferred then outstanding voting or consenting as the case may be, as a separate class, take certain actions specified in the Designation.

  Ranking. The Series A Preferred ranks senior to the common stock with respect to distributions upon the liquidation, winding-up or dissolution of Holdings.

  Liquidation Preference. Upon any voluntary or involuntary liquidation, dissolution or winding-up of Holdings or reduction or decrease in its capital stock resulting in a distribution of assets to the holders of any class or series of Holdings' capital stock, the holders of Series A Preferred will be entitled to payment out of the assets of Holdings available for distribution of an amount equal to $1,000 per share of Series A Preferred (the "Liquidation Preference"), plus accrued and unpaid dividends, if any, to the date fixed for liquidation, dissolution, winding-up or reduction or decrease in capital stock, before any distribution is made on the common stock. After payment in full of the Liquidation Preference and such dividends, if any, to which holders of Series A Preferred are entitled, such holders will not be entitled to any further participation in any distribution of assets of Holdings.

  Redemption; Automatic Conversion. If Holdings is subject to a Change in Control (as defined in the Designation) in connection with an acquisition which is not accounted for under the "pooling-of-interests" method of generally accepted accounting principles, Holdings must offer to purchase within 10 business days after the Change in Control all of the then outstanding shares of Series A Preferred at a purchase price per share, in cash, equal to the Liquidation Preference thereof plus an amount equal to 6.25% of the Liquidation Preference, compounded annually from January 7, 1999 to the purchase date (the "Call Price"). Upon the occurrence of a Change in Control in connection with an acquisition which is accounted for under the "pooling-of-interests" method of accounting, all of the then outstanding Series A Preferred will be automatically converted into common stock having a market value equal to 109.5% of the Call Price, valued at the closing price of the common stock at the close of business on the business day prior to the date of the Change in Control.

  If, after 2 1/2 years following the date of issuance of the Series A Preferred, Holdings issues for cash common stock or a series of preferred stock convertible into common stock, in either a public offering or a bona fide private financing, at a price for the common stock (including any amount payable upon conversion of such preferred stock) below the then current conversion price of Series A Preferred into common stock (currently $25 per share) (a "Reduced Price Offering"), then Holdings must make an offer to apply towards the purchase of outstanding shares of Series A Preferred, at the Call Price, 40% of the amount by which the net cash proceeds from any such Reduced Price Offering and for all other Reduced Price Offerings consummated during the preceding 12 months (but excluding any Reduced Price Offerings prior to June 30, 2001) exceeds an aggregate of $50,000,000, less a credit for all amounts theretofore paid for such purchases during such 12-month period.

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits:
 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3(a)   Amended and Restated Certificate of Incorporation of United Rentals,
         Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1998)
  3(b)   Certificate of Amendment to the United Rentals, Inc. Certificate of
         Incorporation dated September 29, 1998 (incorporated by reference to
         Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form
         S-3, No. 333-70151)
  3(c)   By-laws of United Rentals, Inc., in effect as of the date hereof
         (incorporated by reference to exhibit 3.2 of United Rentals, Inc.
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3(d)   Form of Certificate of Designation for Series A Perpetual Convertible
         Preferred Stock (incorporated by reference to Exhibit 4(k) to the
         United Rentals, Inc. Amendment No. 1 on Form S-3 to Registration
         Statement on Form S-1, No. 333-64463)
  3(e)   Amended and Restated Certificate of Incorporation of United Rentals
         (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America),
         Inc. Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998)
  3(f)   By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United
         Rentals (North America), Inc. Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1998)
  4(a)   Registration Rights Agreement relating to Series A Perpetual
         Convertible Preferred Stock dated as of December 21, 1998 among United
         Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV, L.P. and
         Apollo Overseas Partners IV, L.P. (incorporated by reference to exhibit 4(p) of United Rentals, Inc. Annual Report on Form 10-K for
         the Year Ended December 31, 1998).
  4(b)   Indenture dated March 23, 1999 among United Rentals (North America),
         Inc., the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to exhibit 4(q) of United Rentals,
         Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998).
  4(c)   Notes Registration Rights Agreement dated as of March 23, 1999 among
         United Rentals (North America), Inc., the subsidiaries of United
         Rentals (North America), Inc. named therein, and the initial purchasers named therein (incorporated by reference to exhibit 4(r) of
         United Rentals, Inc. Annual Report on Form 10-K for the Year Ended
         December 31, 1998).
 10(a)   Preferred Stock Purchase Agreement dated December 21, 1998 between
         United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo
         Overseas Partners IV, L.P. (incorporated by reference to exhibit 10(y)
         of United Rentals, Inc. Annual Report on Form 10-K for the Year Ended
         December 31, 1998).
 10(b)   Form of U.S. Underwriting Agreement for the public offering by United
         Rentals, Inc. of 2,290,000 shares of United Rentals, Inc. common stock completed on March 9, 1999 (incorporated by reference to Exhibit 1(a)
         to the United Rentals, Inc. Registration Statement on Form S-3, No.
         333-71775).
 10(c)   Purchase Agreement dated March 16, 1999 relating to the initial sale by United Rentals (North America), Inc. of $250 million aggregate principal amount of 9% Senior Subordinated Notes due 2009
         (incorporated by reference to exhibit 10(dd) of United Rentals, Inc.
         Annual Report on Form 10-K for the Year Ended December 31, 1998).
 10(d)   Commitment letter dated April 4, 1999 between United Rentals (North
         America), Inc. and Goldman Sachs Credit Partners L.P. (incorporated by reference to exhibit (b)(1) of United Rentals, Inc. Schedule 14D-1 dated April 5, 1999).
 27      Financial Data Schedule
 27.1    Financial Data Schedule
 (b)     Reports on Form 8-K:

  1 Current Report on Form 8-K dated February 18, 1999 (earliest event reported February 17, 1999), Item 5 was reported. The registrant announced that William Berry, its president, was diagnosed with melanoma skin cancer and will begin a medical leave of absence.

  2 Current Report on Form 8-K dated March 19, 1999 (earliest event reported March 16, 1999), Item 5 was reported. The registrant announced the pricing of a $250 million offering of 9% Senior
         Subordinated Notes.


                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          United Rentals, Inc.

Dated: May 14, 1999                           /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: May 14, 1999                           /s/ John S. McKinney
                                          By: _________________________________
                                               John S. McKinney
                                               Vice President
                                               (Chief Accounting Officer)

                                          United Rentals (North America), Inc.

Dated: May 14, 1999                           /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: May 14, 1999                           /s/ John S. McKinney
                                          By: _________________________________
                                               John S. McKinney
                                               Vice President
                                               (Chief Accounting Officer)