Form 10-Q
period 1999-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 1999-11-15
CIK 1067701, 1047166

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from_______________to___________________

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

                                X  Yes       No___
                               ---
  As of November 1, 1999, there were 72,050,170 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION
 Item 1  Unaudited Consolidated Financial Statements
         United Rentals, Inc. Consolidated Balance Sheets as of
          September 30, 1999 and
          December 31, 1998 (unaudited).................................     5
         United Rentals, Inc. Consolidated Statements of Operations for
          the Nine and Three Months Ended September 30, 1999 and 1998
          (unaudited)...................................................     6
         United Rentals, Inc. Consolidated Statement of Stockholders'
          Equity for the Nine Months Ended September 30, 1999
          (unaudited)...................................................     7
         United Rentals, Inc. Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1999 and 1998
          (unaudited)...................................................     8
         United Rentals (North America), Inc. Consolidated Balance
          Sheets as of September 30, 1999
          and December 31, 1998 (unaudited).............................     9
         United Rentals (North America), Inc. Consolidated Statements of
          Operations for the
          Nine and Three Months Ended September 30, 1999 and 1998
          (unaudited)...................................................    10
         United Rentals (North America), Inc. Consolidated Statement of
          Stockholder's Equity for the Nine Months Ended September 30,
          1999 (unaudited)..............................................    11
         United Rentals (North America), Inc. Consolidated Statements of
          Cash Flows for the
          Nine Months Ended September 30, 1999 and 1998 (unaudited).....    12
         Notes to Unaudited Consolidated Financial Statements...........    13
         Management's Discussion and Analysis of Financial Condition and
 Item 2   Results of Operations.........................................    25
 Item 3  Quantitative and Qualitative Disclosures about Market Risk.....    36
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings..............................................    36
 Item 2  Changes in Securities and Use of Proceeds......................    36
 Item 4  Submission of Matters to a Vote of Security Holders............    39
 Item 6  Exhibits and Reports on Form 8-K...............................    40
         Signatures.....................................................    42

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

                                UNITED RENTALS

  United Rentals is the largest equipment rental company in North America with 664 branch locations in 44 states, six Canadian provinces and Mexico. We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis and serve customers that include construction industry participants, industrial companies and homeowners. We also sell used rental equipment, act as a dealer for many types of new equipment, and sell related merchandise and parts. In the past year, we have served over one million customers.

  We have one of the most comprehensive and newest fleets in the equipment rental industry. The types of equipment that we offer include a broad range of light to heavy construction and industrial equipment, such as backhoes, aerial lifts, skid-steer loaders, forklifts, compressors, pumps and generators, as well as a variety of smaller tools and equipment. Our equipment fleet has an original purchase price of approximately $2.8 billion and a weighted average age of approximately 25 months (based on original purchase price).

  We began operations in October 1997 and have grown through a combination of internal growth, acquisitions and the opening of new rental locations. We have an ongoing acquisition program and have completed 182 acquisitions through October 28, 1999, including our merger with U.S. Rentals, Inc. ("U.S. Rentals") in September 1998. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

                            COMPETITIVE ADVANTAGES

  We believe that we benefit from the following competitive advantages:

  Full Range of Rental Equipment. We have the largest and most comprehensive equipment rental fleet in the industry, which enables us to:

  .  attract customers by providing the benefit of "one-stop" shopping;

  . serve a diverse customer base, which reduces our dependence on any particular customer or group of customers;

  . serve large customers that require assurance that substantial quantities of different types of equipment will be available as required on a continuing basis;

  .  minimize lost sales due to equipment being unavailable; and

  . serve attractive specialty equipment rental markets, such as aerial work platforms, trench shoring and highway safety.

  Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology systems enable each branch to track equipment at other branches and to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to:

  . market the equipment within a cluster through multiple branches, rather than a single branch, which increases our equipment utilization rate;

  . cross-market the equipment specialties of different branches within each cluster, which increases revenues without increasing marketing expenses;

  . reduce costs by centralizing common functions such as payroll, accounts payable and credit and collection into 36 credit offices and service centers; and

  .  consolidate overlapping operations to better serve our customers.

In the third quarter of 1999, approximately 9.5% of our rental revenue was attributable to equipment sharing among branches.

  Significant Purchasing Power. We have significant purchasing power because of our volume purchases. As a result, we can generally buy new equipment and related merchandise and parts at prices that are significantly lower than prices paid by smaller companies. We can also buy many other products and services--such as insurance, telephone and fuel--at attractive rates.

  Information Technology Systems. We have modern information technology systems which facilitate decision-making and enable us to respond to changing market conditions. These systems provide management with a wide range of operating and financial data, including reports on inventory, receivables, customers, vendors, fleet utilization and price and sales trends. These systems are designed to enable branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. These systems include software developed by our Wynne Systems subsidiary, which is the leading provider of proprietary software for use by equipment rental companies in managing and operating multiple branch locations. We have an in-house staff of specialists that supports our information technology systems and extends the systems to new locations.

  Customer Diversity. Our customer base is highly diversified and ranges from Fortune 100 companies to small contractors and homeowners. We estimate that our top ten customers accounted for approximately 1% of our revenues during 1998 (on a pro forma basis as if the acquisitions that we completed in 1998 and 1999 had been completed at the beginning of 1998).

  Geographic Diversity. We have branches in 44 states, six Canadian provinces and Mexico. We believe that our geographic diversity should reduce the impact that fluctuations in regional economic conditions have on our overall financial performance. Our geographic diversity and large network of branch locations also give us the ability to serve national accounts and access used equipment re-sale markets across the country.

  Experienced Senior Management. Our senior management combines individuals who have extensive operating experience in the equipment rental industry-- including former executives and managers of U.S. Rentals--with executives who have proven track records in a number of other industries.

  Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 53 district managers and eight regional vice presidents. We believe that our branch and district managers, who average over 20 years of experience in the equipment rental industry, are among the most knowledgeable and experienced in the industry. We encourage entrepreneurship at the branch level by giving branch managers a high degree of autonomy relating to day-to-day operations. For example, each branch manager is empowered to make decisions--within budgetary guidelines-- concerning staffing, pricing and equipment purchasing. We also promote entrepreneurship at the branch level, as well as equipment sharing among branches, through our profit sharing program which directly ties the compensation of branch personnel to their branch's financial performance. We balance the autonomy that we grant branch managers with systems and controls, including detailed monthly operating reviews, through which senior management closely tracks branch performance. We also share information across branches so that each branch can measure its operating performance relative to other branches and benefit from the best practices developed throughout our organization.

  Professional Acquisition Team. Our 25-person acquisition team is engaged in identifying and evaluating acquisition candidates and executing our acquisition program. The core of this group consists of seasoned acquisition professionals. The team also includes former owners of businesses that we acquired, who have extensive industry experience and contacts with potential acquisition candidates.

                                GROWTH STRATEGY

  Our plan for future growth includes the following key elements:

  Continue Strong Internal Growth. We are seeking to sustain our strong internal growth by:

  . increasing the cross-marketing of our equipment specialties at different locations;

  . increasing our advertising and marketing--which become increasingly cost-effective as we grow because the benefits are spread over a larger number of branches;

  . expanding our national accounts program--which dedicates a portion of our sales force to establishing and expanding relationships with large customers that have a national or multi-regional presence;

  . increasing our rentals to industrial companies by developing a comprehensive marketing program specifically aimed at this sector; and

  .  expanding and modernizing our equipment fleet.

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

  Continue to Emphasize Management Systems and Controls. We intend to further strengthen our management systems and controls, which currently include:

  . an audit group that is responsible for ensuring that we have adequate financial, operating, and management information controls throughout our organization;

  . a team of regional and district controllers that monitors each branch for compliance with financial and accounting procedures established at corporate headquarters; and

  . a risk management and safety department that is responsible for: (1) developing and implementing safety programs and procedures, (2) developing our customer and employee training programs and (3) investigating and managing any claims that may be asserted against us.

                              INDUSTRY BACKGROUND

Industry Size and Growth

  We estimate that the U.S. equipment rental industry generates annual rental revenues in excess of $20 billion. The combined equipment rental revenues of the 100 largest equipment rental companies have increased at an estimated compound annual rate of approximately 25.2% from 1993 through 1998 (based upon revenues, reported by the Rental Equipment Register, an industry trade publication). In addition to reflecting general economic growth, we believe that the growth in the equipment rental industry is being driven by the following trends:

    Recognition of Advantages of Renting. Equipment users are increasingly recognizing the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:
    . avoid the large capital investment required for equipment purchases; . reduce storage and maintenance costs;
    . supplement owned equipment thereby increasing the range and number of jobs that can be worked on;
    . access a broad selection of equipment and select the equipment best suited for each particular job;
    . obtain equipment as needed and minimize the costs associated with idle equipment; and
    .  access the latest technology without investing in new equipment.

  These advantages frequently allow equipment users to reduce their overall costs by renting rather than buying equipment.

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

    Outsourcing by Industrial and Other Equipment Users. Although growth in the equipment rental industry has to date been largely driven by the increase in rentals by the construction industry, we believe that other equipment users may increasingly contribute to future industry growth. For example, many industrial companies require equipment for operating, repairing, maintaining and upgrading their facilities, and renting this equipment will often be more cost-effective than purchasing because typically this equipment is not used full-time. We believe that the cost and other advantages of renting, together with the general trend toward the corporate outsourcing of non-core competencies, may increasingly lead industrial companies to rent equipment. We also believe that these same considerations may lead other equipment users--such as municipalities, government agencies and utilities--to increasingly rent equipment. Because the penetration of these markets by the equipment rental industry is very low in comparison to its penetration of the construction market, we believe there is significant potential for additional growth in these markets.

Industry Fragmentation

  The equipment rental industry remains highly fragmented. It consists of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses that serve discrete local markets. This fragmentation is reflected in the following data:

  . in 1998, there were only 12 equipment rental companies that had equipment rental revenues in excess of $100 million and approximately 100 equipment rental companies that had equipment rental revenues between $5 million and $100 million (based upon rental revenues for 1998 as provided by the Rental Equipment Register, an industry trade publication);

  . we estimate that there are more than 20,000 companies with annual equipment rental revenues of less than $5 million; and

  . we estimate that the 100 largest equipment rental companies combined have less than a 25% share of the market.

  We believe that the fragmented nature of the industry presents substantial consolidation and growth opportunities for companies with access to capital and the ability to implement a disciplined acquisition program. We also believe that our management team's extensive experience in acquiring and effectively integrating acquisition targets should enable us to capitalize on these opportunities.

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                          September 30,       December 31,
                                              1999                1998
                                        -----------------   ----------------
                                        (In thousands, except share data)
ASSETS
Cash and cash equivalents..............  $         31,071    $         20,410
Accounts receivable, net of allowance
 for doubtful accounts of $56,170 in
 1999 and $41,201 in 1998..............           455,791             233,282
Inventory..............................           160,287              70,994
Prepaid expenses and other assets......           132,675              59,395
Rental equipment, net..................         1,771,209           1,143,006
Property and equipment, net............           286,983             185,511
Intangible assets, net of accumulated
 amortization of $40,889 in 1999 and
 $14,520 in 1998.......................         1,687,934             922,065
                                         ----------------    ----------------
                                         $      4,525,950    $      2,634,663
                                         ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable.....................  $        353,470    $        121,940
  Debt.................................         2,214,589           1,314,574
  Deferred income taxes................            89,123              43,560
  Accrued expenses and other
   liabilities.........................           215,560             128,359
                                         ----------------    ----------------
    Total liabilities..................         2,872,742           1,608,433
Commitments and contingencies
Company-obligated mandatorily
 redeemable convertible preferred
 securities of a subsidiary trust......           300,000             300,000
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized:........
   Series A perpetual convertible
    preferred stock--$300,000
    liquidation preference, 300,000
    shares issued and outstanding in
    1999...............................                 3
   Series B perpetual convertible
    preferred stock--$150,000
    liquidation preference, 150,000
    shares issued and outstanding in
    1999...............................                 2
  Common stock--$.01 par value,
   500,000,000 shares authorized in
   1999 and 1998, 72,048,272 in 1999
   and 68,427,999 in 1998 shares issued
   and outstanding.....................               720                 684
  Additional paid-in capital...........         1,217,497             689,018
  Retained earnings....................           135,128              36,809
  Accumulated other comprehensive
   income..............................              (142)               (281)
                                         ----------------    ----------------
    Total stockholders' equity.........         1,353,208             726,230
                                         ----------------    ----------------
                                         $      4,525,950    $      2,634,663
                                         ================    ================

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Nine Months Ended    Three Months Ended
                                         September 30,        September 30,
                                      --------------------  -------------------
                                         1999      1998       1999      1998
                                      ---------- ---------  --------  ---------
                                       (In thousands, except per share data)
Revenues:
 Equipment rentals..................  $1,112,244 $ 592,502  $468,942  $ 282,818
 Sales of rental equipment..........     159,803    73,703    72,609     30,481
 Sales of equipment and merchandise
  and other revenues................     292,542   138,057   127,067     65,775
                                      ---------- ---------  --------  ---------
Total revenues......................   1,564,589   804,262   668,618    379,074
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation............     476,321   263,529   197,175    119,594
 Depreciation of rental equipment...     200,761   119,970    76,694     52,953
 Cost of rental equipment sales.....      92,457    39,820    42,538     17,261
 Cost of equipment and merchandise
  sales and other operating costs...     220,016   106,893    95,232     50,549
                                      ---------- ---------  --------  ---------
Total cost of revenues..............     989,555   530,212   411,639    240,357
                                      ---------- ---------  --------  ---------
Gross profit........................     575,034   274,050   256,979    138,717
Selling, general and administrative
 expenses...........................     248,194   128,763    98,333     60,413
Merger-related expenses ............                42,216               42,216
Non-rental depreciation and
 amortization.......................      43,208    23,693    16,688     11,201
                                      ---------- ---------  --------  ---------
Operating income....................     283,632    79,378   141,958     24,887
Interest expense....................      93,541    39,170    42,235     23,924
Preferred dividends of a subsidiary
 trust..............................      14,625     2,979     4,875      2,979
Other (income) expense, net.........       8,804    (4,524)     (420)      (291)
                                      ---------- ---------  --------  ---------
Income (loss) before provision for
 income taxes and extraordinary
 item...............................     166,662    41,753    95,268     (1,725)
Provision for income taxes..........      68,343    25,229    39,060      8,431
                                      ---------- ---------  --------  ---------
Income (loss) before extraordinary
 item...............................      98,319    16,524  $ 56,208    (10,156)
Extraordinary item, net of income
 taxes of $14,255...................                21,337               21,337
                                      ---------- ---------  --------  ---------
Net income (loss)...................  $   98,319 $  (4,813) $ 56,208  $ (31,493)
                                      ========== =========  ========  =========
Basic earnings per share:
 Income (loss) before extraordinary
  item..............................  $     1.39 $    0.26  $   0.78  $   (0.15)
 Extraordinary item, net............                 (0.33)               (0.31)
                                      ---------- ---------  --------  ---------
 Net income (loss)..................  $     1.39 $   (0.07) $   0.78  $   (0.46)
                                      ========== =========  ========  =========
Diluted earnings per share:
 Income (loss) before extraordinary
  item..............................  $     1.06 $    0.23  $   0.60  $   (0.13)
 Extraordinary item, net............                 (0.30)               (0.28)
                                      ---------- ---------  --------  ---------
 Net income (loss)..................  $     1.06 $   (0.07) $   0.60  $   (0.41)
                                      ========== =========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                      Series A                Series B
                               Perpetual Convertible   Perpetual Convertible
                                  Preferred Stock          Preferred Stock       Common Stock
                               ----------------------  ---------------------   -----------------
                                                                                                 Additional
                                Number of               Number of              Number of          Paid-in   Retained Comprehensive
                                  Shares     Amount       Shares     Amount      Shares   Amount  Capital   Earnings    Income
                               ------------ ---------  ------------ ---------  ---------- ------ ---------- -------- -------------
                                                                      (In thousands, except share data)
Balance,
 December 31,
 1998...........                                                               68,427,999  $684  $  689,018 $ 36,809
Comprehensive
 income:
 Net income.....                                                                                              98,319    $98,319
 Other
  comprehensive
  income:
 Foreign
  currency
  translation
  adjustments...                                                                                                            139
                                                                                                                        -------
Comprehensive
 income.........                                                                                                        $98,458
                                                                                                                        =======
Issuance of
 Series A
 perpetual
 convertible
 preferred
 stock..........                    300,000 $       3                                               286,997
Issuance of
 Series B
 perpetual
 convertible
 preferred
 stock..........                                            150,000 $       2                       143,798
Issuance of
 common stock...                                                                2,289,670    23      65,225
Exercise of
 common
 stock options..                                                                1,330,603    13      32,459
                                ----------- ---------   ----------- ---------  ----------  ----  ---------- --------
Balance, September 30, 1999..       300,000 $       3       150,000 $       2  72,048,272  $720  $1,217,497 $135,128
                                =========== =========   =========== =========  ==========  ====  ========== ========
                                Accumulated
                                   Other
                               Comprehensive
                                  Income
                               -------------
Balance,
 December 31,
 1998...........                   $(281)
Comprehensive
 income:
 Net income.....
 Other
  comprehensive
  income:
 Foreign
  currency
  translation
  adjustments...                     139
Comprehensive
 income.........
Issuance of
 Series A
 perpetual
 convertible
 preferred
 stock..........
Issuance of
 Series B
 perpetual
 convertible
 preferred
 stock..........
Issuance of
 common stock...
Exercise of
 common
 stock options..
                               -------------
Balance, September 30, 1999..      $(142)
                               =============



  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                           (In thousands)
Cash Flows From Operating Activities:
Net income (loss).....................................  $   98,319  $  (4,813)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization........................     243,969     143,663
 Amortization of original issue discount and deferred
  financing fees......................................       3,122         527
 Gain on sale of rental equipment.....................     (67,346)    (33,883)
 Gain on sale of business.............................                  (3,644)
 Extraordinary item...................................                  35,592
 Write down of assets held for sale...................                   4,040
 Deferred income taxes................................      44,257         402
 Changes in operating assets and liabilities:
 Accounts receivable..................................    (116,783)    (59,718)
 Inventory............................................     (23,242)     (9,414)
 Prepaid expenses and other assets....................     (55,066)     10,272
 Accounts payable.....................................     176,425      68,161
 Accrued expenses and other liabilities...............      61,440      53,269
                                                        ----------  ----------
     Net cash provided by operating activities........     365,095     204,454
Cash Flows From Investing Activities:
Purchases of rental equipment.........................    (580,496)   (423,073)
Purchases of property and equipment...................     (75,770)    (66,134)
Proceeds from sale of rental equipment................     159,803      73,703
In-process acquisition costs..........................      (2,206)     (4,413)
Payments of contingent purchase price.................      (7,194)     (2,617)
Purchases of other companies..........................    (905,267)   (833,297)
                                                        ----------  ----------
     Net cash used in investing activities............  (1,411,130) (1,255,831)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of
 issuance costs.......................................      65,198     206,456
Proceeds from the issuance of Series A Preferred, net
 of issuance costs....................................     287,000
Proceeds from the issuance of Series B Preferred, net
 of issuance costs....................................     143,800
Proceeds from the issuance of redeemable convertible
 preferred securities.................................                 300,000
Proceeds from debt....................................   2,105,702   1,934,137
Payments of debt......................................  (1,560,683) (1,410,122)
Payments of debt financing costs......................     (11,341)    (26,711)
Proceeds from the exercise of common stock options....      27,020         537
Subchapter S distributions of a pooled entity.........                  (3,536)
                                                        ----------  ----------
     Net cash provided by financing activities........   1,056,696   1,000,761
                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents..      10,661     (50,616)
Cash and cash equivalents at beginning of period......      20,410      72,411
                                                        ----------  ----------
Cash and cash equivalents at end of period............  $   31,071  $   21,795
                                                        ==========  ==========
Supplemental disclosure of cash flow information:
Cash paid for interest................................  $   79,242  $   17,795
Cash paid for income taxes............................  $   15,870  $    9,679
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired.........................  $1,355,288  $1,335,091
 Liabilities assumed..................................    (440,626)   (441,120)
 Less:
   Amounts paid in common stock and warrants..........                 (60,674)
   Amounts paid through issuance of debt..............      (9,395)
                                                        ----------  ----------
     Net cash paid....................................  $  905,267  $  833,297
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                       (In thousands, except
                                                            share data)
ASSETS
Cash and cash equivalents...........................  $   38,552    $   20,410
Accounts receivable, net of allowance for doubtful
 accounts of $56,170 in 1999 and $41,201 in 1998....     455,791       233,282
Inventory...........................................     160,287        70,994
Prepaid expenses and other assets...................      79,326        43,176
Rental equipment, net...............................   1,771,209     1,143,006
Property and equipment, net.........................     265,969       170,537
Intangible assets, net of accumulated amortization
 of $40,889 in 1999 and $14,520 in 1998.............   1,687,934       922,065
                                                      ----------    ----------
                                                      $4,459,068    $2,603,470
                                                      ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable..................................  $  313,823    $  108,426
  Debt..............................................   2,214,589     1,314,574
  Deferred income taxes.............................      89,123        43,560
  Accrued expenses and other liabilities............     203,056       115,558
                                                      ----------    ----------
    Total liabilities...............................   2,820,591     1,582,118
Commitments and contingencies
Stockholder's equity:
  Common stock--$0.01 par value, 3,000 shares
   authorized, 1,000 shares issued and outstanding..
  Additional paid-in capital........................   1,507,314       984,345
  Retained earnings.................................     131,305        37,288
  Accumulated other comprehensive income............        (142)         (281)
                                                      ----------    ----------
    Total stockholder's equity......................   1,638,477     1,021,352
                                                      ----------    ----------
                                                      $4,459,068    $2,603,470
                                                      ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Nine Months Ended   Three Months Ended
                                        September 30,        September 30,
                                      -----------------   --------------------
                                        1999      1998      1999       1998
                                     ---------- --------  ---------  ---------
                                                 (In thousands)
Revenues:
 Equipment rentals.................  $1,112,244 $592,502  $ 468,942  $ 282,818
 Sales of rental equipment.........     159,803   73,703     72,609     30,481
 Sales of equipment and merchandise
  and other revenues...............     292,542  138,057    127,067     65,775
                                     ---------- --------  ---------  ---------
Total revenues.....................   1,564,589  804,262    668,618    379,074
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation...........     476,321  263,529    197,175    119,594
 Depreciation of rental equipment..     200,761  119,970     76,694     52,953
 Cost of rental equipment sales....      92,457   39,820     42,538     17,261
 Cost of equipment and merchandise
  sales and other operating costs..     220,016  106,893     95,232     50,549
                                     ---------- --------  ---------  ---------
Total cost of revenues.............     989,555  530,212    411,639    240,357
                                     ---------- --------  ---------  ---------
Gross profit.......................     575,034  274,050    256,979    138,717
Selling, general and administrative
 expenses..........................     248,194  128,763     98,333     60,413
Merger-related expenses............               42,216                42,216
Non-rental depreciation
 amortization......................      40,828   23,693     15,971     11,201
                                     ---------- --------  ---------  ---------
Operating income...................     286,012   79,378    142,675     24,887
Interest expense...................      93,400   39,170     42,094     23,924
Other (income) expense, net........       8,650   (4,524)      (332)      (291)
                                     ---------- --------  ---------  ---------
Income before provision for income
 taxes and extraordinary item......     183,962   44,732    100,913      1,254
Provision for income taxes.........      75,320   26,450     41,360      9,652
                                     ---------- --------  ---------  ---------
Income (loss) before extraordinary
 item..............................     108,642   18,282     59,553     (8,398)
Extraordinary item, net of income
 taxes of $14,255..................               21,337                21,337
                                     ---------- --------  ---------  ---------
Net income (loss)..................  $  108,642 $ (3,055) $  59,553  $ (29,735)
                                     ========== ========  =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                            Common Stock
                          ---------------- Additional                             Accumulated
                           Number           Paid-In   Retained  Comprehensive Other Comprehensive
                          of Shares Amount  Capital   Earnings     Income           Income
                          --------- ------ ---------- --------  ------------- -------------------
                                  (In thousands, except share data)
Balance, December 31,
 1998...................    1,000          $  984,345 $ 37,288                       $(281)
Comprehensive income:
 Net income.............                               108,642    $108,642
 Other comprehensive
  income:
  Foreign currency
   translation
   adjustments..........                                               139             139
                                                                  --------
Comprehensive income....                                          $108,781
                                                                  ========
Contributed capital from
 parent.................                      522,969
Dividend distributions
 to parent..............                               (14,625)
                            -----    ---   ---------- --------                       -----
Balance, September 30,
 1999...................    1,000          $1,507,314 $131,305                       $(142)
                            =====    ===   ========== ========                       =====



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                        1999         1998
                                                     -----------  -----------
                                                         (In thousands)
Cash Flows From Operating Activities:
Net income (loss)................................... $   108,642  $    (3,055)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization......................     241,589      143,663
 Amortization of original issue discount and
  deferred financing fees...........................       2,964          527
 Gain on sale of rental equipment...................     (67,346)     (33,883)
 Gain on sale of business...........................                   (3,644)
 Extraordinary item.................................                   35,592
 Writedown of assets held for sale..................                    4,040
 Deferred income taxes..............................      44,257          402
 Changes in operating assets and liabilities:
 Accounts receivable................................    (116,783)     (59,718)
 Inventory..........................................     (23,242)      (9,414)
 Prepaid expenses and other assets..................     (38,460)      24,932
 Accounts payable...................................     150,292       58,039
 Accrued expenses and other liabilities.............      56,235       43,906
                                                     -----------  -----------
   Net cash provided by operating activities........     358,148      201,387
Cash Flows From Investing Activities:
Purchases of rental equipment.......................    (580,496)    (423,073)
Purchases of property and equipment.................     (46,668)     (53,997)
Proceeds from sale of rental equipment..............     159,803       73,703
In-process acquisition costs........................      (2,206)      (4,413)
Payments of contingent purchase price...............      (7,194)      (2,617)
Purchases of other companies........................    (905,267)    (833,297)
                                                     -----------  -----------
   Net cash used in investing activities............  (1,382,028)  (1,243,694)
Cash Flows From Financing Activities:
Proceeds from debt..................................   2,105,702    1,934,137
Payments of debt....................................  (1,560,683)  (1,410,122)
Payments of debt financing costs....................     (11,341)     (26,711)
Capital contributions by parent.....................     522,969      497,921
Dividend distributions to parent....................     (14,625)
Subchapter S distributions of a pooled entity.......                   (3,536)
                                                     -----------  -----------
   Net cash provided by financing activities........   1,042,022      991,689
                                                     -----------  -----------
Net increase (decrease) in cash and cash
 equivalents........................................      18,142      (50,618)
Cash and cash equivalents at beginning of period....      20,410       72,411
                                                     -----------  -----------
Cash and cash equivalents at end of period.......... $    38,552  $    21,793
                                                     ===========  ===========
Supplemental disclosure of cash flow information:
Cash paid for interest.............................. $    79,242  $    17,795
Cash paid for income taxes.......................... $    15,870  $     9,679
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired....................... $ 1,355,288  $ 1,335,091
 Liabilities assumed................................    (440,626)    (441,120)
 Less:
   Amounts paid in common stock and warrants........                  (60,674)
   Amounts paid through issuance of debt............      (9,395)
                                                     -----------  -----------
     Net cash paid.................................. $   905,267  $   833,297
                                                     ===========  ===========

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

  The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company is required to adopt SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

2.Acquisitions

Acquisitions Accounted for as Poolings-of-Interests

  On August 24, 1998, the Company issued 2,744,368 shares of its common stock for all of the outstanding shares of common stock of Rental Tools and Equipment Co. This transaction was accounted for as a pooling-of-interests.

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

  On September 29, 1998, a merger (the "Merger") of United Rentals, Inc. and U.S. Rentals, Inc. ("U.S. Rentals") was completed. The Merger was effected by having a wholly owned subsidiary of United Rentals, Inc. merge with and into U.S. Rentals. Following the Merger, United Rentals, Inc. contributed the capital stock

                             UNITED RENTALS, INC.

of U.S. Rentals to URI, a wholly owned subsidiary of United Rentals, Inc. Pursuant to the Merger, each outstanding share of common stock of U.S. Rentals was converted into the right to receive 0.9625 of a share of common stock of United Rentals, Inc. An aggregate of approximately 29.6 million shares of United Rentals, Inc. common stock were issued in the Merger in exchange for the outstanding shares of U.S. Rentals common stock. The Merger was accounted for as a pooling-of-interests.

Acquisitions Accounted for as Purchases

  During the nine months ended September 30, 1999, the Company completed 89 acquisitions that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

  The aggregate initial consideration paid by the Company for such acquisitions that were accounted for as purchases was $832.5 million and consisted of approximately $823.1 million in cash and $9.4 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $350.4 million. The Company also agreed in connection with three of such acquisitions to pay additional amounts to the former owners based upon specified future revenues and/or new store openings. Such amounts are limited to a specified maximum amount which varies from $100,000 to $200,000, with the average being $133,000.

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

  The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the nine months ended September 30, 1999 and 1998 as though (i) each acquisition summarized above which was consummated during the nine months ended September 30, 1999, was made on January 1, 1999, in the case of the results for the nine months ended September 30, 1999, and
(ii) each acquisition which was consummated during the period January 1, 1998 to September 30, 1999 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K was made on January 1, 1998 in the case of the results for the nine months ended September 30, 1998 (in thousands, except per share data):

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
     Revenues............................................ $1,879,556 $1,601,945
     Income before extraordinary item....................    103,032     38,918
     Basic earnings per share............................ $     1.45 $     0.57
     Diluted earnings per share.......................... $     1.11 $     0.52

  The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3. Revolving Credit Facility

  URI obtained a credit facility (the "Credit Facility") dated as of September 29, 1998, with a group of financial institutions. The Credit Facility enables URI to borrow up to $772.5 million on a revolving basis and

                             UNITED RENTALS, INC.

permits a Canadian subsidiary of URI to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $772.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. The amount of indebtedness outstanding under the Credit Facility was $499.0 million at September 30, 1999.

4. Term Loan

  URI obtained a $450 million term loan dated as of July 15, 1999 from a group of financial institutions (the "Term Loan C"). The Term Loan C was increased to $600 million in November 1999 and matures in June 2006. URI used the net proceeds from the Term Loan C to repay a portion of the outstanding indebtedness under the Company's Credit Facility. Prior to maturity, quarterly installments of principal in the amount of $1.5 million are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $565.5 million. The Term Loan C accrues interest, at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's referenced rate) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin of 2.50% per annum.

5.Senior Subordinated Notes

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

6. Series A Perpetual Convertible Preferred Stock

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

7. Series B Perpetual Convertible Preferred Stock

  On September 30, 1999, Holdings sold 150,000 shares of its Series B Perpetual Convertible Preferred Stock ("Series B Preferred"). The net proceeds from the sale of the Series B Preferred were approximately $143.8 million. Holdings contributed such net proceeds to URI and URI used such net proceeds to repay outstanding indebtedness under the Credit Facility. The Series B Preferred is convertible into 5,000,000 shares of Holding's common stock at $30 per share based upon a liquidation preference of $1,000 per share of Series B Preferred, subject to adjustment.

8. Common Stock

  On March 9, 1999, Holdings completed a public offering of 2,290,000 shares of common stock. The net proceeds to the Company from this offering were approximately $64.8 million (after deducting underwriting discounts and offering expenses). Holdings contributed such net proceeds to URI and URI used such net proceeds to repay outstanding indebtedness under the Credit Facility.

                              UNITED RENTALS, INC.

9. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                Three Months
                                                           Nine Months Ended       Ended
                                                             September  30,    September  30,
                                                           ------------------ ----------------
                                                             1999      1998    1999     1998
                                                           --------- -------- ------- --------
   Numerator:
     Income (loss) before extraordinary item.............  $  98,319 $ 16,524 $56,208 $(10,156)
     Plus: preferred dividends of a subsidiary
      trust, net of taxes................................                       2,876
                                                           --------- -------- ------- --------
     Income (loss) available to common
      stockholders.......................................  $  98,319 $ 16,524 $59,084 $(10,156)
                                                           ========= ======== ======= ========
   Denominator:
     Denominator for basic earnings per share
      weighted-average shares............................     70,854   64,363  71,936   68,415
     Effect of dilutive securities:
       Employee stock options............................      5,346    2,335   4,121    2,720
       Warrants..........................................      4,228    4,296   4,012    4,437
       Series A Preferred................................     12,000           12,000
       Series B Preferred................................         18               54
     Company-obligated mandatorily redeemable convertible
      preferred securities of a
      subsidiary trust...................................                       6,876
                                                           --------- -------- ------- --------
     Denominator for diluted earnings per share--adjusted
      weighted-average shares............................     92,446   70,994  98,999   75,572
                                                           ========= ======== ======= ========
   Basic earnings per share before extraordinary item....  $    1.39 $   0.26 $  0.78 $  (0.15)
                                                           ========= ======== ======= ========
   Diluted earnings per share before extraordinary item..  $    1.06 $   0.23 $  0.60 $  (0.13)
                                                           ========= ======== ======= ========

                             UNITED RENTALS, INC.

10. Condensed Consolidating Financial Information of Guarantor Subsidiaries

  Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). All expenses incurred by URI have been charged by URI to its guarantor and non guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management has determined that such information would not be material to investors. However, condensed consolidating financial information as of September 30, 1999 and December 31, 1998 and for the nine and three months ended September 30, 1999 and 1998, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                September 30, 1999
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
ASSETS
Cash and cash equiva-
 lents..................              $   34,618    $  3,934                  $   38,552
Accounts receivable,
 net....................                 421,043      34,748                     455,791
Intercompany receivable
 (payable)..............  $1,709,643  (1,463,045)   (246,598)
Inventory...............                 136,739      23,548                     160,287
Prepaid expenses and
 other assets...........      39,722      33,663       5,941                      79,326
Rental equipment, net...               1,645,858     125,351                   1,771,209
Property and equipment,
 net....................                 249,823      16,146                     265,969
Investment in subsidiar-
 ies....................   2,168,916                           $(2,168,916)
Intangible assets, net..               1,542,295     145,639                   1,687,934
                          ----------  ----------    --------   -----------    ----------
                          $3,918,281  $2,600,994    $108,709   $(2,168,916)   $4,459,068
                          ==========  ==========    ========   ===========    ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......  $   13,333  $  276,496    $ 23,994                  $  313,823
 Debt...................   2,154,794      51,746       8,049                   2,214,589
 Deferred income tax-
  es....................                  79,319       9,804                      89,123
 Accrued expenses and
  other liabilities.....     130,909      69,257       2,890                     203,056
                          ----------  ----------    --------   -----------    ----------
   Total liabilities....   2,299,036     476,818      44,737                   2,820,591
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
  capital...............   1,487,940   2,007,029      49,956   $(2,037,611)    1,507,314
 Retained earnings......     131,305     117,147      14,158      (131,305)      131,305
 Accumulated other com-
  prehensive income.....                                (142)                       (142)
                          ----------  ----------    --------   -----------    ----------
   Total stockholder's
    equity..............   1,619,245   2,124,176      63,972    (2,168,916)    1,638,477
                          ----------  ----------    --------   -----------    ----------
                          $3,918,281  $2,600,994    $108,709   $(2,168,916)   $4,459,068
                          ==========  ==========    ========   ===========    ==========

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
                          ==========  ==========    =======    ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                  For the Nine Months Ended September 30, 1999
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....            $1,046,764    $65,480                  $1,112,244
  Sales of rental equip-
   ment.................               150,615      9,188                     159,803
  Sales of equipment and
   merchandise and other
   revenues.............               268,761     23,781                     292,542
                          --------  ----------    -------     ---------    ----------
Total revenues..........             1,466,140     98,449                   1,564,589
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........               446,348     29,973                     476,321
  Depreciation of rental
   equipment............               189,638     11,123                     200,761
  Cost of rental equip-
   ment sales...........                86,998      5,459                      92,457
  Cost of equipment and
   merchandise sales and
   other operating
   costs................               201,653     18,363                     220,016
                          --------  ----------    -------     ---------    ----------
Total cost of revenues..               924,637     64,918                     989,555
                          --------  ----------    -------     ---------    ----------
Gross profit............               541,503     33,531                     575,034
Selling, general and ad-
 ministrative
 expenses...............               233,971     14,223                     248,194
Non-rental depreciation
 and amortization.......                38,284      2,544                      40,828
                          --------  ----------    -------     ---------    ----------
Operating income........               269,248     16,764                     286,012
Interest expense........                92,670        730                      93,400
Other (income) expense,
 net....................                 9,112       (462)                      8,650
                          --------  ----------    -------     ---------    ----------
Income before provision
 for income taxes ......               167,466     16,496                     183,962
Provision for income
 taxes..................                67,952      7,368                      75,320
                          --------  ----------    -------     ---------    ----------
Income before equity in
 net earnings
 of subsidiaries........                99,514      9,128     $(108,642)
Equity in net earnings
 of subsidiaries........  $108,642                                            108,642
                          --------  ----------    -------     ---------    ----------
Net income..............  $108,642  $   99,514    $ 9,128     $(108,642)   $  108,642
                          ========  ==========    =======     =========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                 For the Nine Months Ended September 30, 1998
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                (In thousands)
Revenues:
  Equipment rentals.....             $572,884     $ 19,618                  $592,502
  Sales of rental equip-
   ment.................               71,019        2,684                    73,703
  Sales of equipment and
   merchandise and other
   revenues.............              127,216       10,841                   138,057
                          -------    --------     --------      ------      --------
Total revenues..........              771,119       33,143                   804,262
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........              255,345        8,184                   263,529
  Depreciation of rental
   equipment............              116,974        2,996                   119,970
  Cost of rental equip-
   ment sales...........               38,235        1,585                    39,820
  Cost of equipment and
   merchandise sales and
   other operating
   costs................               98,157        8,736                   106,893
                          -------    --------     --------      ------      --------
Total cost of revenues..              508,711       21,501                   530,212
                          -------    --------     --------      ------      --------
Gross profit............              262,408       11,642                   274,050
Selling, general and ad-
 ministrative
 expenses...............              123,129        5,634                   128,763
Merger-related ex-
 penses.................               42,216                                 42,216
Non-rental depreciation
 and amortization.......               22,932          761                    23,693
                          -------    --------     --------      ------      --------
Operating income........               74,131        5,247                    79,378
Interest expense........               38,931          239                    39,170
Other (income) expense,
 net....................               (4,491)         (33)                   (4,524)
                          -------    --------     --------      ------      --------
Income before provision
 for
 income taxes and ex-
 traordinary item.......               39,691        5,041                    44,732
Provision for income
 taxes..................               24,182        2,268                    26,450
                          -------    --------     --------      ------      --------
Income before
 extraordinary item and
 equity in net earnings
 of subsidiaries........               15,509        2,773                    18,282
Extraordinary item,
 net....................               21,337                                 21,337
                          -------    --------     --------      ------      --------
Income (loss) before
 equity in net earnings
 of subsidiaries........               (5,828)       2,773      $3,055
Equity in net earnings
 of subsidiaries........  $(3,055)                                            (3,055)
                          -------    --------     --------      ------      --------
Net income (loss).......  $(3,055)   $ (5,828)    $  2,773      $3,055      $ (3,055)
                          =======    ========     ========      ======      ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                 For the Three Months Ended September 30, 1999
                          -----------------------------------------------------------
                                                   Non-
                                   Guarantor    Guarantor                Consolidated
                            URI   Subsidiaries Subsidiaries Eliminations    Total
                            ---   ------------ ------------ ------------ ------------
                                                (In thousands)
Revenues:
  Equipment rentals.....            $437,768     $31,174                   $468,942
  Sales of rental equip-
   ment.................              70,028       2,581                     72,609
  Sales of equipment and
   merchandise and other
   revenues.............             117,197       9,870                    127,067
                          -------   --------     -------      --------     --------
Total revenues..........             624,993      43,625                    668,618
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........             184,408      12,767                    197,175
  Depreciation of rental
   equipment............              71,784       4,910                     76,694
  Cost of rental equip-
   ment sales...........              41,003       1,535                     42,538
  Cost of equipment and
   merchandise sales and
   other operating
   costs................              87,584       7,648                     95,232
                          -------   --------     -------      --------     --------
Total cost of revenues..             384,779      26,860                    411,639
                          -------   --------     -------      --------     --------
Gross profit............             240,214      16,765                    256,979
Selling, general and ad-
 ministrative
 expenses...............              93,495       4,838                     98,333
Non-rental depreciation
 and amortization.......              14,926       1,045                     15,971
                          -------   --------     -------      --------     --------
Operating income........             131,793      10,882                    142,675
Interest expense........              41,517         577                     42,094
Other (income) expense,
 net....................                (295)        (37)                      (332)
                          -------   --------     -------      --------     --------
Income before provision
 for income taxes ......              90,571      10,342                    100,913
Provision for income
 taxes..................              36,810       4,550                     41,360
                          -------   --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........              53,761       5,792      $(59,553)
Equity in net earnings
 of subsidiaries........  $59,553                                            59,553
                          -------   --------     -------      --------     --------
Net income..............  $59,553   $ 53,761     $ 5,792      $(59,553)    $ 59,553
                          =======   ========     =======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                  For the Three Months Ended September 30, 1998
                          --------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations    Total
                             ---     ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....              $ 270,920     $ 11,898                 $ 282,818
  Sales of rental equip-
   ment.................                 29,417        1,064                    30,481
  Sales of equipment and
   merchandise and other
   revenues.............                 60,155        5,620                    65,775
                          ---------   ---------     --------     --------    ---------
Total revenues..........                360,492       18,582                   379,074
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........                114,649        4,945                   119,594
  Depreciation of rental
   equipment............                 51,207        1,746                    52,953
  Cost of rental equip-
   ment sales...........                 16,714          547                    17,261
  Cost of equipment and
   merchandise sales and
   other operating
   costs................                 46,381        4,168                    50,549
                          ---------   ---------     --------     --------    ---------
Total cost of revenues..                228,951       11,406                   240,357
                          ---------   ---------     --------     --------    ---------
Gross profit............                131,541        7,176                   138,717
Selling, general and ad-
 ministrative
 expenses...............                 56,758        3,655                    60,413
Merger-related ex-
 penses.................                 42,216                                 42,216
Non-rental depreciation
 and amortization.......                 10,691          510                    11,201
                          ---------   ---------     --------     --------    ---------
Operating income........                 21,876        3,011                    24,887
Interest expense........                 23,781          143                    23,924
Other (income) expense,
 net....................                  (278)         (13)                      (291)
                          ---------   ---------     --------     --------    ---------
Income (loss) before
 provision for
 income taxes and ex-
 traordinary item.......                 (1,627)       2,881                     1,254
Provision for income
 taxes..................                  8,365        1,287                     9,652
                          ---------   ---------     --------     --------    ---------
Income (loss) before
 extraordinary items
 and equity in net
 earnings of
 subsidiaries...........                 (9,992)       1,594                    (8,398)
Extraordinary item,
 net....................                 21,337                                 21,337
                          ---------   ---------     --------     --------    ---------
Income (loss) before
 equity in net earnings
 of subsidiaries........                (31,329)       1,594       29,735
Equity in net earnings
 of subsidiaries........  $ (29,735)                                           (29,735)
                          ---------   ---------     --------     --------    ---------
Net income (loss).......  $ (29,735)  $ (31,329)     $ 1,594     $ 29,735    $ (29,735)
                          =========   =========     ========     ========    =========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                    For the Nine Months Ended September 30, 1999
                          ------------------------------------------------------------------
                                         Guarantor   Non-guarantor
                              URI      Subsidiaries  Subsidiaries  Eliminations Consolidated
                          -----------  ------------- ------------- ------------ ------------
                                                   (In thousands)
Net cash provided by
 (used in) operating
 activities.............   $ (138,529)   $428,484       $68,193                   $ 358,148
Cash flows from
 investing activities:
 Purchase of rental
  equipment.............                 (511,593)      (68,903)                   (580,496)
 Purchase of property
  and equipment.........                  (41,444)       (5,224)                    (46,668)
 Proceeds from sales of
  rental equipment......                  150,615         9,188                     159,803
 In-process acquisition
  costs.................                   (2,206)                                   (2,206)
 Payment of contingent
  purchase price........                   (5,495)       (1,699)                     (7,194)
 Purchase of other
  companies.............     (905,267)                                             (905,267)
                          -----------    --------       -------       ------     ----------
   Net cash used in
    investing
    activities..........     (905,267)   (410,123)      (66,638)                 (1,382,028)
Cash flows from
 financing activities:
 Proceeds from debt.....    2,105,702                                             2,105,702
 Payments of debt.......   (1,560,683)                                           (1,560,683)
 Payment of debt
  financing costs.......      (11,341)                                              (11,341)
 Capital contribution
  by parent.............      522,969                                               522,969
 Dividend distribution
  to parent.............      (14,625)                                              (14,625)
                          -----------    --------       -------       ------     ----------
   Net cash provided by
    financing
    activities..........    1,042,022                                             1,042,022
 Net increase in cash
  and cash
  equivalents...........       (1,774)     18,361         1,555                      18,142
 Cash and cash
  equivalents at
  beginning of period...        1,774      16,257         2,379                      20,410
                          -----------    --------       -------       ------     ----------
 Cash and cash
  equivalents at end of
  period................  $              $ 34,618       $ 3,934                  $   38,552
                          ===========    ========       =======       ======     ==========
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  period:
   Interest.............  $    79,242                                            $   79,242
   Income taxes.........                 $ 14,985       $   885                      15,870
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 1,355,288                                            $1,355,288
 Liabilities assumed....     (440,626)                                             (440,626)
 Less:
   Amounts paid through
    issuance of debt....       (9,395)                                               (9,395)
                          -----------    --------       -------       ------     ----------
     Net cash paid......  $   905,267                                            $  905,267
                          ===========    ========       =======       ======     ==========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                    For the Nine Months Ended September 30, 1998
                          -----------------------------------------------------------------
                                        Guarantor   Non-guarantor
                             URI      Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ----------  ------------- ------------- ------------ ------------
                                                   (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $ (452,125)   $648,222       $ 5,290                  $  201,387
Cash flows from
 investing activities:
 Purchase of rental
  equipment.............                (414,538)       (8,535)                   (423,073)
 Purchase of property
  and equipment.........                 (53,354)         (643)                    (53,997)
 Proceeds from sales of
  rental equipment......                  71,019         2,684                      73,703
 In-process acquisition
  costs.................                  (4,413)                                   (4,413)
 Payments of contingent
  purchase price........                  (2,111)         (506)                     (2,617)
 Purchase of other
  companies.............    (820,787)    (12,510)                                 (833,297)
                          ----------    --------       -------        ----      ----------
   Net cash used in
    investing
    activities..........    (820,787)   (415,907)       (7,000)                 (1,243,694)
Cash flows from
 financing activities:
 Proceeds from debt.....   1,896,086      10,187        27,864                   1,934,137
 Payments of debt.......  (1,156,677)   (230,685)      (22,760)                 (1,410,122)
 Payment of debt
  financing costs.......     (26,711)                                              (26,711)
 Capital contribution
  by parent.............     497,921                                               497,921
 Subchapter S
  distributions of a
  pooled entity.........                  (3,536)                                   (3,536)
                          ----------    --------       -------        ----      ----------
   Net cash provided by
    financing
    activities..........   1,210,619    (224,034)        5,104                     991,689
 Net increase
  (decrease) in cash
  and cash
  equivalents...........     (62,293)      8,281         3,394                     (50,618)
 Cash and cash
  equivalents at
  beginning of period...      67,200       5,211                                    72,411
                          ----------    --------       -------        ----      ----------
 Cash and cash
  equivalents at end of
  period................  $    4,907    $ 13,492       $ 3,394                  $   21,793
                          ==========    ========       =======        ====      ==========
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  period:
   Interest.............  $    6,630    $ 11,098       $    67                  $   17,795
   Income taxes.........                $  7,434       $ 2,245                  $    9,679
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $1,322,581    $ 12,510                                $1,335,091
 Liabilities assumed....    (441,120)                                             (441,120)
 Less:
   Amounts paid in
    common stock and
    warrants............     (60,674)                                              (60,674)
                          ----------    --------       -------        ----      ----------
     Net cash paid......  $  820,787    $ 12,510                                $  833,297
                          ==========    ========       =======        ====      ==========

11. Subsequent Events

 Completed Acquisitions

  Subsequent to September 30, 1999 (through October 28, 1999), the Company completed the acquisitions of three equipment rental companies. The aggregate consideration paid by the Company for these acquisitions was $26.6 million in cash. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $6.7 million. The Company funded the consideration for these acquisitions with borrowings under the Company's Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion reviews the Company's operations for the nine and three months ended September 30, 1999 and 1998 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Introduction

  The Company commenced equipment rental operations in October 1997 and has completed 182 acquisitions (through October 28, 1999), including a merger with U.S. Rentals (the "U.S. Rentals Merger") which was completed in September 1998.

  Three of the acquisitions completed by the Company (including the U.S. Rentals Merger) were accounted for as "poolings-of-interests," and the Company's financial statements have been restated to include the accounts of two of the companies acquired in such transactions (but were not restated for one that was not material, which has been combined with the Company effective July 1, 1998). See Note 2 of the Notes to the Unaudited Consolidated Financial Statements of the Company included elsewhere herein. The other 179 acquisitions completed by the Company were accounted for as "purchases". The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1999 and 1998 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

  United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, United Rentals (North America), Inc. ("URI"), and subsidiaries of URI.

General

  The Company primarily derives revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of rental equipment, (iii) the sale of equipment and (iv) the sale of related merchandise and parts.

  Cost of operations consists primarily of depreciation costs associated with rental equipment, the cost of repairing and maintaining rental equipment, the cost of rental and equipment sold, personnel costs, occupancy costs and supplies.

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

Results of Operations

 Nine Months Ended September 30, 1999 and 1998

  Revenues. Total revenues for the nine months ended September 30, 1999 were $1,564.6 million, representing an increase of 94.5% over total revenues of $804.3 million for the nine months ended September 30, 1998. The Company's revenues in the first nine months of 1999 and 1998 were attributable to: (i) equipment rental ($1,112.2 million, or 71.1% of revenues, in the first nine months of 1999 compared to $592.5 million, or

73.7% of revenues, in the first nine months of 1998), (ii) sales of rental equipment ($159.8 million, or 10.2% of revenues, in the first nine months of 1999 compared to $73.7 million, or 9.2% of revenues, in the first nine months of 1998) and (iii) sales of equipment and merchandise and other revenues ($292.5 million, or 18.7% of revenues, in the first nine months of 1999 compared to $138.1 million, or 17.1% of revenues, in the first nine months of
1998).

  The 94.5% increase in total revenues in the first nine months of 1999 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 22.7 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 71.8 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $575.0 million in the first nine months of 1999 from $274.1 million in the first nine months of 1998. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the first nine months of 1999 and 1998 was: (i) equipment rental (39.1% in the first nine months of 1999 and 35.3% in the first nine months of 1998), (ii) sales of rental equipment (42.1% in the first nine months of 1999 and 46.0% in the first nine months of 1998) and (iii) sales of equipment and merchandise and other revenues (24.8% in the first nine months of 1999 and 22.6% in the first nine months of 1998). The increase in the gross profit margin from rental revenues in the first nine months of 1999 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in the first nine months of 1999 primarily reflected a shift in mix towards the sale of more late-model used equipment which generally generates lower gross profit margins than older equipment. The increase in the gross profit margin from sales of equipment and merchandise and other revenue in the first nine months of 1999 primarily reflected the benefits of greater purchasing power and a shift in the sales mix to higher margin items.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $248.2 million, or 15.9% of total revenues, during the first nine months of 1999 and $128.8 million, or 16.0% of total revenues, during the first nine months of 1998. SG&A in the first nine months of 1999 includes an $8.3 million charge primarily due to professional fees incurred in connection with the Company's terminated tender offer and consent and proxy solicitation for Rental Service Corporation, ("RSC"). Excluding this charge, SG&A as a percentage of revenues decreased to 15.3% in the first nine months of 1999, primarily due to certain economies of scale relating to the increase in revenues described above.

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

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $43.2 million, or 2.8% of total revenues, in the first nine months of 1999 and $23.7 million, or 2.9% of total revenues, in the first nine months of 1998. Non-rental depreciation and amortization primarily consists of
(i) depreciation expense attributable to equipment not offered for rent, (ii) depreciation of rental facilities and (iii) amortization of goodwill. The decrease in non-rental depreciation as a percentage of revenues in 1999 primarily reflected economies of scale related to the increase in revenues described above.

  Interest Expense. Interest expense increased to $93.5 million in the first nine months of 1999 from $39.2 million in the first nine months of 1998. This increase primarily reflected the fact that the Company's indebtedness significantly increased in 1999, principally to fund acquisitions.

  Preferred Dividends of a Subsidiary Trust. Preferred dividends of a subsidiary trust of Holdings were $14.6 million in the first nine months of 1999 compared with $3.0 million in the first nine months of 1998. These dividends relate to preferred securities issued in August 1998 by such subsidiary trust.

  Other (Income) Expense. Other expense was $8.8 million in the first nine months of 1999 compared with $4.5 million in other income in the first nine months of 1998. The increase in other expense in the first nine months of 1999 primarily reflected a $10.0 million charge that was principally due to commitment fees incurred in connection with a $2.0 billion financing commitment that was cancelled upon the termination of the Company's tender offer for RSC.

  Income Taxes. Income taxes increased to $68.3 million, or an effective rate of 41.0%, in the first nine months of 1999 from $25.2 million, or an effective rate of 60.4%, in the first nine months of 1998. During 1998 the Company's high effective tax rate reflected the following: (i) certain merger-related expenses incurred in 1998 were not deductible for income tax purposes and (ii) in connection with an acquisition in 1998 that was accounted for as a pooling-of-interests, the Company recorded a $4.8 million charge to recognize deferred tax liabilities of the acquired company which had been taxed as a Subchapter S Corporation prior to being acquired.

  Extraordinary Item. The Company recorded an extraordinary charge of $35.6 million ($21.3 million net of taxes) in the first nine months of 1998. The charge was incurred in connection with the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.

 Three Months Ended September 30, 1999 and 1998

  Revenues. Total revenues for the three months ended September 30, 1999 were $668.6 million, representing an increase of 76.4% over total revenues of $379.1 million for the three months ended September 30, 1998. The Company's revenues in the three months ended September 30, 1999 and 1998 were attributable to: (i) equipment rental ($468.9 million, or 70.1% of revenues, in the three months September 30, 1999 compared to $282.8 million, or 74.6% of revenues, in the three months ended September 30, 1998), (ii) sales of rental equipment ($72.6 million, or 10.9% of revenues, in the three months ended September 30, 1999 compared to $30.5 million, or 8.0% of revenues, in the three months ended September 30, 1998) and (iii) sales of equipment and merchandise and other revenues ($127.1 million, or 19.0% of revenues, in the three months ended September 30, 1999 compared to $65.8 million, or 17.4% of revenues, in the three months ended September 30, 1998).

  The 76.4% increase in total revenues in the three months ended September 30, 1999 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 21.4 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 55.0 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $257.0 million in the three months ended September 30, 1999 from $138.7 million in the three months ended September 30, 1998. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the three months ended September 30, 1999 and 1998 was: (i) equipment rental (41.6% in the three months ended September 30, 1999 and 39% in the three months ended September 30, 1998), (ii) sales of rental equipment (41.4% in the three months ended September 30, 1999 and 43.4% in the three months ended September 30, 1998) and (iii) sales of equipment and merchandise and other revenues (25.1% in the three months ended September 30, 1999 and 23.1% in the three months ended September 30, 1998). The increase in the gross profit margin from rental revenues in the three months ended September 30, 1999 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in the three months ended September 30, 1999 primarily reflected a shift in mix towards the sale of more late-model used equipment which generally generates lower gross profit margins than older equipment. The increase in the gross profit margin from sales of new equipment, merchandise and other revenue in the three months ended September 30, 1999 primarily reflected the benefits of greater purchasing power and a shift in the sales mix to higher margin items.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $98.3 million, or 14.7% of total revenues, during the three months ended September 30, 1999 and $60.4 million, or 15.9% of total revenues, during the three months ended September 30, 1998. The decrease in SG&A as a percentage of revenues in the three months ended September 30, 1999, principally reflected certain economies of scale related to the increase in revenues.

  Merger-related Expenses. The Company incurred merger-related expenses in the three months ended September 30, 1998 of $42.2 million ($29.5 million after-tax) in connection with three acquisitions completed by the Company in such period that were accounted for as poolings-of-interests. These expenses consisted of (i) $18.5 million for investment banking, legal, accounting services and other merger costs, (ii) $14.5 million of expenses relating to the closing of duplicate facilities, (iii) $6.3 million for employee severance and (iv) $2.9 million in other expenses.

  Non-rental Depreciation and Amortization. Non-rental depreciation was $16.7 million, or 2.5% of total revenues, in the three months ended September 30, 1999 and $11.2 million, or 3.0% of total revenues, in the three months ended September 30, 1998. Non-rental depreciation and amortization primarily consists of (i) depreciation expense attributable to equipment not offered for rent, (ii) depreciation of rental facilities and (iii) amortization of goodwill. The decrease in non-rental depreciation as a percentage of revenues in 1999 primarily reflected economies of scale related to the increase in revenues described above.

  Interest Expense. Interest expense increased to $42.2 million in the three months ended September 30, 1999 from $23.9 million in the three months ended September 30, 1998. This increase primarily reflected the fact that the Company's indebtedness significantly increased in 1999, principally to fund acquisitions.

  Preferred Dividends of a Subsidiary Trust. Preferred dividends of a subsidiary trust of Holdings were $4.9 million in the three months ended September 30, 1999 compared with $3.0 million in the three months ended September 30, 1998. These dividends relate to preferred securities issued in August 1998 by such subsidiary trust.

  Other (Income) Expense. Other income was $0.4 million in the three months ended September 30, 1999 compared with $0.3 million in the three months ended September 30, 1998.

  Income Taxes. Income taxes increased to $39.1 million, or an effective rate of 41.0%, in the three months ended September 30, 1999 from $8.4 million in the three months ended September 30, 1998. During 1998, the Company recorded a provision for income taxes despite a pretax loss because: (i) certain merger-related expenses incurred in 1998 were not deductible for income tax purposes and (ii) in connection with an acquisition in 1998 that was accounted for as a pooling-of-interests, the Company recorded a $4.8 million charge to recognize deferred tax liabilities of the acquired company which had been taxed as a Subchapter S Corporation prior to being acquired.

  Extraordinary Item. The Company recorded an extraordinary charge of $35.6 million ($21.3 million net of taxes) during the three months ended September 30, 1998. Such charge was incurred in connection with the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.

Liquidity and Capital Resources

  Recent Financings

  Set forth below is certain information concerning certain financing transactions entered into by the Company during 1999.

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

  Common Stock. In March 1999, Holdings completed a public offering of 2,290,000 shares of its common stock. The net proceeds to the Company from this offering were approximately $64.8 million (after deducting underwriting discounts and offering expenses).

  9% Senior Subordinated Notes. In March 1999, URI sold $250 million aggregate principal amount of 9% Senior Subordinated Notes Due 2009 ("9% Notes") for aggregate consideration of $245.0 million (after deducting the initial purchaser's discount and offering expenses). The 9% Notes are unsecured. URI may, at its option, redeem the 9% Notes on or after April 1, 2004 at specified redemption prices which range from 104.50% in 2004 to 100.00% in 2007 and thereafter. In addition, on or prior to April 1, 2002, URI may, at its option, use the proceeds of a public equity offering by Holdings to redeem up to 35% of the outstanding 9% Notes, at a redemption price of 109.00%. The indenture governing the 9% Notes contains certain restrictive covenants, including (i) limitations on additional indebtedness, (ii) limitations on restricted payments, (iii) limitations on liens, (iv) limitations on dividends and other payment restrictions, (v) limitations on preferred stock of certain subsidiaries, (vi) limitations on transactions with affiliates, (vii) limitations on the disposition of proceeds of asset sales and (viii) limitations on the ability of the Company to consolidate, merge or sell all or substantially all of its assets.

  Series B Perpetual Convertible Preferred Stock. In September 1999, Holdings sold 100,000 shares of its Series B Perpetual Convertible Preferred Stock ("Series B Preferred") to Apollo and 50,000 shares of its Series B Preferred to Chase Equity Associates, L.P. ("Chase"). The net proceeds from the sale of Series B Preferred to Apollo and Chase were approximately $143.8 million (after deducting issuance fees and expenses). For additional information concerning the Series B Preferred see Item 2 of Part II of this Report.

  Term Loan. URI obtained a $450 million term loan dated as of July 15, 1999 from a group of financial institutions (the "Term Loan C"). The Term Loan C was increased to $600 million in November 1999. URI used the net proceeds from the Term Loan C to repay a portion of the outstanding indebtedness under the Company's revolving credit facility (the "Credit Facility"). The Term Loan C matures in June 2006. Prior to maturity, quarterly installments of principal in the amount of $1.5 million are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $565.5 million. The Term Loan C accrues interest, at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's referenced rate) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin of 2.50% per annum. If at any time an event of default exists, the interest rate applicable to URI's existing term loan and the Term Loan C will increase by 2% per annum. The Term Loan C is secured pari passu with the Credit Facility and URI's existing term loan, and the agreement governing the Term Loan C contains restrictive covenants substantially similar to those provided by the Credit Facility and URI's existing term loan.

  Sources and Uses of Cash

  During the first nine months of 1999, the Company (i) generated cash from operations of approximately $365.1 million, (ii) generated cash from the sale of rental equipment of approximately $159.8 million, (iii) received net proceeds of $287.0 million from the sale of the Series A Preferred, (iv) received net proceeds of $143.8 million from the sale of the Series B Preferred, (v) obtained a $450 million term loan, (vi) received net proceeds of $65.2 million from the issuance of common stock and (vii) received net proceeds of $245.0 million from the sale of the 9% Notes. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $905.3 million), (ii) purchase rental equipment (approximately $580.5 million) and (iii) purchase other property and equipment (approximately $75.8 million).

  Certain Balance Sheet Changes

  The acquisitions and the equipment purchases made by the Company in the first nine months of 1999 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in the following items at September 30, 1999 compared with December 31, 1998: accounts receivable, inventory, prepaid expenses and other assets, rental equipment, property and equipment, intangible assets, accounts payable, debt and accrued expenses and other liabilities. The financing transactions completed by the Company during the first nine months of 1999 were the principal reasons for the increase in cash, debt and additional paid-in capital at September 30, 1999, compared with December 31, 1998.

  Certain Information Concerning the Company's Credit Facility

  URI has a revolving credit facility (the "Credit Facility") that enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $772.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of November 5, 1999, there was $523.0 million of indebtedness outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $1.4 million).

  Cash Requirements Related to Operations

  The Company's principal existing sources of cash are borrowings available under the Credit Facility ($248.1 million available as of November 5, 1999) and cash generated from operations.

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

  The Company estimates that equipment expenditures over the next 12 months will be approximately $700 million for the existing operations of the Company. These expenditures are comprised of approximately $385 million of expenditures to maintain the average age of the Company's rental fleet and $315 million of discretionary expenditures to increase the size of the Company's rental fleet. The Company expects that it will fund such expenditures from a combination of approximately $300 million of proceeds expected to be generated from the sale of used equipment, cash generated from operations and, if required, borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify the amount of equipment expenditures that will be required in connection with new acquisitions.

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

  Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay debt principal of approximately $22.5 million over the next 12 months.

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

Year 2000 Compliance

  The Company has been informed by its software vendors that the Company's recently installed information technology systems are year 2000 compliant. The Company has, therefore, not developed any contingency plans relating to year 2000 issues and has not budgeted any funds for year 2000 issues. Although the Company believes that its systems are year 2000 compliant, there can be no assurance that unanticipated year 2000 problems will not arise which, depending on the nature and magnitude of the problem, could have a material adverse effect on the Company's business and financial condition. Furthermore, year 2000 problems involving third parties may have a negative impact on the Company's customers or suppliers, the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.). Any such problem could have a material adverse effect on the Company's business and financial condition. The Company is unable at this time to assess the possible impact on its business of year 2000 problems involving any third party.

Fluctuations in Operating Results

  The Company expects that its revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including: seasonal rental patterns of the Company's customers (with rental activity tending to be lower in the winter); changes in general economic conditions in the Company's markets; the timing of acquisitions and the opening of start-up locations and related costs; the effect of the integration of acquired businesses and start-up locations; the timing of expenditures for new equipment and the disposition of used equipment; changes in demand for the Company's equipment or the prices therefor due to changes in economic conditions, competition or other factors.

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

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

  Acquired Companies not Historically Operated as a Combined Business

  The businesses that we acquired have been in existence an average of 22 years and some have been in existence for more than 50 years. However, these businesses were not historically managed or operated as a single business. Although we believe that we can successfully manage and operate the acquired businesses as a single business, we cannot be certain of this.

  Limited Operating History

  We commenced equipment rental operations in October 1997 and have grown through a combination of internal growth and the acquisition of 182 companies (through October 28, 1999), including a merger in September 1998 with U.S. Rentals. Due to the relatively recent commencement of our operations, we have only a limited history upon which you can base an assessment of our business and prospects.

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

  Fluctuations of Operating Results

  We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including:

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

  . the timing of expenditures for new equipment and the disposition of used equipment; and

  . changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors.

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

  Dependence on Information Technology Systems

  Our ability to monitor and control our operations depends to a large extent on the proper functioning of our recently-installed information technology systems. Any disruption in these systems or the failure of these systems to operate as expected could, depending on the magnitude and duration of the problem, adversely affect our business and our ability to implement our growth strategy.

  Year 2000 Issues

  Our software vendors have informed us that our recently-installed information technology systems are year 2000 compliant. We have, therefore, not developed any contingency plans relating to year 2000 issues and have not budgeted any funds for year 2000 issues. Although we believe that our systems are year 2000 compliant, unanticipated year 2000 problems may arise which, depending on the nature and magnitude of the problem, could adversely affect our business. Furthermore, year 2000 problems involving third parties may have a negative impact on our customers or suppliers, the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.). Any such problem could adversely affect our business. We are unable at this time to assess the possible impact on our business of year 2000 problems involving any third party.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings


  The Company and its subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such pending litigation cannot be estimated with certainty but the Company believes, based on its examination of such matters, that such ultimate liability will not have a material effect on the business or financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

  Set forth below is certain information concerning sales by the Company of unregistered securities during the third quarter of 1999. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

  1. In July 1999, the Company issued 1,749 shares of common stock to an executive officer pursuant to an employment agreement.

  2. In July 1999, the Company issued, in connection with one acquisition, 8,602 shares of common stock as part of the consideration for such acquisition.

  3. In August 1999, the Company issued, in connection with one acquisition, 50,000 warrants with an exercise price of $28.96 per share.

  4. In September 1999, Holdings sold 100,000 shares of its Series B Perpetual Convertible Preferred Stock ("Series B Preferred") to Apollo and 50,000 shares of its Series B Preferred to Chase Equity Associates, L.P. ("Chase"). The net proceeds from the sale of Series B Preferred to Apollo and Chase were approximately $143.8 million (after deducting issuance fees and expenses).

Certain Information Concerning Series B Preferred

  Holdings has designated 500,000 shares of Preferred Stock as Series B Perpetual Convertible Preferred Stock consisting of 450,000 shares designated as Class B-1 Perpetual Convertible Preferred Stock (the "B-1 Preferred Stock") and 50,000 shares designated as Class B-2 Perpetual Convertible Preferred Stock (the "B-2 Preferred Stock"). A complete description of the terms of the Series B Preferred is set forth in the Certificate of Designation therefor ("Designation"), which is an exhibit to this Report. Set forth below is a summary of certain terms of the Series B Preferred, which summary is qualified in its entirety by reference to the Designation.

  Except where otherwise indicated, (1) the terms set forth below apply to both the B-1 Preferred and B-2 Preferred and (2) each reference to the Series B Preferred includes both the B-1 Preferred and B-2 Preferred.

Ranking

  The Series B Preferred ranks (1) senior to the Common Stock with respect to distributions upon the liquidation, winding-up or dissolution of Holdings and
(2) the same as the Series A Perpetual Convertible Preferred Stock ("Series A Preferred") with respect to such distributions.

Liquidation Preference

  Upon any voluntary or involuntary liquidation, dissolution or winding-up of Holdings or reduction or decrease in its capital stock resulting in a distribution of assets to the holders of any class or series of Holding's capital stock, the holders of Series B Preferred will be entitled to payment out of the assets of Holdings available for distribution of an amount equal to $1,000 per share of Series B Preferred (the "Liquidation Preference"), plus accrued and unpaid dividends, if any, to the date fixed for liquidation, dissolution, winding-up or reduction or decrease in capital stock, before any distribution is made on the Common Stock. After payment in full of the Liquidation Preference and such dividends, if any, to which holders of Series B Preferred are entitled, such holders will not be entitled to any further participation in any distribution of assets of Holdings.

Dividends

  The Series B Preferred bears no stated dividend. However, in the event that Holdings declares or pays any dividends or other distributions upon the Common Stock, Holdings must (subject to certain exceptions) also declare and pay to the holders of the Series B Preferred, at the same time that it declares and pays such dividends or other distributions to the holders of the Common Stock, the dividends or distributions which would have been declared and paid with respect to the Common Stock issuable upon conversion of the Series B Preferred had all of the outstanding shares of Series B Preferred been converted immediately prior to the record date for such dividend or distribution, or if no record date is fixed, the date as of which the record holders of Common Stock entitled to such dividends or distributions are determined.

Conversion Rights

  Subject to possible adjustment as described below, each share of Series B Preferred is convertible into 33 1/3 shares of Common Stock (representing a conversion price of $30 per share of Common Stock based on the Liquidation Preference of $1,000 per share of Series B Preferred).

  The Designation provides that the conversion price is subject to specified adjustments upon the occurrence of any of the following events:

  . a distribution in the form of Common Stock is made on any class of capital stock of Holdings (see subsection 3(d)(v) of the Designation); or

  . a person other than Holdings or a subsidiary purchases in a tender offer not opposed by Holdings more than 20% and less than 50% of Holdings's outstanding Common Stock and the tender offer price is less than the conversion price in effect on the day the tender offer is concluded (see subsection 3(d)(vi) of the Designation); or

  . Holdings issues certain rights, options or warrants to all holders of Common Stock entitling them to acquire shares of Common Stock at a price that is less than the then current market price for the Common Stock (see subsection 3(d)(vii) of the Designation); or

  . the outstanding shares of Common Stock are subdivided into a greater number of shares of Common Stock (see subsection 3(d)(viii) of the Designation); or

  . Holdings or any subsidiary makes a tender or exchange offer for any of the Common Stock and the consideration paid per share of Common Stock is greater than the market price for the Common Stock as of the trading day next succeeding the expiration of the offer (see subsection 3(d)(ix) of the Designation); or

  . Holdings issues to an affiliate (subject to certain exceptions) Common Stock at a price per share that is less than the market price of the Common Stock on the date of such issuance.

Redemption; Automatic Conversion

  If a Change in Control (as defined in the Designation) with respect to Holdings occurs (or Holdings enters into a binding agreement relating thereto), the following provisions will apply:

  Transaction Not Accounted For as Pooling-of Interests. If the Change of Control is not in connection with an acquisition that is accounted for under the "pooling-of-interests" method of generally accepted accounting principles, Holdings must offer to purchase, within 10 business days after the Change of Control, all of the then outstanding shares of Series B Preferred at a purchase price per share, in cash, equal to the Liquidation Preference thereof plus an amount equal to 6.25% of the Liquidation Preference, compounded annually from the date of issuance of such share to the purchase date (the "Call Price").

  Transaction Accounted For as Pooling-of Interests. If the Change of Control is an acquisition that is accounted for under the "pooling-of-interests" method of generally accepted accounting principles, then, upon the occurrence of the Change in Control, all of the then outstanding Series B Preferred Stock will be automatically converted into Common Stock having a market value equal to 109.5% of the Call Price, valued at the closing price of the Common Stock at the close of business on the business day prior to the date of the Change in Control.

 Redemption Relating to Certain Issuances of Securities

  If, after 2 1/2 years following the date of the issuance of the Series B Preferred, Holdings issues for cash, Common Stock or a series of preferred stock convertible into Common Stock, in either a public offering or a bona fide private financing, for a price for the Common Stock (including any amount payable upon conversion of preferred stock) below the conversion price then in effect for the Series B Preferred (each such offering being referred to as a "Reduced Price Offering"), then Holdings will be required to make an offer to purchase the outstanding shares of Series B Preferred as follows:

  If Offer to Purchase Series A Preferred is Not Required. If the Reduced Price Offering is at a price that is not below the conversion price of the Series A Preferred of $25, subject to adjustment (i.e., it does not also trigger an obligation to offer to repurchase Series A Preferred), then Holdings will be required to offer to apply towards the purchase of Series B Preferred at the Call Price an amount equal to 40% of the Specified Amount (as hereinafter defined) with respect to such offering. The "Specified Amount" with respect to any Reduced Price Offering shall equal the amount by which the net cash proceeds from such Reduced Price Offering and for all other Reduced Price Offerings consummated during the preceding 12 months (but excluding any Reduced Price Offering prior to December 31, 2001) exceeds an aggregate of $50 million, less a credit for all amounts theretofore paid to the holders of the Series A Preferred and the Series B Preferred for such purchases during such 12-month period.

  If Offer to purchase Series A Preferred Stock is Also Required. If the Reduced Price Offering is at a price that is below the conversion price of the Series A Preferred of $25, subject to adjustment (i.e., it also triggers an obligation to offer to purchase Series A Preferred), then Holdings will be required to offer to apply the Call Percentage (as defined below) of the Specified Amount towards the purchase of both Series B Preferred and Series A Preferred. In such event, the Specified Amount shall be allocated to the purchase of Series B Preferred and Series A Preferred in proportion to the aggregate liquidation amount of each such series of preferred stock (provided that, if the aggregate liquidation amount of the Series B Preferred is in excess of $500 million, such excess shall be ignored in calculating such proportion). Any such purchase of Series B Preferred will be at the Call Price and any purchase of Series A Preferred will be at the price specified in the certificate of designation for the Series A Preferred.

  For purposes of the preceding paragraph, the "Call Percentage" will be a function of the aggregate liquidation amount of the Series A Preferred and Series B Preferred as set forth in the following table:

       Aggregate
       Liquidation                                                       Call
       Amount                                                         Percentage
       -----------                                                    ----------
       up to and including $500 million..............................     40%
       more than $500 million to and including $550 million..........     43%
       more than $550 million to and including $600 million..........     46%
       more than $600 million to and including $650 million..........     50%
       more than $650 million to and including $700 million..........     53%
       more than $700 million to and including $750 million..........     56%
       more than $750 million........................................     60%

Voting

 General Voting Rights

  B-1 Preferred. Except as otherwise required by applicable law, the holders of B-1 Preferred are entitled to vote together with the holders of the Common Stock as a single class on all matters submitted to stockholders of Holdings for a vote. Each share of B-1 Preferred is entitled to one vote for each share of Common Stock issuable upon conversion of such share of B-1 Preferred.

  B-2 Preferred. Except as provided below under "--Class Voting Rights," the holders of the B-2 Preferred are not entitled to vote on any matter to be voted on by stockholders of Holdings.

 Class Voting Rights

  Holdings may not, without the affirmative vote or consent of the holders of at least a majority of the shares of Series B Preferred then outstanding voting or consenting as the case may be, as a separate class, take certain actions specified in the Designation, including, among others, the declaration or payment of an Extraordinary Dividend (as defined in the Designation).

Right to Exchange Between Classes of Series B Preferred

  Subject to certain limitations set forth in the Designation, certain holders of shares of B-2 Preferred shall be entitled, without the payment of any additional consideration, to convert at any time and from time to time any or all shares of B-2 Preferred held by such holder into the same number of shares of B-1 Preferred and vice versa.

Item 4. Submission of Matters to a Vote of Security Holders

  A Special Meeting of Stockholders was held on August 9, 1999. The holders of 71,594,208 common shares and 300,000 Series A Preferred shares were present either in person or by proxy. There were no broker non-votes at the meeting. The following two matters were voted on and approved at such meeting.

  1. Approval of the sale by the Company of 100,000 shares of Series B Preferred stock to Apollo.

                     For                     Abstain                                Against
                  ----------                 -------                               ---------
                  66,588,592                 10,941                                2,310,023

  2. Approval of an amendment to the Certificate of Designation of the Series
     A Preferred stock in order to eliminate an inconsistency between the terms of the Series B Preferred and the Series A Preferred (as well as add an exception to the provision requiring that the conversion price be adjusted under certain circumstances).

                     For                     Abstain                                Against
                  ----------                 -------                               ---------
                  67,237,732                 13,324                                1,658,505

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits:
 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3(a)   Amended and Restated Certificate of Incorporation of United Rentals,
         Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1998).
  3(b)   Certificate of Amendment to the United Rentals, Inc. Certificate of
         Incorporation dated September 29, 1998 (incorporated by reference to
         Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form
         S-3, No. 333-70151).

  3(c)   By-laws of United Rentals, Inc., in effect as of the date hereof
         (incorporated by reference to exhibit 3.2 of United Rentals, Inc.
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  3(d)   Form of Certificate of Designation for Series A Perpetual Convertible
         Preferred Stock (incorporated by reference to Exhibit 4(k) to the United Rentals, Inc. Amendment No. 1 on Form S-3 to Registration
         Statement on Form S-1, No. 333-64463) together with a certificate of amendment thereto (incorporated by reference to exhibit A of United
         Rental, Inc. Proxy Statement dated July 22, 1999).

  3(e)   Form of Certificate of Designation for Series B Perpetual Convertible
         Preferred Stock (incorporated by reference to exhibit B of United
         Rentals, Inc. Proxy Statement on Schedule 14A dated July 22, 1999).

  3(f)   Amended and Restated Certificate of Incorporation of United Rentals
         (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals, Inc. Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1998).

  3(g) By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United
         Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June
         30, 1998).

 10(a)   Preferred Stock Purchase Agreement, Series B Perpetual Convertible
         Preferred Stock dated July 16, 1999 between United Rentals, Inc. and
         Chase Equity Associates, L.P. including Form of Registration Rights
         Agreement (incorporated by reference to exhibit 10(c) of the United
         Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1999).
 10(b)   Term Loan Agreement dated as of July 15, 1999 among United Rentals,
         Inc., United Rentals (North America), Inc., various financial institutions, Goldman Sachs Credit Partners L.P., as Syndication Agent and Bank of America National Trust and Savings Association, as
         Administrative Agent (incorporated by reference to exhibit 10(d) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
 10(c) First Amendment dated as of August 12, 1999, to Term Loan Agreement dated as of July 15, 1999 among United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions, Goldman Sachs
         Credit Partners L.P., as syndication Agent and Bank of America
         National Trust and Savings Association, as administrative Agent
         (incorporated by reference to exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).
 10(d) Second Amendment dated as of July 14, 1999, to Term Loan Agreement dated as of July 10, 1998 among United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1999).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(e)   Second Amendment dated as of July 14, 1999, to Credit Agreement dated as of September 29, 1998, between United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions,
         Bank of America Canada, as Canadian agent, and Bank of America
         National Trust and Savings Association, as U.S. Agent (incorporated by reference to exhibit 10(g) of the United Rentals, Inc.
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
 10(f)   Preferred Stock Purchase Agreement, Series B Perpetual Convertible
         Preferred Stock, dated June 28, 1999, among United Rentals, Inc.,
         Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.,
         together with an Amendment dated as of July 16, 1999 (incorporated by reference to exhibit B of United Rental, Inc. Proxy Statement dated
         July 22, 1999)
 27*     Financial Data Schedule
 27.1*   Financial Data Schedule

--------
 *Filed herewith.

(b)Reports on Form 8-K: none

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          United Rentals, Inc.

Dated: November 12, 1999                      /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: November 12, 1999                      /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)

                                          United Rentals (North America), Inc.

Dated: November 12, 1999                      /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: November 12, 1999                      /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)