Form 10-K
period 1999-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2000-03-30
CIK 1067701, 1047166

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

  For the fiscal year ended December 31, 1999.

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
        State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization                       Identification Nos.)
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

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 15, 2000, there were 72,062,743 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of such common stock held by non-affiliates of the registrant at March 15, 2000 was approximately $623.8 million. Such aggregate market value was calculated by using the closing price of such common stock as of such date on the New York Stock Exchange ($13.81). There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

                             FORM 10-K REPORT INDEX

  10-K Part
 and Item No.                                                          Page No.
 ------------                                                          --------
 PART I
 Item 1       Business..............................................       1
 Item 2       Properties............................................       8
 Item 3       Legal Proceedings.....................................       8
 Item 4       Submission of Matters to a Vote of Security Holders...       9
 PART II
 Item 5       Market for the Registrant's Common Equity and Related
              Stockholder Matters...................................       9
 Item 6       Selected Financial Data...............................      10
 Item 7       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................      11
 Item 7A      Quantitative and Qualitative Disclosures About Market
              Risk..................................................      24
 Item 9       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................      71
 PART III
 Item 10      Directors and Executive Officers of the Registrant....      71
 Item 11      Executive and Director Compensation...................      71
 Item 12      Security Ownership of Certain Beneficial Owners and
              Management............................................      71
 Item 13      Certain Relationships and Related Transactions........      71
 PART IV
 Item 14      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K...........................................      71

    United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, United Rentals (North America), Inc. ("URI"), and subsidiaries of URI. URI was incorporated in August 1997, initially capitalized in September 1997 and commenced equipment rental operations in October 1997. Holdings was incorporated in July 1998 and became the parent company of URI on August 5, 1998, in connection with a reorganization of URI's corporate structure that was effected in order to facilitate certain financings. As part of such reorganization, the outstanding common stock of URI was converted, on a share for share basis, into common stock of Holdings and the common stock of Holdings commenced trading on the New York Stock Exchange instead of the common stock of URI. Prior to such reorganization, the name of United Rentals (North America), Inc. was United Rentals, Inc. Unless otherwise indicated or the context otherwise clearly requires, (i) the terms "we", "United Rentals" and the "Company" refer collectively to URI and its subsidiaries, with respect to periods prior to such reorganization, and to Holdings and its subsidiaries, with respect to periods thereafter, and (ii) the term "Common Stock" refers to the common stock of URI, with respect to periods prior to such reorganization, and to the common stock of Holdings, with respect to periods thereafter.

    Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may" "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 7--"Management's Discussion and Analysis of Financial Condition and Result of Operations-- Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                    PART I

    Unless otherwise indicated, the information under Items 1 and 2 is as of February 29, 2000.

Item 1. Business

General

    United Rentals is North America's largest equipment rental company with over 700 branches in 45 states, six Canadian provinces and Mexico. We offer for rent more than 600 different types of equipment to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. During the past year, we completed more than 6.4 million rental transactions and served over 1.1 million customers.

    We have the largest fleet of rental equipment in the world, with over 500,000 units having an original purchase price of approximately $3.0 billion. Our fleet includes:

  . light to heavy construction and industrial equipment, such as aerial lifts, backhoes, skid-steer loaders, forklifts, ditching equipment, earth moving equipment, material handling equipment, compressors, pumps and generators;

  . traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems;

  . trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers, and line testing equipment;

  . special event equipment used for sporting, corporate and other large events, such as light towers, air conditioning units, portable power units, electrical cable, temporary kitchens and tents; and

  . general tools and equipment, such as power washers, water pumps, heaters and hand tools.

    In addition to renting equipment, we sell used rental equipment, act as a dealer for a wide variety of new equipment, and sell related merchandise, parts and service.

    We began operations in October 1997 and have grown through a combination of internal growth, acquisitions and the opening of new rental locations. In September 1998, we merged with U.S. Rentals, Inc. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

Competitive Advantages

    We believe that we benefit from the following competitive advantages:

    Large and Diverse Rental Fleet. We have the largest and most comprehensive equipment rental fleet in the industry, which enables us to:

  .   attract customers by providing "one-stop" shopping;

  . serve a diverse customer base, which reduces our dependence on any particular customer or group of customers;

  . serve large customers that require assurance that substantial quantities of different types of equipment will be available as required on a continuing basis; and

  . serve attractive specialty equipment rental markets, such as the traffic control equipment market which should benefit from a portion of the more than $200 billion allocated by the Transportation Equity Act for the 21st Century ("TEA-21") for the reconstruction of the nation's transportation infrastructure.

   Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology system enables each branch to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to: (1) market the equipment within a cluster through multiple branches, (2) cross-market the equipment specialties of different branches within each cluster, and (3) reduce costs by centralizing common functions such as payroll, accounts payable and credit and collection into 32 credit offices and four service centers. In 1999, approximately 9.4% of our rental revenues, or $150 million, was attributable to equipment sharing among branches.

   Geographic Diversity. We have branches in 45 states, six Canadian provinces and Mexico. We believe that our geographic diversity reduces the impact that fluctuations in regional economic conditions have on our overall financial performance. Our geographic diversity and large network of branch locations also give us the ability to better serve National Account customers, better serve customers that operate at multiple locations, and access used equipment re-sale markets across the country.

   Customer Diversity. Our customer base is highly diversified and ranges from Fortune 500 companies to small companies and homeowners. We estimate that our top ten customers accounted for approximately 1% of our revenues during 1999.

   Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 56 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them--within budgetary guidelines--to make day-to-day decisions concerning staffing, pricing, equipment purchasing and other branch matters. Management closely tracks branch, district and region performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. We promote equipment sharing among branches through our profit sharing program, which directly ties the compensation of branch personnel to their branch's financial performance and return on assets.

   Significant Purchasing Power. We purchase large amounts of equipment and other items, which enables us to negotiate favorable terms with our vendors. We are continuing our efforts to increase our purchasing power by narrowing our vendor base. We estimate that these efforts allowed us to reduce our equipment purchase costs in 1999 by approximately $50 million, and our goal is to increase these savings to a total of $150 million in 2000.

   National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America and a single point of contact for all their equipment needs. We also help them improve productivity by providing them with customized reports regarding their equipment usage. Our National Account team currently includes 41 sales professionals. Revenues from National Account customers increased by approximately 300% in 1999, to $89 million. Our target is to reach $175 million in 2000.

   Information Technology System. Our information technology system facilitates rapid and informed decision making and enables us to respond quickly to changing market conditions. The system provides management with a wide range of operating and financial data and enables branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. An in-house group of 93 information technology specialists supports the system and extends it to new locations. The system includes software developed by our Wynne Systems(TM) subsidiary, which is the leading provider of proprietary software for use by equipment rental companies in managing and operating multiple branch locations.

   E-Rental Store(TM). In February 2000, we launched our business-to-business e-commerce web site. The centerpiece of our site is the E-Rental Store(TM), where customers can rent or buy equipment online, 24 hours a day, seven days a week. The E-Rental Store(TM) is staffed by experienced managers, who have in-depth product knowledge and real-time access to all our equipment. Customers can also benefit from our URdata(TM) application, which gives them up-to-the-minute reports on their business activity with us.

   Risk Management and Safety Programs. We place great emphasis on risk reduction and safety and believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 41 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs, and managing any claims asserted against us. We estimate that in 1999 we had approximately 19% fewer accidents than comparable companies, 45% lower workers' compensation claim costs and 50% lower liability claims, resulting in significant cost savings.

Industry Background

  Industry Size and Growth

    The U.S. equipment rental industry has grown from about $6 billion in annual rental revenues in 1989 to over $24 billion in 1999, representing a compound annual growth rate of approximately 15%. This information is based on data reported by Manfredi & Associates, Inc. In addition to reflecting general economic growth, we believe that the growth in the equipment rental industry is being driven by the following trends:

      Recognition of Advantages of Renting. Equipment users are increasingly recognizing the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:

     . avoid the large capital investment required for equipment purchases;

     . access a broad selection of equipment and select the equipment best suited for each particular job;

     .   reduce storage and maintenance costs; and

     .   access the latest technology without investing in new equipment.

      Outsourcing. Although growth in the equipment rental industry has to date been largely driven by an increase in rentals by the construction industry, we believe that the cost and other advantages of renting, together with the general trend toward the corporate outsourcing of non-core competencies, are increasingly leading industrial companies, municipalities, government agencies, utilities and others to rent equipment.

Products and Services

    We offer for rent a wide variety of equipment to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. We also sell used equipment, act as a dealer for many types of new equipment, and sell related merchandise, parts and service. In addition, our Wynne Systems(TM) subsidiary develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

    For financial information concerning our foreign and domestic operations, see Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this report.

  Equipment Rental

    We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis. The types of equipment that we offer include light to heavy construction and industrial equipment; traffic control equipment; trench safety equipment; equipment for sporting, corporate and other special events; and general tools and equipment.

    We believe that our equipment rental fleet is the largest in the world and one of the newest and best maintained. As of February 29, 2000, our fleet included over 500,000 units and had an original purchase price of approximately $3.0 billion and a weighted average age of approximately 25 months. We estimate that each of the following categories accounted for 8% or more of our equipment rental revenues in 1999: (i) aerial lift equipment (approximately 22%), (ii) earth moving equipment (approximately 12%) and (iii) forklifts (approximately 8%).

    We vary our equipment mix from branch to branch in response to local market conditions and customer requirements. Most of our branches offer a general mix of equipment, while some specialize in specific equipment categories such as aerial work platforms and traffic control equipment.

  Used Equipment Sales

    In order to maintain a modern fleet and optimize our equipment mix, we routinely sell used rental equipment and invest in new equipment. We have generally been able to achieve favorable prices due to our comprehensive maintenance program and our national sales force that can access many resale markets across North America.

    We principally sell used equipment through our sales force and our web site (www.unitedrentals.com) which includes an online database of used equipment available for sale. We also sell our used equipment to used equipment dealers and through public auctions. In addition, we sometimes trade in used equipment to our vendors when we buy new equipment.

  New Equipment Sales

    We are a dealer for many leading tool and equipment manufacturers. These include Genie Industries, Inc., Grove Worldwide, JLG Industries, Inc., and Snorkel (aerial lifts); Multiquip, Inc. (compaction equipment and compressors); Bomag (compaction equipment); Omniquip International (forklifts, skid-steer loaders, mini-excavators); and Honda USA (pumps and generators). Typically, dealership agreements do not have a specific term and may be terminated at any time. The type of new equipment that we sell varies by location.

  Related Merchandise, Parts and Other Services

    At most of our locations, we sell equipment parts and a variety of supplies and merchandise that may be used with our rental equipment, such as saw blades, fasteners, drill bits, hard hats, gloves and other safety equipment. At some of our branches, we also offer repair and maintenance services for equipment that is owned by our customers.

  Our Wynne Systems(TM) Subsidiary

    Our Wynne Systems(TM) subsidiary develops and markets software for use by equipment rental companies in managing and operating multiple branch locations. Eight of the ten largest equipment rental companies, including United Rentals, use software developed by Wynne Systems(TM).

Customers

    Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. We estimate that no single customer accounted for more than 0.5% of our revenues during 1999 and that our top 10 customers accounted for approximately 1% of our revenues in 1999.

    Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy. Our customers include:

  . construction companies that use equipment for building and renovating commercial buildings, warehouses, industrial and manufacturing plants, office parks, airports, residential developments and other facilities;

  . industrial companies--such as manufacturers, chemical companies, paper mills, railroads, ship builders, and utilities--that use equipment for plant maintenance, upgrades, expansion and construction;

  . municipalities that require equipment for a variety of purposes such as traffic control and highway construction and maintenance;

  . sponsors of sporting, corporate, entertainment and other large special events--including events such as the Super Bowl, the U. S. Open Golf Championship, the NASCAR Brickyard 400, the PGA Championship, the Ryder Cup, concerts and charity events; and

  . homeowners and other individuals that use equipment for projects that range from simple repairs to major renovations.

Sales and Marketing

    We market our products and services through multiple channels as described below.

    Sales Force. As of February 29, 2000, we had a total of 2,269 salespeople, including 1,139 store-based customer service representatives and 1,130 field-based salespeople. Our sales force calls on existing and potential customers and assists our customers in planning for their equipment needs.

    National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. The National Account team closely coordinates its efforts with the local sales force in each area. Our National Account team currently includes 41 sales professionals.

    E-Rental Store(TM). We recently launched a business-to-business e-commerce web site, which includes our E-Rental Store(TM) where customers can rent or buy equipment online, 24 hours a day, seven days a week. Customers can also benefit from our URdata(TM) application, which gives them an up-to-the-minute report on their business activity with us.

    Advertising. We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.

Suppliers

    We estimate that our largest supplier accounted for approximately 9% of our equipment purchases in 1999, and that our top 10 largest suppliers accounted for approximately 35% our equipment purchases during that period.

Information Technology System

    We have an advanced information technology system which facilitates rapid and informed decision making and enables us to respond quickly to changing market conditions. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our AS/400 system located at our data center. All rental transactions are entered at these workstations and processed on a real-time basis. Personnel at each location are able to access the system 24 hours a day in order to determine equipment availability, monitor business activity on a real-time basis, and obtain a wide range of operating and financial data.

    Our information technology system and our web site are supported by our in-house group of 93 information technology specialists. This group trains our branch personnel, either at the branch or at one of our four training centers; upgrades and customizes our system; provides hardware and technology support; operates a support desk to assist branch personnel in the day-to-day use of the system; extends the system to newly acquired locations; and manages our web site.

Competition

    The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe that, in general, large companies enjoy significant competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand. For additional information, see "Competitive Advantages" above.

Environmental and Safety Regulations

    There are numerous federal, state and local laws and regulations governing environmental protection and occupational health and safety. Under these laws, an owner or lessee of real estate may be liable on a no-fault basis for, among other things, (1) the costs of removal or remediation of hazardous or toxic substances located on, in, or emanating from, the real estate, as well as related costs of investigation and property damage and substantial penalties, and (2) environmental contamination at facilities where its waste is or has been disposed. Activities that are or may be affected by these laws include our use of hazardous materials to clean and maintain equipment and our disposal of solid and hazardous waste and wastewater from equipment washing. We also dispense petroleum products from underground and above-ground storage tanks located at certain locations, and at times we must remove or upgrade tanks to comply with applicable laws. We have acquired or lease certain locations which have or may have been contaminated by leakage from underground tanks or other sources, and we are in the process of assessing the nature of the required remediation. Based on the conditions currently known to us, we believe that any unreserved environmental remediation and compliance costs required with respect to those conditions will not have a material adverse effect on our business. However, we cannot be certain that we will not identify adverse environmental conditions that are not currently known to us, that all potential releases from underground storage tanks removed in the past have been identified, or that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost.

Employees

    As of February 29, 2000, we had 13,635 employees. Of these employees, 3,591 are salaried personnel and 10,044 are hourly personnel. Collective bargaining agreements relating to 40 separate locations cover approximately 580 of our employees.

    Item 2. Properties

    We currently operate 702 branch locations. Of these locations, 625 are in the United States, 76 are in Canada and one is in Mexico. The number of locations in each state or province is shown below. We intend to continue to expand our network of branches by opening new rental locations in attractive markets and continuing our disciplined acquisition program.

    United States
    . Alabama (20)             . Louisiana (6)          . Oklahoma (7)
    . Alaska (5)               . Maine (1)              . Oregon (24)
    . Arizona (24)             . Maryland (16)          . Pennsylvania (15)
    . Arkansas (3)             . Massachusetts (9)      . Rhode Island (3)
    . California (98)          . Michigan (7)           . South Carolina (10)
    . Colorado (15)            . Minnesota (18)         . South Dakota (10)
    . Connecticut (8)          . Missouri (12)          . Tennessee (8)
    . Delaware (4)             . Nebraska (6)           . Texas (47)
    . Florida (32)             . Nevada (14)            . Utah (9)
    . Georgia (20)             . New Hampshire (1)      . Virginia (13)
    . Idaho (2)                . New Jersey (7)         . Washington (27)
    . Illinois (16)            . New Mexico (3)         . Wisconsin (9)
    . Indiana (15)             . New York (12)          . Wyoming (1)
    . Iowa (15)                . North Carolina (18)
    . Kansas (6)               . North Dakota (10)
    . Kentucky (7)             . Ohio (12)

    Canada                     Mexico
    . Alberta (3)              . Nuevo Leon (1)
    . British Columbia (18)
    . Manitoba (2)
    . Newfoundland (8)
    . Ontario (32)
    . Quebec (13)

    Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate equipment service areas and storage areas.

    We own 101 of our rental locations and lease the other locations. Our leases provide for varying terms and include 38 leases that are on a month-to-month basis and 16 leases that provide for a remaining term of less than one year and do not provide a renewal option. We are currently negotiating renewals for most of the leases that provide for a remaining term of less than one year.

    We maintain a fleet of approximately 10,500 vehicles that is used for delivery, maintenance and sales functions. We own a portion of this fleet and lease a portion.

    Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 40,000 square feet under (1) a lease for approximately 12,000 square feet that extends until 2003 and (2) a lease for approximately 28,000 square feet that extends until 2004 (subject to extension rights).

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

Item 4. Submission of Matters to a Vote of Security Holders

    During the fourth quarter of 1999, no matter was submitted to a vote of the security holders of the Company.

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

    The Company's Common Stock trades on the New York Stock Exchange under the symbol "URI." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by the New York Stock Exchange.

                                                                    High   Low
                                                                   ------ ------
1998:
  First Quarter................................................... $27.38 $17.25
  Second Quarter..................................................  42.00  24.13
  Third Quarter...................................................  48.00  18.12
  Fourth Quarter..................................................  33.75  10.56
1999:
  First Quarter................................................... $35.69 $26.13
  Second Quarter..................................................  33.25  25.13
  Third Quarter...................................................  31.00  21.75
  Fourth Quarter..................................................  21.94  14.31

    As of March 15, 2000, there were approximately 290 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names."

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

Sales of Unregistered Securities During the Fourth Quarter of 1999

    Set forth below is a listing of all sales by the Company of unregistered equity securities during 1999, excluding sales that were previously reported on a Quarterly Report on Form 10-Q. Unless otherwise indicated (i) such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering and (ii) the sales were made by the Company without the assistance of any underwriters.


  1. In December 1999, the Company issued 1,898 shares of Common Stock to an executive officer pursuant to an employment agreement.

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

                                       Year Ended December 31,
                          ----------------------------------------------------
                            1995      1996      1997       1998        1999
                          --------- --------  --------  ----------  ----------
                              (dollars in thousands, except per share data)
Income statement data:
Total revenues..........  $ 283,432 $354,478  $489,838  $1,220,282  $2,233,628
Total cost of revenues..    194,234  241,445   340,546     796,834   1,408,710
                          --------- --------  --------  ----------  ----------
Gross profit............     89,198  113,033   149,292     423,448     824,918
Selling, general and
 administrative
 expenses...............     39,707   54,721    70,835     195,620     352,595
Merger-related
 expenses...............                                    47,178
Non-rental depreciation
 and amortization.......      6,916    9,387    13,424      35,248      62,867
Termination cost of
 deferred compensation
 agreements.............                        20,290
                          --------- --------  --------  ----------  ----------
Operating income........     42,575   48,925    44,743     145,402     409,456
Interest expense........      7,490   11,278    11,847      64,157     139,828
Preferred dividends of a
 subsidiary trust.......                                     7,854      19,500
Other (income) expense,
 net....................      1,304     (499)   (2,021)     (4,906)      8,321
                          --------- --------  --------  ----------  ----------
Income before provision
 for income taxes and
 extraordinary items....     33,781   38,146    34,917      78,297     241,807
Provision for income
 taxes..................        484      420    29,508      43,499      99,141
                          --------- --------  --------  ----------  ----------
Income before
 extraordinary items....     33,297   37,726     5,409      34,798     142,666
Extraordinary items, net
 (1)....................                         1,511      21,337
                          --------- --------  --------  ----------  ----------
Net income..............  $  33,297 $ 37,726  $  3,898  $   13,461  $  142,666
                          ========= ========  ========  ==========  ==========
Pro forma provision for
 income taxes before
 extraordinary items
 (2)....................  $  13,715 $ 15,487  $ 14,176  $   44,386
Pro forma income before
 extraordinary items
 (2)....................     20,066   22,659    20,741      33,911
Basic earnings before
 extraordinary items per
 share..................  $    1.47 $   1.67  $   0.12  $     0.53  $     2.00
Diluted earnings before
 extraordinary items per
 share..................  $    1.47 $   1.67  $   0.11  $     0.48  $     1.53
Basic earnings per share
 (3)....................  $    1.47 $   1.67  $   0.08  $     0.20  $     2.00
Diluted earnings per
 share (3)..............  $    1.47 $   1.67  $   0.08  $     0.18  $     1.53
Other financial data:
EBITDA (4)..............  $ 101,438 $123,606  $160,554  $  403,738  $  761,230
Depreciation and
 amortization...........     58,863   74,681    95,521     211,158     343,508
Dividends on common
 stock..................
                                            December 31,
                          ----------------------------------------------------
                            1995      1996      1997       1998        1999
                          --------- --------  --------  ----------  ----------
                                       (dollars in thousands)
Balance sheet data:
Cash and cash
 equivalents............  $   3,728 $  2,906  $ 72,411  $   20,410  $   23,811
Rental equipment, net...    182,082  235,055   461,026   1,143,006   1,659,733
Total assets............    297,994  381,228   826,010   2,634,663   4,497,738
Total debt..............    131,771  214,337   264,573   1,314,574   2,266,148
Company-obligated
 mandatorily redeemable
 convertible preferred
 securities
 of a subsidiary trust..                                   300,000     300,000
Stockholders' equity....    104,392  105,420   446,388     726,230   1,397,486

--------
(1) The Company recorded an extraordinary item (net of income taxes) of $1.5 million in 1997 and an extraordinary item (net of income taxes) of $21.3 million in 1998. Such charge in 1997 resulted from the prepayment of certain debt by U.S. Rentals. Such charge in 1998 resulted from the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.
(2) U.S. Rentals was taxed as a Subchapter S Corporation until its initial public offering in February 1997, and another company acquired in a pooling-of-interests transaction was taxed as a Subchapter S Corporation until being acquired by the Company in 1998. In general, the income or loss of a Subchapter S Corporation is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma provision for income taxes before extraordinary items and pro forma income before extraordinary items reflect a provision for income taxes as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented.
(3) The Company's earnings during 1997 were impacted by $20.3 million of expenses relating to the termination of certain deferred compensation expenses in connection with U.S. Rentals' initial public offering, a $7.5 million charge to recognize deferred tax liabilities of U.S. Rentals and an extraordinary item (net of income taxes) of $1.5 million. The Company's earnings during 1998 were impacted by merger-related expenses of $47.2 million ($33.2 million net of taxes), a $4.8 million charge to recognize deferred tax liabilities of a company acquired in a pooling-of-interests transaction and an extraordinary item (net of income taxes) of $21.3 million. The Company's earnings during 1999 were impacted by $18.2 million ($10.8 million net of taxes) of expenses incurred related to a terminated tender offer. Excluding such amounts, (i) basic earnings per share for the years ended 1997, 1998 and 1999 would have been $0.70, $1.10 and $2.15, respectively, and (ii) diluted earnings per share for the years ended 1997, 1998 and 1999 would have been $0.66, $1.00 and $1.65, respectively.
(4) EBITDA is defined as net income (excluding (i) non-operating income and expense, (ii) a $20.3 million non-recurring charge incurred by U.S. Rentals in 1997 arising from the termination of deferred compensation agreements with certain executives, (iii) $47.2 million in merger-related expenses in 1998 related to the three acquisitions accounted for as poolings-of-interests, including the merger with U.S. Rentals and (iv) $8.3 million of expenses that are included in selling, general and administrative expenses for 1999 and which related to a terminated tender offer), plus interest expense, income taxes and depreciation and amortization. EBITDA data is presented to provide additional information concerning the Company's ability to meet its future debt service obligations and capital expenditure and working capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles. Accordingly, EBITDA should not be considered an alternative to net income or cash flows as indicators of the Company's operating performance or liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. Certain of the statements contained in such discussion are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed below under "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Introduction

    The Company commenced equipment rental operations in October 1997 and has completed 196 acquisitions (through February 29, 2000), including the merger with U.S. Rentals (the "U.S. Rentals Merger") which was completed in September 1998.

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

    The other 193 acquisitions completed by the Company were accounted for as "purchases". The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1999, 1998 and 1997 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

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

    Non-rental depreciation and amortization primarily includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of intangible assets. The Company's intangible assets include non-compete agreements and goodwill, which represents the excess of the purchase price of acquired companies over the estimated fair market value of the net assets acquired.

Results of Operations

 Years ended December 31, 1999 and 1998

    Revenues. Total revenues for 1999 were $2,233.6 million, representing an increase of 83.0% over total revenues in 1998 of $1,220.3 million. The Company's revenues in 1999 and 1998 were attributable to: (i) equipment rental ($1,581.0 million, or 70.8% of revenues, in 1999 compared to

$895.5 million, or 73.4% of revenues, in 1998), (ii) sales of rental equipment ($235.7 million, or 10.6% of revenues, in 1999 compared to $119.6 million, or 9.8% of revenues, in 1998) and (iii) sales of equipment and merchandise and other revenues ($416.9 million, or 18.6% of revenues, in 1999 compared to $205.2 million, or 16.8% of revenues, in 1998).

    The 83.0% increase in total revenues in 1999 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 21.2 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 61.8 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

    Gross Profit. Gross profit increased to $824.9 million in 1999 from $423.4 million in 1998. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in 1999 and 1998 was: (i) equipment rental (39.4% in 1999 and 36.3% in 1998), (ii) sales of rental equipment (42.0% in 1999 and 44.7% in
1998) and (iii) sales of equipment and merchandise and other revenues (24.6% in 1999 and 22.0% in 1998). The increase in the gross profit margin from rental revenues in 1999 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in 1999 primarily reflected a shift in mix towards the sale of more late-model used equipment which generally generates lower gross profit margins than older equipment. The increase in the gross profit margin from sales of equipment and merchandise and other revenue in 1999 primarily reflected the benefits of greater purchasing power.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $352.6 million, or 15.8% of total revenues, during 1999 and $195.6 million, or 16.0% of total revenues, during 1998. SG&A in 1999 includes an $8.3 million charge primarily due to professional fees incurred in connection with a terminated tender offer. Excluding this charge, SG&A as a percentage of revenues decreased to 15.4% in 1999, primarily due to certain economies of scale relating to the increase in revenues described above.

    Merger-related Expenses. The Company incurred merger-related expenses in 1998 of $47.2 million ($33.2 million after-tax) in connection with three acquisitions completed by the Company in 1998 that were accounted for as poolings-of-interests. These expenses consisted of: (i) $18.5 million for investment banking, legal and accounting services and other merger costs, (ii) $14.5 million of expenses relating to the closing of duplicate facilities,
(iii) $8.2 million for employee severance and related matters, (iv) $2.1 million for the write down of the computer systems acquired through the U.S. Rentals Merger and one of the other acquisitions accounted for as a pooling-of-interests and (v) $3.9 million in other expenses.

    Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $62.9 million, or 2.8% of total revenues, in 1999 and $35.2 million, or 2.9% of total revenues, in 1998. Non-rental depreciation and amortization primarily consists of (i) depreciation expense attributable to equipment not offered for rent, (ii) depreciation of rental facilities and
(iii) amortization of goodwill. The increase in the dollar amount of non-rental depreciation and amortization in 1999 primarily reflected the amortization of goodwill attributable to the acquisitions completed in 1999 and in 1998.

    Interest Expense. Interest expense increased to $139.8 million in 1999 from $64.2 million in 1998. This increase primarily reflected the fact that the Company's indebtedness significantly increased in 1999, primarily to fund acquisitions.

    Preferred Dividends of a Subsidiary Trust. Preferred dividends of a subsidiary trust of Holdings were $19.5 million in 1999 compared with $7.9 million in 1998. These dividends relate to the preferred securities issued in August 1998 by such subsidiary trust.

    Other (Income) Expense. Other expense was $8.3 million in 1999 compared with other income of $4.9 million in 1998. The increase in other expense in 1999 primarily reflected a $9.9 million charge that was principally due to fees incurred in connection with a financing commitment that was cancelled upon the termination of a tender offer.

    Income Taxes. Income taxes increased to $99.1 million, or an effective rate of 41.0%, in 1999 from $43.5 million, or an effective rate of 55.6%, in 1998. During 1998, the Company's high effective tax rate reflected (i) the non-deductibility of $7.4 million for income tax purposes of certain merger related expenses and (ii) a $4.8 million charge to recognize deferred tax liabilities of an acquired business, which was a Subchapter S Corporation prior to being acquired by the Company.

    Extraordinary Item. The Company recorded an extraordinary charge of $35.6 million ($21.3 million net of taxes) in 1998. This charge was incurred in connection with the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.

 Years Ended December 31, 1998 and 1997

    Revenues. Total revenues for 1998 were $1,220.3 million, representing an increase of 149.1% over total revenues in 1997 of $489.8 million. The Company's revenues in 1998 and 1997 were attributable to: (i) equipment rental ($895.5 million, or 73.4% of revenues, in 1998 compared to $388.2 million, or 79.2% of revenues, in 1997), (ii) sales of rental equipment ($119.6 million, or 9.8% of revenues, in 1998 compared to $41.4 million, or 8.5% of revenues, in 1997) and
(iii) sales of equipment and merchandise and other revenues ($205.2 million, or 16.8% of revenues, in 1998 compared to $60.3 million, or 12.3% of revenues, in
1997).

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

    Gross Profit. Gross profit increased to $423.4 million in 1998 from $149.3 million in 1997. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in 1998 and 1997 was: (i) equipment rental (36.3% in 1998 and 30.0% in 1997), (ii) sales of rental equipment (44.7% in 1998 and 50.6% in 1997 and (iii) sales of equipment and merchandise and other revenues (22.0% in 1998 and 19.6% in 1997). The increase in the gross profit margin from rental revenues in 1998 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in 1998 primarily reflected (i) a shift in mix towards more late-model used equipment, which generally generates lower gross profit margins than older equipment, and (ii) the sale of certain equipment items which were acquired through acquisitions and which were not in optimal condition for sale due to age, usage or other factors. The increase in the gross profit margin from sales of equipment and merchandise and other revenue in 1998 primarily reflected the benefits of greater purchasing power and a shift in the sales mix to higher margin items.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $195.6 million, or 16.0% of total revenues, during 1998 and $70.8 million, or 14.5% of total revenues, during 1997. The increase in SG&A as a percentage of revenues in 1998 primarily reflected the additional expenses for senior management and corporate overhead that the Company began incurring in the third quarter of 1997 as it built the management team and infrastructure required to support its growth strategy.

    Merger-related Expenses. The Company incurred merger-related expenses in 1998 of $47.2 million ($33.2 million after-tax) in connection with three acquisitions completed by the Company in 1998 that were accounted for as poolings-of-interests. These expenses consisted of: (i) $18.5 million for investment banking, legal and accounting services and other merger-related costs, (ii) $14.5 million of expenses relating to the closing of duplicate facilities, (iii) $8.2 million for employee severance and related matters, (iv) $2.1 million for the write down of the computer systems acquired through the U.S. Rentals Merger and one of the other acquisitions accounted for as a pooling-of-interests and (v) $3.9 million in other expenses.

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

    Preferred Dividends of a Subsidiary Trust. During 1998, preferred dividends of a subsidiary trust of Holdings were $7.9 million. These dividends relate to the preferred securities issued in August 1998 by such subsidiary trust.

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

  Financing Transactions in 1999

    Set forth below is certain information concerning certain financing transactions entered into by the Company during 1999.

    Series A Perpetual Convertible Preferred Stock. In January 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred"). The net proceeds from the sale of the Series A Preferred were approximately $287.0 million (after deducting issuance fees and expenses). Holdings contributed such net proceeds to URI. For additional information concerning the Series A Preferred, see "--Certain Information Concerning Preferred Securities."

    Common Stock. In March 1999, Holdings completed a public offering of 2,290,000 shares of common stock. The net proceeds from this offering were approximately $64.7 million (after deducting underwriting discounts and offering expenses). Holdings contributed such net proceeds to URI.

    9% Senior Subordinated Notes. In March 1999, URI issued $250.0 million aggregate principal amount of 9% senior subordinated notes (the "9% Notes"). The net proceeds from this issuance were approximately $245.0 million (after deducting offering fees and expenses). For additional information concerning these notes, see "--Certain Information Concerning the Credit Facility and Other Indebtedness--9% Senior Subordinated Notes."

    Term Loan C. In July 1999, URI obtained a $750.0 million term loan from a group of financial institutions (the "Term Loan C"). For additional information concerning this loan, see "--Certain Information Concerning the Credit Facility and Other Indebtedness--Term Loan C."

    Series B Perpetual Convertible Preferred Stock. In September 1999, Holdings sold 150,000 shares of its Series B Perpetual Convertible Preferred Stock ("Series B Preferred"). The net proceeds from the sale of the Series B Preferred were approximately $143.8 million (after deducting issuance fees and expenses). Holdings contributed such net proceeds to URI. For additional information concerning the Series B Preferred, see "--Certain Information Concerning Preferred Securities."

  Sources and Uses of Cash

    During 1999, the Company (i) generated cash from operations of approximately $421.4 million, (ii) generated cash from the sale of rental equipment of approximately $235.7 million and (iii) obtained net proceeds from financing activities of approximately $1,177.0 million. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $986.8 million), (ii) purchase rental equipment (approximately $718.1 million) and (iii) purchase other property and equipment (approximately $123.6 million).

  Certain Balance Sheet Changes

    The acquisitions and the equipment purchases made by the Company in 1999 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in all asset and liability accounts at December 31, 1999 compared with December 31, 1998.

    The increase in capital at December 31, 1999 compared with December 31, 1998, primarily reflects (i) the equity financing transactions completed in 1999 (as described under "--Financing Transactions in 1999") and (ii) the exercise of 1,331,528 common stock options.

  Cash Requirements Related to Operations

    The Company's principal existing sources of cash are borrowings available under its revolving credit facility ($334.5 million available as of March 15, 2000) and cash generated from operations. For additional information concerning the Company's credit facility (the "Credit Facility"), see "--Certain Information Concerning the Credit Facility and Other Indebtedness--Credit Facility."

    The Company expects that its principal needs for cash relating to its existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale and (iii) debt service. The Company plans to fund such cash requirements relating to its existing operations from its existing sources of cash described above.

    The Company estimates that equipment expenditures over the next 12 months will be approximately $750.0 million for the existing operations of the Company. These expenditures are comprised of approximately $450.0 million of expenditures in order to maintain the average age of the Company's rental fleet and $300.0 million of discretionary expenditures to increase the size of the Company's rental fleet. The Company expects that it will fund such expenditures from a combination of approximately $325.0 million of proceeds expected to be generated from the sale of used equipment, cash generated from operations and, if required, borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of equipment expenditures that will be required in connection with new acquisitions.

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

    Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay debt principal of approximately $30.1 million during 2000.

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

Certain Information Concerning the Credit Facility and Other Indebtedness

    Credit Facility. URI has a credit facility (the "Credit Facility") which enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI (the "Canadian Subsidiary") to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian Subsidiary do not exceed $772.5 million). Up to $50.0 million of the Credit Facility is available in the form of letters of credit. The agreement governing the Credit Facility requires that the aggregate commitment shall be reduced on the last day of each calendar quarter, beginning September 30, 2001 and continuing through June 30, 2003, by an amount equal to $19.3 million. The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of March 15, 2000, there was $411.5 million of indebtedness outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $26.5 million).

    Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin ranging from 0.825% to 1.500% per annum. Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 0.825% to 1.500% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 0.825% to 1.500% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $772.5 million aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

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

    Term Loan B. In July 1998, URI obtained a $250.0 million term loan (the "Term Loan B") from a group of financial institutions. The Term Loan B matures on June 30, 2005. Prior to maturity, quarterly installments of principal in the amount of $0.6 million are due on the last day of each calendar quarter, commencing September 30, 1999. The amount due at maturity is $235.6 million. The Term Loan B accrues interest, at the Company's option, at either (a) the Base Rate (as defined with respect to the Credit Facility) plus a margin of 0.375% per annum, or (b) the Eurodollar Rate (as defined with respect to the Credit Facility for borrowings by URI) plus a margin of 2.25% per annum. If at any time an event of default exists, the interest rate applicable to the Term Loan B will increase by 2% per annum. The Term Loan B is secured pari passu with the Credit Facility and the Term Loan C (described below). The agreement governing the Term Loan B contains restrictive covenants substantially similar to those provided under the Credit Facility.

    Term Loan C. In July 1999, URI obtained a $750.0 million term loan (the "Term Loan C") from a group of financial institutions. The Term Loan C matures in June 2006. Prior to maturity, quarterly installments of principal in the amount of $1.9 million are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $706.3 million. The Term Loan C accrues interest, at URI's option, at either (a) the Base Rate (as defined with respect to the Credit Facility) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (as defined with respect to the Credit Facility for borrowings by URI) plus a margin of 2.50% per annum. If at any time an event of default exists, the interest rate applicable to the Term Loan C will increase by 2% per annum. The Term Loan C is secured pari passu with the Credit Facility and the Term Loan B. The agreement governing the Term Loan C contains restrictive covenants substantially similar to those provided under the Credit Facility.

    9 1/2% Senior Subordinated Notes. In May 1998, URI issued $200.0 million aggregate principal amount of 9 1/2% senior subordinated notes, (the "9 1/2% Notes") which are due June 1, 2008. The 9 1/2% Notes are unsecured. URI may, at its option, redeem the 9 1/2% Notes on or after June 1, 2003 at specified redemption prices which range from 104.75% in 2003 to 100.0% in 2006 and thereafter. In addition, on or prior to June 1, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/2% Notes, at a redemption price of 109.5%. The indenture governing the 9 1/2% Notes contains certain restrictive covenants, including
(i) limitations on additional indebtedness, (ii) limitations on restricted payments, (iii) limitations on liens, (iv) limitations on dividends and other payment restrictions, (v) limitations on preferred stock of certain subsidiaries, (vi) limitations on transactions with affiliates, (vii) limitations on the disposition of proceeds of asset sales and (viii) limitations on the ability of the Company to consolidate, merge or sell all or substantially all of its assets.

    8.80% Senior Subordinated Notes. In August 1998, URI issued $205.0 million aggregate principal amount of 8.80% senior subordinated notes, (the "8.80% Notes") which are due August 15, 2008. The 8.80% Notes are unsecured. URI may, at its option, redeem the 8.80% Notes on or after August 15, 2003 at specified redemption prices which range from 104.4% in 2003 to 100.0% in 2006 and thereafter. In addition, on or prior to August 15, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 8.80% Notes, at a redemption price of 108.8%. The indenture governing the 8.80% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

  9 1/4% Senior Subordinated Notes. In December 1998, URI issued $300.0 million aggregate principal amount of 9 1/4% senior subordinated notes, (the "9 1/4% Notes") which are due January 15, 2009. The 9 1/4% Notes are unsecured. URI may, at its option, redeem the 9 1/4% Notes on or after January 15, 2004 at specified redemption prices which range from 104.625% in 2004 to 100.0% in 2007 and thereafter. In addition, on or prior to January 15, 2002, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/4% Notes, at a redemption price of 109.25%. The indenture governing the 9 1/4% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

  9% Senior Subordinated Notes. In March 1999, URI sold $250.0 million aggregate principal amount of 9% senior subordinated notes, (the "9% Notes") which are due on April 1, 2009. The 9% Notes are unsecured. URI may, at its option, redeem the 9% Notes on or after April 1, 2004 at specified redemption prices which range from 104.5% in 2004 to 100.0% in 2007 and thereafter. In addition, on or prior to April 1, 2002, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9% Notes, at a redemption price of 109.0%. The indenture governing the 9% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

Certain Information Concerning Preferred Securities

  Trust Preferred Securities

    In August 1998, a subsidiary trust (the "Trust") of Holdings sold $300.0 million of 6 1/2% Convertible Quarterly Income Preferred Securities (the "Trust Preferred Securities"). The net proceeds from the sale of the Trust Preferred Securities were approximately $290.0 million. The Trust used such proceeds to purchase convertible subordinated debentures from Holdings which resulted in Holdings receiving all of the proceeds from the sale of the Trust Preferred Securities. Holdings in turn contributed the net proceeds from the sale of the Trust Preferred Securities to its wholly owned subsidiary URI. The Trust Preferred Securities are convertible into common stock of Holdings at a conversion price equivalent to $43.63 per share.

  Other Preferred Securities

    In January 1999, Holding sold 300,000 shares of its Series A Preferred. The outstanding shares of Series A Preferred are convertible into an aggregate of 12,000,000 shares of Holdings common stock, subject to adjustment (equivalent to a conversion price of $25 per shared based upon the liquidation preference of $1,000 per share of Series A Preferred).

    In September 1999, Holdings sold 150,000 shares of its Series B Preferred. The outstanding shares of Series B Preferred are convertible into an aggregate of 5,000,000 shares of Holdings common stock, subject to adjustment (equivalent to a conversion price of $30 per share based upon the liquidation preference of $1,000 per share of Series B Preferred).

Fluctuations in Operating Results

    The Company expects that its revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including: (1) seasonal rental patterns of the Company's customers, with rental activity tending to be lower in the winter; (2) changes in general economic conditions in the Company's markets, including changes in construction and industrial activities; (3) the timing of acquisitions, new location openings, and related expenditures; (4) the effect of the integration of acquired businesses and start-up locations; (5) if the Company determines that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; (6) the timing of expenditures for new equipment and the disposition of used equipment; and (7) changes in demand for the company's equipment or the prices therefor due to changes in economic conditions, competition or other factors.

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

Year 2000

    In prior years, the Company discussed the nature of its plans to become Year 2000 compliant. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its equipment, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000.

Inflation

    Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

Recently Issued Accounting Standards

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

  Sensitivity to Changes in Construction and Industrial Activities

    Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in demand for our equipment, which could adversely affect our business. We have identified below certain of the factors which may cause such a downturn, either temporarily or long-term:

  .   a general slow-down of the economy;

  .   an increase in interest rates;

  . adverse weather conditions which may temporarily affect a particular region; or

  . government funding for highway and other construction projects does not reach expected levels.

  Fluctuations of Operating Results

    We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including:

  . seasonal rental patterns of our customers--with rental activity tending to be lower in the winter;

  . the timing of expenditures for new equipment and the disposition of used equipment;

  . changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors; and

  . increases in the interest rates applicable to our floating rate debt.

  Dependence on Additional Capital to Finance Growth

    We will require substantial capital in order to execute our growth strategy. We will require capital for, among other purposes, establishing new rental locations, completing acquisitions, and acquiring rental equipment. If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our ability to implement our growth strategy could be limited.

  Certain Risks Relating to Acquisitions

    We have grown, in part, through acquisitions and expect to make additional acquisitions. The making of acquisitions entails certain risks, including:

  . acquired companies could have hidden liabilities that we fail to discover during our due diligence investigations;

  . we may have difficulty in assimilating the operations and personnel of the acquired company with our existing operations;

  .   we may lose key employees of the acquired company; and

  . we may have difficulty maintaining uniform standards, controls, procedures and policies.

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

  Liability and Insurance

    We are exposed to various possible claims relating to our business. These include claims relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

  . our coverage is subject to a deductible of $1.0 million and limited to a maximum of $97 million per occurrence;

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

  Dependence on Information Technology System

    Our ability to monitor and control our operations depends to a large extent on the proper functioning of our information technology system. Any disruption in this system or the failure of this system to operate as expected could, depending on the magnitude and duration of the problem, adversely affect our business and our ability to implement our growth strategy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Our exposure to market risk primarily consists of (1) interest rate risk associated with our variable rate debt and (2) foreign currency exchange rate risk primarily associated with our Canadian operations.

    Interest Rate Risk. The Company periodically utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. At December 31, 1999, the Company had interest rate protection in the form of swap agreements with an aggregate notional amount of $848.8 million. The effect of these agreements is to limit the interest rate exposure to 5.82% on the outstanding balance of Term Loan B and 5.81% on $600.0 million of Term Loan C.

    All borrowings under our $772.5 million Credit Facility bear interest at a variable rate of interest. The outstanding indebtedness under the Credit Facility was $243.0 million as of December 31, 1999. Our other variable rate debt primarily consists of a $248.7 million Term Loan B and a $750.0 million Term Loan C. The weighted average interest rates applicable to our variable rate debt as of December 31, 1999 were (i) 6.9% for the Credit Facility, (ii) 5.82% for the Term Loan B and (iii) 6.4% for the Term Loan C. Based upon the amount of variable debt that we had outstanding as of December 31, 1999 (approximately $1.24 billion in the aggregate), our net income would decrease by approximately $7.3 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the Credit Facility from time to time. For additional information concerning the terms of our variable rate debt, see
Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.

    Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the current level of our Canadian operations, a 10% change in this exchange rate would not have a material impact on our earnings. In addition, the Company periodically enters into foreign exchange contracts to hedge its transaction exposures. At December 31, 1999, the Company had no outstanding foreign exchange contracts. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
(1) Consolidated Financial Statements:

  Report of Independent Auditors..........................................  26

  United Rentals, Inc. Consolidated Balance Sheets--December 31, 1999 and
   1998...................................................................  27

  United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.................................  28

  United Rentals, Inc. Consolidated Statements of Stockholders' Equity for
   the years ended December 31, 1999, 1998 and 1997.......................  29

  United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.................................  30

  Notes to Consolidated Financial Statements..............................  32

  Report of Independent Auditors..........................................  53
  United Rentals (North America), Inc. Consolidated Balance Sheets--
   December 31, 1999 and 1998.............................................  54
  United Rentals (North America), Inc. Consolidated Statements of
   Operations for the years ended December 31, 1999, 1998 and 1997........  55

  United Rentals (North America), Inc. Consolidated Statements of
   Stockholder's Equity for the years ended December 31, 1999, 1998 and
   1997...................................................................  56
  United Rentals (North America), Inc. Consolidated Statements of Cash
   Flows for the years ended December 31, 1999, 1998 and 1997.............  57
  Notes to Consolidated Financial Statements..............................  58
(2) Financial Statement Schedules:

  Report of Independent Auditors on Financial Statement Schedules.........  65

  Schedule I Condensed Financial Information of the Registrant............  66

  Schedule II Valuation and Qualifying Accounts...........................  70

    Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc.

    We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the management of United Rentals, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                   /s/ Ernst & Young LLP

MetroPark, New Jersey
February 29, 2000

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31
                                                      ---------------------
                                                         1999       1998
                                                      ---------- ----------
                                                      (In thousands, except
                                                           share data)
Assets
Cash and cash equivalents...........................  $   23,811 $   20,410
Accounts receivable, net of allowance for doubtful
 accounts of $50,736 and $41,201 at 1999 and 1998,
 respectively.......................................     434,985    233,282
Inventory...........................................     129,473     70,994
Prepaid expenses and other assets...................      81,457     59,395
Rental equipment, net...............................   1,659,733  1,143,006
Property and equipment, net.........................     304,907    185,511
Intangible assets, net of accumulated amortization
 of $51,231 and $14,520 at 1999 and 1998,
 respectively.......................................   1,863,372    922,065
                                                      ---------- ----------  ---
                                                      $4,497,738 $2,634,663
                                                      ========== ==========  ===
Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable..................................  $  242,946 $  121,940
  Debt..............................................   2,266,148  1,314,574
  Deferred taxes....................................      81,229     43,560
  Accrued expenses and other liabilities............     209,929    128,359
                                                      ---------- ----------  ---
    Total liabilities...............................   2,800,252  1,608,433
Commitments and contingencies
Company-obligated manditorily redeemable convertible
 preferred securities of a subsidiary trust.........     300,000    300,000
Stockholders' equity:
  Preferred stock--$.01 par value, 5,000,000 shares
   authorized:
   Series A perpetual convertible preferred stock--
    $300,000 liquidation preference, 300,000 shares
    issued and outstanding in 1999..................           3
   Series B perpetual convertible preferred stock--
    $150,000 liquidation preference, 150,000 shares
    issued and outstanding in 1999..................           2
  Common stock--$.01 par value, 500,000,000 shares
   authorized, 72,051,095 shares issued and
   outstanding in 1999 and 68,427,999 in 1998.......         721        684
  Additional paid-in capital........................   1,216,968    689,018
  Retained earnings.................................     179,475     36,809
  Accumulated other comprehensive income............         317       (281)
                                                      ---------- ----------  ---
    Total stockholders' equity......................   1,397,486    726,230
                                                      ---------- ----------  ---
                                                      $4,497,738 $2,634,663
                                                      ========== ==========  ===

                            See accompanying notes.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended December 31
                                    -------------------------------------------
                                         1999          1998           1997
                                    -------------- -------------  -------------
                                    (in thousands, except per share amounts)
Revenues:
 Equipment rentals................  $    1,581,026 $     895,466      $388,181
 Sales of rental equipment........         235,678       119,620        41,406
 Sales of equipment and
  merchandise and other revenues..         416,924       205,196        60,251
                                    -------------- -------------  ------------
Total revenues....................       2,233,628     1,220,282       489,838
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation..........         676,972       394,750       189,578
 Depreciation of rental
  equipment.......................         280,641       175,910        82,097
 Cost of rental equipment sales...         136,678        66,136        20,455
 Cost of equipment and merchandise
  sales and other operating
  costs...........................         314,419       160,038        48,416
                                    -------------- -------------  ------------
Total cost of revenues............       1,408,710       796,834       340,546
                                    -------------- -------------  ------------
Gross profit......................         824,918       423,448       149,292
Selling, general and
 administrative expenses..........         352,595       195,620        70,835
Merger-related expenses...........                        47,178
Non-rental depreciation and
 amortization.....................          62,867        35,248        13,424
Termination cost of deferred
 compensation agreements..........                                      20,290
                                    -------------- -------------  ------------
Operating income..................         409,456       145,402        44,743
Interest expense..................         139,828        64,157        11,847
Preferred dividends of a
 subsidiary trust.................          19,500         7,854
Other (income) expense, net.......           8,321        (4,906)       (2,021)
                                    -------------- -------------  ------------
Income before provision for income
 taxes and extraordinary items....         241,807        78,297        34,917
Provision for income taxes........          99,141        43,499        29,508
                                    -------------- -------------  ------------
Income before extraordinary
 items............................         142,666        34,798         5,409
Extraordinary items, net of tax
 benefit of $14,255 in 1998 and
 $995 in 1997.....................                        21,337         1,511
                                    -------------- -------------  ------------
Net income........................  $      142,666 $      13,461  $      3,898
                                    ============== =============  ============
Earnings per share--basic:
 Income before extraordinary
  items...........................  $         2.00 $        0.53  $       0.12
 Extraordinary items, net.........                          0.33          0.04
                                    -------------- -------------  ------------
 Net income.......................  $         2.00 $        0.20  $       0.08
                                    ============== =============  ============
Earnings per share--diluted:
 Income before extraordinary
  items...........................  $         1.53 $        0.48  $       0.11
 Extraordinary items, net.........                          0.30          0.03
                                    -------------- -------------  ------------
 Net income.......................  $         1.53 $        0.18  $       0.08
                                    ============== =============  ============
Unaudited pro forma data (Note 9):
 Historical income before income
  taxes and extraordinary items...                 $      78,297  $     34,917
 Pro forma income tax expense.....                        44,386        14,176
                                                   -------------  ------------
 Pro forma income before
  extraordinary items.............                 $      33,911  $     20,741
                                                   =============  ============
 Pro forma basic income before
  extraordinary items per share...                 $        0.51  $       0.44
                                                   =============  ============
 Pro forma diluted income before
  extraordinary items per share...                 $        0.46  $       0.42
                                                   =============  ============

                            See accompanying notes.

                              UNITED RENTALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Series A         Series B
                       Perpetual        Perpetual
                      Convertible      Convertible
                    Preferred Stock  Preferred Stock    Common Stock
                    ---------------- ---------------- ------------------
                                                                                                              Accumulated
                                                                         Additional                              Other
                     Number           Number            Number            Paid-in    Retained  Comprehensive Comprehensive
                    of Shares Amount of Shares Amount of Shares   Amount  Capital    Earnings     Income        Income
                    --------- ------ --------- ------ ----------  ------ ----------  --------  ------------- -------------
                                                   (In thousands, except share amounts)
Balance, December
 31, 1996.........                                    22,636,765   $227  $   13,278  $ 91,915
 Issuance of
  common stock and
  warrants........                                    33,602,610    335     343,797
 Distribution of
  non-operating
  assets, net.....                                                           (4,219)
 Reclassification
  of Subchapter S
  accumulated
  earnings to
  paid-in
  capital.........                                                           48,902   (48,902)
 Subchapter S
  distributions of
  a pooled
  entity..........                                                                     (2,843)
 Net income.......                                                                      3,898    $  3,898
                                                      ----------   ----  ----------  --------    ========
Balance, December
 31, 1997.........                                    56,239,375    562     401,758    44,068
 Comprehensive
  income:
  Net income......                                                                     13,461    $ 13,461
  Other
   comprehensive
   income:
   Foreign
    currency
    translation
    adjustments...                                                                                   (281)       $(281)
                                                                                                 --------
 Comprehensive
  income..........                                                                               $ 13,180
                                                                                                 ========
 Issuance of
  common stock and
  warrants........                                    10,813,255    108     267,214
 Conversion of
  convertible
  notes...........                                        30,947                461
 Cancellation of
  common stock....                                      (137,600)    (1)          1
 Reclassification
  of Subchapter S
  accumulated
  earnings to
  paid-in-
  capital.........                                                           18,979   (18,979)
 Pooling-of-
  interests.......                                     1,456,997     15         (14)    1,795
 Exercise of
  common stock
  options.........                                        25,025                619
 Subchapter S
  distributions of
  a pooled
  entity..........                                                                     (3,536)
                                                      ----------   ----  ----------  --------                    -----
Balance, December
 31, 1998.........                                    68,427,999    684     689,018    36,809                     (281)
 Comprehensive
  income:
  Net income......                                                                    142,666    $142,666
  Other
   comprehensive
   income:
   Foreign
    currency
    translation
    adjustments...                                                                                    598          598
                                                                                                 --------
 Comprehensive
  income..........                                                                               $143,264
                                                                                                 ========
 Issuance of
  Series A
  perpetual
  convertible
  preferred
  stock...........   300,000   $ 3                                          286,997
 Issuance of
  Series B
  perpetual
  convertible
  preferred
  stock...........                    150,000   $ 2                         143,798
 Issuance of
  common stock....                                     2,291,568     23      64,678
 Exercise of
  common stock
  options.........                                     1,331,528     14      32,477
                     -------   ---    -------   ---   ----------   ----  ----------  --------                    -----
Balance, December
 31, 1999.........   300,000   $ 3    150,000   $ 2   72,051,095   $721  $1,216,968  $179,475                    $ 317
                     =======   ===    =======   ===   ==========   ====  ==========  ========                    =====

                            See accompanying notes.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31
                                            -----------------------------------
                                               1999         1998        1997
                                            -----------  -----------  ---------
                                                     (In thousands)
Cash Flows From Operating Activities:
Net income................................  $   142,666  $    13,461  $   3,898
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization............      343,508      212,311     95,521
 Gain on sale of rental equipment.........      (99,000)     (53,484)   (20,951)
 Gain on sales of businesses..............       (1,842)      (4,189)
 Write down of assets held for sale.......                     4,040
 Extraordinary items......................                    35,592      2,506
 Deferred taxes...........................       41,820       27,345     25,075
Changes in operating assets and
 liabilities:
 Accounts receivable......................      (93,716)     (53,368)   (19,837)
 Inventory................................       (6,544)      (6,392)    (3,785)
 Prepaid expenses and other assets........        7,257       (3,526)    (9,821)
 Accounts payable.........................       64,453       39,251     11,704
 Accrued expenses and other liabilities...       22,758        5,088      8,819
                                            -----------  -----------  ---------
 Net cash provided by operating
  activities..............................      421,360      216,129     93,129
                                            -----------  -----------  ---------
Cash Flows From Investing Activities:
Purchases of rental equipment.............     (718,112)    (479,534)  (268,548)
Purchases of property and equipment.......     (123,649)     (84,617)   (53,531)
Proceeds from sales of rental equipment...      235,678      119,620     41,406
Proceeds from sales of businesses.........        6,521       10,640
Purchases of other companies..............     (986,790)    (911,837)  (115,528)
Payments of contingent purchase price.....       (8,216)      (3,956)
In-process acquisition costs..............       (1,002)        (241)      (129)
                                            -----------  -----------  ---------
 Net cash used in investing activities....   (1,595,570)  (1,349,925)  (396,330)
                                            -----------  -----------  ---------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock,
 net of issuance costs....................       64,701      207,005    340,738
Proceeds from the issuance of Series A
 Preferred, net of issuance costs.........      287,000
Proceeds from the issuance of Series B
 Preferred, net of issuance costs.........      143,800
Proceeds from debt........................    2,683,616    2,363,637    308,858
Payments on debt..........................   (2,097,650)  (1,785,667)  (271,418)
Proceeds from sale-leaseback..............       88,000       35,000
Proceeds from the issuance of redeemable
 convertible preferred securities.........                   300,000
Payments of financing costs...............      (19,443)     (34,982)    (1,631)
Proceeds from the exercise of common stock
 options..................................       26,989          619
Subchapter S distributions of a pooled
 entity...................................                    (3,536)    (2,843)
Cash retained by Predecessor in connection
 with Recapitalization....................                                 (998)
                                            -----------  -----------  ---------
 Net cash provided by financing
  activities..............................    1,177,013    1,082,076    372,706
Effect of foreign exchange rates..........          598         (281)
                                            -----------  -----------  ---------
Net increase (decrease) in cash and cash
 equivalents..............................        3,401      (52,001)    69,505
Cash and cash equivalents at beginning of
 year.....................................       20,410       72,411      2,906
                                            -----------  -----------  ---------
Cash and cash equivalents at end of year..  $    23,811  $    20,410  $  72,411
                                            ===========  ===========  =========

                            See accompanying notes.

                              UNITED RENTALS, INC.

                                                   Year Ended December 31
                                               --------------------------------
                                                  1999        1998       1997
                                               ----------  ----------  --------
                                                       (In thousands)
Supplemental disclosure of cash flow
 information:
Cash paid for interest.......................  $  124,285  $   43,157  $ 13,090
Cash paid for taxes..........................  $   17,509  $   10,224  $ 11,487
Deferred compensation and bonus payments
 through issuance of common stock............                          $    486
Net assets retained by Predecessor in
 connection with Recapitalization............                          $  3,221
Supplemental schedule of non-cash investing
 and financing activities
During the year ended December 31, 1998,
 convertible notes in the original principal
 amount of $500 were converted into 31 shares
 of common stock
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
 Assets, net of cash acquired................  $1,468,567  $1,501,467  $162,954
 Liabilities assumed.........................    (472,382)   (518,861)  (43,301)
 Less:
 Amounts paid in common stock and warrants...                 (60,304)   (3,825)
 Amounts paid through issuance of debt.......      (9,395)    (10,465)     (300)
                                               ----------  ----------  --------
Net cash paid................................  $  986,790  $  911,837  $115,528
                                               ==========  ==========  ========




                            See accompanying notes.

                              UNITED RENTALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The Company rents a broad array of equipment to a diverse customer base that includes construction industry participants, industrial companies, homeowners and others in the United States, Canada and Mexico. The Company also engages in related activities such as selling rental equipment, acting as a distributor for certain new equipment and selling related merchandise and parts. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the accompanying balance sheets are presented on an unclassified basis.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, giving retroactive effect for the reorganization for all periods presented. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements for the years ended December 31, 1998 and 1997 include the accounts of certain acquisitions completed in 1998 that were accounted for as poolings-of-interests, as described in Note 3.

2. Summary of Significant Accounting Policies

Cash Equivalents

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

    Inventory consists of equipment, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market and is net of a reserve for obsolescence and shrinkage of $16.8 million and $9.3 million at December 31, 1999 and 1998, respectively. Cost is determined on either a weighted average or first-in, first-out method.

Rental Equipment

    Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Ordinary repair and maintenance costs are charged to operations as incurred.

                              UNITED RENTALS, INC.

Property and Equipment

    Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of estimated useful lives for property and equipment is two to thirty-nine years. Ordinary repair and maintenance costs are charged to operations as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

Intangible Assets

    Intangible assets consist of the excess of cost over the fair value of identifiable net assets of businesses acquired and non-compete agreements. The non-compete agreements are being amortized on a straight-line basis for a period ranging from three to eight years. The remaining intangible assets are being amortized on a straight-line basis over forty years.

Long-Lived Assets

    Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, the Company assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements.

Derivative Financial Instruments

    Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. The fair value of these agreements are not recognized in the financial statements. Derivative financial instruments are not used for trading purposes.

Fair Value of Financial Instruments

    The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the Credit Facility, Term Loan B, Term Loan C and certain other debt are determined using current interest rates for similar instruments as of December 31, 1999 and 1998 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company's other financial instruments at December 31, 1999 and 1998 are based upon available market information and are as follows:

                                    1999                       1998
                         -------------------------- --------------------------
                         Carrying Amount Fair Value Carrying Amount Fair Value
                         --------------- ---------- --------------- ----------
                                            (In thousands)                     ---
Redeemable convertible
 preferred securities...    $300,000      $192,375     $300,000      $289,128
Senior subordinated
 notes..................     950,653       906,400      700,153       705,425
Other debt..............      73,745        73,745       37,921        37,921

Revenue Recognition

    Revenue related to the sale of equipment and merchandise is recognized at the point of sale. Revenue related to rental equipment is recognized over the contract term.

                              UNITED RENTALS, INC.

Advertising Expense

    The Company advertises primarily through trade publications and yellow pages. Advertising costs are expensed as incurred and totaled $19.0 million, $13.5 million and $6.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                              UNITED RENTALS, INC.

Related Party Transactions

    As disclosed in these financial statements, the Company has participated in certain transactions with related parties (See Note 4). In the opinion of management, all transactions with related parties have been conducted on terms which are fair and equitable.

Insurance

    The Company is insured for general liability, workers' compensation, and group medical claims up to a specified claim and aggregate amounts (subject to a deductible of one million dollars). Insured losses subject to this deductible are accrued based upon the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are not discounted.

Impact of Recently Issued Accounting Standards

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Reclassifications

    Certain prior year balances have been reclassified to conform to the 1999 presentation.

3. Acquisitions

Acquisitions Accounted for as Poolings-of-Interests

    On August 24, 1998, the Company issued 2,744,368 shares of its common stock for all of the outstanding shares of common stock of Rental Tools. This transaction was accounted for as a pooling-of-interests and, accordingly, the 1997 consolidated financial statements were previously restated to include the accounts of Rental Tools.

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

    On September 29, 1998, a merger (the "Merger") of United Rentals, Inc. and U.S. Rentals was completed. The Merger was effected by having a wholly owned subsidiary of United Rentals, Inc. merge with and into U.S. Rentals. Following the Merger, United Rentals, Inc. contributed the capital stock of U.S. Rentals to URI, a wholly owned subsidiary of United Rentals, Inc. Pursuant to the Merger, each outstanding share of common stock of U.S. Rentals was converted into the right to receive 0.9625 of a share of common stock of United Rentals, Inc. An aggregate of approximately 29.6 million shares of United Rentals, Inc. common stock were issued in the Merger in exchange for the outstanding shares of U.S. Rentals common stock. The Merger was accounted for as a pooling-of-interests and, accordingly, the 1997 consolidated financial statements were previously restated to include the accounts of U.S. Rentals.

                              UNITED RENTALS, INC.

    The table below shows the separate revenue and net income (loss) of the Company prior to the above mergers ("United"), U.S. Rentals and Rental Tools for periods prior to combination:

                                                     U.S.   Rental
                                          United   Rentals   Tools   Combined
                                         --------  -------- -------  --------
                                                   (In thousands)
For the nine months ended September 30,
 1998:
  Revenues.............................. $311,919  $451,101 $41,242  $804,262
  Net income (loss).....................  (53,178)   43,670   4,695    (4,813)
For the year ended December 31, 1997:
  Revenues..............................   10,633   430,443  48,762   489,838
  Net income (loss).....................       34     4,830    (966)    3,898

Acquisitions Accounted for as Purchases

    The acquisitions completed during the years ended December 31, 1999, 1998 and 1997 include 102, 81 and 15 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

    During 1999, the Company purchased the outstanding stock and certain assets of (i) National Equipment Finance Company, in June, (ii) Mi-Jack Products, Inc. and related entities, in May, (iii) Elmen Rent All, Inc., in June (iv) Forte, Inc., in March, and (v) Arayco, Inc. in June. The aggregate initial consideration paid for these five acquisitions that were accounted for as purchases was approximately $275.4 million and consisted of $270.4 million in cash and $5.0 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of these companies acquired in the aggregate amount of approximately $99.8 million.

    The aggregate initial consideration paid by the Company for other 1999 acquisitions accounted for as purchases was $663.6 million and consisted of approximately $659.2 million in cash and $4.4 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in the 1999 acquisitions in the aggregate amount of approximately $239.3 million.

    In January 1998 the Company purchased the outstanding stock and certain assets of (i) Access Rentals, Inc. and Affiliate, (ii) the BNR Group of Companies and (iii) Mission Valley Rentals, Inc. The aggregate initial consideration paid by the Company for these three acquisitions that were accounted for as purchases was $88.7 million and consisted of approximately $81.4 million in cash and 370,231 shares of common stock and warrants to purchase an aggregate of 30,000 shares of the Company's common stock. In addition, the Company repaid or assumed outstanding indebtedness of these three companies acquired in the aggregate amount of $64.0 million.

    Also during 1998, the Company purchased the outstanding stock and certain assets of (i) Power Rental Co., Inc., in June (ii) Equipment Supply Co., Inc. and Affiliates in June and (iii) McClinch Inc. and Subsidiaries and McClinch Equipment Services, Inc. in September. The aggregate initial consideration paid by the Company for these three acquisitions that were accounted for as purchases was $298.4 million and consisted of approximately $278.0 million in cash and 496,063 shares of common stock. In addition, the Company repaid or assumed outstanding indebtedness of these three companies acquired in the aggregate amount of $155.4 million.

                              UNITED RENTALS, INC.

    The aggregate initial consideration paid by the Company for other 1998 acquisitions that were accounted for as purchases was $550.4 million and consisted of approximately $507.3 million in cash and 1,083,997 shares of common stock, and seller notes of $10.5 million. In addition, the Company repaid or assumed outstanding indebtedness of the other companies acquired in 1998 in the aggregate amount of $211.8 million.

    In October 1997, the Company purchased the outstanding stock of (i) A&A Tool Rentals and Sales, Inc., (ii) Bronco High-Lift, Inc., (iii) Coran Enterprises, Inc., (iv) J&J Rental Services, Inc., (v) Mercer Equipment Company and (vi) Rent-It Center, Inc. The aggregate consideration paid for these acquisitions was $57.0 million in cash except in the case of two acquisitions. One acquisition included a $300,000 convertible note and the consideration for another acquisition was paid through the issuance of 318,712 shares of the Company's common stock. These shares were subject to adjustment so that their value would equal $3.8 million based upon the average daily closing price of the Company's common stock during the 60 day period beginning December 18, 1997. In accordance with such provision, 137,600 shares of common stock issued by the Company in connection with such acquisition were canceled. In addition, the Company repaid or assumed outstanding indebtedness of the 1997 companies acquired in the aggregate amount of $43.3 million.

    The aggregate initial consideration paid by the Company for other 1997 acquisitions was $66.8 million in cash.

    The Company has agreed, through December 31, 1999, in connection with 16 acquisitions to pay to former owners additional amounts based upon specified future revenues and/or new store openings. Such amounts are limited (i) in the case of 15 of the acquisitions, to a specified maximum amount which varies from $0.1 million to $10.0 million (with the average being $1.3 million) and (ii) in the case of one acquisition, to an amount based upon the performance of a single store. Contingent purchase price is capitalized when earned and amortized over the remaining life of the related asset.

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

    The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 1999 and 1998 as though each acquisition described above was made on January 1, for each of the periods.

                                                             1999       1998
                                                          ---------- ----------
                                                          (In thousands, except
                                                             per share data)
   Revenues.............................................. $2,601,806 $2,252,616
   Net income............................................    142,114     53,199
   Basic earnings per share.............................. $     2.00 $     0.78
                                                          ========== ==========
   Diluted earnings per share............................ $     1.53 $     0.71
                                                          ========== ==========

    The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

                              UNITED RENTALS, INC.

Merger-Related Expenses, Extraordinary Items and Other Costs

    The results of operations for the year ended December 31, 1999 include pre-tax expenses related to a terminated tender offer totaling approximately $18.2 million ($10.8 million after tax), primarily consisting of $8.3 million in professional fees recorded in selling, general and administrative expense and $9.9 million in financing commitment fees recorded in other (income) expense, net.

    The results of operations for the year ended December 31, 1998, include pre-tax expenses related to three acquisitions accounted for as poolings-of-interests totaling approximately $47.2 million ($33.2 million after-tax), consisting of (i) $18.5 million for investment banking, legal, accounting services and other merger costs, (ii) $14.5 million of expenses relating to the closing of duplicate facilities, (iii) $8.2 million for employee severance and related matters, (iv) $2.1 million for the write down of computer systems acquired through the U.S. Rentals merger and one of the other acquisitions accounted for as a pooling-of-interests and (v) $3.9 million in other expenses.

    The Company recorded pre-tax extraordinary items of $35.6 million ($21.3 million after-tax) in 1998 and $2.5 million ($1.5 million after tax) in 1997. The charge in 1998 related to the early extinguishment of debt primarily related to the Merger with U.S. Rentals. The charge in 1997 resulted from the prepayment of certain debt by U.S. Rentals.

4. Related Party Transactions

    On February 20, 1997, U.S. Rentals completed a recapitalization upon completing its initial public offering whereby it exchanged 20,748,975 shares of its common stock for all the operating assets and liabilities of its predecessor (the "Recapitalization"). The predecessor retained only non-operating assets and liabilities, including $25.7 million of notes receivable from an affiliate and $24.4 million of notes payable to related parties. In conjunction with the Recapitalization, certain deferred compensation agreements totaling $20.3 million were terminated and expensed. Unless otherwise indicated, U.S. Rentals also refers to the Predecessor prior to the Recapitalization.

    Prior to the Recapitalization, the Company earned interest income from the affiliate of $0.6 million for the year ended December 31, 1997 and the accompanying financial statements include principal adjustments in notes receivable and other income in the amount of $0.1 million for the year ended December 31, 1997. The accompanying financial statements include related party interest expense of $0.6 million , $1.3 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively (See Note 8 for demand note to stockholder).

5. Rental Equipment

    Rental equipment consists of the following:

                                                              December 31
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (In thousands)
   Rental equipment..................................... $2,098,624  $1,490,572
   Less accumulated depreciation........................   (438,891)   (347,566)
                                                         ----------  ----------
   Rental equipment, net................................ $1,659,733  $1,143,006
                                                         ==========  ==========

                              UNITED RENTALS, INC.

6. Property and Equipment

    Property and equipment consist of the following:

                                                                December 31
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
   Land..................................................... $ 50,143  $ 36,855
   Buildings................................................   91,934    61,851
   Transportation equipment.................................  139,944    81,168
   Machinery and equipment..................................   31,484    21,545
   Furniture and fixtures...................................   46,507    26,820
   Leasehold improvements...................................   26,387    18,578
                                                             --------  --------
                                                              386,399   246,817
   Less accumulated depreciation and amortization...........  (81,492)  (61,306)
                                                             --------  --------
   Property and equipment, net.............................. $304,907  $185,511
                                                             ========  ========

7. Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consist of the following:

                                                                December 31
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
                                                              (In thousands)
   Accrued profit sharing................................... $ 39,052 $ 31,536
   Accrued insurance........................................   22,738   20,553
   Accrued interest.........................................   37,477   21,934
   Other....................................................  110,662   54,336
                                                             -------- --------
                                                             $209,929 $128,359
                                                             ======== ========

                              UNITED RENTALS, INC.

8. Debt

    Debt and note payable to related party consist of the following:

                                                                December 31
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                              (In thousands)
   Credit Facility, interest payable at a weighted
    average rate of 6.9% and 6.25% at December 31, 1999
    and 1998, respectively...............................  $  243,000 $  305,000
   Term Loan B, interest payable at 8.71% and 7.25% at
    December 31, 1999 and 1998, respectively.............     248,750    250,000
   Term Loan C, interest payable at 8.96% at December 31,
    1999.................................................     750,000
   Senior Subordinated Notes, interest payable semi-
    annually, (9 1/2% at December 31, 1999 and 1998).....     200,000    200,000
   Senior Subordinated Notes, interest payable semi-
    annually, (8.80% at December 31, 1999 and 1998)......     200,653    200,153
   Senior Subordinated Notes, interest payable semi-
    annually, (9 1/4% at December 31, 1999 and 1998).....     300,000    300,000
   Senior Subordinated Notes, interest payable semi-
    annually, (9% at December 31, 1999)..................     250,000
   Other debt, interest payable at various rates ranging
    from 6% to 12.3% and 6.1% to 10.6% at December 31,
    1999 and 1998, respectively, due through 2005........      73,745     37,921
   Demand note to stockholder, interest payable monthly
    at a rate indexed to the Company's revolving line of
    credit (6.5% at December 31, 1998)...................                 21,500
                                                           ---------- ----------
                                                           $2,266,148 $1,314,574
                                                           ========== ==========

  Credit Facility. The Company has a credit facility (the "Credit Facility") which enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI (the "Canadian Subsidiary") to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian Subsidiary do not exceed $772.5 million). Up to $50.0 million ($23.4 million outstanding at December 31, 1999) of the Credit Facility is available in the form of letters of credit. The agreement governing the Credit Facility requires that the aggregate commitment shall be reduced on the last day of each calendar quarter, beginning September 30, 2001 and continuing through June 30, 2003, by an amount equal to $19.3 million. The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due.

    Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin ranging from 0.825% to 1.500% per annum. Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 0.825% to 1.500% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 0.825% to 1.500% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase

                              UNITED RENTALS, INC.

by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $772.5 million aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

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

  Term Loan B. URI obtained a $250.0 million term loan (the "Term Loan B") from a group of financial institutions. The Term Loan B matures on June 30, 2005. Prior to maturity, quarterly installments of principal in the amount of $0.6 million are due on the last day of each calendar quarter, commencing September 30, 1999. The amount due at maturity is $235.6 million. The Term Loan B accrues interest, at URI's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin of 0.375% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility for borrowings by the Company) plus a margin of 2.25% per annum. The Term Loan B is secured pari passu with the Credit Facility. The agreement governing the Term Loan B contains restrictive covenants substantially similar to those provided under the Credit Facility.

  Term Loan C. URI obtained a $750.0 million term loan from a group of financial institutions (the "Term Loan C"). The Term Loan C matures in June 2006. Prior to maturity, quarterly installments of principal in the amount of $1.9 million are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $706.3 million. The Term Loan C accrues interest, at URI's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility) plus a margin of 2.50% per annum. The Term Loan C is secured pari passu with the Credit Facility. The agreement governing the Term Loan C contains restrictive covenants substantially similar to those provided under the Credit Facility.

    At December 31, 1999, the Company had interest rate protection in the form of swap agreements with an aggregate notional amount of $848.8 million. The effect of these agreements is to limit the interest rate exposure to 5.82% on the outstanding balance of Term Loan B and 5.81% on $600 million of Term Loan
C. While it is not the Company's intention to terminate the interest rate

                              UNITED RENTALS, INC.

swap agreements, the fair values were estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. These fair values indicated that termination of the agreements at December 31, 1999, would have resulted in a pretax gain of $0.5 million.

  9 1/2% Senior Subordinated Notes. URI issued $200.0 million aggregate principal amount of 9 1/2% senior subordinated notes, (the "9 1/2 Notes") which are due June 1, 2008. The 9 1/2% Notes are unsecured. URI may, at its option, redeem the 9 1/2% Notes on or after June 1, 2003 at specified redemption prices which range from 104.75% in 2003 to 100.0% in 2006 and thereafter. In addition, on or prior to June 1, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/2% Notes, at a redemption price of 109.5%. The indenture governing the 9 1/2% Notes contains certain restrictive covenants, including (i) limitations on additional indebtedness, (ii) limitations on restricted payments, (iii) limitations on liens, (iv) limitations on dividends and other payment restrictions, (v) limitations on preferred stock of certain subsidiaries, (vi) limitations on transactions with affiliates, (vii) limitations on the disposition of proceeds of asset sales and (viii) limitations on the ability of the Company to consolidate, merge or sell all or substantially all of its assets.

  8.80% Senior Subordinated Notes. URI issued $205.0 million aggregate principal amount of 8.80% senior subordinated notes, (the "8.80% Notes") which are due August 15, 2008. The 8.80% Notes are unsecured. URI may, at its option, redeem the 8.80% Notes on or after August 15, 2003 at specified redemption prices which range from 104.4% in 2003 to 100.0% in 2006 and thereafter. In addition, on or prior to August 15, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 8.80% Notes, at a redemption price of 108.8%. The indenture governing the 8.80% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

  9 1/4% Senior Subordinated Notes. URI issued $300.0 million aggregate principal amount of 9 1/4% senior subordinated notes, (the "9 1/4% Notes") which are due January 15, 2009. The 9 1/4% Notes are unsecured. URI may, at its option, redeem the 9 1/4% Notes on or after January 15, 2004 at specified redemption prices which range from 104.625% in 2004 to 100.0% in 2007 and thereafter. In addition, on or prior to January 15, 2002, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/4% Notes, at a redemption price of 109.25%. The indenture governing the 9 1/4% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

  9% Senior Subordinated Notes. URI issued $250.0 million aggregate principal amount of 9% senior subordinated notes, (the "9% Notes") which are due April 1, 2009. The 9% Notes are unsecured. URI may, at its option, redeem the 9% Notes on or after April 1, 2004 at specified redemption prices which range from 104.5% in 2004 to 100.0% in 2007 and thereafter. In addition, on or prior to April 1, 2002, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9% Notes, at a redemption price of 109.0%. The indenture governing the 9% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

                              UNITED RENTALS, INC.

    Maturities of the Company's debt for each of the next five years at December 31, 1999 are as follows (In thousands):

            2000.............................. $   30,094
            2001..............................     26,550
            2002..............................     22,122
            2003..............................    263,972
            2004..............................     20,099
            Thereafter........................  1,903,311

9. Income Taxes

    The provision for historical federal and state income taxes is as follows:

                                                       Year ended December 31
                                                       ------------------------
                                                        1999    1998     1997
                                                       ------- -------  -------
                                                           (In thousands)
   Historical:
     Domestic federal:
       Current........................................ $39,643 $14,291  $ 3,765
       Deferred.......................................  37,598  21,047   14,276
       Deferred tax recorded upon Recapitalization....                    6,141
                                                       ------- -------  -------
                                                        77,241  35,338   24,182
     Domestic state:
       Current........................................  10,405   1,067      668
       Deferred.......................................   3,437   7,020    3,279
       Deferred tax recorded upon Recapitalization....                    1,379
                                                       ------- -------  -------
                                                        13,842   8,087    5,326
                                                       ------- -------  -------
       Total domestic.................................  91,083  43,425   29,508

     Foreign federal:
       Current........................................   4,917     519
       Deferred.......................................     465    (492)
                                                       ------- -------  -------
                                                         5,382      27
     Foreign provincial:
       Current........................................   2,356     277
       Deferred.......................................     320    (230)
                                                       ------- -------  -------
                                                         2,676      47
                                                       ------- -------  -------
       Total foreign..................................   8,058      74
                                                       ------- -------  -------
                                                       $99,141 $43,499  $29,508
                                                       ======= =======  =======

                              UNITED RENTALS, INC.

    A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes is as follows:

                                                     Year ended December 31
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
                                                         (In thousands)
   Computed tax rate at statutory tax rate.......... $84,632  $27,404  $12,221
   State income taxes, net of federal tax benefit...   8,997    4,177    1,716
   Cumulative deferred taxes recorded upon
    Recapitalization................................                     7,520
   Loss prior to Recapitalization excluded from
    taxable income..................................                     7,543
   Non-deductible expenses..........................   6,265    7,400
   Provision for deferred taxes of Subchapter S
    Corporation at time of pooling..................            4,750
   Other............................................    (753)    (232)     508
                                                     -------  -------  -------
                                                     $99,141  $43,499  $29,508
                                                     =======  =======  =======

    The components of deferred income tax assets (liabilities) are as follows:

                                                              December 31
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In thousands)
     Property and equipment.............................. $(175,180) $(115,355)
     Intangibles.........................................   (13,188)    (7,044)
     Reserves............................................    48,577     28,468
     Net operating loss and credit carryforwards.........    56,266     38,102
     Other...............................................     2,296     12,269
                                                          ---------  ---------
                                                          $ (81,229) $ (43,560)
                                                          =========  =========

    For financial reporting purposes, income before income taxes and extraordinary items for the Company's foreign subsidiaries was $19.9 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, unremitted earnings of foreign subsidiaries were approximately $13.8 million and $2.0 million, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no United States taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

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

    The Company has net operating loss carryforwards ("NOL's") of $32.0 million for federal income tax purposes that expire through 2018.

                              UNITED RENTALS, INC.

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

11. Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust

    In August 1998, a subsidiary trust (the "Trust") of Holdings issued and sold in a private offering (the "Preferred Securities Offering") $300.0 million of 30 year, 6 1/2% Convertible Quarterly Income Preferred Securities (the "Preferred Securities"). The net proceeds from the Preferred Securities Offering were approximately $290.0 million. The Trust used the proceeds from the Preferred Securities Offering to purchase 6 1/2% convertible subordinated debentures due 2028 (the "Debentures") from Holdings which resulted in Holdings receiving all of the net proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to URI. The Preferred Securities are non-voting securities, carry a liquidation value of $50 per security and are convertible into the Company's common stock at an initial rate of 1.146 shares per security (equivalent to an initial conversion price of $43.63 per share). They are convertible at any time at the holders' option and are redeemable, at the Company's option, after three years, subject to certain conditions.

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

12. Capital Stock

    Series A Perpetual Convertible Preferred Stock. On January 7, 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred"). Subject to certain thresholds related to the aggregate number of shares issuable upon conversion of Series A Preferred, the holders of the Series A Preferred, voting separately as a single class, have the right to elect up to two directors. Currently, holders of the Series A Preferred may elect two directors. Except

                              UNITED RENTALS, INC.

for the election of directors, the holders of the Series A Preferred have the same voting rights as those belonging to holders of Holdings common stock. The net proceeds from the sale of the Series A Preferred were approximately $287.0 million. Holdings contributed such net proceeds to URI. The Series A Preferred is convertible into 12,000,000 shares of Holdings common stock at $25 per share based upon a liquidation preference of $1,000 per share of Series A Preferred, subject to adjustment. The Series A Preferred has no stated dividend. However, in the event Holdings declares or pays any dividends on, or distributions of, its common stock, it must (subject to certain exceptions) also declare and pay to the holders of Series A Preferred the dividends and distributions which would have been declared and paid upon conversion of the Series A Preferred.

    Series B Perpetual Convertible Preferred Stock. On September 30, 1999, Holdings sold 150,000 shares of its Series B Perpetual Convertible Preferred Stock ("Series B Preferred"). The Series B Preferred is divided into two classes designated as Class B-1 and Class B-2. Other than voting rights, the classes are substantially the same. The holders of the 105,252 shares of Class B-1 are entitled to the same voting rights as those belonging to holders of Holdings common stock. The holders of the 44,748 shares of Class B-2 have no such voting rights. The net proceeds from the sale of the Series B Preferred were approximately $143.8 million. Holdings contributed such net proceeds to URI. The Series B Preferred is convertible into 5,000,000 shares of Holding's common stock at $30 per share based upon a liquidation preference of $1,000 per share of Series B Preferred, subject to adjustment. The Series B Preferred has no stated dividend. However, in the event Holdings declares or pays any dividends on, or distributions of, its common stock, it must (subject to certain exceptions) also declare and pay to the holders of Series B Preferred the dividends and distributions which would have been declared and paid upon conversion of the Series B Preferred.

    Warrants. As of December 31, 1999 there are outstanding warrants to purchase an aggregate of 6,889,329 shares of common stock. The weighted average exercise price of the warrants is $11.20 per share. All warrants are currently exercisable and may be exercised at any time through 2009.

    Common Stock. On March 9, 1999, Holdings completed a public offering of 2,290,000 shares of common stock. The net proceeds to the Company from this offering were approximately $64.7 million (after deducting underwriting discounts and offering expenses). Holdings contributed such net proceeds to URI.

    1997 Stock Option Plan. The Company's 1997 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 5,000,000 shares of common stock. Some or all of such options may be "incentive stock options" within the meaning of the Internal Revenue Code. All officers, directors and employees of the Company and other persons who perform services on behalf of the Company are eligible to participate in this plan. Each option granted pursuant to this plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under this plan after August 31, 2007. As of December 31, 1999 and 1998, options to purchase an aggregate of 4,731,183 shares and 4,859,875 shares of common stock, respectively, were outstanding under this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

                              UNITED RENTALS, INC.

    1998 Stock Option Plan. The Company's 1998 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 4,200,000 shares of common stock. Some or all of the options issued under the 1998 Stock Option Plan may be "incentive stock options" within the meaning of the Internal Revenue Code. All officers and directors of the Company and its subsidiaries are eligible to participate in the 1998 Stock Option Plan. Each option granted pursuant to the 1998 Stock Option Plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under the 1998 Stock Option Plan after August 20, 2008. As of December 31, 1999 and 1998, options to purchase an aggregate of 4,200,000 shares and 3,980,000 shares of common stock, respectively, were outstanding pursuant to this plan to executive officers and directors. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1998 Supplemental Stock Option Plan. The Company has adopted a stock option plan pursuant to which options, for up to an aggregate of 5,250,000 shares of common stock, may be granted to employees who are not officers or directors and to consultants and independent contractors who perform services for the Company or its subsidiaries. As of December 31, 1999 and 1998, options to purchase an aggregate of 4,140,384 shares and 1,194,400 shares of common stock, respectively, were outstanding pursuant to this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1997 Performance Award Plan. Effective February 20, 1997, U.S. Rentals adopted the 1997 Performance Award Plan under which stock options and other awards could be granted to key employees and directors at prices and terms established by U.S. Rentals at the date of grant. The options expire in 2007. As a result of the Merger, all outstanding options to purchase shares of U.S. Rentals common stock became fully vested and were converted into options to purchase the Company's common stock. As of December 31, 1999 and 1998, options to purchase an aggregate of 2,581,675 shares and 4,610,539 shares of common stock , respectively, were outstanding pursuant to this plan.

                              UNITED RENTALS, INC.

   A summary of the transactions within the Company's stock option plans follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                            ----------  --------
Outstanding at January 1, 1997.............................
  Granted..................................................  4,825,699   $19.52
  Exercised................................................
  Canceled.................................................
                                                            ----------
Outstanding at December 31, 1997...........................  4,825,699    19.52
  Granted..................................................  9,453,718    19.78
  Exercised................................................    (25,025)   20.78
  Canceled.................................................   (209,578)   22.94
                                                            ----------
Outstanding at December 31, 1998........................... 14,044,814    19.60
  Granted..................................................  3,092,462    26.77
  Exercised................................................ (1,331,528)   20.74
  Canceled.................................................   (152,506)   26.70
                                                            ----------   ------
Outstanding at December 31, 1999........................... 15,653,242   $20.86
                                                            ==========   ======
Exercisable at December 31, 1999...........................  7,490,100   $19.69
                                                            ==========   ======

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                            Amount    Contractual Exercise   Amount    Exercise
Range of Exercise Prices  Outstanding    Life      Price   Exercisable  Price
------------------------  ----------- ----------- -------- ----------- --------
$10.00 - $15.00..........  4,562,517   8.6 years   $12.33   2,319,417   $12.29
 15.01 -  20.00..........    541,959   9.3 years    18.33     123,797    19.40
 20.01 -  25.00..........  7,011,188   8.0 years    21.77   4,219,838    21.48
 25.01 -  30.00..........  1,985,363   9.2 years    27.28     404,953    27.23
 30.01 -  50.00..........  1,552,215   8.5 years    34.53     422,095    35.35
                          ----------                        ---------
                          15,653,242   8.4 years    20.86   7,490,100    19.69
                          ==========                        =========

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have differed. The weighted average fair value of options granted was $10.99 and $11.94 during 1999 and 1998, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model and a risk-free interest rate average of 6.29% and 4.6% in 1999 and 1998, respectively, and ranging from 5.8% to 6.61% in 1997, a volatility factor for the market price of the Company's common stock of 52%, 85% and 32% in 1999, 1998 and 1997, respectively, and a weighted-average expected life of options of approximately three years in 1999 and 1998 and three to five years in 1997, the Company's net income (loss), basic earnings (loss) per share and diluted

                             UNITED RENTALS, INC.

earnings (loss) per share would have been $104.3 million, $1.46 and $1.12, respectively, for the year ended December 31, 1999, $(13.3 million), $(0.20) and $(0.20), respectively, for the year ended December 31, 1998 and, after giving effect to the Recapitalization, would have been $17.1 million, $0.37 and $0.35, respectively, for the year ended December 31, 1997. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

    At December 31, 1999 there are (i) 6,889,329 shares of common stock reserved for the exercise of warrants, (ii) 16,031,675 shares of common stock reserved for issuance pursuant to options granted and that may be granted in the future under the Company's stock option plans, (iii) 6,875,580 shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17,000,000 shares of common stock reserved for the issuance of Series A and Series B preferred stock and (v) 332,517 shares of common stock reserved for the conversion of convertible debt.

13. Earnings Per Share

    The following table sets forth the computation of historical basic and diluted earnings per share:

                                                    Year Ended December 31
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                               (In thousands, except share and
                                                       per share data)
   Numerator:
    Income before extraordinary items........  $  142,666 $   34,798 $    5,409
                                               ========== ========== ==========
   Denominator:
    Denominator for basic earnings per share-
     weighted-average shares.................  71,353,127 66,225,492 46,660,955
    Effect of dilutive securities:
     Employee stock options..................   4,651,237  2,641,194    743,597
     Warrants................................   3,978,536  4,208,434  1,644,445
     Series A Preferred......................  11,802,740
     Series B Preferred......................   1,250,000
                                               ---------- ---------- ----------
    Denominator for dilutive earnings per
     share- adjusted weighted-average
     shares..................................  93,035,640 73,075,120 49,048,997
                                               ========== ========== ==========
   Earnings per share-basic:
    Income before extraordinary items........  $     2.00 $     0.53 $     0.12
    Extraordinary items, net.................                   0.33       0.04
                                               ---------- ---------- ----------
    Net income...............................  $     2.00 $     0.20 $     0.08
                                               ========== ========== ==========
   Earnings per share-diluted:
    Income before extraordinary items........  $     1.53 $     0.48 $     0.11
    Extraordinary items, net.................                   0.30       0.03
                                               ---------- ---------- ----------
    Net income...............................  $     1.53 $     0.18 $     0.08
                                               ========== ========== ==========

                              UNITED RENTALS, INC.

14. Commitments and Contingencies

Operating Leases

    The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments, by year and in the aggregate, for noncancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 1999:

                                                      Real    Rental     Other
                                                     Estate  Equipment Equipment
                                                     Leases   Leases    Leases
                                                    -------- --------- ---------
                                                           (In thousands)
      2000......................................... $ 44,240 $ 44,623   $ 8,639
      2001.........................................   39,563   44,454     8,224
      2002.........................................   36,362   42,281     5,336
      2003.........................................   32,532   30,341       350
      2004.........................................   29,170   19,768
      Thereafter...................................  101,504
                                                    -------- --------   -------
                                                    $283,371 $181,467   $22,549
                                                    ======== ========   =======

    The Company was the seller-lessee in a sale-leaseback transaction in 1999 where it sold rental equipment for aggregate proceeds of $88.0 million and in 1998 where it sold rental equipment for aggregate proceeds of $35.0 million. For the 1999 transaction, the Company will leaseback the rental equipment over a five year period beginning December 1999 and recognized a deferred gain on the sale of approximately $6.3 million. For the 1998 transaction, the Company will leaseback the rental equipment over a five year period beginning December 1998 and recognized a deferred gain on the sale of approximately $0.6 million. The future payments under these leases are included in the table above.

    Rent expense under non-cancelable operating leases totaled $65.5 million, $20.5 million and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Employee Benefit Plans

    The Company currently sponsors one defined contribution 401(k) retirement plan which is subject to the provisions of ERISA. The Company also sponsors a deferred profit sharing plan for the benefit of the full time employees of its Canadian subsidiaries. Under these plans, the Company matches a percentage of the participants contributions up to a specified amount. Company contributions to the plans were $4.6 million, $1.0 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Legal Matters

    The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, or insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company had accrued $13.7 million and $16.2 million at December 31, 1999 and 1998, respectively, to cover the uninsured portion of possible costs arising from these pending claims and other potential unasserted claims.

                              UNITED RENTALS, INC.

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

    The Company operates in the United States, Canada and Mexico. Revenues are attributable to countries based upon the location of the customers. Geographic area information for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                    Year ended December 31
                                                ------------------------------
                                                   1999       1998      1997
                                                ---------- ---------- --------
                                                        (In thousands)
Revenues from external customers
 Domestic...................................... $2,086,808 $1,168,071 $489,838
 Foreign.......................................    146,820     52,211
                                                ---------- ---------- --------
Total revenues from external customers......... $2,233,628 $1,220,282 $489,838
                                                ========== ========== ========
Rental equipment, net
 Domestic...................................... $1,537,199 $1,099,539 $461,026
 Foreign.......................................    122,534     43,467
                                                ---------- ---------- --------
Total consolidated rental equipment, net....... $1,659,733 $1,143,006 $461,026
                                                ========== ========== ========
Property and equipment, net
 Domestic...................................... $  285,456 $  180,777 $ 98,268
 Foreign.......................................     19,451      4,734
                                                ---------- ---------- --------
Total consolidated property and equipment,
 net........................................... $  304,907 $  185,511 $ 98,268
                                                ========== ========== ========
Intangible assets, net
 Domestic...................................... $1,740,326 $  867,090 $ 73,648
 Foreign.......................................    123,046     54,975
                                                ---------- ---------- --------
Total consolidated intangible assets, net...... $1,863,372 $  922,065 $ 73,648
                                                ========== ========== ========

                              UNITED RENTALS, INC.

16. Quarterly Financial Information (Unaudited)

Selected Financial Data

    The following table of quarterly financial information has been prepared from unaudited financial statements of the Company, and reflects adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

                                            First    Second   Third     Fourth
                                           Quarter  Quarter  Quarter   Quarter
                                          --------- -------- --------  --------
                                            (In thousands, except per share
                                                         data)
   For the year ended December 31, 1999:
    Total revenues......................  $ 392,309 $503,662 $668,618  $669,039
    Gross profit........................    133,991  184,064  256,979   249,884
    Net income..........................     16,225   25,886   56,208    44,347
    Basic earnings per share............  $    0.24 $   0.36 $   0.78  $   0.62
    Diluted earning per share...........       0.18     0.28     0.60      0.48
   For the year ended December 31, 1998:
    Total revenues......................  $ 171,141 $254,047 $379,074  $416,020
    Gross profit........................     47,911   87,422  138,717   149,398
    Income (loss) before extraordinary
     item...............................      6,704   19,976  (10,156)   18,274
    Extraordinary item..................                       21,337
    Net income (loss)...................      6,704   19,976  (31,493)   18,274
    Basic earnings (loss) before
     extraordinary item per share.......  $    0.11 $   0.30 $  (0.15) $   0.26
    Diluted earnings (loss) before
     extraordinary item per share.......       0.11     0.27    (0.13)     0.24

17. Subsequent Events

    Subsequent to December 31, 1999 and through February 29, 2000, the Company completed the acquisitions of four equipment rental companies and the aggregate consideration paid by the Company for the acquisitions was $37.7 million in cash. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in the aggregate amount of $12.2 million. The Company funded these acquisitions with cash on hand and borrowings under the Credit Facility.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc. (Parent Company of United Rentals (North America), Inc.)

    We have audited the accompanying consolidated balance sheets of United Rentals (North America), Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the management of United Rentals (North America), Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals (North America), Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

MetroPark, New Jersey
February 29, 2000

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                         ---------------------
                                                            1999       1998
                                                         ---------- ----------
                                                            (In thousands,
                                                           except share data)
Assets
Cash and cash equivalents............................... $   23,811 $   20,410
Accounts receivable, net of allowance for doubtful
 accounts of $50,736 and $41,201 at 1999 and 1998,
 respectively...........................................    434,985    233,282
Inventory...............................................    129,473     70,994
Prepaid expenses and other assets.......................     37,125     43,176
Rental equipment, net...................................  1,659,733  1,143,006
Property and equipment, net.............................    276,524    170,537
Intangible assets, net of accumulated amortization of
 $51,231 and $14,520 at 1999 and 1998, respectively.....  1,863,372    922,065
                                                         ---------- ----------
                                                         $4,425,023 $2,603,470
                                                         ========== ==========
Liabilities and Stockholder's Equity
Liabilities:
  Accounts payable...................................... $  212,565  $ 108,426
  Debt..................................................  2,266,148  1,314,574
  Deferred taxes........................................     81,229     43,560
  Accrued expenses and other liabilities................    171,807    115,558
                                                         ---------- ----------
    Total liabilities...................................  2,731,749  1,582,118
Commitments and contingencies
Stockholder's equity:
  Common stock--$.01 par value, 3,000 shares authorized,
   1,000 shares issued and outstanding .................
  Additional paid-in capital............................  1,507,330    984,345
  Retained earnings.....................................    185,627     37,288
  Accumulated other comprehensive income................        317       (281)
                                                         ---------- ----------
    Total stockholder's equity..........................  1,693,274  1,021,352
                                                         ---------- ----------
                                                         $4,425,023 $2,603,470
                                                         ========== ==========

                            See accompanying notes.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31
                                              -------------------------------
                                                 1999       1998       1997
                                              ---------- ----------  --------
                                                      (In thousands)
Revenues:
 Equipment rentals........................... $1,581,026 $  895,466  $388,181
 Sales of rental equipment...................    235,678    119,620    41,406
 Sales of equipment and merchandise and other
  revenues...................................    416,924    205,196    60,251
                                              ---------- ----------  --------
Total revenues...............................  2,233,628  1,220,282   489,838
Cost of revenues:
 Cost of equipment rentals, excluding
  depreciation...............................    676,972    394,750   189,578
 Depreciation of rental equipment............    280,641    175,910    82,097
 Cost of rental equipment sales..............    136,678     66,136    20,455
 Cost of equipment and merchandise sales and
  other operating costs......................    314,419    160,038    48,416
                                              ---------- ----------  --------
Total cost of revenues.......................  1,408,710    796,834   340,546
                                              ---------- ----------  --------
Gross profit.................................    824,918    423,448   149,292
Selling, general and administrative
 expenses....................................    344,328    195,620    70,835
Merger-related expenses......................                47,178
Non-rental depreciation and amortization.....     57,941     34,684    13,424
Termination cost of deferred compensation
 agreements..................................                          20,290
                                              ---------- ----------  --------
Operating income.............................    422,649    145,966    44,743
Interest expense.............................    139,828     64,157    11,847
Other (income) expense, net..................    (1,646)     (5,097)   (2,021)
                                              ---------- ----------  --------
Income before provision for income taxes and
 extraordinary items.........................    284,467     86,906    34,917
Provision for income taxes...................    116,628     46,971    29,508
                                              ---------- ----------  --------
Income before extraordinary items............    167,839     39,935     5,409
Extraordinary items, net of tax benefit of
 $14,255 and $995, in 1998 and 1997,
 respectively................................                21,337     1,511
                                              ---------- ----------  --------
Net income................................... $  167,839 $   18,598  $  3,898
                                              ========== ==========  ========
Unaudited pro forma data:
 Historical income before income taxes and
  extraordinary items........................            $   86,906  $ 34,917
 Pro forma income tax expense................                47,858    14,176
                                                         ----------  --------
 Pro forma income before extraordinary
  items......................................            $   39,048  $ 20,741
                                                         ==========  ========

                            See accompanying notes.

                      UNITED RENTALS (NORTH AMERICA), INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                Common Stock                                        Accumulated
                                              ---------------- Additional                              Other
                                               Number           Paid-in    Retained  Comprehensive Comprehensive
                                              of Shares Amount  Capital    Earnings     Income        Income
                                              --------- ------ ----------  --------  ------------- -------------
                                                            (In thousands except share amounts)
Balance, December 31, 1996..................    1,000          $   13,505  $ 91,915
 Contributed capital from Parent............                      157,696
 Issuance of common stock...................                      186,436
 Distribution of non-operating assets, net..                       (4,219)
 Reclassification of Subchapter S
  accumulated earnings to capital from
  Parent....................................                       48,902   (48,902)
 Subchapter S distributions of a pooled
  entity....................................                                 (2,843)
 Net income.................................                                  3,898    $  3,898
                                                -----   -----  ----------  --------    ========        -----
Balance, December 31, 1997..................    1,000             402,320    44,068
 Comprehensive Income:
 Net income.................................                                 18,598    $ 18,598
 Other comprehensive income:
   Foreign currency translation
    adjustments.............................                                               (281)       $(281)
                                                                                       --------
 Comprehensive income.......................                                           $ 18,317
                                                                                       ========
 Contributed capital from Parent............                      563,045
 Reclassification of Subchapter S
  accumulated earnings to capital from
  Parent....................................                       18,979   (18,979)
 Pooling-of-interests.......................                            1     1,795
 Subchapter S distributions of a pooled
  entity....................................                                 (3,536)
 Dividend distribution to Parent............                                 (4,658)
                                                -----   -----  ----------  --------                    -----
Balance, December 31, 1998..................    1,000             984,345    37,288                     (281)
 Comprehensive income:
 Net income.................................                                167,839    $167,839
 Other comprehensive income:
   Foreign currency translation
    adjustments.............................                                                598          598
                                                                                       --------
 Comprehensive income.......................                                           $168,437
                                                                                       ========
 Contributed capital from parent............                      522,985
 Dividend distributions to parent...........                               (19,500)
                                                -----   -----  ----------  --------                    -----
Balance, December 31, 1999..................    1,000          $1,507,330  $185,627                     $317
                                                =====   =====  ==========  ========                    =====


                            See accompanying notes.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31
                                            -----------------------------------
                                               1999         1998        1997
                                            -----------  -----------  ---------
                                                     (In thousands)
Cash flows from operating activities:
Net income................................  $   167,839  $    18,598  $   3,898
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization............      342,403      211,747     95,521
 Gain on sale of rental equipment.........      (99,000)     (53,484)   (20,951)
 Gain on sale of businesses...............       (1,842)      (4,189)
 Write down of assets held for sale.......                     4,040
 Extraordinary items......................                    35,592      2,506
 Deferred taxes...........................       41,820       27,345     25,075
 Changes in operating assets and
  liabilities:
 Accounts receivable......................      (93,716)     (53,368)   (19,837)
 Inventory................................       (6,544)      (6,392)    (3,785)
 Prepaid expenses and other assets........       34,701       12,693     (9,821)
 Accounts payable.........................       47,586       25,737     11,704
 Accrued expenses and other liabilities...       (8,065)      (7,713)     8,819
                                            -----------  -----------  ---------
Net cash provided by operating
 activities...............................      425,182      210,606     93,129
                                            -----------  -----------  ---------
Cash flows from investing activities:
Purchases of rental equipment.............     (718,112)    (479,534)  (268,548)
Purchases of property and equipment.......     (109,468)     (69,643)   (53,531)
Proceeds from sales of rental equipment...      235,678      119,620     41,406
Proceeds from sale of businesses..........        6,521       10,640
Purchase of other companies...............     (986,790)    (911,837)  (115,528)
Payment of contingent purchase price......       (8,216)      (3,956)
In-process acquisition costs..............                                 (129)
                                            -----------  -----------  ---------
Net cash used in investing activities.....   (1,580,387)  (1,334,710)  (396,330)
                                            -----------  -----------  ---------
Cash flows from financing activities:
Proceeds from issuance of common stock,
 net of issuance costs....................                              186,436
Capital contribution by Parent............      522,985      492,590    154,302
Proceeds from debt........................    2,683,616    2,363,637    308,858
Payments on debt..........................   (2,097,650)  (1,785,667)  (271,418)
Proceeds from sale-leaseback .............       88,000       35,000
Cash retained by Predecessor in connection
 with Recapitalization....................                                 (998)
Dividend distribution to Parent...........      (19,500)      (4,658)
Subchapter S distributions of a pooled
 entity...................................                    (3,536)    (2,843)
Payment of debt financing costs...........      (19,443)     (24,982)    (1,631)
                                            -----------  -----------  ---------
Net cash provided by financing
 activities...............................    1,158,008    1,072,384    372,706
Effect of foreign exchange rates..........          598         (281)
                                            -----------  -----------  ---------
Net increase (decrease) in cash and cash
 equivalents..............................        3,401      (52,001)    69,505
Cash and cash equivalents at beginning of
 year.....................................       20,410       72,411      2,906
                                            -----------  -----------  ---------
Cash and cash equivalents at end of year..  $    23,811  $    20,410  $  72,411
                                            ===========  ===========  =========
Supplemental disclosure of cash flow
 information:
Cash paid for interest....................  $   124,285  $    43,157  $  13,090
Cash paid for taxes.......................  $    17,509  $    10,224  $  11,487
Deferred compensation and bonus payments
 through issuance of common stock.........                            $     486
Net assets retained by Predecessor in
 connection with Recapitalization.........                            $   3,221
Supplemental schedule of non cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
 Assets, net of cash acquired.............  $ 1,468,567  $ 1,501,467  $ 162,954
 Liabilities assumed......................     (472,382)    (518,861)   (43,301)
 Less:
 Amounts paid in common stock and warrants
  of the Parent...........................                   (60,304)    (3,825)
 Amounts paid through issuance of debt....       (9,395)     (10,465)      (300)
                                            -----------  -----------  ---------
Net cash paid.............................  $   986,790  $   911,837  $ 115,528
                                            ===========  ===========  =========

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

2. Capital Stock and Contributions

    At December 31, 1999 and 1998, the Company has authorized 3,000 shares of its $0.01 par value common stock of which 1,000 shares are issued and outstanding. All of the issued and outstanding common shares are owned by its Parent.

    Pursuant to the reorganization described in Note 1, the net proceeds from the Company's initial public offering completed in December 1997 and the public offering completed in March 1998 have been reflected as Contributed Capital from the Parent in the accompanying statement of stockholder's equity. Holdings also contributed the net proceeds from the issuance of redeemable convertible preferred securities in August 1998 to URI. During 1999, Holdings contributed the net proceeds from the issuance of common stock in a public offering and the net proceeds from the issuance of perpetual convertible preferred stock to URI.

3. Condensed Consolidating Financial Information of Guarantor Subsidiaries

    Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries").

                      UNITED RENTALS (NORTH AMERICA), INC.

The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). All expenses incurred by URI have been charged by URI to its guarantor and non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of and for the years ended December 31, 1999 and 1998, are presented. The condensed consolidating financial information for the year ended December 31, 1997 has been omitted since the non-guarantors subsidiaries came into existence during 1998. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                December 31, 1999
                          ----------------------------------------------------------------
                                                       Non-
                                      Guarantor     Guarantor                 Consolidated
                             URI     Subsidiaries  Subsidiaries Eliminations     Total
                          ---------- ------------  ------------ ------------  ------------
                                                  (In thousands)
Assets
Cash and cash
 equivalents............             $    20,103     $  3,708                  $   23,811
Accounts receivable,
 net....................                 400,400       34,585                     434,985
Intercompany receivable
 (payable)..............  $1,879,184  (1,694,122)    (185,062)
Inventory...............                 120,339        9,134                     129,473
Prepaid expenses and
 other assets...........      19,316                   17,809                      37,125
Rental equipment, net...               1,537,199      122,534                   1,659,733
Property and equipment,
 net....................                 257,073       19,451                     276,524
Investment in
 subsidiaries...........   2,081,530                            $(2,081,530)
Intangible assets, net..               1,740,326      123,046                   1,863,372
                          ---------- -----------     --------   -----------    ----------
                          $3,980,030 $ 2,381,318     $145,205   $(2,081,530)   $4,425,023
                          ========== ===========     ========   ===========    ==========
Liabilities and
 Stockholder's Equity
Liabilities:
  Accounts payable......  $   26,578 $   165,928     $ 20,059                  $  212,565
  Debt..................   2,204,208      28,095       33,845                   2,266,148
  Deferred income
   taxes................                  80,476          753                      81,229
  Accrued expenses and
   other liabilities....      75,710      85,295       10,802                     171,807
                          ---------- -----------     --------   -----------    ----------
    Total liabilities...   2,306,496     359,794       65,459                   2,731,749
Commitments and
 contingencies
Stockholder's equity:
  Common stock..........
  Additional paid-in
   capital..............   1,487,907   1,830,182       65,644   $(1,876,403)    1,507,330
  Retained earnings.....     185,627     191,342       13,785      (205,127)      185,627
  Accumulated other
   comprehensive
   income...............                                  317                         317
                          ---------- -----------     --------   -----------    ----------
    Total stockholder's
     equity.............   1,673,534   2,021,524       79,746    (2,081,530)    1,693,274
                          ---------- -----------     --------   -----------    ----------
                          $3,980,030 $ 2,381,318     $145,205   $(2,081,530)   $4,425,023
                          ========== ===========     ========   ===========    ==========

                      UNITED RENTALS (NORTH AMERICA), INC.

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
                          ==========  ==========    ========   ===========    ==========

                      UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1999

                                    Guarantor   Non-Guarantor              Consolidated
                            URI    Subsidiaries Subsidiaries  Eliminations    Total
                          -------- ------------ ------------- ------------ ------------
                                                 (In thousands)
Revenues:
 Equipment rentals......            $1,480,613    $100,413                  $1,581,026
 Sales of rental
  equipment.............               220,719      14,959                     235,678
 Sales of equipment and
  merchandise and other
  revenues..............               385,476      31,448                     416,924
                          --------  ----------    --------     ---------    ----------
Total revenues..........             2,086,808     146,820                   2,233,628
Cost of revenues:
 Cost of equipment
  rentals, excluding
  depreciation..........               632,677      44,295                     676,972
 Depreciation of rental
  equipment.............               263,007      17,634                     280,641
 Cost of rental
  equipment sales.......               127,917       8,761                     136,678
 Cost of equipment and
  merchandise sales and
  other operating
  costs.................               290,230      24,189                     314,419
                          --------  ----------    --------     ---------    ----------
Total cost of revenues..             1,313,831      94,879                   1,408,710
                          --------  ----------    --------     ---------    ----------
Gross profit............               772,977      51,941                     824,918
Selling, general and
 administrative
 expenses...............               321,797      22,531                     344,328
Non-rental depreciation
 and amortization.......                54,284       3,657                      57,941
                          --------  ----------    --------     ---------    ----------
Operating income........               396,896      25,753                     422,649
Interest expense........               134,357       5,471                     139,828
Other (income) expense,
 net....................                (2,073)        427                      (1,646)
                          --------  ----------    --------     ---------    ----------
Income before provision
 for income taxes.......               264,612      19,855                     284,467
Provision for income
 taxes..................               108,570       8,058                     116,628
                          --------  ----------    --------     ---------    ----------
Income before equity in
 net earnings of
 subsidiaries...........               156,042      11,797     $(167,839)
Equity in net earnings
 of subsidiaries........  $167,839                                             167,839
                          --------  ----------    --------     ---------    ----------
Net income..............  $167,839  $  156,042    $ 11,797     $(167,839)   $  167,839
                          ========  ==========    ========     =========    ==========

                      UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1998

                                   Guarantor   Non-Guarantor              Consolidated
                            URI   Subsidiaries Subsidiaries  Eliminations    Total
                          ------- ------------ ------------- ------------ ------------
                                                 (In thousands)
Revenues:
 Equipment rentals......           $  863,331     $32,135                  $  895,466
 Sales of rental
  equipment.............              114,731       4,889                     119,620
 Sales of equipment and
  merchandise and other
  revenues..............              190,009      15,187                     205,196
                          -------  ----------     -------      --------    ----------
Total revenues..........            1,168,071      52,211                   1,220,282
Cost of revenues:
 Cost of equipment
  rentals, excluding
  depreciation..........              380,992      13,758                     394,750
 Depreciation of rental
  equipment.............              171,412       4,498                     175,910
 Cost of rental
  equipment sales.......               63,391       2,745                      66,136
 Cost of equipment and
  merchandise sales and
  other operating
  costs.................              148,086      11,952                     160,038
                          -------  ----------     -------      --------    ----------
Total cost of revenues..              763,881      32,953                     796,834
                          -------  ----------     -------      --------    ----------
Gross profit............              404,190      19,258                     423,448
Selling, general and
 administrative
 expenses...............              186,604       9,016                     195,620
Merger-related
 expenses...............               47,178                                  47,178
Non-rental depreciation
 and amortization.......               33,451       1,233                      34,684
                          -------  ----------     -------      --------    ----------
Operating income........              136,957       9,009                     145,966
Interest expense........               57,199       6,958                      64,157
Other (income) expense,
 net....................               (5,086)        (11)                     (5,097)
                          -------  ----------     -------      --------    ----------
Income before provision
 for income taxes and
 extraordinary item.....               84,844       2,062                      86,906
Provision for income
 taxes..................               46,897          74                      46,971
                          -------  ----------     -------      --------    ----------
Income before
 extraordinary item and
 equity in net earnings
 of subsidiaries........               37,947       1,988                      39,935
Extraordinary item,
 net....................               21,337                                  21,337
                          -------  ----------     -------      --------    ----------
Income before equity in
 net earnings of
 subsidiaries...........               16,610       1,988      $(18,598)
Equity in net earnings
 of subsidiaries........  $18,598                                              18,598
                          -------  ----------     -------      --------    ----------
Net income..............  $18,598  $   16,610     $ 1,988      $(18,598)   $   18,598
                          =======  ==========     =======      ========    ==========

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                      For the Year Ended December 31, 1999

                                                        Non-
                                        Guarantor    Guarantor                Consolidated
                              URI      Subsidiaries Subsidiaries Eliminations    Total
                          -----------  ------------ ------------ ------------ ------------
                                                  (In thousands)
Net cash provided by
(used in) operating ac-
tivities................  $  (209,362)  $ 514,959     $119,585                $   425,182
Cash Flows From Invest-
 ing Activities:
  Purchase of rental
   equipment............                 (639,140)     (78,972)                  (718,112)
  Purchase of property
   and equipment........                  (95,000)     (14,468)                  (109,468)
  Proceeds from sales of
   rental equipment.....                  220,719       14,959                    235,678
  Proceeds from sale of
   businesses...........                    3,394        3,127                      6,521
  Payment of contingent
   purchase price.......                   (6,652)      (1,564)                    (8,216)
  Purchase of other com-
   panies...............     (915,937)                 (70,853)                  (986,790)
                          -----------   ---------     --------    ----------  -----------
    Net cash used in in-
     vesting activi-
     ties...............     (915,937)   (516,679)    (147,771)                (1,580,387)
Cash Flows from Financ-
 ing Activities:
  Dividend distribution
   to Parent............      (19,500)                                            (19,500)
  Proceeds from debt....    2,625,843      26,524       31,249                  2,683,616
  Repayment of debt.....   (2,074,808)    (20,958)      (1,884)                (2,097,650)
  Proceeds from sale-
   leaseback............       88,000                                              88,000
  Payment of debt fi-
   nancing costs........      (18,995)                    (448)                   (19,443)
  Capital contribution
   by parent............      522,985                                             522,985
                          -----------   ---------     --------    ----------  -----------
    Net cash provided by
     financing
     activities.........    1,123,525       5,566       28,917                  1,158,008
  Effect of foreign ex-
   change rates.........                                   598                        598
                          -----------   ---------     --------    ----------  -----------
Net increase (decrease)
 in cash and cash
 equivalents............       (1,774)      3,846        1,329                      3,401
Cash and cash equiva-
 lents at beginning of
 period.................        1,774      16,257        2,379                     20,410
                          -----------   ---------     --------    ----------  -----------
Cash and cash equiva-
 lents at end of
 period.................  $             $  20,103     $  3,708                $    23,811
                          ===========   =========     ========    ==========  ===========
Supplemental disclosure
 of cash flow
 information:
Cash paid for interest..  $   118,228   $   1,194     $  4,863                $   124,285
Cash paid for income
 taxes..................                $  16,372     $  1,137                $    17,509
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 1,371,807                 $ 96,760                $ 1,468,567
 Liabilities assumed....     (448,685)                 (23,697)                  (472,382)
 Less:
 Amounts paid in common
  stock and warrants of
  Parent................
 Amounts paid through
  issuance of debt......       (7,185)                  (2,210)                    (9,395)
                          -----------   ---------     --------    ----------  -----------
 Net cash
  paid.....               $   915,937                 $ 70,853                $   986,790
                          ===========   =========     ========    ==========  ===========

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                      For the Year Ended December 31, 1998

                                                       Non-
                                       Guarantor    Guarantor                Consolidated
                             URI      Subsidiaries Subsidiaries Eliminations    Total
                          ----------  ------------ ------------ ------------ ------------
                                                  (In thousands)
Net cash provided by
(used in) operating ac-
tivities................  $ (457,413)  $ 659,246     $  8,773                 $  210,606
Cash Flows From Invest-
 ing Activities:
  Purchase of rental
   equipment............                (465,634)     (13,900)                  (479,534)
  Purchase of property
   and equipment........                 (68,593)      (1,050)                   (69,643)
  Proceeds from sales of
   rental equipment.....                 114,731        4,889                    119,620
  Proceeds from sale of
   businesses...........                  10,640                                  10,640
  Payment of contingent
   purchase price.......                  (2,800)      (1,156)                    (3,956)
  Purchase of other com-
   panies...............    (899,327)    (12,510)                               (911,837)
                          ----------   ---------     --------    ----------   ----------
    Net cash used in in-
     vesting activi-
     ties...............    (899,327)   (424,166)     (11,217)                (1,334,710)
Cash Flows from Financ-
 ing Activities:
  Dividend distribution
   to Parent............      (4,658)                                             (4,658)
  Proceeds from debt....   2,325,586      10,187       27,864                  2,363,637
  Repayment of debt.....  (1,532,222)   (230,685)     (22,760)                (1,785,667)
  Proceeds from sale-
   leaseback............      35,000                                              35,000
  Payment of debt fi-
   nancing costs........     (24,982)                                            (24,982)
  Capital contribution
   by parent............     492,590                                             492,590
  Distribution to stock-
   holders..............                  (3,536)                                 (3,536)
                          ----------   ---------     --------    ----------   ----------
    Net cash provided by
     (used in) financing
     activities.........   1,291,314    (224,034)       5,104                  1,072,384
  Effect of foreign ex-
   change rates.........                                 (281)                      (281)
                          ----------   ---------     --------    ----------   ----------
Net increase (decrease)
 in cash and cash
 equivalents............     (65,426)     11,046        2,379                    (52,001)
Cash and cash equiva-
 lents at beginning of
 period.................      67,200       5,211                                  72,411
                          ----------   ---------     --------    ----------   ----------
Cash and cash equiva-
 lents at end of
 period.................  $    1,774   $  16,257     $  2,379                 $   20,410
                          ==========   =========     ========    ==========   ==========
Supplemental disclosure
 of cash flow
 information:
Cash paid for interest..  $   31,743   $  11,098     $    316                 $   43,157
Cash paid for income
 taxes..................               $   8,034     $  2,190                 $   10,224
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $1,488,957   $  12,510                              $1,501,467
 Liabilities assumed....    (518,861)                                           (518,861)
 Less:
 Amounts paid in common
  stock and warrants of
  Parent................     (60,304)                                            (60,304)
 Amounts paid through
  issuance of debt......     (10,465)                                            (10,465)
                          ----------   ---------     --------    ----------   ----------
 Net cash
  paid.....               $  899,327   $  12,510                              $  911,837
                          ==========   =========     ========    ==========   ==========

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
United Rentals, Inc.

    We have audited the consolidated financial statements of United Rentals, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 29, 2000, included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP

MetroPark, New Jersey
February 29, 2000

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              UNITED RENTALS, INC.

                            CONDENSED BALANCE SHEET

                                                               December 31
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                             (In thousands)
Assets
Prepaid expenses and other assets........................ $   31,554
Property and equipment, net..............................     28,383 $   14,974
Investment in and advances to subsidiaries...............  1,702,485  1,036,241
                                                          ---------- ----------
                                                          $1,762,422 $1,051,215
                                                          ========== ==========
Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable....................................... $   30,381 $   13,514
  Debt...................................................    300,000    300,000
  Accrued expenses and other liabilities.................     34,872     11,190
                                                          ---------- ----------
    Total liabilities....................................    365,253    324,704
Commitments and contingencies
Stockholders' equity:
  Preferred stock........................................          5
  Common stock...........................................        721        684
  Additional paid-in capital.............................  1,216,968    689,018
  Retained earnings......................................    179,475     36,809
                                                          ---------- ----------
    Total stockholders' equity...........................  1,397,169    726,511
                                                          ---------- ----------
                                                          $1,762,422 $1,051,215
                                                          ========== ==========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              UNITED RENTALS, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                                       Year Ended December 31
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                                                           (In thousands)
Selling, general and administrative expenses.......... $     8,267
Non-rental depreciation and amortization..............       4,926  $      561
                                                       -----------  ----------
Operating loss........................................     (13,193)       (561)
Interest expense......................................      19,500       7,854
Other (income) expense, net...........................       9,689
                                                       -----------  ----------
Loss before benefit for income taxes..................     (42,382)     (8,415)
Benefit for income taxes..............................      17,487       3,472
                                                       -----------  ----------
Net loss before equity in earnings of subsidiaries....     (24,895)     (4,943)
Equity in earnings of subsidiaries....................     167,561      18,404
                                                       -----------  ----------
Net income............................................ $   142,666     $13,461
                                                       ===========  ==========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              UNITED RENTALS, INC.

                        CONDENSED CASH FLOW INFORMATION

                                                              Year Ended
                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In thousands)
Net cash used in operating activities.................... $  (4,824) $  (4,157)
Cash Flows from Investing Activities:
  Purchase of property and equipment.....................   (14,181)   (15,535)
  Capital contributed to subsidiary......................  (522,985)  (492,590)
                                                          ---------  ---------
    Net cash used in investing activities................  (537,166)  (508,125)
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock and warrants,
   net of issuance costs.................................    64,701    207,005
  Proceeds from the issuance of preferred stock, net of
   issuance costs........................................   430,800
  Proceeds from debt.....................................              300,000
  Proceeds from the exercise of stock options............    26,989        619
  Proceeds from dividends from subsidiary................    19,500      4,658
                                                          ---------  ---------
    Net cash provided by financing activities............   541,990    512,282
                                                          ---------  ---------
  Net increase in cash and cash equivalents..............
  Cash and cash equivalents at beginning of period.......
                                                          ---------  ---------
    Cash and cash equivalents at end of period........... $          $
                                                          =========  =========



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

2. Debt

    See Note 11 to the Consolidated Financial Statements for information concerning debt.

3. Guarantee

    See Note 11 to the Consolidated Financial Statements for information concerning the guarantee.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              UNITED RENTALS, INC.
                                 (In thousands)

                                        Additions
                                    ------------------
                         Balance at Charged to                          Balance
                         Beginning  Costs and                           at End
      Description        of Period   Expenses   Other     Deductions   of Period
      -----------        ---------- ---------- -------    ----------   ---------
Year ended December 31,
 1999:
 Allowance for doubtful
  accounts..............  $41,201    $42,143   $23,568(a)  $56,176(c)   $50,736
 Reserve for inventory
  obsolescence and
  shrinkage.............    9,288      6,857    11,975(b)   11,338(d)    16,782
 Insurance reserves.....   20,553     49,223                47,026(e)    22,750
Year ended December 31,
 1998:
 Allowance for doubtful
  accounts..............   11,085     22,530    19,079(a)   11,493(c)    41,201
 Reserve for inventory
  obsolescence and
  shrinkage.............      620      3,254     6,068(b)      654(d)     9,288
 Insurance reserves.....   11,665     16,456                 7,568(e)    20,553
Year ended December 31,
 1997:
 Allowance for doubtful
  accounts..............    7,346      9,646     1,226(a)    7,133(c)    11,085
 Reserve for inventory
  obsolescence and
  shrinkage.............      245        375                                620
 Insurance reserves.....   14,002      5,756                 8,093(e)    11,665





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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item is incorporated by reference to the applicable information in the 2000 Proxy Statement, including the information set forth under the captions "Election of Directors" and "Compliance with
Section 11(A) of the Securities Exchange Act of 1934". The "2000 Proxy Statement" refers to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 29, 2000.

Item 11. Executive and Director Compensation

    The information required by this Item is incorporated by reference to the applicable information in the 2000 Proxy Statement, including the information set forth under the captions "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated by reference to the applicable information in the 2000 Proxy Statement, including the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the applicable information in the 2000 Proxy Statement, including the information set forth under the caption "Certain Transactions".

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) Consolidated Financial Statements:

   Report of Independent Auditors

   United Rentals, Inc. Consolidated Balance Sheets--December 31, 1999 and
    1998

   United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

   United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

   United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

   Notes to Consolidated Financial Statements

   Report of Independent Auditors

   United Rentals (North America), Inc. Consolidated Balance Sheets--
    December 31, 1999 and 1998

   United Rentals (North America), Inc. Consolidated Statements of
    Operations for the years ended December 31, 1999, 1998 and 1997


   United Rentals (North America), Inc. Consolidated Statements of
    Stockholder's Equity for the years ended December 31, 1999, 1998 and
    1997

   United Rentals (North America), Inc. Consolidated Statements of Cash
    Flows for the years ended December 31, 1999, 1998 and 1997

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

(a)(3) Exhibits

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  2(a)   Amended and Restated Agreement and Plan of Merger dated as of August
         31, 1998, among United Rentals, Inc., UR Acquisition Corporation and
         U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United
         Rentals, Inc. Registration Statement on Form S-4, Registration
         No. 333-63171)
  3(a)   Amended and Restated Certificate of Incorporation of United Rentals,
         Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the
         quarter ended June 30, 1998)
  3(b)   Certificate of Amendment to the United Rentals, Inc. Certificate of
         Incorporation dated September 29, 1998 (incorporated by reference to
         Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form
         S-3, No. 333-70151)
  3(c)   By-laws of United Rentals, Inc., in effect as of the date hereof
         (incorporated by reference to exhibit 3.2 of United Rentals, Inc.
         Report on Form 10-Q for the quarter ended June 30, 1998)
  3(d)   Form of Certificate of Designation for Series A Perpetual Convertible
         Preferred Stock (incorporated by reference to Exhibit 4(k) to the
         United Rentals, Inc. Registration Statement on Form S-3, No. 333-
         64463) together with a certificate of amendment thereto (incorporated by reference to exhibit A of the United Rentals, Inc. Proxy Statement dated July 22, 1999)
  3(e)   Form of Certificate of Designation for Series B Perpetual Convertible
         Preferred Stock (incorporated by reference to exhibit B of the United
         Rentals, Inc. Proxy Statement on Schedule 14A dated July 22, 1999)
  3(f)   Amended and Restated Certificate of Incorporation of United Rentals
         (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America),
         Inc. Report on Form 10-Q for the quarter ended June 30, 1998)
  3(g)   By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United
         Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)
  4(a)   Form of certificate representing United Rentals, Inc. Common Stock
         (incorporated by reference to Exhibit 4 of United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-39117)
  4(b)   Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration
         Statement on Form S-1, Registration No. 333-64463)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  4(c)   Amended and Restated Trust Agreement dated August 5, 1998 among United
         Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of
         New York (Delaware), as Delaware Trustee, and the Administrative
         Trustees named therein (incorporated by reference to Exhibit 10(ii) of
         United Rentals, Inc. Registration Statement on Form S-4, Registration
         No. 333-63171)
  4(d)   Indenture dated August 5, 1998 by and between United Rentals, Inc. and
         The Bank of New York, as Trustee (incorporated by reference to Exhibit
         10(hh) of United Rentals, Inc. Registration Statement on Form S-4,
         Registration No. 333-63171)
  4(e)   Guarantee Agreement dated August 5, 1998 between United Rentals, Inc.
         and The Bank of New York (incorporated by reference to Exhibit 10(jj)
         of United Rentals, Inc. Registration Statement on Form S-4,
         Registration No. 333-63171)
  4(f)   Form of Certificate representing 6 1/2% Convertible Quarterly Income
         Preferred Securities (incorporated by reference to Exhibit 4(e) of the
         United Rentals, Inc. Registration Statement on Form S-1, Registration
         No. 333-64463)
  4(g)   Form of Certificate representing 6 1/2% Convertible Subordinated
         Debentures (incorporated by reference to Exhibit 4(f) of the United
         Rentals, Inc. Registration Statement on Form S-1, Registration No.
         333-64463)
 4(h)    Indenture dated May 22, 1998, among United Rentals (North America),
         Inc., the Guarantors named therein and State Street Bank and Trust
         Company, as trustee (incorporated by reference to Exhibit 4(a) of the
         Registration Statement on Form S-4 filed by United Rentals (North
         America), Inc., Registration No. 333-60467)
 4(i)    Notes Registration Rights Agreement dated as of May 22, 1998, among
         United Rentals (North America), Inc., the subsidiaries of United
         Rentals (North America), Inc. named therein, Merrill Lynch & Co. and the other initial purchasers named therein (incorporated by reference to Exhibit 4(b) of the Registration Statement on Form S-4 filed by
         United Rentals (North America), Inc., Registration No. 333-60467)
 4(j)    Registration Rights Agreement dated August 5, 1998 between United
         Rentals (North America), Inc., United Rentals, Inc., United Rentals
         Trust I, Goldman, Sachs & Co. and the other purchasers named therein
         (incorporated by reference to Exhibit 10(kk) of United Rentals, Inc.
         Registration Statement on Form S-4, Registration No. 333-63171)
 4(k)    Indenture dated August 12, 1998, among United Rentals (North America),
         Inc., the Guarantors named therein and State Street Bank and Trust
         Company, as trustee (incorporated by reference to Exhibit 10(bb) of
         United Rentals, Inc. Registration Statement on Form S-4, Registration
         No. 333-63171)
 4(l)    Notes Registration Rights Agreement dated as of August 12, 1998, among
         United Rentals (North America), Inc., the subsidiaries of United
         Rentals, Inc. named therein, and Merrill Lynch & Co. (incorporated by reference to Exhibit 10(cc) of United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)
 4(m)    Form of Registration Rights Agreement with certain affiliates of U.S.
         Rentals (incorporated by reference to Exhibit 10(gg) of United
         Rentals, Inc. Registration Statement on Form S-4, Registration No.
         333-63171)
 4(n)    Indenture dated December 15, 1998, among United Rentals (North
         America), Inc., the Guarantors named therein and State Street Bank and
         Trust Company, as trustee (incorporated by reference to Exhibit 4(a)
         to the United Rentals (North America), Inc. Registration Statement on
         Form S-3, No. 333-74275)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 4(o)    Notes Registration Rights Agreement dated as of December 15, 1998 among United Rentals (North America), Inc., the subsidiaries of United
         Rentals (North America), Inc. named therein, and Goldman, Sachs & Co.
         (incorporated by reference to Exhibit 4(b) to the United Rentals
         (North America), Inc. Registration Statement on Form S-3, No. 333-
         74275)
 4(p)    Registration Rights Agreement relating to Series A Perpetual
         Convertible Preferred Stock, dated as of December 21, 1998 among
         United Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV,
         L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to exhibit 4(p) of the United Rentals, Inc. Annual Report on Form 10-K
         for the Year Ended December 31, 1998)
 4(q)    Indenture dated March 23, 1999 among United Rentals (North America),
         Inc., the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to exhibit 4(q) of the United
         Rentals, Inc. Annual Report on Form 10-K for the Year Ended December
         31, 1998)
 4(r)    Notes Registration Rights Agreement dated as of March 23, 1999 among
         United Rentals (North America), Inc., the subsidiaries of United
         Rentals (North America), Inc. named therein, and the initial purchasers named therein (incorporated by reference to exhibit 4(r) of the United Rentals, Inc. Annual Report on Form 10-K for the Year Ended
         December 31, 1998)
 10(a)   The following agreements (i) Second Amended and Restated Credit
         Agreement dated as of March 30, 1998, between United Rentals (North
         America), Inc., various financial institutions, Bank of America
         Canada, as Canadian agent, and Bank of America National Trust and
         Savings Association, as U.S. agent (incorporated by reference to
         Exhibit 10.1 to United Rentals, Inc. Report on Form 10-Q for the
         quarterly period ended March 31, 1998), (ii) Third Amended and
         Restated Credit Agreement dated as of May 12, 1998, between United
         Rentals (North America), Inc., various financial institutions, Bank of
         America Canada, as Canadian agent, and Bank of America National Trust and Savings Association, as U.S. agent (incorporated by reference to
         Exhibit 10(a)(ii) to the Registration Statement on Form S-4 filed by
         United Rentals (North America), Inc., Registration No. 333-60467) and
         (iii) First Amendment to Third Amended and Restated Credit Agreement
         dated as of July 10, 1998 (incorporated by reference to Exhibit
         10(a)(iii) to the Registration Statement on Form S-4 filed by United
         Rentals (North America), Inc., Registration No. 333-60467)
 10(b)   Credit Agreement dated as of September 29, 1998, between United
         Rentals (North America), Inc., various financial institutions, Bank of
         America Canada, as Canadian agent, and Bank of America National Trust, as U.S. Agent (incorporated by reference to exhibit 10.2 of United
         Rentals, Inc. Report on From 10-Q for the quarter ended September 30,
         1998).
 10(c)   Term Loan Agreement dated as of July 10, 1998 among United Rentals
         (North America), Inc., various financial institutions and Bank of
         America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10(dd) of the Registration Statement on Form
         S-4 filed by United Rentals (North America), Inc., Registration No.
         333-60467)
 10(d)   First Amendment to the Term Loan Agreement dated as of September 29,
         1998 among United Rentals (North America), Inc., various financial institutions and Bank of America National Trust and Savings
         Association, as Agent (incorporated by reference to exhibit 10.3 of
         United Rentals, Inc. Report on From 10-Q for the quarter ended
         September 30, 1998).
 10(e)   Term Loan Agreement dated as of July 15, 1999 among United Rentals,
         Inc., United Rentals (North America), Inc., various financial institutions, Goldman Sachs Credit Partners L.P., as Syndication Agent
         and Bank of America National Trust and Savings Association, as
         Administrative Agent (incorporated by reference to exhibit 10(d) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(f)   First Amendment dated as of August 12, 1999, to Term Loan Agreement dated as of July 15, 1999 among United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions, Goldman Sachs
         Credit Partners L.P., as syndication Agent and Bank of America
         National Trust and Savings Association, as administrative Agent
         (incorporated by reference to exhibit 10(e) of the United Rentals,
         Inc. Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999)
 10(g)   Second Amendment dated as of July 14, 1999, to Term Loan Agreement dated as of July 10, 1998 among United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions and Bank of
         America National Trust and Savings Association, as Agent (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1999)
 10(h)   Second Amendment dated as of July 14, 1999, to Credit Agreement dated as of September 29, 1998, between United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions, Bank of America
         Canada, as Canadian agent, and Bank of America National Trust and
         Savings Association, as U.S. Agent (incorporated by reference to exhibit 10(g) of the United Rentals, Inc. Quarterly Report on Form 10-
         Q for the quarter ended June 30, 1999)
 10(i)*  Third Amendment dated as of December 15, 1999, to Credit Agreement dated as of September 29, 1998, between United Rentals, Inc., United
         Rentals (North America), Inc., various financial institutions, Bank of
         America Canada, as Canadian agent, and Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association), as
         U.S. Agent
 10(j)   Form of Warrant Agreement (incorporated by reference to exhibit 10(c)
         of United Rentals, Inc. Registration Statement on Form S-1,
         Registration No. 333-39117)(1)++
 10(k)   Form of Indemnification Agreement for Officers and Directors
         (incorporated by reference to exhibit 10(f) of United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-39117)++
 10(l)   1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of
         United Rentals, Inc. Registration Statement on Form S-1, Registration
         No. 333-39117)++
 10(m)   1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)++
 10(n)   1998 Supplemental Stock Option Plan of United Rentals, Inc.
         (incorporated by reference to Exhibit 4.6 to the United Rentals, Inc.
         Registration Statement on Form S-8, No. 333-70345)
 10(o)   Employment Agreement with Bradley S. Jacobs, dated as of September 19,
         1997 (incorporated by reference to exhibit 10(g) of United Rentals,
         Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(p)*  Amendment No. 1 to Employment Agreement with Bradley S. Jacobs, dated as of December 24, 1999++
 10(q)   Employment Agreement with John N. Milne, dated as of September 19,
         1997 (incorporated by reference to exhibit 10(h) of United Rentals,
         Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(r)*  Amendment No. 1 to Employment Agreement with John N. Milne, dated as of December 24, 1999++
 10(s)   Employment Agreement with Michael J. Nolan, dated as of October 14,
         1997 (incorporated by reference to exhibit 10(i) of United Rentals,
         Inc. Registration Statement on Form S-1, Registration No. 333-39117)++

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(t)*  Amendment No. 1 to Employment Agreement with Michael J. Nolan, dated as of December 24, 1999++
 10(u)   Employment Agreement with Robert P. Miner, dated as of October 10,
         1997 (incorporated by reference to exhibit 10(j) of United Rentals,
         Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(v)*  Amendment No. 1 to Employment Agreement with Robert Miner, dated as of
         December 24, 1999++
 10(w)   Subscription Agreement dated November 14, 1997, from Wayland R. Hicks
         (Incorporated by reference to exhibit 10(r) of United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-39117)++
 10(x)   Agreement dated November 14, 1997, with Wayland R. Hicks (incorporated by reference to exhibit 10(s) of United Rentals, Inc., Registration
         Statement on Form S-1, Registration No. 333-39117)++
 10(y)*  Amendment No. 1 to Employment Agreement with Wayland R. Hicks, dated as of December 24, 1999++
 10(z)   Form of Employment Agreement with William Berry (incorporated by reference to Exhibit 10(ee) of United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)++
 10(aa)  Form of Employment Agreement with John McKinney (incorporated by reference to Exhibit 10(ff) of United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)++
 10(bb)  Form of Private Placement Purchase Agreement entered into by certain officers in connection with purchasing shares and warrants from United
         Rentals, Inc., together with the form of Amendment No. 1 thereto (the
         Private Placement Purchase Agreement is incorporated by reference to exhibit 10(d) of United Rentals, Inc. Registration Statement on Form
         S-1, Registration No. 333-39117; and Amendment No. 1 is incorporated by reference to Exhibit 10.2 to United Rentals, Inc. Report on Form
         10-Q for the quarterly period ended March 31, 1998)(2)++
 10(cc)  Form of Subscription Agreement for September 1997 Private Placement
         (incorporated by reference to exhibit 10(e) of United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-39117)(3)
 10(dd)  Form of U.S. Purchase Agreement for the public offering completed by
         United Rentals, Inc. on March 11, 1998 (incorporated by reference to
         Exhibit 1(a) to United Rentals, Inc. Registration Statement on Form S-
         1, Registration No. 333-45605)
 10(ee)  Form of International Repurchase Agreement for the public offering completed by United Rentals, Inc. on March 11, 1998 (incorporated by reference to Exhibit 1(b) to United Rentals, Inc. Registration
         Statement on Form S-1, Registration No. 333-45605)
 10(ff)  Form of U.S. Purchase Agreement for United Rentals, Inc. initial public offering (incorporated by reference to Exhibit 1(a) to United
         Rentals, Inc. Registration Statement on Form S-1, Registration No.
         333-39117)
 10(gg)  Form of International Purchase Agreement for United Rentals, Inc.
         initial public offering (incorporated by reference to Exhibit 1(b) to
         United Rentals, Inc. Registration Statement on Form S-1, Registration
         No. 333-39117)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(hh)  Purchase Agreement dated July 30, 1998 relating to the initial sale by
         United Rentals Trust I of $300 million aggregate principal amount of 6
         1/2% Convertible Quarterly Income Preferred Securities convertible into common stock of United Rentals, Inc. (incorporated by reference to Exhibit 10(hh) of Amendment No. 1 to the Registration Statement on
         Form S-4 filed by United Rentals (North America), Inc., Registration
         No. 333-60467)
 10(ii)  Preferred Stock Purchase Agreement dated December 21, 1998 between
         United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo
         Overseas Partners IV, L.P. (incorporated by reference to exhibit 10(y)
         of the United Rentals, Inc. Annual Report on Form 10-K for the Year
         Ended December 31, 1998)
 10(jj)  Form of U.S. Underwriting Agreement for the public offering completed on March 9, 1999 (incorporated by reference to Exhibit 1(a) to the
         United Rentals, Inc. Registration Statement on Form S-3, No. 333-
         71775)
 10(kk)  Purchase Agreement dated May 19, 1998 relating to the initial sale by
         United Rentals (North America), Inc. of $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008
         (incorporated by reference to Exhibit 10(bb) of the Registration
         Statement on Form S-4 filed by United Rentals (North America), Inc.,
         Registration No. 333-60467)
 10(ll)  Purchase Agreement dated August 7, 1998 relating to the initial sale by United Rentals (North America), Inc. of $205 million aggregate principal amount of 8.80% Senior Subordinated Notes due 2008
         (incorporated by reference to Exhibit 10(mm) of Amendment No. 1 to the
         Registration Statement on Form S-4 filed by United Rentals (North
         America), Inc., Registration No. 333-60467)
 10(mm)  Purchase Agreement dated December 8, 1998 relating to the initial sale by United Rentals (North America), Inc. of $300 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2009
         (incorporated by reference to exhibit 10(cc) of the United Rentals,
         Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998)
 10(nn)  Purchase Agreement dated March 16, 1999 relating to the initial sale by United Rentals (North America), Inc. of $250 million aggregate principal amount of 9% Senior Subordinated Notes due 2009
         (incorporated by reference to exhibit 10(dd) of the United Rentals,
         Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998)
 10(oo)  Purchase Agreement, dated as of January 22, 1998, with United Rentals of Canada, Inc., Access Rentals, Inc., Reinhart Leasing, LLC and the
         Stockholders of Access Rentals, Inc., (incorporated by reference to
         Exhibit 10(t) to United Rentals, Inc. Registration Statement on Form
         S-1, Registration No. 333-45605)+
 10(pp)  Stock Purchase Agreement, dated as of January 22, 1998, with United
         Rentals of Canada, Inc. and BNR Equipment Limited and Affiliates
         (incorporated by reference to Exhibit 10(v) to United Rentals, Inc.
         Registration Statement on Form S-1, Registration No. 333-45605)+
 10(qq)  Stock Purchase Agreement, dated as of June 9, 1998, with the shareholders of Power Rental Co., Inc. (incorporated by reference to
         Exhibit 10 to United Rentals, Inc. Report on Form 8-K dated June 18,
         1998)+
 10(rr)  Agreement among United Rentals (North America), Inc., United Rentals of New Jersey, Inc., HR Merger Corp., SMSV Acquisition Corp.,
         Equipment Supply Company, Inc., High Reach Co., Inc., Space Maker of
         Va., Inc. and the Stockholders of Rylan, Inc., High Reach Co., Inc.
         and Space Maker Systems of Va., Inc., dated as of June 30, 1998
         (incorporated by reference to Exhibit 10(cc) of the Registration
         Statement on Form S-4 filed by United Rentals (North America), Inc.,
         Registration No. 333-60467)+

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(ss)  Share Purchase Agreement dated July 30, 1998 among United Rentals
         (North America), Inc. and the parties listed therein for all of the outstanding shares of McClinch Equipment Services, Inc. (incorporated by reference to Exhibit 10(ll) of United Rentals, Inc. Registration
         Statement on Form S-4, Registration No. 333-63171)
 10(tt)  Share Purchase Agreement dated July 30, 1998 among United Rentals
         (North America), Inc. and the parties listed therein for all of the outstanding shares of McClinch, Inc. (incorporated by reference to
         Exhibit 10(dd) of United Rentals, Inc. Registration Statement on Form
         S-4, Registration No. 333-63171)
 10(uu)  Preferred Stock Purchase Agreement, Series B Perpetual Convertible
         Preferred Stock, dated June 28, 1999, among United Rentals, Inc.,
         Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.,
         together with an Amendment dated as of July 16, 1999 (incorporated by reference to exhibit B of the United Rentals, Inc. Proxy Statement dated July 22, 1999)
 10(vv)  Preferred Stock Purchase Agreement, Series B Perpetual Convertible
         Preferred Stock dated July 16, 1999 between United Rentals, Inc. and
         Chase Equity Associates, L.P. including Form of Registration Rights
         Agreement (incorporated by reference to exhibit 10(c) of the United
         Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June
         30, 1999)
 21*     Subsidiaries of United Rentals, Inc.
 23*     Consent of Ernst & Young LLP
 27*     Financial Data Schedule
 27.1*   Financial Data Schedule

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

(b) Reports on Form 8-K: none

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED RENTALS, INC.

Date: March 29, 2000                               /s/ Michael J. Nolan
                                         By: __________________________________
                                            Michael J. Nolan
                                            Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signatures                         Title                Date

    /s/   Bradley S. Jacobs             Chairman of the         March 29, 2000
-------------------------------------    Board of Directors
          Bradley S. Jacobs              and Chief Executive
                                         Officer (Principal
                                         Executive Officer)

    /s/   Wayland R. Hicks              Director                March 29, 2000
-------------------------------------
          Wayland R. Hicks

    /s/     John N. Milne               Director                March 29, 2000
-------------------------------------
            John N. Milne

    /s/   William F. Berry              Director                March 29, 2000
-------------------------------------
          William F. Berry

    /s/   John S. McKinney              Director                March 29, 2000
-------------------------------------
          John S. McKinney

                                        Director
-------------------------------------
            Leon D. Black

                                        Director
-------------------------------------
         Richard D. Colburn

                                        Director                March 29, 2000
    /s/    Ronald M. DeFeo
-------------------------------------
           Ronald M. DeFeo

    /s/   Michael S. Gross              Director                March 29, 2000
-------------------------------------
          Michael S. Gross


             Signatures                         Title                Date

    /s/  Richard J. Heckmann            Director                March 29, 2000
-------------------------------------
         Richard J. Heckmann

    /s/   Gerald Tsai, Jr.              Director                March 29, 2000
-------------------------------------
          Gerald Tsai, Jr.

    /s/  Christian M. Weyer             Director                March 29, 2000
-------------------------------------
         Christian M. Weyer

    /s/   Michael J. Nolan              Chief Financial         March 29, 2000
-------------------------------------    Officer (Principal
          Michael J. Nolan               Financial Officer)

    /s/  Peter R. Borzilleri            Vice President,         March 29, 2000
-------------------------------------    Corporate
         Peter R. Borzilleri             Controller
                                         (Principal
                                         Accounting Officer)


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED RENTALS (NORTH AMERICA), INC.

Date: March 29, 2000                               /s/ Michael J. Nolan
                                        By: ___________________________________
                                           Michael J. Nolan
                                           Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signatures                      Title                 Date

    /s/  Bradley S. Jacobs            Chairman of the         March 29, 2000
------------------------------------   Board of Directors
         Bradley S. Jacobs             and Chief
                                       Executive Officer
                                       (Principal
                                       Executive Officer)

    /s/   Wayland R. Hicks            Director                March 29, 2000
------------------------------------
          Wayland R. Hicks

    /s/    John N. Milne              Director                March 29, 2000
------------------------------------
           John N. Milne

    /s/   William F. Berry            Director                March 29, 2000
------------------------------------
          William F. Berry

    /s/   John S. McKinney            Director                March 29, 2000
------------------------------------
          John S. McKinney

                                      Director
------------------------------------
           Leon D. Black

                                      Director
------------------------------------
         Richard D. Colburn

    /s/   Ronald M. DeFeo             Director                March 29, 2000
------------------------------------
          Ronald M. DeFeo

    /s/   Michael S. Gross            Director                March 29, 2000
------------------------------------
          Michael S. Gross


             Signatures                      Title                 Date

    /s/ Richard J. Heckmann           Director                March 29, 2000
------------------------------------
        Richard J. Heckmann

    /s/    David C. Katz              Director                March 29, 2000
------------------------------------
           David C. Katz

    /s/   Gerald Tsai, Jr.            Director                March 29, 2000
------------------------------------
          Gerald Tsai, Jr.

    /s/  Christian M. Weyer           Director                March 29, 2000
------------------------------------
         Christian M. Weyer

    /s/   Michael J. Nolan            Chief Financial         March 29, 2000
------------------------------------   Officer (Principal
          Michael J. Nolan             Financial Officer)

    /s/ Peter R. Borzilleri           Vice President,         March 29, 2000
------------------------------------   Corporate
        Peter R. Borzilleri            Controller
                                       (Principal
                                       Accounting
                                       Officer)