Form 10-Q
period 2000-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2000-05-15
CIK 1067701, 1047166

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

    For the quarterly period ended March 31, 2000

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
         (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                 Identification Nos.)
          Five Greenwich Office Park,
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

                                X  Yes       No

  As of April 27, 2000, there were 72,065,712 shares of the United Rentals, Inc. common stock, $.01 par value outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     INDEX

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1  Unaudited Consolidated Financial Statements
         United Rentals, Inc. Consolidated Balance Sheets as of March 31,
          2000 and
          December 31, 1999 (unaudited)...................................    4
         United Rentals, Inc. Consolidated Statements of Operations for
          the Three Months Ended March 31, 2000 and 1999 (unaudited)......    5
         United Rentals, Inc. Consolidated Statement of Stockholders'
          Equity for the Three Months Ended March 31, 2000 (unaudited)....    6
         United Rentals, Inc. Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 2000 and 1999 (unaudited)......    7
         United Rentals (North America), Inc. Consolidated Balance Sheets
          as of March 31, 2000
          and December 31, 1999 (unaudited)...............................    8
         United Rentals (North America), Inc. Consolidated Statements of
          Operations for the
          Three Months Ended March 31, 2000 and 1999 (unaudited)..........    9
         United Rentals (North America), Inc. Consolidated Statement of
          Stockholder's Equity for the Three Months Ended March 31, 2000
          (unaudited).....................................................   10
         United Rentals (North America), Inc. Consolidated Statements of
          Cash Flows for the
          Three Months Ended March 31, 2000 and 1999 (unaudited)..........   11
         Notes to Unaudited Consolidated Financial Statements.............   12
         Management's Discussion and Analysis of Financial Condition and
 Item 2   Results of Operations...........................................   20
 Item 3  Quantitative and Qualitative Disclosures about Market Risk.......   26
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings................................................   26
 Item 2  Changes in Securities and Use of Proceeds........................   26
 Item 6  Exhibits and Reports on Form 8-K.................................   27
         Signatures.......................................................   28

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

                                UNITED RENTALS

  United Rentals is North America's largest equipment rental company with 722 locations in 45 states, six Canadian provinces and Mexico. We offer for rent more than 600 different types of equipment to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. During the past year, we completed more than 6.4 million rental transactions and served over 1.1 million customers.

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

  In addition to renting equipment, we sell used rental equipment, act as a dealer for a variety of new equipment, and sell related merchandise, parts and service.

  We began operations in October 1997 and have grown through a combination of internal same store growth, acquisitions and the opening of new rental locations. In September 1998, we merged with U.S. Rentals, Inc. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

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

  Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology system enables each branch to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to: (1) market the equipment within a cluster through multiple branches, (2) cross-market the equipment specialties of different branches within each cluster, and (3) reduce costs by centralizing common functions such as payroll, accounts payable and credit and collection into 33 credit offices and four service centers. In 1999, approximately 9.4% of our rental revenues, or $150 million, was attributable to equipment sharing among branches.

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

  National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America and a single point of contact for all their equipment needs. We also help them improve productivity by providing them with customized reports regarding their equipment usage. Our National Account team currently includes 41 professionals. Revenues from National Account customers increased by approximately 300% in 1999, to $89 million. Our target is to reach $175 million in 2000.

  Information Technology System. Our information technology system facilitates rapid and informed decision making and enables us to respond quickly to changing market conditions. The system provides management with a wide range of operating and financial data and enables branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. An in-house group of approximately 95 information technology specialists supports the system and extends it to new locations. The system includes software developed by our Wynne Systems(TM) subsidiary, which is the leading provider of proprietary software for use by equipment rental companies in managing and operating multiple branch locations.

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

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              March 31,        December 31,
                                                2000               1999
                                           ----------------  ------------------
                                           (In thousands, except share data)
ASSETS
Cash and cash equivalents................. $         34,902   $         23,811
Accounts receivable, net of allowance for
 doubtful accounts of $53,042 in 2000 and
 $50,736 in 1999..........................          403,050            434,985
Inventory.................................          145,797            129,473
Prepaid expenses and other assets.........          100,499             81,457
Rental equipment, net.....................        1,734,636          1,659,733
Property and equipment, net...............          331,796            304,907
Intangible assets, net of accumulated
 amortization of $63,840 in 2000 and
 $51,231 in 1999..........................        2,013,802          1,863,372
                                           ----------------   ----------------
                                           $      4,764,482   $      4,497,738
                                           ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable........................ $        313,200   $        242,946
  Debt....................................        2,489,746          2,266,148
  Deferred taxes..........................           81,851             81,229
  Accrued expenses and other liabilities..          165,402            209,929
                                           ----------------   ----------------
    Total liabilities.....................        3,050,199          2,800,252
Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust.......................          300,000            300,000
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized:
   Series A perpetual convertible
    preferred stock--$300,000 liquidation
    preference, 300,000 shares issued and
    outstanding...........................                3                  3
   Series B perpetual convertible
    preferred stock--$150,000 liquidation
    preference, 150,000 shares issued and
    outstanding...........................                2                  2
  Common stock--$.01 par value,
   500,000,000 shares authorized,
   72,062,743 shares issued and
   outstanding in 2000 and 72,051,095 in
   1999...................................              721                721
  Additional paid-in capital..............        1,217,124          1,216,968
  Retained earnings.......................          196,886            179,475
  Accumulated other comprehensive income..             (453)               317
                                           ----------------   ----------------
    Total stockholders' equity............        1,414,283          1,397,486
                                           ----------------   ----------------
                                           $      4,764,482   $      4,497,738
                                           ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (In thousands,
                                                           except per share
                                                                 data)
Revenues:
 Equipment rentals......................................  $ 400,098  $ 288,385
 Sales of rental equipment..............................     70,332     35,943
 Sales of equipment and merchandise and other revenues..    108,532     67,981
                                                          ---------  ---------
Total revenues..........................................    578,962    392,309
Cost of revenues:
 Cost of equipment rentals, excluding depreciation......    174,300    125,819
 Depreciation of rental equipment.......................     73,503     59,113
 Cost of rental equipment sales.........................     41,086     20,842
 Cost of equipment and merchandise sales and other
  operating costs.......................................     84,089     52,544
                                                          ---------  ---------
Total cost of revenues..................................    372,978    258,318
                                                          ---------  ---------
Gross profit............................................    205,984    133,991
Selling, general and administrative expenses............    101,850     65,260
Non-rental depreciation and amortization................     20,018     12,170
                                                          ---------  ---------
Operating income........................................     84,116     56,561
Interest expense........................................     49,683     24,373
Preferred dividends of a subsidiary trust...............      4,875      4,875
Other (income) expense, net.............................       (204)      (206)
                                                          ---------  ---------
Income before provision for income taxes................     29,762     27,519
Provision for income taxes..............................     12,351     11,294
                                                          ---------  ---------
Net income..............................................  $  17,411  $  16,225
                                                          =========  =========
Basic earnings per share................................  $    0.24  $    0.24
                                                          =========  =========
Diluted earnings per share..............................  $    0.19  $    0.18
                                                          =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                        Series A         Series B
                       Perpetual        Perpetual
                      Convertible      Convertible
                    Preferred Stock  Preferred Stock    Common Stock
                    ---------------  ---------------  -----------------
                                                                                                           Accumulated
                                                                        Additional                            Other
                     Number           Number            Number           Paid-in   Retained Comprehensive Comprehensive
                    of Shares Amount of Shares Amount of Shares  Amount  Capital   Earnings    Income        Income
                    --------- ------ --------- ------ ---------- ------ ---------- -------- ------------- -------------
                                                   (In thousands, except share amounts)
Balance, December
 31, 1999.........   300,000   $3     150,000   $ 2   72,051,095  $721  $1,216,968 $179,475                   $ 317
Comprehensive
 income:
 Net income.......                                                                   17,411    $17,411
 Other
  comprehensive
  income:
 Foreign currency
  translation
  adjustments.....                                                                                (770)        (770)
                                                                                               -------
Comprehensive
 income...........                                                                             $16,641
                                                                                               =======
Issuance of common
 stock............                                         2,815                50
Exercise of common
 stock options....                                         8,833               106
                     -------   ---    -------   ---   ----------  ----  ---------- --------                   -----
Balance, March 31,
 2000.............   300,000    $3    150,000    $2   72,062,743  $721  $1,217,124 $196,886                   $(453)
                     =======   ===    =======   ===   ==========  ====  ========== ========                   =====



  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (In thousands)
Cash Flows From Operating Activities:
Net income..............................................  $  17,411  $  16,225
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization..........................     93,521     72,173
 Gain on sale of rental equipment.......................    (29,246)   (15,101)
 Deferred taxes.........................................      3,088      7,115
 Changes in operating assets and liabilities:
 Accounts receivable....................................     50,331    (15,025)
 Inventory..............................................    (10,787)   (21,930)
 Prepaid expenses and other assets......................    (16,942)   (15,463)
 Accounts payable.......................................     59,315     68,463
 Accrued expenses and other liabilities.................    (73,125)        14
                                                          ---------  ---------
     Net cash provided by operating activities..........     93,566     96,471
Cash Flows From Investing Activities:
Purchases of rental equipment...........................   (193,020)  (114,990)
Purchases of property and equipment.....................    (30,848)   (25,809)
Proceeds from sales of rental equipment.................     70,332     35,943
In-process acquisition costs............................     (1,926)      (585)
Payments of contingent purchase price...................     (6,403)      (661)
Purchases of other companies............................   (128,651)  (144,046)
                                                          ---------  ---------
     Net cash used in investing activities..............   (290,516)  (250,148)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance
 costs..................................................                65,198
Proceeds from issuance of series A perpetual convertible
 preferred stock, net of issuance costs.................               287,000
Proceeds from debt......................................    438,778    444,971
Payments of debt........................................   (241,976)  (548,784)
Proceeds from sale-leaseback............................     12,000
Payments of financing costs.............................        (86)    (4,250)
Proceeds from the exercise of common stock options......         95
                                                          ---------  ---------
     Net cash provided by financing activities..........    208,811    244,135
Effect of foreign exchange rates........................       (770)       (22)
                                                          ---------  ---------
Net increase in cash and cash equivalents...............     11,091     90,436
Cash and cash equivalents at beginning of period........     23,811     20,410
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $  34,902  $ 110,846
                                                          =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest..................................  $  55,154  $  28,523
Cash paid for income taxes..............................  $  37,401  $   2,942
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed certain
 liabilities of other companies as follows:
 Assets, net of cash acquired...........................  $ 192,580  $ 210,818
 Liabilities assumed....................................    (63,929)   (62,377)
 Less:
   Amounts paid through issuance of debt................                (4,395)
                                                          ---------  ---------
     Net cash paid......................................  $ 128,651  $ 144,046
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                            March 31, 2000    December 31, 1999
                                            ----------------  ------------------
                                            (In thousands, except share data)
ASSETS
Cash and cash equivalents.................  $         34,902   $         23,811
Accounts receivable, net of allowance for
 doubtful accounts of $53,042 in 2000 and
 $50,736 in 1999..........................           403,050            434,985
Inventory.................................           145,797            129,473
Prepaid expenses and other assets.........            55,163             37,125
Rental equipment, net.....................         1,734,636          1,659,733
Property and equipment, net...............           298,681            276,524
Intangible assets, net of accumulated am-
 ortization of $63,840 in 2000 and $51,231
 in 1999..................................         2,013,802          1,863,372
                                            ----------------   ----------------
                                            $      4,686,031   $      4,425,023
                                            ================   ================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable........................  $        247,507   $        212,565
  Debt....................................         2,489,746          2,266,148
  Deferred taxes..........................            81,851             81,229
  Accrued expenses and other liabilities..           157,944            171,807
                                            ----------------   ----------------
    Total liabilities.....................         2,977,048          2,731,749
Commitments and contingencies
Stockholder's equity:
  Common stock--$0.01 par value, 3,000
   shares authorized, 1,000 shares issued
   and outstanding........................
  Additional paid-in capital..............         1,507,475          1,507,330
  Retained earnings.......................           201,961            185,627
  Accumulated other comprehensive income..              (453)               317
                                            ----------------   ----------------
    Total stockholder's equity............         1,708,983          1,693,274
                                            ----------------   ----------------
                                            $      4,686,031         $4,425,023
                                            ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (In thousands)
Revenues:
  Equipment rentals...................................... $ 400,098  $ 288,385
  Sales of rental equipment..............................    70,332     35,943
  Sales of equipment and merchandise and other revenues..   108,532     67,981
                                                          ---------  ---------
Total revenues...........................................   578,962    392,309
Cost of revenues:
  Cost of equipment rentals, excluding depreciation......   174,300    125,819
  Depreciation of rental equipment.......................    73,503     59,113
  Cost of rental equipment sales.........................    41,086     20,842
  Cost of equipment and merchandise sales and other oper-
   ating costs...........................................    84,089     52,544
                                                          ---------  ---------
Total cost of revenues...................................   372,978    258,318
                                                          ---------  ---------
Gross profit.............................................   205,984    133,991
Selling, general and administrative expenses.............   101,850     65,260
Non-rental depreciation and amortization.................    18,317     11,646
                                                          ---------  ---------
Operating income.........................................    85,817     57,085
Interest expense.........................................    49,683     24,373
Other (income) expense, net..............................      (204)      (346)
                                                          ---------  ---------
Income before provision for income taxes.................    36,338     33,058
Provision for income taxes...............................    15,129     13,509
                                                          ---------  ---------
Net income...............................................  $ 21,209  $  19,549
                                                          =========  =========





  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                            Common Stock
                          ---------------- Additional                             Accumulated
                           Number           Paid-In   Retained  Comprehensive Other Comprehensive
                          of Shares Amount  Capital   Earnings     Income           Income
                          --------- ------ ---------- --------  ------------- -------------------
                                  (In thousands, except share data)
Balance, December 31,
 1999...................    1,000          $1,507,330 $185,627                       $ 317
Comprehensive income:
 Net income.............                                21,209     $21,209
 Other comprehensive
  income:
  Foreign currency
   translation
   adjustments..........                                              (770)           (770)
                                                                   -------
Comprehensive income....                                           $20,439
                                                                   =======
Contributed capital from
 parent.................                           95
Dividend distribution to
 parent.................                                (4,875)
                            -----    ---   ---------- --------                       -----
Balance, March 31,
 2000...................    1,000          $1,507,425 $201,961                       $(453)
                            =====    ===   ========== ========                       =====



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (In thousands)
Cash Flows From Operating Activities:
Net income..............................................  $  21,209  $  19,549
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization..........................     91,820     71,649
 Gain on sale of rental equipment.......................    (29,246)   (15,101)
 Deferred taxes.........................................      3,088      7,115
 Changes in operating assets and liabilities:
 Accounts receivable....................................     50,331    (15,025)
 Inventory..............................................    (10,787)   (21,930)
 Prepaid expenses and other assets......................    (17,892)    26,023
 Accounts payable.......................................     24,002     61,468
 Accrued expenses and other liabilities.................    (42,472)   (26,756)
                                                          ---------  ---------
   Net cash provided by operating activities............     90,053    106,992
Cash Flows From Investing Activities:
Purchases of rental equipment...........................   (193,020)  (114,990)
Purchases of property and equipment.....................    (24,386)   (23,177)
Proceeds from sales of rental equipment.................     70,332     35,943
Payments of contingent purchase price...................     (6,403)      (661)
Purchases of other companies............................   (128,651)  (144,046)
                                                          ---------  ---------
   Net cash used in investing activities................   (282,128)  (246,931)
Cash Flows From Financing Activities:
Proceeds from debt......................................    438,778    444,971
Payments of debt........................................   (241,976)  (548,784)
Proceeds from sale-leaseback............................     12,000
Payments of financing costs.............................        (86)    (4,250)
Capital contribution by parent..........................         95    352,198
Dividend distribution to parent.........................     (4,875)    (4,875)
                                                          ---------  ---------
   Net cash provided by financing activities............    203,936    239,260
Effect of foreign exchange rates........................       (770)       (22)
                                                          ---------  ---------
Net increase in cash and cash equivalents...............     11,091     99,299
Cash and cash equivalents at beginning of period........     23,811     20,410
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $  34,902  $ 119,709
                                                          =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest..................................  $  50,279  $  23,648
Cash paid for income taxes..............................  $  37,401  $   2,942
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed certain
 liabilities of other companies as follows:
 Assets, net of cash acquired...........................  $ 192,580  $ 210,818
 Liabilities assumed....................................    (63,929)   (62,377)
 Less:
   Amounts paid through issuance of debt................                (4,395)
                                                          ---------  ---------
     Net cash paid......................................  $ 128,651  $ 144,046
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

General

  United Rentals, Inc., is principally a holding company ("Holdings" or the "Company") and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. Separate footnote information is not presented for the financial statements of URI and subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of URI and its subsidiaries as they are wholly owned subsidiaries of Holdings.

  The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Impact of Recently Issued Accounting Standards

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Reclassifications

  Certain prior year balances have been reclassified to conform to the 2000 presentation.

2.Acquisitions

  During the three months ended March 31, 2000, the Company completed 16 acquisitions that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

  The aggregate initial consideration paid by the Company for such acquisitions that were accounted for as purchases was $139.9 million and consisted entirely of cash. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $30.4 million.

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

  The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the three months ended March 31, 2000 and 1999 as though (i) each acquisition summarized above which was consummated during the three months ended March 31, 2000, was made on January 1, 2000, in the case of the results for the three months ended March 31, 2000, and (ii) each acquisition which was consummated during

                             UNITED RENTALS, INC.

the period January 1, 1999 to March 31, 2000 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K was made on January 1, 1999 in the case of the results for the three months ended March 31, 1999 (in thousands, except per share data):

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                       2000           1999
                                                  -------------- --------------
     Revenues.................................... $      593,241 $      519,177
     Net income..................................         18,026         12,351
     Basic earnings per share.................... $         0.25 $         0.18
     Diluted earnings per share.................. $         0.19 $         0.14

  The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3. Revolving Credit Facility

  The Company has a credit facility (the "Credit Facility") which enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $772.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. There was $454.5 million outstanding under the Credit Facility at March 31, 2000.

4. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Numerator:
       Net income.............................................  $17,411 $16,225
                                                                ======= =======
     Denominator:
       Denominator for basic earnings per share--weighted-av-
        erage shares..........................................   72,059  69,012
       Effect of dilutive securities:
         Employee stock options...............................    1,234   5,499
         Warrants.............................................    2,558   4,430
         Series A perpetual convertible preferred stock.......   12,000  12,000
         Series B perpetual convertible preferred stock.......    5,000
                                                                ------- -------
       Denominator for diluted earnings per share--adjusted
        weighted-average shares...............................   92,851  90,941
                                                                ======= =======
     Basic earnings per share.................................  $  0.24 $  0.24
                                                                ======= =======
     Diluted earnings per share...............................  $  0.19 $  0.18
                                                                ======= =======

                             UNITED RENTALS, INC.

5. Condensed Consolidating Financial Information Of Guarantor Subsidiaries

  Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). All expenses incurred by URI have been charged by URI to its guarantor and non guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management has determined that such information would not be material to investors. However, condensed consolidating financial information as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                  March 31, 2000
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
ASSETS
Cash and cash equiva-
 lents..................              $   32,788    $  2,114                  $   34,902
Accounts receivable,
 net....................                 373,439      29,611                     403,050
Intercompany receivable
 (payable)..............  $2,070,324  (1,894,401)   (175,923)
Inventory...............                 136,916       8,881                     145,797
Prepaid expenses and
 other assets...........      41,644                  13,519                      55,163
Rental equipment, net...               1,617,543     117,093                   1,734,636
Property and equipment,
 net....................                 278,469      20,212                     298,681
Investment in subsidiar-
 ies....................   2,102,834                           $(2,102,834)
Intangible assets, net..               1,886,982     126,820                   2,013,802
                          ----------  ----------    --------   -----------    ----------
                          $4,214,802  $2,431,736    $142,327   $(2,102,834)   $4,686,031
                          ==========  ==========    ========   ===========    ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......  $   57,019  $  171,937    $ 18,551                  $  247,507
 Debt...................   2,414,323      43,602      31,821                   2,489,746
 Deferred taxes.........                  81,086         765                      81,851
 Accrued expenses and
  other liabilities.....      53,497      93,399      11,048                     157,944
                          ----------  ----------    --------   -----------    ----------
   Total liabilities....   2,524,839     390,024      62,185                   2,977,048
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
 capital................   1,488,002   1,830,273      65,698   $(1,876,498)    1,507,475
 Retained earnings......     201,961     211,439      14,897      (226,336)      201,961
 Accumulated other com-
 prehensive income......                                (453)                       (453)
                          ----------  ----------    --------   -----------    ----------
   Total stockholder's
    equity..............   1,689,963   2,041,712      80,142    (2,102,834)    1,708,983
                          ----------  ----------    --------   -----------    ----------
                          $4,214,802  $2,431,736    $142,327   $(2,102,834)   $4,686,031
                          ==========  ==========    ========   ===========    ==========

                              UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                December 31, 1999
                          ----------------------------------------------------------------
                                                       Non-
                                      Guarantor     Guarantor                 Consolidated
                             URI     Subsidiaries  Subsidiaries Eliminations     Total
                          ---------- ------------  ------------ ------------  ------------
                                                  (In thousands)
Assets
Cash and cash equiva-
 lents..................             $    20,103    $   3,708                  $   23,811
Accounts receivable,
 net....................                 400,400       34,585                     434,985
Intercompany receivable
 (payable)..............  $1,879,184  (1,694,122)    (185,062)
Inventory...............                 120,339        9,134                     129,473
Prepaid expenses and
 other assets...........      19,316                   17,809                      37,125
Rental equipment, net...               1,537,199      122,534                   1,659,733
Property and equipment,
 net....................                 257,073       19,451                     276,524
Investment in subsidiar-
 ies....................   2,081,530                            $(2,081,530)
Intangible assets, net..               1,740,326      123,046                   1,863,372
                          ---------- -----------    ---------   -----------    ----------
                          $3,980,030 $ 2,381,318    $ 145,205   $(2,081,530)   $4,425,023
                          ========== ===========    =========   ===========    ==========
Liabilities and Stock-
 holder's Equity
Liabilities:
 Accounts payable.......  $   26,578 $   165,928    $  20,059                  $  212,565
 Debt...................   2,204,208      28,095       33,845                   2,266,148
 Deferred taxes.........                  80,476          753                      81,229
 Accrued expenses and
  other liabilities.....      75,710      85,295       10,802                     171,807
                          ---------- -----------    ---------   -----------    ----------
   Total liabilities....   2,306,496     359,794       65,459                   2,731,749
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
 capital................   1,487,907   1,830,182       65,644   $(1,876,403)    1,507,330
 Retained earnings......     185,627     191,342       13,785      (205,127)      185,627
 Accumulated other com-
 prehensive income......                                  317                         317
                          ---------- -----------    ---------   -----------    ----------
   Total stockholder's
    equity..............   1,673,534   2,021,524       79,746    (2,081,530)    1,693,274
                          ---------- -----------    ---------   -----------    ----------
                          $3,980,030 $ 2,381,318    $ 145,205   $(2,081,530)   $4,425,023
                          ========== ===========    =========   ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                   For the Three Months Ended March 31, 2000
                          -----------------------------------------------------------
                                                   Non-
                                   Guarantor    Guarantor                Consolidated
                            URI   Subsidiaries Subsidiaries Eliminations    Total
                            ---   ------------ ------------ ------------ ------------
                                                (In thousands)
Revenues:
  Equipment rentals.....            $378,635     $21,463                   $400,098
  Sales of rental equip-
   ment.................              63,856       6,476                     70,332
  Sales of equipment and
   merchandise and other
   revenues.............             101,107       7,425                    108,532
                          -------   --------     -------      --------     --------
Total revenues..........             543,598      35,364                    578,962
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........             163,071      11,229                    174,300
  Depreciation of rental
   equipment............              68,960       4,543                     73,503
  Cost of rental equip-
   ment sales...........              36,782       4,304                     41,086
  Cost of equipment and
   merchandise sales and
   other operating
   costs................              77,870       6,219                     84,089
                          -------   --------     -------      --------     --------
Total cost of revenues..             346,683      26,925                    372,978
                          -------   --------     -------      --------     --------
Gross profit............             196,915       9,069                    205,984
Selling, general and ad-
 ministrative
 expenses...............              96,523       5,327                    101,850
Non-rental depreciation
 and amortization.......              17,044       1,273                     18,317
                          -------   --------     -------      --------     --------
Operating income........              83,348       2,469                     85,817
Interest expense........              48,863         820                     49,683
Other (income) expense,
 net....................                  49        (253)                      (204)
                          -------   --------     -------      --------     --------
Income before provision
 for income taxes ......              34,436       1,902                     36,338
Provision for income
 taxes..................              14,339         790                     15,129
                          -------   --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........              20,097       1,112      $(21,209)
Equity in net earnings
 of subsidiaries........  $21,209                                            21,209
                          -------   --------     -------      --------     --------
Net income .............  $21,209   $ 20,097     $ 1,112      $(21,209)    $ 21,209
                          =======   ========     =======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                   For the Three Months Ended March 31, 1999
                          -----------------------------------------------------------
                                                   Non-
                                   Guarantor    Guarantor                Consolidated
                            URI   Subsidiaries Subsidiaries Eliminations    Total
                            ---   ------------ ------------ ------------ ------------
                                                (In thousands)
Revenues:
  Equipment rentals.....            $275,037     $13,348                   $288,385
  Sales of rental equip-
   ment.................              33,264       2,679                     35,943
  Sales of equipment and
   merchandise and other
   revenues.............              62,845       5,136                     67,981
                          -------   --------     -------      --------     --------
Total revenues..........             371,146      21,163                    392,309
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........             118,630       7,189                    125,819
  Depreciation of rental
   equipment............              56,340       2,773                     59,113
  Cost of rental equip-
   ment sales...........              19,529       1,313                     20,842
  Cost of equipment and
   merchandise sales and
   other operating
   costs................              48,869       3,675                     52,544
                          -------   --------     -------      --------     --------
Total cost of revenues..             243,368      14,950                    258,318
                          -------   --------     -------      --------     --------
Gross profit............             127,778       6,213                    133,991
Selling, general and ad-
 ministrative
 expenses...............              61,383       3,877                     65,260
Non-rental depreciation
 and amortization.......              11,003         643                     11,646
                          -------   --------     -------      --------     --------
Operating income........              55,392       1,693                     57,085
Interest expense........              24,278          95                     24,373
Other (income) expense,
 net....................                (141)       (205)                      (346)
                          -------   --------     -------      --------     --------
Income before provision
 for income taxes ......              31,255       1,803                     33,058
Provision for income
 taxes..................              12,658         851                     13,509
                          -------   --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........              18,597         952      $(19,549)
Equity in net earnings
 of subsidiaries........  $19,549                                            19,549
                          -------   --------     -------      --------     --------
Net income..............  $19,549   $ 18,597     $   952      $(19,549)    $ 19,549
                          =======   ========     =======      ========     ========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                     For the Three Months Ended March 31, 2000
                          ----------------------------------------------------------------
                                       Guarantor   Non-guarantor
                             URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $ (61,800)   $ 149,630      $ 2,223                  $  90,053
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............                (186,482)      (6,538)                  (193,020)
 Purchases of property
  and equipment.........                 (23,424)        (962)                   (24,386)
 Proceeds from sales of
  rental equipment......                  63,856        6,476                     70,332
 Payments of contingent
  purchase price........                  (6,403)                                 (6,403)
 Purchases of other
  companies.............   (128,651)                                            (128,651)
                          ---------    ---------      -------        ----      ---------
   Net cash used in
    investing
    activities..........   (128,651)    (152,453)      (1,024)                  (282,128)
Cash flows from
 financing activities:
 Proceeds from debt.....    419,125       19,653                                 438,778
 Payments of debt.......   (235,808)      (4,145)      (2,023)                  (241,976)
 Proceeds from sale-
  leaseback.............     12,000                                               12,000
 Payments of financing
  costs.................        (86)                                                 (86)
 Capital contribution
  by parent.............         95                                                   95
 Dividend distribution
  to parent.............     (4,875)                                              (4,875)
                          ---------    ---------      -------        ----      ---------
   Net cash provided by
    (used in) financing
    activities..........    190,451       15,508       (2,023)                   203,936
Effect of foreign
 exchange rates.........                                 (770)                      (770)
                          ---------    ---------      -------        ----      ---------
Net increase (decrease)
 in cash and cash
 equivalents............                  12,685       (1,594)                    11,091
Cash and cash
 equivalents at
 beginning of period....                  20,103        3,708                     23,811
                          ---------    ---------      -------        ----      ---------
Cash and cash
 equivalents at end of
 period.................               $  32,788      $ 2,114                  $  34,902
                          =========    =========      =======        ====      =========
Supplemental disclosure
 of cash flow
 information:
Cash paid for interest..  $ 49,479     $     194      $   606                  $  50,279
Cash paid for income
 taxes..................               $  31,203      $ 6,198                  $  37,401
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 192,580                                            $ 192,580
 Liabilities assumed....    (63,929)                                             (63,929)
                          ---------    ---------      -------        ----      ---------
   Net cash paid........  $ 128,651                                            $ 128,651
                          =========    =========      =======        ====      =========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                     For the Three Months Ended March 31, 1999
                          ----------------------------------------------------------------
                                       Guarantor   Non-guarantor
                             URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $ (30,602)   $  96,726     $ 40,868                  $ 106,992
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............                (103,437)     (11,553)                  (114,990)
 Purchases of property
  and equipment.........                 (22,935)        (242)                   (23,177)
 Proceeds from sales of
  rental equipment......                  33,264        2,679                     35,943
 Payments of contingent
  purchase price........                                 (661)                      (661)
 Purchases of other
  companies.............   (112,403)                  (31,643)                  (144,046)
                          ---------    ---------     --------        ----      ---------
   Net cash used in
    investing
    activities..........   (112,403)     (93,108)     (41,420)                  (246,931)
Cash flows from
 financing activities:
 Proceeds from debt.....    437,909        6,669          393                    444,971
 Payments of debt.......   (543,515)      (5,269)                               (548,784)
 Payments of financing
  costs.................     (4,250)                                              (4,250)
 Capital contribution
  by parent.............    352,198                                              352,198
 Dividend distribution
  to parent.............    (4,875)                                              (4,875)
                          ---------    ---------     --------        ----      ---------
   Net cash provided by
    financing
    activities..........    237,467        1,400          393                    239,260
Effect of foreign
 exchange rates.........                                  (22)                       (22)
                          ---------    ---------     --------        ----      ---------
Net increase (decrease)
 in cash and cash
 equivalents............     94,462        5,018         (181)                    99,299
Cash and cash
 equivalents at
 beginning of period....      1,774       16,257        2,379                     20,410
                          ---------    ---------     --------        ----      ---------
Cash and cash
 equivalents at end of
 period.................  $  96,236    $  21,275     $  2,198                  $ 119,709
                          =========    =========     ========        ====      =========
Supplemental disclosure
 of cash flow
 information:
Cash paid for interest..  $  21,099    $   2,454     $     95                  $  23,648
Cash paid for income
 taxes..................               $   1,620     $  1,322                  $   2,942
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 165,665                  $ 45,153                  $ 210,818
 Liabilities assumed....    (48,867)                  (13,510)                   (62,377)
 Less:
   Amounts paid through
    issuance of debt....     (4,395)                                              (4,395)
                          ---------    ---------     --------        ----      ---------
     Net cash paid......  $ 112,403                  $ 31,643                  $ 144,046
                          =========    =========     ========        ====      =========

6. Subsequent Events

 Completed Acquisitions

  Subsequent to March 31, 2000 (through April 27, 2000), the Company completed the acquisitions of six equipment rental companies. The aggregate consideration paid by the Company for these acquisitions was $43.8 million in cash. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $1.7 million. The Company funded the consideration for these acquisitions with borrowings under the Company's revolving credit facility.

  Effective May 12, 2000, in connection with certain amendments to the agreement governing the Credit Facility, the Eurodollar Rate borrowing under the Credit Facility was increased by 0.25%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion reviews the Company's operations for the three months ended March 31, 2000 and 1999 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Introduction

  The Company commenced equipment rental operations in October 1997 and has completed 214 acquisitions (through April 27, 2000), including a merger with U.S. Rentals (the "U.S. Rentals Merger") which was completed in September 1998.

  Three of the acquisitions completed by the Company (including the U.S. Rentals Merger) were accounted for as "poolings-of-interests," and the Company's financial statements have been restated to include the accounts of two of the companies acquired in such transactions (but were not restated for one that was not material). The other 211 acquisitions completed by the Company were accounted for as "purchases". The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 2000 and 1999 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

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

  Cost of operations consists primarily of depreciation costs associated with rental equipment, the cost of repairing and maintaining rental equipment, the cost of rental equipment and equipment and other merchandise sold, personnel costs, occupancy costs and supplies.

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

Results of Operations

 Three months ended March 31, 2000 and 1999

  Revenues. Total revenues for the first three months of 2000 were $579.0 million, representing an increase of 47.6% over total revenues of $392.3 million for the first three months of 1999. The Company's revenues in the first three months of 2000 and 1999 were attributable to: (i) equipment rental ($400.1 million, or 69.1% of revenues, in the first three months of 2000 compared to $288.4 million, or 73.5% of revenues, in the first three months of 1999), (ii) sales of rental equipment ($70.3 million, or 12.1% of revenues, in the first three months of 2000 compared to $35.9 million, or 9.2% of revenues, in the first three months of 1999) and (iii) sales of equipment and merchandise and other revenues ($108.5 million, or 18.7% of revenues, in the first three months of 2000 compared to $68.0 million, or 17.3% of revenues, in the first three months of 1999).

  The 47.6% increase in total revenues in the first three months of 2000 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 16.6 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 31.0 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $206.0 million in the first three months of 2000 from $134.0 million in the first three months of 1999. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the first three months of 2000 and 1999 was: (i) equipment rental (38.1% in the first three months of 2000 and 35.9% in the first three months of 1999), (ii) sales of rental equipment (41.6% in the first three months of 2000 and 42.0% in the first three months of 1999) and (iii) sales of equipment and merchandise and other revenues (22.5% in the first three months of 2000 and 22.7% in the first three months of 1999). The increase in the gross profit margin from rental revenues in the first three months of 2000 was primarily attributable to economies of scale.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $101.9 million, or 17.6% of total revenues, during the first three months of 2000 and $65.3 million, or 16.6% of total revenues, during the first three months of 1999. The increase in SG&A as a percentage of revenues in the first three months of 2000 primarily reflected the increase in expenses associated with the Company's newly acquired traffic control and northern climate businesses, which typically generate a majority of their revenues in the second half of the year.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $20.0 million, or 3.5% of total revenues, in the first three months of 2000 and $12.2 million, or 3.1% of total revenues, in the first three months of 1999. The increase in the dollar amount of non-rental depreciation and amortization in the first three months of 2000 primarily reflected the amortization of goodwill attributable to acquisitions completed subsequent to the first quarter of 1999.

  Interest Expense. Interest expense increased to $49.7 million in the first three months of 2000 from $24.4 million in the first three months of 1999. This increase primarily reflected the fact that the Company's indebtedness significantly increased subsequent to the first quarter of 1999, principally to fund acquisitions.

  Preferred Dividends of a Subsidiary Trust. Preferred dividends of a subsidiary trust of Holdings were $4.9 million for the first three months of 2000 and 1999.

  Other (Income) Expense. Other income was $0.2 million in the first three months of 2000 and 1999.

  Income Taxes. Income taxes increased to $12.4 million, or an effective rate of 41.5%, in the first three months of 2000 from $11.3 million, or an effective rate of 41.0%, in the first three months of 1999.

Liquidity and Capital Resources

  Sources and Uses of Cash

  During the first three months of 2000, the Company (i) generated cash from operations of approximately $93.6 million, (ii) generated cash from the sale of rental equipment of approximately $70.3 million and (iii) obtained net proceeds from financing activities, principally borrowings under the Company's revolving credit facility, of approximately $208.8 million. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $128.7 million), (ii) purchase rental equipment (approximately $193.0 million) and (iii) purchase other property and equipment (approximately $30.8 million).

  Certain Balance Sheet Changes

  The acquisitions and the equipment purchases made by the Company in the first three months of 2000 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in the following items at March 31, 2000 compared with December 31, 1999: inventory, prepaid expenses and other assets, rental equipment, property and equipment, intangible assets, accounts payable and debt. The decrease in accounts receivable at March 31, 2000 compared with December 31, 1999 was primarily due to collections of accounts receivable generated in the seasonally strong prior fiscal quarter. The decrease in accrued expenses and other liabilities at March 31, 2000 compared with December 31, 1999 was primarily due to the payment of certain accrued bonus compensation and income tax.

  Certain Information Concerning the Company's Credit Facility

  URI has a revolving credit facility (the "Credit Facility") that enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $772.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of May 5, 2000, there was $493.8 million of indebtedness outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $26.5 million). Effective May 12, 2000, in connection with certain amendments to the agreement governing the Credit Facility, the Eurodollar Rate borrowing under the Credit Facility was increased by 0.25%.

  Cash Requirements Related to Operations

  The Company's principal existing sources of cash are borrowings available under the Credit Facility ($252.2 million available as of May 5, 2000) and cash generated from operations.

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

  The Company estimates that equipment expenditures over the next 12 months will be approximately $750 million for the existing operations of the Company. These expenditures are comprised of approximately $450 million of expenditures to maintain the average age of the Company's rental fleet and $300 million of discretionary expenditures to increase the size of the Company's rental fleet. The Company expects that it will fund such expenditures from a combination of approximately $330 million of proceeds expected to be generated from the sale of used equipment, cash generated from operations and, if required, borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of equipment expenditures that will be required in connection with new acquisitions.

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

  Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay debt principal of approximately $34.2 million during the one-year period from April 1, 2000 to March 31, 2001.

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

Recently Issued Accounting Standards

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There has been no material change in these market risks since the end of the fiscal year 1999.

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

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

  Set forth below is certain information concerning sales by the Company of unregistered securities during the first quarter of 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

  1. In January 2000, the Company issued 2,815 shares of common stock to an executive officer pursuant to an employment agreement.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits:

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3(a)   Amended and Restated Certificate of Incorporation of United Rentals,
         Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the
         quarter ended June 30, 1998)
  3(b)   Certificate of Amendment to the United Rentals, Inc. Certificate of
         Incorporation dated September 29, 1998 (incorporated by reference to
         Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form
         S-3, No. 333-70151)
  3(c)   By-laws of United Rentals, Inc., in effect as of the date hereof
         (incorporated by reference to exhibit 3.2 of United Rentals, Inc.
         Report on Form 10-Q for the quarter ended June 30, 1998)
  3(d)   Form of Certificate of Designation for Series A Perpetual Convertible
         Preferred Stock (incorporated by reference to Exhibit 4(k) to the
         United Rentals, Inc. Registration Statement on Form S-3,
         No. 333-64463) together with a certificate of amendment thereto
         (incorporated by reference to exhibit A of the United Rentals, Inc.
         Proxy Statement dated July 22, 1999)
  3(e)   Form of Certificate of Designation for Series B Perpetual Convertible
         Preferred Stock (incorporated by reference to exhibit B of the United
         Rentals, Inc. Proxy Statement on Schedule 14A dated July 22, 1999)
  3(f)   Amended and Restated Certificate of Incorporation of United Rentals
         (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America),
         Inc. Report on Form 10-Q for the quarter ended June 30, 1998)
  3(g)   By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United
         Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)
 27*     Financial Data Schedule
 27.1*   Financial Data Schedule
--------
*Filed herewith.
 (b)     Reports on Form 8-K: none

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          United Rentals, Inc.

Dated: May 15, 2000                           /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: May 15, 2000                           /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)

                                          United Rentals (North America), Inc.

Dated: May 15, 2000                           /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: May 15, 2000                           /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)