Form 10-Q
period 2000-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2000-08-11
CIK 1067701, 1047166

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

    For the quarterly period ended June 30, 2000

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

                                X  Yes       No

  As of August 1, 2000, there were 70,286,251 shares of the United Rentals, Inc. common stock, $.01 par value outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     INDEX

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1  Unaudited Consolidated Financial Statements
         United Rentals, Inc. Consolidated Balance Sheets as of June 30,
          2000 and
          December 31, 1999 (unaudited)..................................     4
         United Rentals, Inc. Consolidated Statements of Operations for
          the Six and Three Months Ended June 30, 2000 and 1999
          (unaudited)....................................................     5
         United Rentals, Inc. Consolidated Statement of Stockholders'
          Equity for the Six Months Ended June 30, 2000 (unaudited)......     6
         United Rentals, Inc. Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2000 and 1999 (unaudited)........     7
         United Rentals (North America), Inc. Consolidated Balance Sheets
          as of June 30, 2000
          and December 31, 1999 (unaudited)..............................     8
         United Rentals (North America), Inc. Consolidated Statements of
          Operations for the
          Six and Three Months Ended June 30, 2000 and 1999 (unaudited)..     9
         United Rentals (North America), Inc. Consolidated Statement of
          Stockholder's Equity for the Six Months Ended June 30, 2000
          (unaudited)....................................................    10
         United Rentals (North America), Inc. Consolidated Statements of
          Cash Flows for the
          Six Months Ended June 30, 2000 and 1999 (unaudited)............    11
         Notes to Unaudited Consolidated Financial Statements............    12
         Management's Discussion and Analysis of Financial Condition and
 Item 2   Results of Operations..........................................    23
 Item 3  Quantitative and Qualitative Disclosures about Market Risk......    31
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings...............................................    31
 Item 2  Changes in Securities and Use of Proceeds.......................    31
 Item 4  Submission of Matters to a Vote of Security Holders.............    31
 Item 6  Exhibits and Reports on Form 8-K................................    32
         Signatures......................................................    33

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

                                UNITED RENTALS

  United Rentals is North America's largest equipment rental company with more than 700 locations in 47 states, seven Canadian provinces and Mexico. We offer for rent more than 600 different types of equipment to over 1.1 million customers, including construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. During the second quarter of 2000 we completed more than 2.2 million rental transactions.

  We have the largest fleet of rental equipment in the world, with over 500,000 units having an original purchase price of approximately $3.3 billion. Our fleet includes:

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

  In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment, and sell related merchandise, parts and service.

Competitive Advantages

  We believe that we benefit from the following competitive advantages:

  Large and Diverse Rental Fleet. We have the largest and most comprehensive equipment rental fleet in the industry, which helps us to:

  .  attract customers by providing "one-stop" shopping;

  . serve a diverse customer base and reduce our dependence on any particular customer or group of customers; and

  . serve customers that require assurance that substantial quantities of different types of equipment will be available on a continuing basis.

  Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology system allows each branch to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to: (1) market equipment within a cluster through multiple branches, (2) cross-market equipment specialties of different branches within each cluster, and (3) reduce costs by centralizing common functions such as payroll, accounts payable and credit and collection into 31 credit offices and four service centers. In the second quarter of 2000, approximately 10.3% of our rental revenues was attributable to equipment sharing among branches.

  Geographic Diversity. We have branches in 47 states, seven Canadian provinces and Mexico. We believe that our geographic diversity reduces the impact that fluctuations in regional economic conditions have on our overall financial performance. Our geographic diversity and large network of branch locations also give us the ability to better serve National Account customers, better serve customers that operate at multiple locations, and access used equipment re-sale markets across the country.

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

  National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with larger companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America and a single point of contact for all their equipment needs. Our National Account team currently includes 45 professionals. Revenues from National Account customers in the first six months of this year were $87.2 million and our goal is to reach $175 million by the end of this year. We currently have over 1,000 National Account customers.

  Information Technology System. Our information technology system facilitates rapid and informed decision making and permits us to respond quickly to changing market conditions. The system provides management with a wide range of operating and financial data and enables branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. An in-house group of approximately 115 information technology specialists supports the system and extends it to new locations. The system includes software developed by our Wynne Systems(TM) subsidiary, which is the leading provider of proprietary software for use by equipment rental companies in managing and operating multiple branch locations.

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

  Risk Management and Safety Programs. We place great emphasis on risk reduction and safety and believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 43 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs, and managing any claims against us. We estimate that in 1999 we had approximately 19% fewer accidents than comparable companies, 45% lower workers' compensation claim costs and 50% lower liability claims, resulting in significant cost savings.

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

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               June 30,        December 31,
                                                 2000              1999
                                            ---------------- ------------------
                                            (In thousands, except share data)
ASSETS
Cash and cash equivalents.................. $         33,192  $         23,811
Accounts receivable, net of allowance for
 doubtful accounts of $57,758 in 2000 and
 $50,736 in 1999...........................          498,892           434,985
Inventory..................................          156,258           129,473
Prepaid expenses and other assets..........           92,807            81,457
Rental equipment, net......................        1,794,785         1,659,733
Property and equipment, net................          370,132           304,907
Intangible assets, net of accumulated
 amortization of $77,231 in 2000 and
 $51,231 in 1999...........................        2,134,556         1,863,372
                                            ----------------  ----------------
                                            $      5,080,622  $      4,497,738
                                            ================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable......................... $        395,238  $        242,946
  Debt.....................................        2,613,621         2,266,148
  Deferred taxes...........................           93,672            81,229
  Accrued expenses and other liabilities...          246,396           209,929
                                            ----------------  ----------------
    Total liabilities......................        3,348,927         2,800,252
Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust........................          300,000           300,000
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized:
   Series A perpetual convertible preferred
    stock--$300,000 liquidation preference,
    300,000 shares issued and outstanding..                3                 3
   Series B perpetual convertible preferred
    stock--$150,000 liquidation preference,
    150,000 shares issued and outstanding..                2                 2
  Common stock--$.01 par value, 500,000,000
   shares authorized, 70,281,363 shares
   issued and outstanding in 2000 and
   72,051,095 in 1999......................              703               721
  Additional paid-in capital...............        1,186,243         1,216,968
  Retained earnings........................          244,085           179,475
  Accumulated other comprehensive income...              659               317
                                            ----------------  ----------------
    Total stockholders' equity.............        1,431,695         1,397,486
                                            ----------------  ----------------
                                            $      5,080,622  $      4,497,738
                                            ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Six Months Ended    Three Months Ended
                                           June 30,             June 30,
                                      -------------------- --------------------
                                         2000       1999     2000       1999
                                      ----------  -------- ---------  ---------
                                       (In thousands, except per share data)
Revenues:
 Equipment rentals..................  $  911,632  $643,302 $ 511,534  $ 354,917
 Sales of rental equipment..........     155,171    87,194    84,839     51,251
 Sales of equipment and merchandise
  and other revenues................     242,105   165,475   133,573     97,494
                                      ----------  -------- ---------  ---------
Total revenues......................   1,308,908   895,971   729,946    503,662
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation............     396,614   279,146   222,314    153,327
 Depreciation of rental equipment...     159,035   124,067    85,532     64,954
 Cost of rental equipment sales.....      91,168    49,919    50,082     29,077
 Cost of equipment and merchandise
  sales and other operating costs...     184,309   124,784   100,220     72,240
                                      ----------  -------- ---------  ---------
Total cost of revenues..............     831,126   577,916   458,148    319,598
                                      ----------  -------- ---------  ---------
Gross profit........................     477,782   318,055   271,798    184,064
Selling, general and administrative
 expenses...........................     210,969   149,861   109,119     84,601
Non-rental depreciation and
 amortization.......................      40,721    26,520    20,703     14,350
                                      ----------  -------- ---------  ---------
Operating income....................     226,092   141,674   141,976     85,113
Interest expense....................     106,210    51,306    56,527     26,933
Preferred dividends of a subsidiary
 trust..............................       9,750     9,750     4,875      4,875
Other (income) expense, net.........        (312)    9,224      (108)     9,430
                                      ----------  -------- ---------  ---------
Income before provision for income
 taxes..............................     110,444    71,394    80,682     43,875
Provision for income taxes..........      45,834    29,283    33,483     17,989
                                      ----------  -------- ---------  ---------
Net income..........................  $   64,610  $ 42,111 $  47,199  $  25,886
                                      ==========  ======== =========  =========
Basic earnings per share............  $     0.90  $   0.60 $    0.66  $    0.36
                                      ==========  ======== =========  =========
Diluted earnings per share..........  $     0.70  $   0.46 $    0.51  $    0.28
                                      ==========  ======== =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                       Series A         Series B
                      Perpetual        Perpetual
                     Convertible      Convertible
                   Preferred Stock  Preferred Stock    Common Stock
                   ---------------  ---------------  ------------------
                                                                                                            Accumulated
                                                                        Additional                             Other
                    Number           Number            Number            Paid-in    Retained Comprehensive Comprehensive
                   of Shares Amount of Shares Amount of Shares   Amount  Capital    Earnings    Income        Income
                   --------- ------ --------- ------ ----------  ------ ----------  -------- ------------- -------------
                                                  (In thousands, except share amounts)
Balance, December
 31, 1999........   300,000   $3     150,000   $ 2   72,051,095   $721  $1,216,968  $179,475                   $317
Comprehensive
 income:
 Net income......                                                                     64,610    $64,610
 Other
  comprehensive
  income:
 Foreign
  currency
  translation
  adjustments....                                                                                   342         342
                                                                                                -------
Comprehensive
 income..........                                                                               $64,952
                                                                                                =======
Issuance of
 common stock....                                         5,784                100
Exercise of
 common stock
 options.........                                         9,499                107
Shares
 repurchased and
 retired.........                                    (1,785,015)   (18)    (30,932)
                    -------   ---    -------   ---   ----------   ----  ----------  --------                   ----
Balance, June 30,
 2000............   300,000    $3    150,000    $2   70,281,363   $703  $1,186,243  $244,085                   $659
                    =======   ===    =======   ===   ==========   ====  ==========  ========                   ====



  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                           (In thousands)
Cash Flows From Operating Activities:
Net income............................................  $   64,610  $   42,111
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization........................     199,756     152,481
 Gain on sale of rental equipment.....................     (64,003)    (37,275)
 Deferred taxes.......................................      14,571      18,808
 Changes in operating assets and liabilities:
 Accounts receivable..................................     (31,981)    (62,203)
 Inventory............................................     (13,616)    (37,858)
 Prepaid expenses and other assets....................      (1,430)    (47,143)
 Accounts payable.....................................     137,285      97,856
 Accrued expenses and other liabilities...............     (42,367)     46,720
                                                        ----------  ----------
     Net cash provided by operating activities........     262,825     173,497
Cash Flows From Investing Activities:
Purchases of rental equipment.........................    (513,817)   (390,693)
Purchases of property and equipment...................     (69,241)    (52,807)
Proceeds from sales of rental equipment...............     155,171      87,194
In-process acquisition costs..........................      (2,445)     (1,644)
Payments of contingent purchase price.................      (6,553)     (1,118)
Purchases of other companies..........................    (265,084)   (587,561)
                                                        ----------  ----------
     Net cash used in investing activities............    (701,969)   (946,629)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of
 issuance costs.......................................                  65,198
Proceeds from issuance of series A perpetual
 convertible preferred stock, net of issuance costs...                 287,000
Proceeds from debt....................................   1,041,028   1,284,166
Payments of debt......................................    (702,342)   (876,660)
Proceeds from sale-leaseback..........................     147,515
Payments of financing costs...........................      (7,164)     (4,657)
Proceeds from the exercise of common stock options....          96      17,501
Shares repurchased and retired........................     (30,950)
                                                        ----------  ----------
     Net cash provided by financing activities........     448,183     772,548
Effect of foreign exchange rates......................         342           2
                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents..       9,381       (582)
Cash and cash equivalents at beginning of period......      23,811      20,410
                                                        ----------  ----------
Cash and cash equivalents at end of period............  $   33,192  $   19,828
                                                        ==========  ==========
Supplemental disclosure of cash flow information:
Cash paid for interest................................  $  101,046  $   49,355
Cash paid for income taxes............................  $   62,720  $   11,461
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired.........................  $  392,873  $  869,523
 Liabilities assumed..................................    (102,592)   (272,567)
 Less:
   Amounts paid through issuance of debt..............     (25,197)     (9,395)
                                                        ----------  ----------
     Net cash paid....................................  $  265,084  $  587,561
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              June 30, 2000   December 31, 1999
                                             ---------------- ------------------
                                             (In thousands, except share data)
ASSETS
Cash and cash equivalents..................  $         33,192  $         23,811
Accounts receivable, net of allowance for
 doubtful accounts of $57,758 in 2000 and
 $50,736 in 1999...........................           498,892           434,985
Inventory..................................           156,258           129,473
Prepaid expenses and other assets..........            61,169            37,125
Rental equipment, net......................         1,794,785         1,659,733
Property and equipment, net................           334,328           276,524
Intangible assets, net of accumulated amor-
 tization of $77,231 in 2000 and $51,231 in
 1999......................................         2,134,556         1,863,372
                                             ----------------  ----------------
                                             $      5,013,180  $      4,425,023
                                             ================  ================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable.........................  $        355,394  $        212,565
  Debt.....................................         2,613,621         2,266,148
  Deferred taxes...........................            93,672            81,229
  Due to parent............................            36,113
  Accrued expenses and other liabilities...           194,180           171,807
                                             ----------------  ----------------
    Total liabilities......................         3,292,980         2,731,749
Commitments and contingencies
Stockholder's equity:
  Common stock--$0.01 par value, 3,000
   shares authorized, 1,000 shares issued
   and outstanding.........................
  Additional paid-in capital...............         1,507,426         1,507,330
  Retained earnings........................           212,115           185,627
  Accumulated other comprehensive income...               659               317
                                             ----------------  ----------------
    Total stockholder's equity.............         1,720,200         1,693,274
                                             ----------------  ----------------
                                             $      5,013,180        $4,425,023
                                             ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Six Months Ended    Three Months Ended
                                           June 30,             June 30,
                                      -------------------- --------------------
                                         2000       1999     2000       1999
                                      ----------  -------- ---------  ---------
                                                  (In thousands)
Revenues:
  Equipment rentals.................. $  911,632  $643,302 $ 511,534  $ 354,917
  Sales of rental equipment..........    155,171    87,194    84,839     51,251
  Sales of equipment and merchandise
   and other revenues................    242,105   165,475   133,573     97,494
                                      ----------  -------- ---------  ---------
Total revenues.......................  1,308,908   895,971   729,946    503,662
Cost of revenues:
  Cost of equipment rentals,
   excluding depreciation............    396,614   279,146   222,314    153,327
  Depreciation of rental equipment...    159,035   124,067    85,532     64,954
  Cost of rental equipment sales.....     91,168    49,919    50,082     29,077
  Cost of equipment and merchandise
   sales and other operating costs...    184,309   124,784   100,220     72,240
                                      ----------  -------- ---------  ---------
Total cost of revenues...............    831,126   577,916   458,148    319,598
                                      ----------  -------- ---------  ---------
Gross profit.........................    477,782   318,055   271,798    184,064
Selling, general and administrative
 expenses............................    210,969   149,861   109,119     84,601
Non-rental depreciation and
 amortization........................     37,155    24,857    18,838     13,211
                                      ----------  -------- ---------  ---------
Operating income.....................    229,658   143,337   143,841     86,252
Interest expense.....................    106,210    51,306    56,527     26,933
Other (income) expense, net..........       (312)    8,982      (108)     9,328
                                      ----------  -------- ---------  ---------
Income before provision for income
 taxes...............................    123,760    83,049    87,422     49,991
Provision for income taxes...........     51,409    33,960    36,280     20,451
                                      ----------  -------- ---------  ---------
Net income........................... $   72,351  $ 49,089 $  51,142  $  29,540
                                      ==========  ======== =========  =========





  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                            Common Stock
                          ---------------- Additional                             Accumulated
                           Number           Paid-In   Retained  Comprehensive Other Comprehensive
                          of Shares Amount  Capital   Earnings     Income           Income
                          --------- ------ ---------- --------  ------------- -------------------
                                  (In thousands, except share data)
Balance, December 31,
 1999...................    1,000          $1,507,330 $185,627                       $317
Comprehensive income:
 Net income.............                                72,351     $72,351
 Other comprehensive
  income:
  Foreign currency
   translation
   adjustments..........                                               342            342
                                                                   -------
Comprehensive income....                                           $72,693
                                                                   =======
Contributed capital from
 parent.................                           96
Dividend distribution to
 parent.................                               (45,863)
                            -----    ---   ---------- --------                       ----
Balance, June 30, 2000..    1,000          $1,507,426 $212,115                       $659
                            =====    ===   ========== ========                       ====



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
                                                          (In thousands)
Cash Flows From Operating Activities:
Net income............................................ $   72,351  $   49,089
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization........................    196,190     150,818
 Gain on sale of rental equipment.....................    (64,003)    (37,275)
 Deferred taxes.......................................     14,571      18,808
 Changes in operating assets and liabilities:
 Accounts receivable..................................    (31,981)    (62,203)
 Inventory............................................    (13,616)    (37,858)
 Prepaid expenses and other assets....................    (14,124)    (39,924)
 Accounts payable.....................................    127,822      77,297
 Accrued expenses and other liabilities...............    (56,461)     55,472
                                                       ----------  ----------
   Net cash provided by operating activities..........    230,749     174,224
Cash Flows From Investing Activities:
Purchases of rental equipment.........................   (513,817)   (390,693)
Purchases of property and equipment...................    (55,656)    (27,947)
Proceeds from sales of rental equipment...............    155,171      87,194
Payments of contingent purchase price.................     (6,553)     (1,118)
Purchases of other companies..........................   (265,084)   (587,561)
                                                       ----------  ----------
   Net cash used in investing activities..............   (685,939)   (920,125)
Cash Flows From Financing Activities:
Proceeds from debt....................................  1,041,028   1,284,166
Payments of debt......................................   (702,342)   (876,660)
Proceeds from sale-leaseback..........................    147,515
Payments of financing costs...........................     (7,155)     (4,657)
Due to parent.........................................     30,950
Capital contribution by parent........................         96     369,699
Dividend distribution to parent.......................    (45,863)     (9,750)
                                                       ----------  ----------
   Net cash provided by financing activities..........    464,229     762,798
Effect of foreign exchange rates......................        342           2
                                                       ----------  ----------
Net increase in cash and cash equivalents.............      9,381      16,899
Cash and cash equivalents at beginning of period......     23,811      20,410
                                                       ----------  ----------
Cash and cash equivalents at end of period............ $   33,192  $   37,309
                                                       ==========  ==========
Supplemental disclosure of cash flow information:
Cash paid for interest................................ $   91,296  $   39,605
Cash paid for income taxes............................ $   62,720  $   11,461
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired......................... $  392,873  $  869,523
 Liabilities assumed..................................   (102,592)   (272,567)
 Less:
   Amounts paid through issuance of debt..............    (25,197)     (9,395)
                                                       ----------  ----------
     Net cash paid.................................... $  265,084  $  587,561
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

  The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Impact of Recently Issued Accounting Standards

  In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This standard amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties. The adoption of SFAS No. 138 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Reclassifications

  Certain prior year balances have been reclassified to conform to the 2000 presentation.

2.Acquisitions

  During the six months ended June 30, 2000, the Company completed 40 acquisitions that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

  The aggregate initial consideration paid by the Company for such acquisitions that were accounted for as purchases was $252.3 million and consisted of approximately $227.1 million in cash and $25.2 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $49.0 million.

  The purchase prices for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not

                             UNITED RENTALS, INC.

completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed.

  The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the six months ended June 30, 2000 and 1999 as though (i) each acquisition summarized above which was consummated during the six months ended June 30, 2000, was made on January 1, 2000, in the case of the results for the six months ended June 30, 2000, and (ii) each acquisition which was consummated during the period January 1, 1999 to June 30, 2000 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K was made on January 1, 1999 in the case of the results for the six months ended June 30, 1999 (in thousands, except per share data):

                                                                   Six
                                                            Months Ended June
                                                                   30,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
     Revenues............................................ $1,374,003 $1,173,800
     Net income..........................................     67,599     51,880
     Basic earnings per share............................ $     0.94 $     0.74
     Diluted earnings per share.......................... $     0.73 $     0.56

  The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3. Revolving Credit Facility

  The Company has a credit facility (the "Credit Facility") which enables URI to borrow up to $872.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $872.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. There was $475.0 million outstanding under the Credit Facility at June 30, 2000.

4. Term Loan D

  URI obtained a $100.0 million term loan dated as of June 9, 2000 from a financial institution (the "Term Loan D"). The Term Loan D matures in June 2006. Prior to maturity, quarterly installments of principal in the amount of $0.3 million are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $94.3 million. The Term Loan D accrues interest, at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin of 2.5% per annum. The Term Loan D is secured pari passu with the Credit Facility. The agreement governing the Term Loan D contains restrictive covenants substantially similar to those provided under the Credit Facility.

                              UNITED RENTALS, INC.

5. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                 Three Months
                                                  Six Months         Ended
                                                Ended June 30,     June 30,
                                                --------------- ---------------
                                                 2000    1999    2000    1999
                                                ------- ------- ------- -------
     Numerator:
       Net income.............................  $64,610 $42,111 $47,199 $25,886
                                                ======= ======= ======= =======
     Denominator:
       Denominator for basic earnings per
        share--weighted-average shares........   71,844  70,304  71,631  71,570
       Effect of dilutive securities:
         Employee stock options...............    1,144   5,493   1,024   4,708
         Warrants.............................    2,435   4,325   2,303   4,211
         Series A perpetual convertible
          preferred stock.....................   12,000  11,803  12,000  11,803
         Series B perpetual convertible
          preferred stock.....................    5,000           5,000
                                                ------- ------- ------- -------
       Denominator for diluted earnings per
        share--adjusted weighted-average
        shares................................   92,423  91,925  91,958  92,292
                                                ======= ======= ======= =======
     Basic earnings per share.................  $  0.90 $  0.60 $  0.66 $  0.36
                                                ======= ======= ======= =======
     Diluted earnings per share...............  $  0.70 $  0.46 $  0.51 $  0.28
                                                ======= ======= ======= =======

                             UNITED RENTALS, INC.

6. Condensed Consolidating Financial Information Of Guarantor Subsidiaries

  Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Pursuant to a legal reorganization of URI, certain guarantor subsidiaries and subsidiaries of URI were combined for the purpose of simplifying the Company's legal entity structure. As a result of this legal reorganization, prior period amounts have been reclassified to conform to the current year presentation. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management has determined that such information would not be material to investors. However, condensed consolidating financial information as of June 30, 2000 and December 31, 1999 and for the six and three months ended June 30, 2000 and 1999, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                  June 30, 2000
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
ASSETS
Cash and cash equiva-
 lents..................              $   31,051    $  2,141                  $   33,192
Accounts receivable,
 net....................  $  218,276     170,398     110,218                     498,892
Intercompany receivable
 (payable)..............     453,674    (202,651)   (251,023)
Inventory...............      76,237      70,029       9,992                     156,258
Prepaid expenses and
 other assets...........      43,799      15,832       1,538                      61,169
Rental equipment, net...     842,660     824,768     127,357                   1,794,785
Property and equipment,
 net....................     124,360     188,665      21,303                     334,328
Investment in subsidiar-
 ies....................   2,157,421                           $ (2,157,421)
Intangible assets, net..     911,355   1,094,753     128,448                   2,134,556
                          ----------  ----------    --------   ------------   ----------
                          $4,827,782  $2,192,845    $149,974   $ (2,157,421)  $5,013,180
                          ==========  ==========    ========   ============   ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......  $  313,325  $   17,761    $ 24,308                  $  355,394
 Debt...................   2,583,714         314      29,593                   2,613,621
 Deferred taxes.........      92,670                   1,002                      93,672
 Due to parent..........      36,113                                              36,113
 Accrued expenses and
  other liabilities.....     101,842      81,846      10,492                     194,180
                          ----------  ----------    --------   ------------   ----------
   Total liabilities....   3,127,664      99,921      65,395                   3,292,980
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
 capital................   1,488,003   1,830,274      65,648   $ (1,876,499)   1,507,426
 Retained earnings......     212,115     262,650      18,272       (280,922)     212,115
 Accumulated other com-
 prehensive income......                                 659                         659
                          ----------  ----------    --------   ------------   ----------
   Total stockholder's
    equity..............   1,700,118   2,092,924      84,579     (2,157,421)   1,720,200
                          ----------  ----------    --------   ------------   ----------
                          $4,827,782  $2,192,845    $149,974   $ (2,157,421)  $5,013,180
                          ==========  ==========    ========   ============   ==========

                              UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                December 31, 1999
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
Assets
Cash and cash equiva-
 lents..................  $    3,689  $   16,414   $   3,708                  $   23,811
Accounts receivable,
 net....................     200,419     199,981      34,585                     434,985
Intercompany receivable
 (payable)..............     142,156      42,906    (185,062)
Inventory...............      56,086      64,253       9,134                     129,473
Prepaid expenses and
 other assets...........       1,020      18,296      17,809                      37,125
Rental equipment, net...     747,232     789,967     122,534                   1,659,733
Property and equipment,
 net....................     150,841     106,232      19,451                     276,524
Investment in subsidiar-
 ies....................   2,072,115                           $(2,072,115)
Intangible assets, net..     792,198     948,128     123,046                   1,863,372
                          ----------  ----------   ---------   -----------    ----------
                          $4,165,756  $2,186,177   $ 145,205   $(2,072,115)   $4,425,023
                          ==========  ==========   =========   ===========    ==========
Liabilities and Stock-
 holder's Equity
Liabilities:
 Accounts payable.......  $   71,995  $  120,511   $  20,059                  $  212,565
 Debt...................   2,231,923         380      33,845                   2,266,148
 Deferred taxes.........      80,476                     753                      81,229
 Accrued expenses and
  other liabilities.....     107,828      53,177      10,802                     171,807
                          ----------  ----------   ---------   -----------    ----------
   Total liabilities....   2,492,222     174,068      65,459                   2,731,749
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
 capital................   1,487,907   1,830,182      65,644   $(1,876,403)    1,507,330
 Retained earnings......     185,627     181,927      13,785      (195,712)      185,627
 Accumulated other com-
 prehensive income......                                 317                         317
                          ----------  ----------   ---------   -----------    ----------
   Total stockholder's
    equity..............   1,673,534   2,012,109      79,746    (2,072,115)    1,693,274
                          ----------  ----------   ---------   -----------    ----------
                          $4,165,756  $2,186,177   $ 145,205   $(2,072,115)   $4,425,023
                          ==========  ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                     For the Six Months Ended June 30, 2000
                          --------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations    Total
                             ---     ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $ 378,801    $484,540     $ 48,291                 $  911,632
  Sales of rental equip-
   ment.................     74,484      68,315       12,372                    155,171
  Sales of equipment and
   merchandise and other
   revenues.............    112,041     114,201       15,863                    242,105
                          ---------    --------     --------     --------    ----------
Total revenues..........    565,326     667,056       76,526                  1,308,908
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........    162,317     211,389       22,908                    396,614
  Depreciation of rental
   equipment............     70,016      79,670        9,349                    159,035
  Cost of rental equip-
   ment sales...........     43,989      39,471        7,708                     91,168
  Cost of equipment and
   merchandise sales and
   other operating
   costs................     91,840      79,645       12,824                    184,309
                          ---------    --------     --------     --------    ----------
Total cost of revenues..    368,162     410,175       52,789                    831,126
                          ---------    --------     --------     --------    ----------
Gross profit............    197,164     256,881       23,737                    477,782
Selling, general and ad-
 ministrative expenses..     92,687     106,523       11,759                    210,969
Non-rental depreciation
 and amortization.......     17,912      16,597        2,646                     37,155
                          ---------    --------     --------     --------    ----------
Operating income........     86,565     133,761        9,332                    229,658
Interest expense........    104,617         195        1,398                    106,210
Other (income) expense,
 net....................      3,929      (4,422)         181                       (312)
                          ---------    --------     --------     --------    ----------
Income (loss) before
 provision for income
 taxes..................    (21,981)    137,988        7,753                    123,760
Provision (benefit) for
 income taxes...........     (9,122)     57,265        3,266                     51,409
                          ---------    --------     --------     --------    ----------
Income (loss) before
 equity in net earnings
 of subsidiaries........    (12,859)     80,723        4,487     $(85,210)      (12,859)
Equity in net earnings
 of subsidiaries........     85,210                                              85,210
                          ---------    --------     --------     --------    ----------
Net income .............  $  72,351    $ 80,723     $  4,487     $(85,210)   $   72,351
                          =========    ========     ========     ========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                     For the Six Months Ended June 30, 1999
                          -------------------------------------------------------------
                                                     Non-
                                     Guarantor    Guarantor                Consolidated
                            URI     Subsidiaries Subsidiaries Eliminations    Total
                            ---     ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $246,314    $362,682     $34,306                   $643,302
  Sales of rental equip-
   ment.................    43,029      37,558       6,607                     87,194
  Sales of equipment and
   merchandise and other
   revenues.............    84,463      67,101      13,911                    165,475
                          --------    --------     -------      --------     --------
Total revenues..........   373,806     467,341      54,824                    895,971
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........   101,373     160,567      17,206                    279,146
  Depreciation of rental
   equipment............    50,958      66,896       6,213                    124,067
  Cost of rental equip-
   ment sales...........    24,396      21,599       3,924                     49,919
  Cost of equipment and
   merchandise sales and
   other operating
   costs................    69,917      44,152      10,715                    124,784
                          --------    --------     -------      --------     --------
Total cost of revenues..   246,644     293,214      38,058                    577,916
                          --------    --------     -------      --------     --------
Gross profit............   127,162     174,127      16,766                    318,055
Selling, general and ad-
 ministrative expenses..    63,015      77,461       9,385                    149,861
Non-rental depreciation
 and amortization.......    12,400      10,958       1,499                     24,857
                          --------    --------     -------      --------     --------
Operating income........    51,747      85,708       5,882                    143,337
Interest expense........    50,526         627         153                     51,306
Other (income) expense,
 net....................      (948)     10,355        (425)                     8,982
                          --------    --------     -------      --------     --------
Income before provision
 for income taxes ......     2,169      74,726       6,154                     83,049
Provision for income
 taxes..................       889      30,253       2,818                     33,960
                          --------    --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........     1,280      44,473       3,336      $(47,809)       1,280
Equity in net earnings
 of subsidiaries........    47,809                                             47,809
                          --------    --------     -------      --------     --------
Net income .............  $ 49,089    $ 44,473     $ 3,336      $(47,809)    $ 49,089
                          ========    ========     =======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                    For the Three Months Ended June 30, 2000
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $212,902   $271,802     $26,830                   $511,534
  Sales of rental equip-
   ment.................    31,500     47,444       5,895                     84,839
  Sales of equipment and
   merchandise and other
   revenues.............    65,415     59,722       8,436                    133,573
                          --------   --------     -------      --------     --------
Total revenues..........   309,817    378,968      41,161                    729,946
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........    84,062    126,661      11,591                    222,314
  Depreciation of rental
   equipment............    36,928     43,798       4,806                     85,532
  Cost of rental equip-
   ment sales...........    17,848     28,830       3,404                     50,082
  Cost of equipment and
   merchandise sales and
   other operating
   costs................    52,782     40,833       6,605                    100,220
                          --------   --------     -------      --------     --------
Total cost of revenues..   191,620    240,122      26,406                    458,148
                          --------   --------     -------      --------     --------
Gross profit............   118,197    138,846      14,755                    271,798
Selling, general and ad-
 ministrative expenses..    48,535     54,065       6,519                    109,119
Non-rental depreciation
 and amortization.......     8,653      8,813       1,372                     18,838
                          --------   --------     -------      --------     --------
Operating income........    61,009     75,968       6,864                    143,841
Interest expense........    55,949         35         543                     56,527
Other (income) expense,
 net....................     2,156     (2,698)        434                       (108)
                          --------   --------     -------      --------     --------
Income before provision
 for income taxes ......     2,904     78,631       5,887                     87,422
Provision for income
 taxes..................     1,205     32,661       2,414                     36,280
                          --------   --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........     1,699     45,970       3,473      $(49,443)       1,699
Equity in net earnings
 of subsidiaries........    49,443                                            49,443
                          --------   --------     -------      --------     --------
Net income .............  $ 51,142   $ 45,970     $ 3,473      $(49,443)    $ 51,142
                          ========   ========     =======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                    For the Three Months Ended June 30, 1999
                          -------------------------------------------------------------
                                                     Non-
                                     Guarantor    Guarantor                Consolidated
                            URI     Subsidiaries Subsidiaries Eliminations    Total
                            ---     ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $139,120    $194,839     $20,958                   $354,917
  Sales of rental equip-
   ment.................    23,309      24,014       3,928                     51,251
  Sales of equipment and
   merchandise and other
   revenues.............    47,548      41,171       8,775                     97,494
                          --------    --------     -------      --------     --------
Total revenues..........   209,977     260,024      33,661                    503,662
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........    57,081      86,229      10,017                    153,327
  Depreciation of rental
   equipment............    27,180      34,334       3,440                     64,954
  Cost of rental equip-
   ment sales...........    13,135      13,331       2,611                     29,077
  Cost of equipment and
   merchandise sales and
   other operating
   costs................    36,287      28,913       7,040                     72,240
                          --------    --------     -------      --------     --------
Total cost of revenues..   133,683     162,807      23,108                    319,598
                          --------    --------     -------      --------     --------
Gross profit............    76,294      97,217      10,553                    184,064
Selling, general and ad-
 ministrative expenses..    41,603      37,490       5,508                     84,601
Non-rental depreciation
 and amortization.......     6,045       6,310         856                     13,211
                          --------    --------     -------      --------     --------
Operating income........    28,646      53,417       4,189                     86,252
Interest expense........    26,587         288          58                     26,933
Other (income) expense,
 net....................      (211)      9,759        (220)                     9,328
                          --------    --------     -------      --------     --------
Income before provision
 for income taxes ......     2,270      43,370       4,351                     49,991
Provision for income
 taxes..................       931      17,553       1,967                     20,451
                          --------    --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........     1,339      25,817       2,384      $(28,201)       1,339
Equity in net earnings
 of subsidiaries........    28,201                                             28,201
                          --------    --------     -------      --------     --------
Net income..............  $ 29,540    $ 25,817     $ 2,384      $(28,201)    $ 29,540
                          ========    ========     =======      ========     ========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                      For the Six Months Ended June 30, 2000
                          ----------------------------------------------------------------
                                       Guarantor   Non-guarantor
                             URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $(137,748)   $356,725       $11,772                  $ 230,749
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............   (127,778)   (368,805)      (17,234)                  (513,817)
 Purchases of property
  and equipment.........    (12,678)    (41,512)       (1,466)                   (55,656)
 Proceeds from sales of
  rental equipment......     74,484      68,315        12,372                    155,171
 Payments of contingent
  purchase price........       (851)     (5,702)                                  (6,553)
 Purchases of other
  companies.............   (261,982)                   (3,102)                  (265,084)
                          ---------    --------       -------      -------     ---------
   Net cash used in
    investing
    activities..........   (328,805)   (347,704)       (9,430)                  (685,939)
Cash flows from
 financing activities:
 Proceeds from debt.....  1,021,375      19,653                                1,041,028
 Payments of debt.......   (684,054)    (14,037)       (4,251)                  (702,342)
 Proceeds from sale-
  leaseback.............    147,515                                              147,515
 Payments of financing
  costs.................     (7,155)                                              (7,155)
 Due to parent..........     30,950                                               30,950
 Capital contribution
  by parent.............         96                                                   96
 Dividend distribution
  to parent.............    (45,863)                                             (45,863)
                          ---------    --------       -------      -------     ---------
   Net cash provided by
    (used in) financing
    activities..........    462,864       5,616        (4,251)                   464,229
Effect of foreign
 exchange rates.........                                  342                        342
                          ---------    --------       -------      -------     ---------
Net increase (decrease)
 in cash and cash
 equivalents............     (3,689)     14,637        (1,567)                     9,381
Cash and cash
 equivalents at
 beginning of period....  $   3,689      16,414         3,708                     23,811
                          ---------    --------       -------      -------     ---------
Cash and cash
 equivalents at end of
 period.................               $ 31,051       $ 2,141                  $  33,192
                          =========    ========       =======      =======     =========
Supplemental disclosure
 of cash flow
 information:
Cash paid for interest..  $  89,682    $    243       $ 1,371                  $  91,296
Cash paid for income
 taxes..................               $ 55,791       $ 6,929                  $  62,720
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 387,989                   $ 4,884                  $ 392,873
 Liabilities assumed....   (100,810)                   (1,782)                  (102,592)
 Less:
   Amounts paid through
    issuance of debt....    (25,197)                                             (25,197)
                          ---------    --------       -------      -------     ---------
     Net cash paid......  $ 261,982                   $ 3,102                  $ 265,084
                          =========    ========       =======      =======     =========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                       For the Six Months Ended June 30, 1999
                          -----------------------------------------------------------------
                                        Guarantor   Non-guarantor
                             URI      Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ----------  ------------- ------------- ------------ ------------
                                                   (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $ (242,460)   $ 351,839     $ 64,845                  $  174,224
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............                 (349,243)     (41,450)                   (390,693)
 Purchases of property
  and equipment.........                  (26,289)      (1,658)                    (27,947)
 Proceeds from sales of
  rental equipment......      43,029       37,558        6,607                      87,194
 Payments of contingent
  purchase price........                                (1,118)                     (1,118)
 Purchases of other
  companies.............    (549,281)                  (38,280)                   (587,561)
                          ----------    ---------     --------       -----      ----------
   Net cash used in
    investing
    activities..........    (506,252)    (337,974)     (75,899)                   (920,125)
Cash flows from
 financing activities:
 Proceeds from debt.....   1,258,483       12,840       12,843                   1,284,166
 Payments of debt.......    (859,127)     (17,533)                                (876,660)
 Payments of financing
  costs.................      (4,657)                                               (4,657)
 Capital contribution
  by parent.............     369,699                                               369,699
 Dividend distribution
  to parent.............      (9,750)                                               (9,750)
                          ----------    ---------     --------       -----      ----------
   Net cash provided by
    (used in) financing
    activities..........     754,648       (4,693)      12,843                     762,798
Effect of foreign
 exchange rates.........                                     2                           2
                          ----------    ---------     --------       -----      ----------
Net increase in cash and
 cash equivalents.......       5,936        9,172        1,791                      16,899
Cash and cash
 equivalents at
 beginning of period....       1,774       16,257        2,379                      20,410
                          ----------    ---------     --------       -----      ----------
Cash and cash
 equivalents at end of
 period.................  $    7,710    $  25,429     $  4,170                  $   37,309
                          ==========    =========     ========       =====      ==========
Supplemental disclosure
 of cash flow
 information:
Cash paid for interest..  $   38,825    $     627     $    153                  $   39,605
Cash paid for income
 taxes..................                $  10,717     $    744                  $   11,461
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $  807,576                  $ 61,947                  $  869,523
 Liabilities assumed....    (251,110)                  (21,457)                   (272,567)
 Less:
   Amounts paid through
    issuance of debt....      (7,185)                   (2,210)                     (9,395)
                          ----------    ---------     --------       -----      ----------
     Net cash paid......  $  549,281                  $ 38,280                  $  587,561
                          ==========    =========     ========       =====      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion reviews the Company's operations for the six and three months ended June 30, 2000 and 1999 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1999 Annual Report on Form 10-K.

General

  United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, United Rentals (North America), Inc. ("URI"), and subsidiaries of URI.

  The acquisitions completed by the Company during 2000 and 1999 were accounted for as "purchases" and the results of operations of the acquired businesses are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 2000 and 1999 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

  The Company primarily derives revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of rental equipment, (iii) the sale of equipment and (iv) the sale of related merchandise and parts and other revenue.

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

Results of Operations

 Six Months Ended June 30, 2000 and 1999

  Revenues. Total revenues for the six months ended June 30, 2000 were $1,309.0 million, representing an increase of 46.1% over total revenues of $896.0 million for the six months ended June 30, 1999. The Company's revenues in the first six months of 2000 and 1999 were attributable to: (i) equipment rental ($911.6 million or 69.6% of revenues, in the first six months of 2000 compared to $643.3 million, or 71.8% of revenues, in the first six months of 1999), (ii) sales of rental equipment ($155.2 million, or 11.9% of revenues, in the first six months of 2000 compared to $87.2 million, or 9.7% of revenues, in the first six months of 1999) and (iii) sales of equipment and merchandise and other revenues ($242.1 million, or 18.5% of revenues, in the first six months of 2000 compared to $165.5 million, or 18.5% of revenues, in the first six months of 1999).

  The 46.1% increase in total revenues in the first six months of 2000 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 16.7 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 29.4 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $477.8 million in the first six months of 2000 from $318.1 million in the first six months of 1999. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the first six months of 2000 and 1999 was: (i) equipment rental (39.0% in the first six months of 2000 and 37.3% in the first six months of 1999), (ii) sales of rental equipment (41.2% in the first six months of 2000 and 42.7% in the first six months of 1999) and (iii) sales of equipment and merchandise and other revenues (23.9% in the first six months of 2000 and 24.6% in the first six months of 1999). The increase in the gross profit margin from rental revenues in the first six months of 2000 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in the first six months of 2000 primarily reflected a shift in mix towards the sale of more late-model used equipment, which generally generates lower gross profit margins than older equipment.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $211.0 million, or 16.1% of total revenues, during the first six months of 2000 and $149.9 million, or 16.7% of total revenues, during the first six months of 1999. SG&A in the first six months of 1999 included an $8.3 million charge primarily due to professional fees incurred in connection with a terminated tender offer. Excluding this charge, SG&A as a percentage of revenues was 15.8% in the first six months of 1999. The increase in SG&A as a percentage of revenues, after excluding the tender offer charge, primarily reflected the increase in expenses associated with the Company's recently acquired traffic control and northern climate businesses, which typically generate a majority of their revenues in the second half of the year.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $40.7 million, or 3.1% of total revenues, in the first six months of 2000 and $26.5 million, or 3.0% of total revenues in the first six months of 1999.

  Interest Expense. Interest expense increased to $106.2 million in the first six months of 2000 from $51.3 million in the first six months of 1999. This increase (i) primarily reflected an increase in the Company's indebtedness, principally to fund acquisitions, and (ii) to a lesser extent, reflected an increase in the interest rates applicable to the Company's variable rate debt.

  Preferred Dividends of a Subsidiary Trust. During the first six months of 2000 and 1999, preferred dividends of a subsidiary trust of Holdings were $9.8 million.

  Other (Income) Expense. Other income was $0.3 million in the first six months of 2000 compared to other expense of $9.2 million in the first six months of 1999. The other expense in the first six months of 1999 was primarily attributable to a $10.0 million charge that principally related to fees paid by the Company for a $2.0 billion financing commitment that was subsequently cancelled upon termination of a tender offer made by the Company in 1999.

  Income Taxes. Income taxes increased to $45.8 million, or an effective rate of 41.5%, in the first six months of 2000 from $29.3 million, or an effective rate of 41.0%, in the first six months of 1999.

 Three months ended June 30, 2000 and 1999

  Revenues. Total revenues for the three months ended June 30, 2000 were $729.9 million, representing an increase of 44.9% over total revenues of $503.7 million for the three months ended June 30, 1999. The Company's revenues in the three months ended June 30, 2000 and 1999 were attributable to: (i) equipment rental ($511.5 million, or 70.1% of revenues, in the three months ended June 30, 2000 compared to $354.9 million, or 70.5% of revenues, in the three months ended June 30, 1999), (ii) sales of rental equipment ($84.8 million, or 11.6% of revenues, in the three months ended June 30, 2000 compared to $51.3 million, or 10.2% of revenues, in the three months ended June 30, 1999) and (iii) sales of equipment and merchandise and other revenues ($133.6 million, or 18.3% of revenues, in the three months ended June 30, 2000 compared to $97.5 million, or 19.3% of revenues, in the three months ended June 30, 1999).

  The 44.9% increase in total revenues in the three months ended June 30, 2000 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 16.8 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 28.1 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $271.8 million in the three months ended June 30, 2000 from $184.1 million in the three months ended June 30, 1999. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the three months ended June 30, 2000 and 1999 was: (i) equipment rental (39.8% in the three months ended June 30, 2000 and 38.5% in the three months ended June 30, 1999), (ii) sales of rental equipment (41.0% in the three months ended June 30, 2000 and 43.3% in the three months ended June 30,
1999) and (iii) sales of equipment and merchandise and other revenues (25.0% in the three months ended June 30, 2000 and 25.9% in the three months ended June 30, 1999). The increase in the gross profit margin from rental revenues in the three months ended June 30, 2000 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in the three months ended June 30, 2000 primarily reflected a shift in mix towards the sale of more late-model used equipment, which generally generates lower gross profit margins than older equipment.

  Selling, General and Administrative Expenses. SG&A was $109.1 million, or 14.9% of total revenues, during the three months ended June 30, 2000 and $84.6 million, or 16.8% of total revenues, during the three months ended June 30, 1999. SG&A for the three months ended June 30, 1999, includes an $8.3 million charge primarily due to professional fees incurred in connection with a terminated tender offer. Excluding this charge, SG&A as a percentage of revenues was 15.2% for the three months ended June 30, 1999. The decrease in SG&A as a percentage of revenues in the three months ended June 30, 2000, principally reflected economies of scale related to the increase in revenues. The impact of such economies of scale was partially offset by an increase in expenses associated with the Company's recently acquired traffic control and northern climate businesses, which typically generate a majority of their revenues in the second half of the year.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $20.7 million, or 2.8% of total revenues, in the three months ended June 30, 2000 and $14.4 million, or 2.8% of total revenues, in the three months ended June 30, 1999.

  Interest Expense. Interest expense increased to $56.5 million in the three months ended June 30, 2000 from $26.9 million in the three months ended June 30, 1999. This increase (i) primarily reflected an increase in the Company's indebtedness, principally to fund acquisitions, and (ii) to a lesser extent, reflected an increase in the interest rates applicable to the Company's variable rate debt.

  Preferred Dividends of a Subsidiary Trust. During the three months ended June 30, 2000 and 1999, preferred dividends of a subsidiary trust of Holdings were $4.9 million.

  Other (Income) Expense. Other income was $0.1 million in the three months ended June 30, 2000 compared to other expense of $9.4 million in the three months ended June 30, 1999. The other expense in the three months ended June 30, 1999 was primarily attributable to a $10.0 million charge that principally related to fees paid by the Company for a $2.0 billion financing commitment that was subsequently cancelled upon termination of a tender offer made by the Company in 1999.

  Income Taxes. Income taxes increased to $33.5 million, or an effective rate of 41.5%, in the three months ended June 30, 2000 from $18.0 million, or an effective rate of 41.0%, in the three months ended June 30, 1999.

Liquidity and Capital Resources

  Recent Financing

  In June 2000, URI obtained a $100.0 million term loan from a financial institution (the "Term Loan D"). The Term Loan D matures in June 2006. Prior to maturity, quarterly installments of principal in the amount of $0.3 million are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $94.3 million. The Term Loan D accrues interest, at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (which is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin of 2.5% per annum. The Term Loan D is secured pari passu with the Company's revolving credit facility, and the agreement governing the Term Loan D contains restrictive covenants substantially similar to those provided under such credit facility.

  Sources and Uses of Cash

  During the first six months of 2000, the Company (i) generated cash from operations of approximately $262.8 million, (ii) generated cash from the sale of rental equipment of approximately $155.2 million and (iii) obtained net proceeds from financing activities of approximately $448.2 million. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $265.1 million), (ii) purchase rental equipment (approximately $513.8 million) and (iii) purchase other property and equipment (approximately $69.2 million).

  Certain Balance Sheet Changes

  The acquisitions and the equipment purchases made by the Company in the first six months of 2000 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in all asset and liability accounts at June 30, 2000 compared with December 31, 1999.

  Certain Information Concerning the Company's Credit Facility

  URI has a revolving credit facility (the "Credit Facility") that enables URI to borrow up to $872.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $872.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of August 3, 2000, there was $685.0 million of indebtedness outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $1.9 million). In May 2000, in connection with certain amendments to the agreement governing the Credit Facility, the Eurodollar Rate applicable to borrowings under the Credit Facility was increased by 0.25%.

  Cash Requirements Related to Operations

  The Company's principal existing sources of cash are borrowings available under the Credit Facility ($185.6 million available as of August 3, 2000) and cash generated from operations.

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

  The Company estimates that rental equipment expenditures over the next 12 months will be approximately $850.0 million for the existing operations of the Company. These expenditures are comprised of approximately $510.0 million of expenditures to maintain the average age of the Company's rental fleet and $340.0 million of discretionary expenditures to increase the size of the Company's rental fleet. The Company expects that it will fund such expenditures from a combination of approximately $370.0 million of proceeds expected to be generated from the sale of used equipment, cash generated from operations and, if required, borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of equipment expenditures that will be required in connection with new acquisitions.

  In addition to the Company's continued emphasis on internal growth, the Company expects to continue to expand through a disciplined acquisition program and the opening of new rental locations. The Company expects to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that the Company's existing sources of cash described above are not sufficient to fund such future acquisitions, the Company will require additional financing and, consequently, the Company's indebtedness may increase as the Company implements its growth strategy. There can be no assurance, however, that any additional financing will be available or, if available, will be on terms satisfactory to the Company.

  Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay debt principal of approximately $38.2 million during the period from July 1, 2000 to June 30, 2001.

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

Recently Issued Accounting Standards

  In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This standard amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties. The adoption of SFAS No. 138 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

  Dependence on Additional Capital to Finance Growth

  We will require substantial capital in order to execute our growth strategy. We will require capital for, among other purposes, purchasing rental equipment, completing acquisitions, and establishing new rental locations. If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our ability to implement our growth strategy could be limited.

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

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

  Set forth below is certain information concerning sales by the Company of unregistered securities during the second quarter of 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

  1. In April 2000, the Company issued 2,969 shares of common stock to an executive officer pursuant to an employment agreement.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Stockholders was held on June 1, 2000. The holders of 60,131,918 common shares, 300,000 Series A Perpetual Convertible Preferred Shares ("Series A Preferred") and 105,252 Series B-1 Perpetual Convertible Preferred Shares ("Series B-1 Preferred") were present either in person or by proxy. There were no broker non-votes at the meeting. The following three matters were voted on and approved at such meeting.

  1. The election of three members to the Board of Directors by the holders of the Company's common stock and Series B-1 Preferred (where each share of Series B-1 Preferred is entitled to 33 1/3 votes).

                                                        For     Withheld
                                                     ---------- --------
      William F. Berry.............................. 63,568,903  71,415
      Ronald M. DeFeo............................... 63,568,903  71,415
      Richard J. Heckmann........................... 63,568,903  71,415

  2. The election of two members to the Board of Directors by the holders of the Series A Preferred.

                                                        For
                                                     ----------
      Leon D. Black.................................    300,000
      Michael S. Gross..............................    300,000

  3. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 by the holders of the Company's common stock, Series B-1 Preferred
     (where each share of Series B-1 Preferred is entitled to 33 1/3 votes) and Series A Preferred (where each share of Series A Preferred is entitled to 40 votes).

                                                        For     Abstain  Against
                                                     ---------- -------- -------
                                                     75,606,064   9,111  25,143

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits:

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3(a)   Amended and Restated Certificate of Incorporation of United Rentals,
         Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the
         quarter ended June 30, 1998)
  3(b)   Certificate of Amendment to the United Rentals, Inc. Certificate of
         Incorporation dated September 29, 1998 (incorporated by reference to
         Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form
         S-3, No. 333-70151)
  3(c)   By-laws of United Rentals, Inc., in effect as of the date hereof
         (incorporated by reference to exhibit 3.2 of United Rentals, Inc.
         Report on Form 10-Q for the quarter ended June 30, 1998)
  3(d)   Form of Certificate of Designation for Series A Perpetual Convertible
         Preferred Stock (incorporated by reference to Exhibit 4(k) to the
         United Rentals, Inc. Registration Statement on Form S-3,
         No. 333-64463) together with a certificate of amendment thereto
         (incorporated by reference to exhibit A of the United Rentals, Inc.
         Proxy Statement on Schedule 14A dated July 22, 1999)
  3(e)   Form of Certificate of Designation for Series B Perpetual Convertible
         Preferred Stock (incorporated by reference to exhibit B of the United
         Rentals, Inc. Proxy Statement on Schedule 14A dated July 22, 1999)
  3(f)   Amended and Restated Certificate of Incorporation of United Rentals
         (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America),
         Inc. Report on Form 10-Q for the quarter ended June 30, 1998)
  3(g)   By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United
         Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)
 10(a)*  Term loan agreement dated as of June 9, 2000 among United Rentals,
         Inc., United Rentals (North America), Inc., various financial institutions, Goldman Sachs Credit Partners, L.P., as Syndication
         Agent and Bank of America, N.A., as Administrative Agent
 10(b)*  Fourth amendment dated as of May 12, 2000, to Credit Agreement dated as of September 29, 1998, between United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions, Bank of America as Canadian Agent, and Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association), as U.S. Agent
 10(c)*  Amended and Restated Term Loan Agreement dated as of May 12, 2000, amending and restating Term Loan Agreement dated as of July 10, 1998, between United Rentals, Inc., United Rentals (North America), Inc.,
         various financial institutions, Fleet National Bank, as Documentation
         Agent, and Bank of America, N.A., as Administrative Agent
 10(d)*  Amended and Restated Term Loan Agreement dated as of May 12, 2000, amending and restating Term Loan Agreement dated as of July 15, 1999, between United Rentals, Inc., United Rentals (North America), Inc.,
         various financial institutions and Bank of America, N.A., as
         Administrative Agent
 10(e)*  Amendment No. 1 to Employment Agreement with Robert Miner, dated as of
         August 2, 2000
 27*     Financial Data Schedule
 27.1*   Financial Data Schedule
--------
*Filed herewith.
 (b)     Reports on Form 8-K: none

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          United Rentals, Inc.

Dated: August 10, 2000                        /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: August 10, 2000                        /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)

                                          United Rentals (North America), Inc.

Dated: August 10, 2000                        /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: August 10, 2000                        /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)