Form 10-Q
period 2000-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2000-11-14
CIK 1067701, 1047166

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

    For the quarterly period ended September 30, 2000

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

                                X  Yes       No

  As of November 1, 2000, there were 70,299,543 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION
 Item 1  Unaudited Consolidated Financial Statements
         United Rentals, Inc. Consolidated Balance Sheets as of
          September 30, 2000 and
          December 31, 1999 (unaudited).................................     4
         United Rentals, Inc. Consolidated Statements of Operations for
          the Nine and Three Months Ended September 30, 2000 and 1999
          (unaudited)...................................................     5
         United Rentals, Inc. Consolidated Statement of Stockholders'
          Equity for the Nine Months Ended September 30, 2000
          (unaudited)...................................................     6
         United Rentals, Inc. Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 2000 and 1999
          (unaudited)...................................................     7
         United Rentals (North America), Inc. Consolidated Balance
          Sheets as of September 30, 2000
          and December 31, 1999 (unaudited).............................     8
         United Rentals (North America), Inc. Consolidated Statements of
          Operations for the
          Nine and Three Months Ended September 30, 2000 and 1999
          (unaudited)...................................................     9
         United Rentals (North America), Inc. Consolidated Statement of
          Stockholder's Equity for the Nine Months Ended September 30,
          2000 (unaudited)..............................................    10
         United Rentals (North America), Inc. Consolidated Statements of
          Cash Flows for the
          Nine Months Ended September 30, 2000 and 1999 (unaudited).....    11
         Notes to Unaudited Consolidated Financial Statements...........    12
         Management's Discussion and Analysis of Financial Condition and
 Item 2   Results of Operations.........................................    23
 Item 3  Quantitative and Qualitative Disclosures about Market Risk.....    30
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings..............................................    31
 Item 2  Changes in Securities and Use of Proceeds......................    31
 Item 6  Exhibits and Reports on Form 8-K...............................    31
         Signatures.....................................................    32

  Certain of the statements contained in this Report are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "on-track," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                UNITED RENTALS

  United Rentals is the largest equipment rental company in North America with more than 700 locations in 47 states, seven Canadian provinces and Mexico. We offer for rent over 600 different types of equipment to over 1.2 million customers, including construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. During the third quarter of 2000, we completed more than 2.3 million rental transactions.

  We have the largest fleet of rental equipment in the world, with over 500,000 units having an original purchase price of approximately $3.4 billion. Our fleet includes:

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

  . serve a diverse customers base and reduce our dependence on any particular customer or group of customers; and

  . serve customers that require assurance that substantial quantities of different types of equipment will be available on a continuing basis.

  Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology system allows each branch to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to: (1) market equipment within a cluster through multiple branches, (2) cross-market equipment specialties of different branches within each cluster, and (3) reduce costs by centralizing common functions such as payroll, accounts payable and credit and collection into 29 credit offices and three service centers. In the third quarter of 2000, approximately 10.9% of our rental revenue was attributable to equipment sharing among branches.

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

  National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with larger companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America and a single point of contact for all their equipment needs. Our National Account team currently includes 49 professionals. Revenues from National Account customers in the first nine months of this year were $160.2 million and we are on-track to reach our goal of $175 million by the end of this year. We currently have over 1,100 National Account customers.

  Information Technology System. Our information technology system facilitates rapid and informed decision making and permits us to respond quickly to changing market conditions. The system provides management with a wide range of operating and financial data and enables branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. An in-house group of approximately 123 information technology specialists supports the system and extends it to new locations. The system includes software developed by our Wynne Systems(TM) subsidiary, which is the leading provider of proprietary software for use by equipment rental companies in managing and operating multiple branch locations.


  Risk Management and Safety Programs. We place great emphasis on risk reduction and safety and believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 48 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs, and managing any claims against us. We estimate that in 1999 we had approximately 19% fewer accidents than comparable companies, 45% lower workers' compensation claim costs and 50% lower liability claims, resulting in significant cost savings.

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

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                             September 30,      December 31,
                                                 2000               1999
                                           -----------------  ----------------
                                           (In thousands, except share data)
ASSETS
Cash and cash equivalents................   $         31,715   $         23,811
Accounts receivable, net of allowance for
 doubtful accounts of $59,745 in 2000 and
 $50,736 in 1999.........................            549,803            434,985
Inventory................................            142,078            129,473
Prepaid expenses and other assets........            145,662             81,457
Rental equipment, net....................          1,788,079          1,659,733
Property and equipment, net..............            413,103            304,907
Intangible assets, net of accumulated
 amortization of $91,829 in 2000 and
 $51,231 in 1999.........................          2,194,710          1,863,372
                                            ----------------   ----------------
                                            $      5,265,150   $      4,497,738
                                            ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable.......................   $        281,352   $        242,946
  Debt...................................          2,801,333          2,266,148
  Deferred taxes.........................            163,520             81,229
  Accrued expenses and other
   liabilities...........................            211,960            209,929
                                            ----------------   ----------------
    Total liabilities....................          3,458,165          2,800,252
Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust......................            300,000            300,000
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized:..........
   Series A perpetual convertible
    preferred stock--$300,000 liquidation
    preference, 300,000 shares issued and
    outstanding..........................                  3                  3
   Series B perpetual convertible
    preferred stock--$150,000 liquidation
    preference, 150,000 shares issued and
    outstanding..........................                  2                  2
  Common stock--$.01 par value,
   500,000,000 shares authorized,
   70,288,918 shares issued and
   outstanding in 2000 and 72,051,095 in
   1999..................................                703                721
  Additional paid-in capital.............          1,186,380          1,216,968
  Retained earnings......................            319,476            179,475
  Accumulated other comprehensive
   income................................                421                317
                                            ----------------   ----------------
    Total stockholders' equity...........          1,506,985          1,397,486
                                            ----------------   ----------------
                                            $      5,265,150   $      4,497,738
                                            ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Nine Months Ended    Three Months Ended
                                       September 30,         September 30,
                                   ---------------------- --------------------
                                      2000        1999      2000       1999
                                   ----------  ---------- ---------  ---------
                                     (In thousands, except per share data)
Revenues:
 Equipment rentals...............  $1,522,131  $1,112,244 $ 610,499  $ 468,942
 Sales of rental equipment.......     254,977     159,803    99,806     72,609
 Sales of equipment and
  merchandise and other
  revenues.......................     390,833     292,542   148,728    127,067
                                   ----------  ---------- ---------  ---------
Total revenues...................   2,167,941   1,564,589   859,033    668,618
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation.........     659,876     476,321   263,262    197,175
 Depreciation of rental
  equipment......................     246,537     200,761    87,502     76,694
 Cost of rental equipment sales..     149,738      92,457    58,570     42,538
 Cost of equipment and
  merchandise sales and other
  operating costs................     293,304     220,016   108,995     95,232
                                   ----------  ---------- ---------  ---------
Total cost of revenues...........   1,349,455     989,555   518,329    411,639
                                   ----------  ---------- ---------  ---------
Gross profit.....................     818,486     575,034   340,704    256,979
Selling, general and
 administrative expenses.........     335,461     248,194   124,492     98,333
Non-rental depreciation and
 amortization....................      62,610      43,208    21,889     16,688
                                   ----------  ---------- ---------  ---------
Operating income.................     420,415     283,632   194,323    141,958
Interest expense.................     167,268      93,541    61,058     42,235
Preferred dividends of a
 subsidiary trust................      14,625      14,625     4,875      4,875
Other (income) expense, net......        (796)      8,804      (484)      (420)
                                   ----------  ---------- ---------  ---------
Income before provision for
 income taxes....................     239,318     166,662   128,874     95,268
Provision for income taxes.......      99,317      68,343    53,483     39,060
                                   ----------  ---------- ---------  ---------
Net income.......................  $  140,001  $   98,319 $  75,391  $  56,208
                                   ==========  ========== =========  =========
Basic earnings per share.........  $     1.96  $     1.39 $    1.07  $    0.78
                                   ==========  ========== =========  =========
Diluted earnings per share.......  $     1.49  $     1.06 $    0.79  $    0.60
                                   ==========  ========== =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                      Series A                 Series B
                               Perpetual Convertible    Perpetual Convertible
                                  Preferred Stock           Preferred Stock        Common Stock
                               -----------------------  ---------------------    ------------------
                                                                                                    Additional
                                Number of                Number of               Number of           Paid-in    Retained
                                  Shares      Amount       Shares      Amount      Shares    Amount  Capital    Earnings
                               ------------  ---------  ------------  ---------  ----------  ------ ----------  --------
                                                                      (In thousands, except share data)

Balance,
 December 31,
 1999...........                     300,000  $3              150,000  $      2  72,051,095   $721  $1,216,968  $179,475
Comprehensive
 income:
 Net income.....                                                                                                 140,001
 Other
  comprehensive
  income:
 Foreign
  currency
  translation
  adjustments...
Comprehensive
 income.........
Issuance of
 common stock...                                                                      8,956                150
Exercise of
 common
 stock options..                                                                     13,882                194
Shares
 repurchased and
 retired........                                                                 (1,785,015)   (18)    (30,932)
                                ------------  --------   ------------  --------  ----------   ----  ----------  --------
Balance, September 30, 2000..        300,000  $      3        150,000  $      2  70,288,918   $703  $1,186,380  $319,476
                                ============  ========   ============  ========  ==========   ====  ==========  ========

                                          Accumulated
                                             Other
                           Comprehensive Comprehensive
                              Income        Income
                           ------------- -------------


Balance,
 December 31,
 1999...........                                 $317
Comprehensive
 income:
 Net income.....                 $140,001
 Other
  comprehensive
  income:
 Foreign
  currency
  translation
  adjustments...                      104         104
                               -------------
Comprehensive
 income.........                 $140,105
                               =============
Issuance of
 common stock...
Exercise of
 common
 stock options..
Shares
 repurchased and
 retired........
                                             -------------
Balance, September 30, 2000..                    $421
                                             =============


  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                         2000        1999
                                                       ---------  -----------
                                                          (In thousands)
Cash Flows From Operating Activities:
Net income............................................ $ 140,001  $    98,319
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization........................   309,147      247,091
 Gain on sales of rental equipment....................  (105,239)     (67,346)
 Deferred taxes.......................................    84,419       44,257
 Changes in operating assets and liabilities:
 Accounts receivable..................................   (68,607)    (116,783)
 Inventory............................................    12,444      (23,242)
 Prepaid expenses and other assets....................   (49,515)     (55,066)
 Accounts payable.....................................    17,736      176,425
 Accrued expenses and other liabilities...............   (47,750)      61,440
                                                       ---------  -----------
     Net cash provided by operating activities........   292,636      365,095
Cash Flows From Investing Activities:
Purchases of rental equipment.........................  (681,099)    (580,496)
Purchases of property and equipment...................  (112,153)     (75,909)
Proceeds from sales of rental equipment...............   254,977      159,803
In-process acquisition costs..........................    (3,157)      (2,206)
Payments of contingent purchase price.................   (12,748)      (7,194)
Purchases of other companies..........................  (304,232)    (905,267)
                                                       ---------  -----------
     Net cash used in investing activities............  (858,412)  (1,411,269)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of
 issuance costs.......................................                 65,198
Proceeds from issuance of series A perpetual
 convertible preferred stock, net of issuance costs...                287,000
Proceeds from issuance of series B perpetual
 convertible preferred stock, net of issuance costs...                143,800
Proceeds from debt....................................   579,080      905,702
Payments of debt......................................  (131,382)    (360,683)
Proceeds from sale-leaseback..........................   165,511
Payments of financing costs...........................    (8,862)     (11,341)
Proceeds from the exercise of common stock options....       179       27,020
Shares repurchased and retired........................   (30,950)
                                                       ---------  -----------
     Net cash provided by financing activities........   573,576    1,056,696
                                                       ---------  -----------
Effect of foreign exchange rates......................       104          139
Net increase in cash and cash equivalents.............     7,904       10,661
Cash and cash equivalents at beginning of period......    23,811       20,410
                                                       ---------  -----------
Cash and cash equivalents at end of period............ $  31,715  $    31,071
                                                       =========  ===========
Supplemental disclosure of cash flow information:
Cash paid for interest................................ $ 179,625  $    93,867
Cash paid for income taxes............................ $  67,210  $    15,870
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired......................... $ 492,944  $ 1,355,288
 Liabilities assumed..................................  (123,515)    (440,626)
 Less:
   Amounts paid through issuance of debt..............   (65,197)      (9,395)
                                                       ---------  -----------
     Net cash paid.................................... $ 304,232  $   905,267
                                                       =========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                       (In thousands, except
                                                            share data)
ASSETS
Cash and cash equivalents...........................  $   31,715    $   23,811
Accounts receivable, net of allowance for doubtful
 accounts of $59,745 in 2000 and $50,736 in 1999....     549,803       434,985
Inventory...........................................     142,078       129,473
Prepaid expenses and other assets...................     124,031        37,125
Rental equipment, net...............................   1,788,079     1,659,733
Property and equipment, net.........................     373,997       276,524
Intangible assets, net of accumulated amortization
 of $91,829 in 2000 and $51,231 in 1999.............   2,194,710     1,863,372
                                                      ----------    ----------
                                                      $5,204,413    $4,425,023
                                                      ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable..................................  $  251,120    $  212,565
  Debt..............................................   2,801,333     2,266,148
  Deferred taxes....................................     163,520        81,229
  Accrued expenses and other liabilities............     188,727       171,807
                                                      ----------    ----------
    Total liabilities...............................   3,404,700     2,731,749
Commitments and contingencies
Stockholder's equity:
  Common stock--$0.01 par value, 3,000 shares
   authorized, 1,000 shares issued and outstanding..
  Additional paid-in capital........................   1,507,509     1,507,330
  Retained earnings.................................     291,783       185,627
  Accumulated other comprehensive income............         421           317
                                                      ----------    ----------
    Total stockholder's equity......................   1,799,713     1,693,274
                                                      ----------    ----------
                                                      $5,204,413    $4,425,023
                                                      ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Nine Months Ended    Three Months Ended
                                       September 30,         September 30,
                                   ---------------------- --------------------
                                      2000        1999      2000       1999
                                   ----------  ---------- ---------  ---------
                                                (In thousands)
Revenues:
 Equipment rentals...............  $1,522,131  $1,112,244 $ 610,499  $ 468,942
 Sales of rental equipment.......     254,977     159,803    99,806     72,609
 Sales of equipment and
  merchandise and other
  revenues.......................     390,833     292,542   148,728    127,067
                                   ----------  ---------- ---------  ---------
Total revenues...................   2,167,941   1,564,589   859,033    668,618
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation.........     659,876     476,321   263,262    197,175
 Depreciation of rental
  equipment......................     246,537     200,761    87,502     76,694
 Cost of rental equipment sales..     149,738      92,457    58,570     42,538
 Cost of equipment and
  merchandise sales and other
  operating costs................     293,304     220,016   108,995     95,232
                                   ----------  ---------- ---------  ---------
Total cost of revenues...........   1,349,455     989,555   518,329    411,639
                                   ----------  ---------- ---------  ---------
Gross profit.....................     818,486     575,034   340,704    256,979
Selling, general and
 administrative expenses.........     335,461     248,194   124,492     98,333
Non-rental depreciation and
 amortization....................      57,100      40,828    19,945     15,971
                                   ----------  ---------- ---------  ---------
Operating income.................     425,925     286,012   196,267    142,675
Interest expense.................     167,268      93,400    61,058     42,094
Other (income) expense, net......        (796)      8,650      (484)      (332)
                                   ----------  ---------- ---------  ---------
Income before provision for
 income taxes ...................     259,453     183,962   135,693    100,913
Provision for income taxes.......     107,722      75,320    56,313     41,360
                                   ----------  ---------- ---------  ---------
Net income ......................  $  151,731  $  108,642 $  79,380  $  59,553
                                   ==========  ========== =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                            Common Stock
                          ---------------- Additional                             Accumulated
                           Number           Paid-In   Retained  Comprehensive Other Comprehensive
                          of Shares Amount  Capital   Earnings     Income           Income
                          --------- ------ ---------- --------  ------------- -------------------
                                  (In thousands, except share data)

Balance, December 31,
 1999...................    1,000          $1,507,330 $185,627                       $317
Comprehensive income:
 Net income.............                               151,731    $151,731
 Other comprehensive
  income:
  Foreign currency
   translation
   adjustments..........                                               104            104
                                                                  --------
Comprehensive income....                                          $151,835
                                                                  ========
Contributed capital from
 parent.................                          179
Dividend distributions
 to parent..............                               (45,575)
                            -----    ---   ---------- --------                       ----
Balance, September 30,
 2000...................    1,000          $1,507,509 $291,783                       $421
                            =====    ===   ========== ========                       ====



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                         2000        1999
                                                       ---------  -----------
                                                          (In thousands)
Cash Flows From Operating Activities:
Net income............................................ $ 151,731  $   108,642
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization........................   303,637      244,553
 Gain on sales of rental equipment....................  (105,239)     (67,346)
 Deferred taxes.......................................    84,419       44,257
 Changes in operating assets and liabilities:
 Accounts receivable..................................   (68,607)    (116,783)
 Inventory............................................    12,444      (23,242)
 Prepaid expenses and other assets....................   (76,848)     (40,666)
 Accounts payable.....................................    17,884      150,292
 Accrued expenses and other liabilities...............   (34,549)      56,235
                                                       ---------  -----------
   Net cash provided by operating activities..........   284,872      355,942
Cash Flows From Investing Activities:
Purchases of rental equipment.........................  (681,099)    (580,496)
Purchases of property and equipment...................   (94,544)     (46,807)
Proceeds from sales of rental equipment...............   254,977      159,803
Payments of contingent purchase price.................   (12,748)      (7,194)
Purchases of other companies..........................  (304,232)    (905,267)
                                                       ---------  -----------
   Net cash used in investing activities..............  (837,646)  (1,379,961)
Cash Flows From Financing Activities:
Proceeds from debt....................................   579,080      905,702
Payments of debt......................................  (131,382)    (360,683)
Proceeds from sale-leaseback..........................   165,511
Payments of financing costs...........................    (7,239)     (11,341)
Capital contributions by parent.......................       179      522,969
Dividend distributions to parent......................   (45,575)     (14,625)
                                                       ---------  -----------
   Net cash provided by financing activities..........   560,574    1,042,022
                                                       ---------  -----------
Effect of foreign exchange rates......................       104          139
Net increase in cash and cash equivalents.............     7,904       18,142
Cash and cash equivalents at beginning of period......    23,811       20,410
                                                       ---------  -----------
Cash and cash equivalents at end of period............ $  31,715  $    38,552
                                                       =========  ===========
Supplemental disclosure of cash flow information:
Cash paid for interest................................ $ 165,000  $    79,242
Cash paid for income taxes............................ $  67,210  $    15,870
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired......................... $ 492,944  $ 1,355,288
 Liabilities assumed..................................  (123,515)    (440,626)
 Less:
   Amounts paid through issuance of debt..............   (65,197)      (9,395)
                                                       ---------  -----------
     Net cash paid.................................... $ 304,232  $   905,267
                                                       =========  ===========

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

  The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  In June 2000, the FASB issued of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This standard amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties. The Company will adopt SFAS No. 138 on January 1, 2001 and it is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Reclassifications

  Certain prior year balances have been reclassified to conform to the 2000 presentation.

2. Acquisitions

  During the nine months ended September 30, 2000, the Company completed 48 acquisitions that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

  The aggregate initial consideration paid by the Company for such acquisitions that were accounted for as purchases was $313.0 million and consisted of approximately $247.8 million in cash and $65.2 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $54.4 million.

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

                             UNITED RENTALS, INC.

  The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the nine months ended September 30, 2000 and 1999 as though (i) each acquisition summarized above which was consummated during the nine months ended September 30, 2000, was made on January 1, 2000, in the case of the results for the nine months ended September 30, 2000, and
(ii) each acquisition which was consummated during the period January 1, 1999 to September 30, 2000 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K was made on January 1, 1999 in the case of the results for the nine months ended September 30, 1999 (in thousands, except per share data):

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
     Revenues............................................ $2,312,213 $2,038,793
     Net income..........................................    144,715    115,976
     Basic earnings per share............................ $     2.03 $     1.65
     Diluted earnings per share.......................... $     1.54 $     1.25

  The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3. Revolving Credit Facility

  The Company has a credit facility (the "Credit Facility") which enables URI to borrow up to $827.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $827.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. There was $641.5 million outstanding under the Credit Facility at September 30, 2000.

                              UNITED RENTALS, INC.

4. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      Nine Months     Three Months
                                                         Ended            Ended
                                                    September  30,   September  30,
                                                   ----------------- ---------------
                                                     2000     1999    2000    1999
                                                   -------- -------- ------- -------
   Numerator:
     Net income..................................  $140,001 $ 98,319 $75,391 $56,208
     Plus: preferred dividends of a subsidiary
      trust, net of taxes........................     8,544            2,841   2,876
                                                   -------- -------- ------- -------
     Income available to common stockholders.....  $148,545 $ 98,319 $78,232 $59,084
                                                   ======== ======== ======= =======
   Denominator:
     Denominator for basic earnings per share--
      weighted-average shares....................    71,319   70,854  70,286  71,936
     Effect of dilutive securities:
       Employee stock options....................     1,483    5,346   2,178   4,121
       Warrants..................................     2,729    4,228   3,193   4,012
       Series A perpetual convertible preferred
        stock....................................    12,000   12,000  12,000  12,000
       Series B perpetual convertible preferred
        stock....................................     5,000       18   5,000      54
     Company-obligated mandatorily redeemable
      convertible preferred securities of a
      subsidiary trust...........................     6,876            6,876   6,876
                                                   -------- -------- ------- -------
     Denominator for diluted earnings per share--
      adjusted weighted-average shares...........    99,407   92,446  99,533  98,999
                                                   ======== ======== ======= =======
   Basic earnings per share......................  $   1.96 $   1.39 $  1.07 $  0.78
                                                   ======== ======== ======= =======
   Diluted earnings per share....................  $   1.49 $   1.06 $  0.79 $  0.60
                                                   ======== ======== ======= =======

                             UNITED RENTALS, INC.

5. Condensed Consolidating Financial Information of Guarantor Subsidiaries

  Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Pursuant to a legal reorganization of URI, certain guarantor subsidiaries and subsidiaries of URI were combined for the purpose of simplifying the Company's legal entity structure. As a result of this legal reorganization, prior period amounts have been reclassified to conform to the current year presentation. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management has determined that such information would not be material to investors. However, condensed consolidating financial information as of September 30, 2000 and December 31, 1999 and for the nine and three months ended September 30, 2000 and 1999, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                September 30, 2000
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
ASSETS
Cash and cash equiva-
 lents..................              $   28,221   $   3,494                  $   31,715
Accounts receivable,
 net....................  $  226,666     287,512      35,625                     549,803
Intercompany receivable
 (payable)..............     525,331    (292,263)   (233,068)
Inventory...............      63,280      71,762       7,036                     142,078
Prepaid expenses and
 other assets...........      64,678                  59,353                     124,031
Rental equipment, net...     869,647     796,048     122,384                   1,788,079
Property and equipment,
 net....................     135,836     215,810      22,351                     373,997
Investment in subsidiar-
 ies....................   2,222,271                           $(2,222,271)
Intangible assets, net..     923,691   1,143,892     127,127                   2,194,710
                          ----------  ----------   ---------   -----------    ----------
                          $5,031,400  $2,250,982   $ 144,302   $(2,222,271)   $5,204,413
                          ==========  ==========   =========   ===========    ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......  $  229,362  $    9,871   $  11,887                  $  251,120
 Debt...................   2,769,007       4,928      27,398                   2,801,333
 Deferred income tax-
  es....................     161,121                   2,399                     163,520
 Accrued expenses and
  other liabilities.....      92,041      84,887      11,799                     188,727
                          ----------  ----------   ---------   -----------    ----------
   Total liabilities....   3,251,531      99,686      53,483                   3,404,700
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
  capital...............   1,488,086   1,830,354      65,651   $(1,876,582)    1,507,509
 Retained earnings......     291,783     320,942      24,747      (345,689)      291,783
 Accumulated other com-
  prehensive income.....                                 421                         421
                          ----------  ----------   ---------   -----------    ----------
   Total stockholder's
    equity..............   1,779,869   2,151,296      90,819    (2,222,271)    1,799,713
                          ----------  ----------   ---------   -----------    ----------
                          $5,031,400  $2,250,982   $ 144,302   $(2,222,271)   $5,204,413
                          ==========  ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                December 31, 1999
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
Assets
Cash and cash equiva-
 lents..................  $    3,689  $   16,414   $   3,708                  $   23,811
Accounts receivable,
 net....................     200,419     199,981      34,585                     434,985
Intercompany receivable
 (payable)..............     142,156      42,906    (185,062)
Inventory...............      56,086      64,253       9,134                     129,473
Prepaid expenses and
 other assets...........       1,020      18,296      17,809                      37,125
Rental equipment, net...     747,232     789,967     122,534                   1,659,733
Property and equipment,
 net....................     150,841     106,232      19,451                     276,524
Investment in subsidiar-
 ies....................   2,072,115                           $(2,072,115)
Intangible assets, net..     792,198     948,128     123,046                   1,863,372
                          ----------  ----------   ---------   -----------    ----------
                          $4,165,756  $2,186,177   $ 145,205   $(2,072,115)   $4,425,023
                          ==========  ==========   =========   ===========    ==========
Liabilities and Stock-
 holder's Equity
Liabilities:
 Accounts payable.......  $   71,995  $  120,511   $  20,059                  $  212,565
 Debt...................   2,231,923         380      33,845                   2,266,148
 Deferred income tax-
  es....................      80,476                     753                      81,229
 Accrued expenses and
  other liabilities.....     107,828      53,177      10,802                     171,807
                          ----------  ----------   ---------   -----------    ----------
   Total liabilities....   2,492,222     174,068      65,459                   2,731,749
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
 capital................   1,487,907   1,830,182      65,644   $(1,876,403)    1,507,330
 Retained earnings......     185,627     181,927      13,785      (195,712)      185,627
 Accumulated other com-
 prehensive income......                                 317                         317
                          ----------  ----------   ---------   -----------    ----------
   Total stockholder's
    equity..............   1,673,534   2,012,109      79,746    (2,072,115)    1,693,274
                          ----------  ----------   ---------   -----------    ----------
                          $4,165,756  $2,186,177   $ 145,205   $(2,072,115)   $4,425,023
                          ==========  ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                  For the Nine Months Ended September 30, 2000
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $622,474  $ 817,973     $81,684                  $1,522,131
  Sales of rental equip-
   ment.................   114,596    122,502      17,879                     254,977
  Sales of equipment and
   merchandise and other
   revenues.............   195,195    171,551      24,087                     390,833
                          --------  ---------     -------     ---------    ----------
Total revenues..........   932,265  1,112,026     123,650                   2,167,941
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........   260,097    363,522      36,257                     659,876
  Depreciation of rental
   equipment............   114,571    117,599      14,367                     246,537
  Cost of rental equip-
   ment sales...........    65,711     72,951      11,076                     149,738
  Cost of equipment and
   merchandise sales and
   other operating
   costs................   154,807    118,908      19,589                     293,304
                          --------  ---------     -------     ---------    ----------
Total cost of revenues..   595,186    672,980      81,289                   1,349,455
                          --------  ---------     -------     ---------    ----------
Gross profit............   337,079    439,046      42,361                     818,486
Selling, general and ad-
 ministrative expenses..   133,951    183,312      18,198                     335,461
Non-rental depreciation
 and amortization.......    25,639     27,390       4,071                      57,100
                          --------  ---------     -------     ---------    ----------
Operating income........   177,489    228,344      20,092                     425,925
Interest expense........   165,547        224       1,497                     167,268
Other (income) expense,
 net....................     8,943     (9,987)        248                        (796)
                          --------  ---------     -------     ---------    ----------
Income before provision
 for income taxes ......     2,999    238,107      18,347                     259,453
Provision for income
 taxes..................     1,245     99,092       7,385                     107,722
                          --------  ---------     -------     ---------    ----------
Income before equity in
 net earnings
 of subsidiaries........     1,754    139,015      10,962     $(149,977)        1,754
Equity in net earnings
 of subsidiaries........   149,977                                            149,977
                          --------  ---------     -------     ---------    ----------
Net income..............  $151,731  $ 139,015     $10,962     $(149,977)   $  151,731
                          ========  =========     =======     =========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                  For the Nine Months Ended September 30, 1999
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $431,056   $615,708     $65,480                  $1,112,244
  Sales of rental equip-
   ment.................    69,185     81,430       9,188                     159,803
  Sales of equipment and
   merchandise and other
   revenues.............   144,821    123,940      23,781                     292,542
                          --------   --------     -------      --------    ----------
Total revenues..........   645,062    821,078      98,449                   1,564,589
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........   186,211    260,137      29,973                     476,321
  Depreciation of rental
   equipment............    86,130    103,508      11,123                     200,761
  Cost of rental equip-
   ment sales...........    40,271     46,727       5,459                      92,457
  Cost of equipment and
   merchandise sales and
   other operating
   costs................   113,403     88,250      18,363                     220,016
                          --------   --------     -------      --------    ----------
Total cost of revenues..   426,015    498,622      64,918                     989,555
                          --------   --------     -------      --------    ----------
Gross profit............   219,047    322,456      33,531                     575,034
Selling, general and ad-
 ministrative expenses..    77,828    156,143      14,223                     248,194
Non-rental depreciation
 and amortization.......    18,300     19,984       2,544                      40,828
                          --------   --------     -------      --------    ----------
Operating income........   122,919    146,329      16,764                     286,012
Interest expense........    92,053        617         730                      93,400
Other (income) expense,
 net....................     7,477      1,635        (462)                      8,650
                          --------   --------     -------      --------    ----------
Income before provision
 for income taxes.......    23,389    144,077      16,496                     183,962
Provision for income
 taxes..................     9,589     58,363       7,368                      75,320
                          --------   --------     -------      --------    ----------
Income before equity in
 net earnings
 of subsidiaries........    13,800     85,714       9,128      $(94,842)       13,800
Equity in net earnings
 of subsidiaries........    94,842                                             94,842
                          --------   --------     -------      --------    ----------
Net income..............  $108,642   $ 85,714     $ 9,128      $(94,842)   $  108,642
                          ========   ========     =======      ========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                 For the Three Months Ended September 30, 2000
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $243,673   $333,433     $33,393                   $610,499
  Sales of rental equip-
   ment.................    40,112     54,187       5,507                     99,806
  Sales of equipment and
   merchandise and other
   revenues.............    83,154     57,350       8,224                    148,728
                          --------   --------     -------      --------     --------
Total revenues..........   366,939    444,970      47,124                    859,033
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........    97,780    152,133      13,349                    263,262
  Depreciation of rental
   equipment............    44,555     37,929       5,018                     87,502
  Cost of rental equip-
   ment sales...........    21,722     33,480       3,368                     58,570
  Cost of equipment and
   merchandise sales and
   other operating
   costs................    62,967     39,263       6,765                    108,995
                          --------   --------     -------      --------     --------
Total cost of revenues..   227,024    262,805      28,500                    518,329
                          --------   --------     -------      --------     --------
Gross profit............   139,915    182,165      18,624                    340,704
Selling, general and ad-
 ministrative expenses..    41,264     76,789       6,439                    124,492
Non-rental depreciation
 and amortization.......     7,727     10,793       1,425                     19,945
                          --------   --------     -------      --------     --------
Operating income........    90,924     94,583      10,760                    196,267
Interest expense........    60,930         29          99                     61,058
Other (income) expense,
 net....................     5,014     (5,565)         67                       (484)
                          --------   --------     -------      --------     --------
Income before provision
 for income taxes ......    24,980    100,119      10,594                    135,693
Provision for income
 taxes..................    10,367     41,827       4,119                     56,313
                          --------   --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........    14,613     58,292       6,475      $(64,767)      14,613
Equity in net earnings
 of subsidiaries........    64,767                                            64,767
                          --------   --------     -------      --------     --------
Net income..............  $ 79,380   $ 58,292     $ 6,475      $(64,767)    $ 79,380
                          ========   ========     =======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                 For the Three Months Ended September 30, 1999
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $184,742   $253,026     $31,174                   $468,942
  Sales of rental equip-
   ment.................    26,156     43,872       2,581                     72,609
  Sales of equipment and
   merchandise and other
   revenues.............    60,358     56,839       9,870                    127,067
                          --------   --------     -------      --------     --------
Total revenues..........   271,256    353,737      43,625                    668,618
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........    84,838     99,570      12,767                    197,175
  Depreciation of rental
   equipment............    35,172     36,612       4,910                     76,694
  Cost of rental equip-
   ment sales...........    15,875     25,128       1,535                     42,538
  Cost of equipment and
   merchandise sales and
   other operating
   costs................    43,486     44,098       7,648                     95,232
                          --------   --------     -------      --------     --------
Total cost of revenues..   179,371    205,408      26,860                    411,639
                          --------   --------     -------      --------     --------
Gross profit............    91,885    148,329      16,765                    256,979
Selling, general and ad-
 ministrative expenses..    14,813     78,682       4,838                     98,333
Non-rental depreciation
 and amortization.......     5,900      9,026       1,045                     15,971
                          --------   --------     -------      --------     --------
Operating income........    71,172     60,621      10,882                    142,675
Interest expense........    41,527        (10)        577                     42,094
Other (income) expense,
 net....................     8,425     (8,720)        (37)                      (332)
                          --------   --------     -------      --------     --------
Income before provision
 for income taxes.......    21,220     69,351      10,342                    100,913
Provision for income
 taxes..................     8,700     28,110       4,550                     41,360
                          --------   --------     -------      --------     --------
Income before equity in
 net earnings
 of subsidiaries........    12,520     41,241       5,792      $(47,033)      12,520
Equity in net earnings
 of subsidiaries........    47,033                                            47,033
                          --------   --------     -------      --------     --------
Net income..............  $ 59,553   $ 41,241     $ 5,792      $(47,033)    $ 59,533
                          ========   ========     =======      ========     ========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                   For the Nine Months Ended September 30, 2000
                          ----------------------------------------------------------------
                                       Guarantor   Non-guarantor
                             URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $(152,456)   $ 424,504     $ 12,824                  $ 284,872
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............   (194,651)    (467,912)     (18,536)                  (681,099)
 Purchases of property
  and equipment.........    (25,455)     (66,152)      (2,937)                   (94,544)
 Proceeds from sales of
  rental equipment......    114,596      122,502       17,879                    254,977
 Payments of contingent
  purchase price........     (1,521)     (11,227)                                (12,748)
 Purchases of other
  companies.............   (301,130)                   (3,102)                  (304,232)
                          ---------    ---------     --------       ------     ---------
   Net cash used in
    investing
    activities..........   (408,161)    (422,789)      (6,696)                  (837,646)
Cash flows from
 financing activities:
 Proceeds from debt.....    554,413       24,667                                 579,080
 Payments of debt.......   (110,361)     (14,575)      (6,446)                  (131,382)
 Proceeds from sale-
  leaseback.............    165,511                                              165,511
 Payments of financing
  costs.................     (7,239)                                              (7,239)
 Capital contributions
  by parent.............        179                                                  179
 Dividend distributions
  to parent.............    (45,575)                                             (45,575)
                          ---------    ---------     --------       ------     ---------
   Net cash provided by
    (used in)
    financing
    activities..........    556,928       10,092       (6,446)                   560,574
 Effect of foreign
  exchange rates........                                  104                        104
                          ---------    ---------     --------       ------     ---------
 Net increase
  (decrease) in cash
  and cash
  equivalents...........     (3,689)      11,807         (214)                     7,904
 Cash and cash
  equivalents at
  beginning of period...  $   3,689       16,414        3,708                     23,811
                          ---------    ---------     --------       ------     ---------
 Cash and cash
  equivalents at end of
  period................               $  28,221     $  3,494                  $  31,715
                          =========    =========     ========       ======     =========
Supplemental disclosure
 of cash flow
 information:
   Cash paid for
    interest............  $ 163,192    $     271     $  1,537                  $ 165,000
   Cash paid for income
    taxes...............  $  50,284    $   9,578     $  7,348                  $  67,210
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 488,060                  $  4,884                  $ 492,944
 Liabilities assumed....   (121,733)                   (1,782)                  (123,515)
 Less:
   Amounts paid through
    issuance of debt....    (65,197)                                             (65,197)
                          ---------    ---------     --------       ------     ---------
     Net cash paid......  $ 301,130                  $  3,102                  $ 304,232
                          =========    =========     ========       ======     =========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                    For the Nine Months Ended September 30, 1999
                          -----------------------------------------------------------------
                                        Guarantor   Non-guarantor
                             URI      Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ----------  ------------- ------------- ------------ ------------
                                                   (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $ (141,151)   $ 396,108     $ 100,985                $   355,942
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............     (85,008)    (426,585)      (68,903)                  (580,496)
 Purchases of property
  and equipment.........     (10,100)     (31,344)       (5,363)                   (46,807)
 Proceeds from sales of
  rental equipment......      69,185       81,430         9,188                    159,803
 Payments of contingent
  purchase price........        (600)      (4,895)       (1,699)                    (7,194)
 Purchases of other
  companies.............    (865,222)                   (40,045)                  (905,267)
                          ----------    ---------     ---------       ---      -----------
   Net cash used in
    investing
    activities..........    (891,745)    (381,394)     (106,822)                (1,379,961)
Cash flows from
 financing activities:
 Proceeds from debt.....     887,588        9,057         9,057                    905,702
 Payments of debt.......    (353,469)      (5,410)       (1,804)                  (360,683)
 Payments of financing
  costs.................     (11,341)                                              (11,341)
 Capital contributions
  by parent.............     522,969                                               522,969
 Dividend distributions
  to parent.............     (14,625)                                              (14,625)
                          ----------    ---------     ---------       ---      -----------
   Net cash provided by
    financing
    activities..........   1,031,122        3,647         7,253                  1,042,022
 Effect of foreign
  exchange rates........                                    139                        139
                          ----------    ---------     ---------       ---      -----------
 Net increase
  (decrease) in cash
  and
  cash equivalents......      (1,774)      18,361         1,555                     18,142
 Cash and cash
  equivalents at
  beginning of period...  $    1,774       16,257         2,379                     20,410
                          ----------    ---------     ---------       ---      -----------
 Cash and cash
  equivalents at end of
  period................                $  34,618     $   3,934                $    38,552
                          ==========    =========     =========       ===      ===========
Supplemental disclosure
 of cash flow
 information:
   Cash paid for
    interest............  $   78,427    $     106     $     709                $    79,242
   Cash paid for income
    taxes...............  $   12,587    $   2,398     $     885                $    15,870
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $1,290,333                  $  64,955                $ 1,355,288
 Liabilities assumed....    (417,926)                   (22,700)                  (440,626)
 Less:
   Amounts paid through
    issuance of debt....      (7,185)                    (2,210)                    (9,395)
                          ----------    ---------     ---------       ---      -----------
     Net cash paid......  $  865,222                  $  40,045                $   905,267
                          ==========    =========     =========       ===      ===========

6. Subsequent Event

  In October 2000, the Company increased its borrowing under an existing term loan from a financial institution by $100.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion reviews the Company's operations for the nine and three months ended September 30, 2000 and 1999 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1999 Annual Report on Form 10-K.

General

  United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, United Rentals (North America), Inc. ("URI"), and subsidiaries of URI.

  The acquisitions completed by the Company during 2000 and 1999 were accounted for as "purchases" and the results of operations of the acquired businesses are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 2000 and 1999 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such period are not directly comparable.

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

  Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and
(iii) the amortization of intangible assets. The Company's intangible assets include non-compete agreements and goodwill, which represents the excess of the purchase price of acquired companies over the estimated fair market value of the net assets acquired.

Results of Operations

 Nine Months Ended September 30, 2000 and 1999

  Revenues. Total revenues for the nine months ended September 30, 2000 were $2,167.9 million, representing an increase of 38.6% over total revenues of $1,564.6 million for the nine months ended September 30, 1999. The Company's revenues in the first nine months of 2000 and 1999 were attributable to: (i) equipment rental ($1,522.1 million, or 70.2% of revenues, in the first nine months of 2000 compared to $1,112.2 million, or 71.1% of revenues, in the first nine months of 1999), (ii) sales of rental equipment ($255.0 million, or 11.8% of revenues, in the first nine months of 2000 compared to $159.8 million, or 10.2% of revenues, in the first nine months of 1999) and (iii) sales of equipment and merchandise and other revenues ($390.8 million, or 18.0% of revenues, in the first nine months of 2000 compared to $292.5 million, or 18.7% of revenues, in the first nine months of 1999).

  The 38.6% increase in total revenues in the first nine months of 2000 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 16.0 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 22.6 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (c) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $818.5 million in the first nine months of 2000 from $575.0 million in the first nine months of 1999. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the first nine months of 2000 and 1999 was: (i) equipment rental (40.5% in the first nine months of 2000 and 39.1% in the first nine months of 1999), (ii) sales of rental equipment (41.3% in the first nine months of 2000 and 42.1% in the first nine months of 1999) and (iii) sales of equipment and merchandise and other revenues (25.0% in the first nine months of 2000 and 24.8% in the first nine months of 1999). The increase in the gross profit margin from rental revenues in the first nine months of 2000 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in the first nine months of 2000 reflected the sale of more late-model used equipment which generally generates lower gross profit margins than older equipment.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $335.5 million, or 15.5% of total revenues, during the first nine months of 2000 and $248.2 million, or 15.9% of total revenues, during the first nine months of 1999. SG&A in the first nine months of 1999 includes an $8.3 million charge primarily due to professional fees incurred in connection with a terminated tender offer. Excluding this charge, SG&A as a percentage of revenues was 15.3% in the first nine months of 1999.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $62.6 million, or 2.9% of total revenues, in the first nine months of 2000 and $43.2 million, or 2.8% of total revenues, in the first nine months of 1999.

  Interest Expense. Interest expense increased to $167.3 million in the first nine months of 2000 from $93.5 million in the first nine months of 1999. This increase primarily reflected (i) an increase in the Company's indebtedness, principally to fund acquisitions, and (ii) an increase in the interest rates applicable to the Company's variable rate debt.

  Preferred Dividends of a Subsidiary Trust. During the first nine months of 2000 and 1999, preferred dividends of a subsidiary trust of Holdings were $14.6 million.

  Other (Income) Expense. Other income was $0.8 million in the first nine months of 2000 compared to $8.8 million of other expense in the first nine months of 1999. The other expense in the first nine months of 1999 was attributable to a $10.0 million charge that principally related to fees paid by the Company for a $2.0 billion financing commitment that was subsequently cancelled upon termination of a tender offer made by the Company in 1999.

  Income Taxes. Income taxes increased to $99.3 million, or an effective rate of 41.5%, in the first nine months of 2000 from $68.3 million, or an effective rate of 41.0%, in the first nine months of 1999.

 Three Months Ended September 30, 2000 and 1999

  Revenues. Total revenues for the three months ended September 30, 2000 were $859.0 million, representing an increase of 28.5% over total revenues of $668.6 million for the three months ended September 30, 1999. The Company's revenues in the three months ended September 30, 2000 and 1999 were attributable to: (i) equipment rental ($610.5 million, or 71.1% of revenues, in the three months September 30, 2000 compared to $468.9 million, or 70.1% of revenues, in the three months ended

September 30, 1999), (ii) sales of rental equipment ($99.8 million, or 11.6% of revenues, in the three months ended September 30, 2000 compared to $72.6 million, or 10.9% of revenues, in the three months ended September 30, 1999) and (iii) sales of equipment and merchandise and other revenues ($148.7 million, or 17.3% of revenues, in the three months ended September 30, 2000 compared to $127.1 million, or 19.0% of revenues, in the three months ended September 30, 1999).

  The 28.5% increase in total revenues in the three months ended September 30, 1999 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 15.2 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 13.3 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (c) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $340.7 million in the three months ended September 30, 2000 from $257.0 million in the three months ended September 30, 1999. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the three months ended September 30, 2000 and 1999 was: (i) equipment rental (42.5% in the three months ended September 30, 2000 and 41.6% in the three months ended September 30, 1999), (ii) sales of rental equipment (41.3% in the three months ended September 30, 2000 and 41.4% in the three months ended September 30, 1999) and (iii) sales of equipment and merchandise and other revenues (26.7% in the three months ended September 30, 2000 and 25.1% in the three months ended September 30, 1999). The increase in the gross profit margin from rental revenues in the three months ended September 30, 2000 was primarily attributable to greater equipment utilization rates and to economies of scale. The increase in the gross profit margin from sales of equipment and merchandise and other revenue in the three months ended September 30, 2000 primarily reflected the benefits of greater purchasing power and a shift in the sales mix to higher margin items.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $124.5 million, or 14.5% of total revenues, during the three months ended September 30, 2000 and $98.3 million, or 14.7% of total revenues, during the three months ended September 30, 1999.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $21.9 million, or 2.6% of total revenues, in the three months ended September 30, 2000 and $16.7 million, or 2.5% of total revenues, in the three months ended September 30, 1999.

  Interest Expense. Interest expense increased to $61.1 million in the three months ended September 30, 2000 from $42.2 million in the three months ended September 30, 1999. This increase primarily reflected (i) an increase in the Company's indebtedness, principally to fund acquisitions, and (ii) an increase in the interest rates applicable to the Company's variable rate debt.

  Preferred Dividends of a Subsidiary Trust. During the three months ended September 30, 2000 and 1999, preferred dividends of a subsidiary trust of Holdings were $4.9 million.

  Other (Income) Expense. Other income was $0.5 million in the three months ended September 30, 2000 compared with $0.4 million in the three months ended September 30, 1999.

  Income Taxes. Income taxes increased to $53.5 million, or an effective rate of 41.5%, in the three months ended September 30, 2000 from $39.1 million, or an effective rate of 41.0%, in the three months ended September 30, 1999.

Liquidity and Capital Resources

  Recent Financing

  In June 2000, URI obtained a $100.0 million term loan from a financial institution (the "Term Loan D"). In October 2000, URI obtained an additional $100.0 million under the existing Term Loan D. The Term Loan D matures in June 2006. Prior to maturity, quarterly installments of principal are due on the last day of each calendar quarter, in the amount of $0.25 million on September 30, 2000 and in the amount of $0.5 million commencing December 31, 2000 to maturity. The amount due at maturity is $188.5 million. The Term Loan D accrues interest, at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (which is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin of 2.5% per annum. The Term Loan D is secured pari passu with the Company's revolving credit facility, and the agreement governing the Term Loan D contains restrictive covenants substantially similar to those provided under such credit facility.

  Sources and Uses of Cash

  During the first nine months of 2000, the Company (i) generated cash from operations of approximately $292.6 million, (ii) generated cash from the sale of rental equipment of approximately $255.0 million and (iii) obtained net proceeds from financing activities of approximately $573.6 million. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $304.2 million), (ii) purchase rental equipment (approximately $681.1 million) and (iii) purchase other property and equipment (approximately $112.2 million).

  Certain Balance Sheet Changes

  The acquisitions and the equipment purchases made by the Company in the first nine months of 2000 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in all asset and liability accounts at September 30, 2000 compared with December 31, 1999.

  Certain Information Concerning the Company's Credit Facility

  URI has a revolving credit facility (the "Credit Facility") that enables URI to borrow up to $827.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $827.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of November 8, 2000, there was $575.5 million of indebtedness outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $1.5 million). In May 2000, in connection with certain amendments to the agreement governing the Credit Facility, the Eurodollar Rate applicable to borrowings under the Credit Facility was increased by 0.25%.

  Cash Requirements Related to Operations

  The Company's principal existing sources of cash are borrowings available under the Credit Facility ($250.5 million available as of November 8, 2000) and cash generated from operations.

  The Company expects that its principal needs for cash relating to its existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory of items offered for sale and (iii) debt service. The Company plans to fund such cash requirements relating to its existing operations from its existing sources of cash described above. The level of the Company's expenditures for rental equipment over the next 12 months will depend on a number of factors, including overall demand for equipment rental, the market for used equipment, and changes in general economic conditions affecting construction and industrial activity and interest rates. Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay debt principal of approximately $24.3 million during the period from October 1, 2000 to September 30, 2001.

  While emphasizing internal growth, the Company may also continue to expand through a disciplined acquisition program. The Company expects to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that the Company's existing sources of cash described above are not sufficient to fund such future acquisitions, the Company will require additional financing and, consequently, the Company's indebtedness may increase as the Company implements its growth strategy. There can be no assurance, however, that any additional financing will be available or, if available, will be on terms satisfactory to the Company.

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

Seasonality

  The Company's business is seasonal with demand for the Company's rental equipment tending to be lower in the winter months. The seasonality of the Company's business has been heightened by the Company's acquisition of businesses that specialize in renting traffic control equipment. These businesses tend to generate most of their revenues and profits in the second and third quarters of the year, slow down during the fourth quarter and operate at a loss during the first quarter.

Inflation

  Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

Recently Issued Accounting Standards

  In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--

Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This standard amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties. The Company will adopt SFAS No. 138 on January 1, 2001 and it is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

  . adverse weather conditions which may temporarily affect a particular region; or

  . funding for highway and other construction projects under government programs, such as the Transportation Equity Act for the 21st Century ("TEA-21"), does not reach expected levels.

  Dependence on Additional Capital to Finance Growth

  We may require additional capital in order to fully execute our growth strategy. Capital may be required for, among other purposes, purchasing rental equipment, completing acquisitions and establishing new rental locations. If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our ability to fully implement our growth strategy could be limited.

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

  . our recent acquisition of businesses that specialize in renting traffic control equipment, which tend to operate at a loss during the first quarter;

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

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

  Set forth below is certain information concerning sales by the Company of unregistered securities during the third quarter of 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

  1. In July 2000, the Company issued 3,172 shares of common stock to an executive officer pursuant to an employment agreement.

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

  3(d)   Form of Certificate of Designation for Series A Perpetual Convertible
         Preferred Stock (incorporated by reference to Exhibit 4(k) to the United Rentals, Inc. Registration Statement on Form S-3,
         No. 333-64463) together with a certificate of amendment thereto
         (incorporated by reference to exhibit A of United Rentals, Inc. Proxy
         Statement on Schedule 14A dated July 22, 1999).

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

  3(g) By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United
         Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998).

 10(a)   Amendment No. 1 to Employment Agreement with Robert Miner, dated as of
         August 2, 2000 (incorporated by reference to exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June
         30, 2000)

 27*     Financial Data Schedule
 27.1*   Financial Data Schedule

--------
 *Filed herewith.

(b)Reports on Form 8-K: none

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          United Rentals, Inc.

Dated: November 13, 2000                      /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: November 13, 2000                      /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)

                                          United Rentals (North America), Inc.

Dated: November 13, 2000                      /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: November 13, 2000                      /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)