Form 10-K
period 2000-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2001-03-22
CIK 1067701, 1047166

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

   For the fiscal year ended December 31, 2000.

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

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 12, 2001, there were 69,799,819 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of such common stock held by non-affiliates of the registrant at March 12, 2001 was approximately $800.0 million. Such aggregate market value was calculated by using the closing price of such common stock as of such date on the New York Stock Exchange of $18.67. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

    Documents incorporated by reference: Certain sections of the Proxy Statement of United Rentals, Inc. to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

    This combined Form 10-K is separately filed by (i) United Rentals, Inc. and
(ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in general instruction (I)(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

                            FORM 10-K REPORT INDEX

 10-K Part
and Item No.                                                                            Page No.
------------                                                                            --------

PART I





Item 1       Business..................................................................        1
Item 2       Properties................................................................        7
Item 3       Legal Proceedings.........................................................        8
Item 4       Submission of Matters to a Vote of Security Holders.......................        8

PART II





Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters.        8
Item 6       Selected Financial Data...................................................       10
Item 7       Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................       11
Item 7A      Quantitative and Qualitative Disclosures About Market Risk................       25
Item 8       Financial Statements and Supplementary Data...............................       27
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................       75

PART III





Item 10      Directors and Executive Officers of the Registrant........................       75
Item 11      Executive and Director Compensation.......................................       75
Item 12      Security Ownership of Certain Beneficial Owners and Management............       75
Item 13      Certain Relationships and Related Transactions............................       75

PART IV





Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........       75

    Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "on-track" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under
Item 7--"Management's Discussion and Analysis of Financial Condition and Result of Operations--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                    PART I

    Unless otherwise indicated, the information under Items 1 and 2 is as of March 1, 2001.

Item 1. Business

General

    United Rentals is the largest equipment rental company in North America with 755 locations in 47 states, seven Canadian provinces and Mexico. We offer for rent over 600 different types of equipment to more than 1.2 million customers, including construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. During 2000, we completed more than 8.4 million rental transactions.

    We have the largest fleet of rental equipment in the world, with over 500,000 units having an original purchase price of approximately $3.4 billion. Our fleet includes:

    . light to heavy construction and industrial equipment, such as aerial lifts, backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

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

   Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology systems allow each branch to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to: (1) market equipment within a cluster through multiple branches, (2) cross-market equipment specialties of different branches within each cluster, and (3) reduce costs by centralizing common functions such as payroll, accounts payable and credit and collection into 26 credit offices and three service centers. In 2000, approximately 10.7% of our rental revenue was attributable to equipment sharing among branches.

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

   Customer Diversity. Our customer base is highly diversified and ranges from Fortune 500 companies to small companies and homeowners. We estimate that our top ten customers accounted for approximately 2% of our revenues during 2000.

   Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 66 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them--within budgetary guidelines--to make day-to-day decisions concerning staffing, pricing, equipment purchasing and other branch matters. Management closely tracks branch, district and region performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. We promote equipment sharing among branches through our incentive compensation program, which links the compensation of branch personnel to their branch's financial performance and return on assets.

   Significant Purchasing Power. We purchase large amounts of equipment and other items, which enables us to negotiate favorable terms with our vendors. Our purchasing power is further increased by our ongoing efforts to narrow our vendor base. For example, we reduced the number of our primary equipment suppliers from 111 to 28 in 2000. This allowed us to lower our equipment purchase costs by approximately $150 million in 2000 and should enable us to save additional amounts in 2001. We expect to realize additional savings by similarly consolidating our merchandise suppliers and negotiating more favorable warranty terms with key vendors.

   National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with larger companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America and a single point of contact for all their equipment needs. Our National Account team currently includes 39 professionals. We currently have over 1,300 National Account customers, including more than 700 new accounts added in 2000. Our revenues from National Account customers increased to approximately $244.8 million in 2000 from $89.1 million in the prior year.

   Information Technology Systems. Our information technology systems facilitate rapid and informed decision making and permit us to respond quickly to changing market conditions. Our systems provide management with a wide range of operating and financial data, enable our branches to manage a wealth of information, such as customer requirements, equipment availability, and maintenance histories, and give our customers online access to their accounts. Our systems also enable branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. We have an in-house team of approximately 100 information technology specialists that supports our systems and extends them to new locations. We also have a subsidiary that is the leading provider of proprietary software to the equipment rental industry for use in managing and operating multiple branch locations. Our software includes the Rentalman(TM) system developed by this subsidiary.

   Risk Management and Safety Programs. We place great emphasis on risk reduction and safety and believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 43 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs, and managing any claims against us. Our insurance and claims costs were approximately 48% below the national average for comparable industries in 2000, resulting in significant cost savings.

Industry Background

    Industry Size and Growth. The U.S. equipment rental industry has grown from about $6 billion in annual rental revenues in 1990 to over $25 billion in 2000, representing a compound annual growth rate of approximately 14.5%. This information is based on data reported by Manfredi & Associates, Inc. In addition to reflecting general economic growth, we believe that the growth in the equipment rental industry is being driven by the following trends:

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

Corporate Background

    We began operations in October 1997 and have grown through a combination of internal growth, acquisitions and the opening of new rental locations. In September 1998, we merged with U.S. Rentals, Inc. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

Products and Services

    We offer for rent a wide variety of equipment to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. We also sell used equipment, act as a dealer for many types of new equipment, and sell related merchandise, parts and service. In addition, we have a subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

    For financial information concerning our foreign and domestic operations, see Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this report.

    Equipment Rental

    We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis. The types of equipment that we offer include light to heavy construction and industrial equipment; traffic control equipment; trench safety equipment; equipment for sporting, corporate and other special events; and general tools and equipment.

    We believe that our equipment rental fleet is the largest in the world and one of the newest and best maintained. As of March 1, 2001, our fleet included over 500,000 units and had an original purchase price of approximately $3.4 billion and a weighted average age of approximately 26 months. We estimate that each of the following categories accounted for 10% or more of our equipment rental revenues in 2000: (i) aerial lift equipment (approximately 24%), (ii) earth moving equipment (approximately 13%) and (iii) forklifts (approximately 10%).

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

    New Equipment Sales

    We are a dealer for many leading equipment manufacturers. These include Genie Industries, Inc., JLG Industries, Inc., and SkyJack, Inc. (aerial lifts); Multiquip, Inc. (compaction equipment, generators, pumps and concrete equipment); Bomag and Wacker (compaction equipment); Sullair Corporation (compressors); Omniquip International (forklifts, skid-steer loaders and mini-excavators); Terex Corporation (off-road dump trucks and telehandlers); and Honda USA (pumps and generators). Typically, dealership agreements do not have a specific term and may be terminated at any time. The type of new equipment that we sell varies by location.

    Related Merchandise, Parts and Other Services

    At most of our locations, we sell equipment parts and a variety of supplies and merchandise that may be used with our rental equipment, such as saw blades, fasteners, drill bits, hard hats, gloves and other safety equipment. At some of our branches, we also offer repair and maintenance services for equipment that is owned by our customers.

    Our Rentalman(TM) Software

    We have a subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations. Seven of the ten largest equipment rental companies, including United Rentals, use the Rentalman(TM) software package developed by our subsidiary.

Customers

    Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. We estimate that no single customer accounted for more than 0.5% of our revenues during 2000 and that our top 10 customers accounted for approximately 2% of our revenues in 2000.

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

    Sales Force. As of March 1, 2001, we had a total of 2,495 salespeople, including 1,314 store-based customer service representatives and 1,181 field-based salespeople. Our sales force calls on existing and potential customers and assists our customers in planning for their equipment needs.

    National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. The National Account team closely coordinates its efforts with the local sales force in each area. Our National Account team currently includes 39 sales professionals.

    E-Rental Store(TM). Our customers can rent or buy equipment online 24 hours a day seven days a week at our E-Rental Store(TM), which is part of our web site. Our customers can also use our URdata(TM) application to access up-to-the-minute reports on their business activity with us.

    Advertising. We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.

Suppliers

    We have been making ongoing efforts to narrow our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 24% of our equipment purchases in 2000, and that our top 10 largest suppliers accounted for approximately 73% of our equipment purchases during that period.

Information Technology Systems

    We have advanced information technology systems which facilitate rapid and informed decision making and enable us to respond quickly to changing market conditions. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our AS/400 system located at our data center. All rental transactions are entered at these workstations and processed on a real-time basis. Personnel at each location are able to access the system 24 hours a day in order to determine equipment availability, monitor business activity on a real-time basis, and obtain a wide range of operating and financial data.

    Our information technology systems and our web site are supported by our in-house group of approximately 100 information technology specialists. This group trains our personnel at the branch location; upgrades and customizes our systems; provides hardware and technology support; operates a support desk to assist branch personnel in the day-to-day use of the systems; extends the systems to newly acquired locations; and manages our web site.

Competition

    The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe that, in general, large companies enjoy significant competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand. For additional information, see "Competitive Advantages".

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

Employees

    As of March 1, 2001, we had 14,795 employees. Of these employees, 4,163 are salaried personnel and 10,632 are hourly personnel. Collective bargaining agreements relating to 65 separate locations cover approximately 827 of our employees.

Item 2. Properties

    We currently operate 755 branch locations. Of these locations, 676 are in the United States, 78 are in Canada and one is in Mexico. The number of locations in each state or province is shown below.

      United States

          .Alabama (12)     .Louisiana (8)       .Oklahoma (7)
          .Alaska (4)       .Maine (2)           .Oregon (26)
          .Arizona (22)     .Maryland (19)       .Pennsylvania (18)
          .Arkansas (3)     .Massachusetts (11)  .Rhode Island (2)
          .California (102) .Michigan (6)        .South Carolina (11)
          .Colorado (17)    .Minnesota (15)      .South Dakota (9)
          .Connecticut (11) .Mississippi (1)     .Tennessee (9)
          .Delaware (5)     .Missouri (11)       .Texas (58)
          .Florida (38)     .Montana (1)         .Utah (11)
          .Georgia (20)     .Nebraska (8)        .Virginia (12)
          .Idaho (2)        .Nevada (16)         .Washington (33)
          .Illinois (17)    .New Hampshire (2)   .Wisconsin (9)
          .Indiana (12)     .New Jersey (9)      .Wyoming (2)
          .Iowa (12)        .New Mexico (5)
          .Kansas (5)       .New York (19)
          .Kentucky (7)     .North Carolina (24)
                            .North Dakota (10)
                            .Ohio (13)

                  Canada                 Mexico
                  .Alberta (2)           .Nuevo Leon (1)
                  .British Columbia (16)
                  .Manitoba (2)
                  .Newfoundland (9)
                  .Ontario (35)
                  .Quebec (12)
                  .Saskatchewan (2)

    Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate equipment service areas and storage areas.

    We own 98 of our rental locations and lease the other locations. Our leases provide for varying terms and include 24 leases that are on a month-to-month basis and 42 leases that provide for a remaining term of less than one year and do not provide a renewal option. We are currently negotiating renewals for most of the leases that provide for a remaining term of less than one year.

    We maintain a fleet of approximately 13,440 vehicles that is used for delivery, maintenance and sales functions. We own a portion of this fleet and lease a portion.

    Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 28,000 square feet under (1) a lease for approximately 12,000 square feet that extends until 2003 and (2) a lease for approximately 16,000 square feet that extends until 2004 (subject to extension rights).

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

Item 4. Submission of Matters to a Vote of Security Holders

    During the fourth quarter of 2000, no matter was submitted to a vote of the security holders of the Company.

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

                                            High   Low
                                           ------ ------
                        1999:
                           First Quarter.. $35.69 $26.13
                           Second Quarter.  33.25  25.13
                           Third Quarter..  31.00  21.75
                           Fourth Quarter.  21.94  14.31
                        2000:
                           First Quarter.. $21.25 $13.75
                           Second Quarter.  19.69  13.25
                           Third Quarter..  24.13  17.38
                           Fourth Quarter.  24.31  12.00


    As of March 12, 2001, there were approximately 246 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names."

Dividend Policy

    The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its Common Stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of certain agreements governing the Company's outstanding indebtedness, the Company is prohibited or restricted from paying dividends on its Common Stock. In addition, under Delaware law, the Company is prohibited from paying any dividends unless it has capital surplus or net profits available for this purpose. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Information Concerning the Credit Facility and Other Indebtedness."

Sales of Unregistered Securities During the Fourth Quarter of 2000

    Set forth below is a listing of all sales by the Company of unregistered equity securities during the fourth quarter of 2000. Unless otherwise indicated, (i) such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering and (ii) the sales were made by the Company without the assistance of any underwriters.

   1. In November 2000, the Company issued 2,459 shares of Common Stock to an executive officer pursuant to an employment agreement.

   2. In December 2000, the Company issued 761,905 shares of Common Stock as partial consideration for an acquisition.

Item 6. Selected Financial Data

    The data presented below with respect to the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Report and Item
7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                                                         Year Ended December 31,
                                                                          ------------------------------------------------------
                                                                            1996      1997       1998        1999       2000
                                                                          --------  --------  ----------  ---------- ----------
                                                                              (dollars in thousands, except per share data)
Income statement data:
Total revenues........................................................... $354,478  $489,838  $1,220,282  $2,233,628 $2,918,861
Total cost of revenues...................................................  241,445   340,546     796,834   1,408,710  1,830,291
                                                                          --------  --------  ----------  ---------- ----------
Gross profit.............................................................  113,033   149,292     423,448     824,918  1,088,570
Selling, general and administrative expenses.............................   54,721    70,835     195,620     352,595    454,330
Merger-related expenses..................................................                         47,178
Non-rental depreciation and amortization.................................    9,387    13,424      35,248      62,867     86,301
Termination cost of deferred compensation agreements.....................             20,290
                                                                          --------  --------  ----------  ---------- ----------
Operating income.........................................................   48,925    44,743     145,402     409,456    547,939
Interest expense.........................................................   11,278    11,847      64,157     139,828    228,779
Preferred dividends of a subsidiary trust................................                          7,854      19,500     19,500
Other (income) expense, net..............................................     (499)   (2,021)     (4,906)      8,321     (1,836)
                                                                          --------  --------  ----------  ---------- ----------
Income before provision for income taxes and extraordinary items.........   38,146    34,917      78,297     241,807    301,496
Provision for income taxes...............................................      420    29,508      43,499      99,141    125,121
                                                                          --------  --------  ----------  ---------- ----------
Income before extraordinary items........................................   37,726     5,409      34,798     142,666    176,375
Extraordinary items, net (1).............................................              1,511      21,337
                                                                          --------  --------  ----------  ---------- ----------
Net income............................................................... $ 37,726  $  3,898  $   13,461  $  142,666 $  176,375
                                                                          ========  ========  ==========  ========== ==========
Pro forma provision for income taxes before extraordinary items (2)...... $ 15,487  $ 14,176  $   44,386
Pro forma income before extraordinary items (2)..........................   22,659    20,741      33,911
Basic earnings before extraordinary items per share...................... $   1.67  $   0.12  $     0.53  $     2.00 $     2.48
Diluted earnings before extraordinary items per share.................... $   1.67  $   0.11  $     0.48  $     1.53 $     1.89
Basic earnings per share (3)............................................. $   1.67  $   0.08  $     0.20  $     2.00 $     2.48
Diluted earnings per share (3)........................................... $   1.67  $   0.08  $     0.18  $     1.53 $     1.89

Other financial data:
EBITDA (4)............................................................... $123,606  $160,554  $  403,738  $  761,230 $  962,371
Depreciation and amortization............................................   74,681    95,521     211,158     343,508    414,432
Dividends on common stock................................................
                                                                                               December 31,
                                                                          ------------------------------------------------------
                                                                            1996      1997       1998        1999       2000
                                                                          --------  --------  ----------  ---------- ----------
                                                                                          (dollars in thousands)
Balance sheet data:
Cash and cash equivalents................................................ $  2,906  $ 72,411  $   20,410  $   23,811 $   34,384
Rental equipment, net....................................................  235,055   461,026   1,143,006   1,659,733  1,732,835
Total assets.............................................................  381,228   826,010   2,634,663   4,497,738  5,123,933
Total debt...............................................................  214,337   264,573   1,314,574   2,266,148  2,675,367
Company-obligated mandatorily redeemable convertible preferred securities
 of a subsidiary trust...................................................                        300,000     300,000    300,000
Stockholders' equity.....................................................  105,420   446,388     726,230   1,397,486  1,545,943

--------
(1) The Company recorded an extraordinary item (net of income taxes) of $1.5 million in 1997 and an extraordinary item (net of income taxes) of $21.3 million in 1998. Such charge in 1997 resulted from the prepayment of certain debt by U.S. Rentals. Such charge in 1998 resulted from the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.
(2) U.S. Rentals was taxed as a Subchapter S Corporation until its initial public offering in February 1997, and another company acquired in a pooling-of-interests transaction was taxed as a Subchapter S Corporation until being acquired by the Company in 1998. In general, the income or loss of a Subchapter S Corporation is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma provision for income taxes before extraordinary items and pro forma income before extraordinary items reflect a provision for income taxes as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented.
(3) The Company's earnings during 1997 were impacted by $20.3 million of expenses relating to the termination of certain deferred compensation expenses in connection with U.S. Rentals' initial public offering, a $7.5 million charge to recognize deferred tax liabilities of U.S. Rentals and an extraordinary item (net of income taxes) of $1.5 million. The Company's earnings during 1998 were impacted by merger-related expenses of $47.2 million ($33.2 million net of taxes), a $4.8 million charge to recognize deferred tax liabilities of a company acquired in a pooling-of-interests transaction and an extraordinary item (net of income taxes) of $21.3 million. The Company's earnings during 1999 were impacted by $18.2 million ($10.8 million net of taxes) of expenses incurred related to a terminated tender offer. Excluding such amounts, (i) basic earnings per share for the years ended 1997, 1998 and 1999 would have been $0.70, $1.10 and $2.15, respectively, and (ii) diluted earnings per share for the years ended 1997, 1998 and 1999 would have been $0.66, $1.00 and $1.65, respectively.
(4) EBITDA is defined as net income (excluding (i) non-operating income and expense, (ii) a $20.3 million non-recurring charge incurred by U.S. Rentals in 1997 arising from the termination of deferred compensation agreements with certain executives, (iii) $47.2 million in merger-related expenses in 1998 related to the three acquisitions accounted for as poolings-of-interests, including the merger with U.S. Rentals, and (iv) $8.3 million of expenses that are included in selling, general and administrative expenses for 1999 and which related to a terminated tender offer), plus interest expense, income taxes and depreciation and amortization. EBITDA data is presented to provide additional information concerning the Company's ability to meet its future debt service obligations and capital expenditure and working capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles. Accordingly, EBITDA should not be considered an alternative to net income or cash flows as indicators of the Company's operating performance or liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. Certain of the statements contained in such discussion are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "on-track" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed below under "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Introduction

    The Company commenced equipment rental operations in October 1997 and has completed 245 acquisitions (through March 1, 2001), including the merger with U.S. Rentals (the "U.S. Rentals Merger") which was completed in September 1998.

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

    The other 242 acquisitions completed by the Company were accounted for as "purchases". The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 2000, 1999 and 1998 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

    United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, United Rentals (North America), Inc. ("URI"), and subsidiaries of URI.

General

    The Company primarily derives revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of rental equipment, (iii) the sale of equipment, and (iv) the sale of related merchandise and parts and other revenue.

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

Results of Operations

   Years Ended December 31, 2000 and 1999

    Revenues. Total revenues for 2000 were $2,918.9 million, representing an increase of 30.7% over total revenues of $2,233.6 million in 1999. The Company's revenues in 2000 and 1999 were attributable to: (i) equipment rental ($2,056.7 million, or 70.5% of revenues, in 2000 compared to $1,581.0 million, or 70.8% of revenues, in 1999), (ii) sales of rental equipment ($347.7 million, or 11.9% of revenues, in 2000 compared to $235.7 million, or 10.6% of revenues, in 1999) and (iii) sales of equipment and merchandise and other revenues ($514.5 million, or 17.6% of revenues, in 2000 compared to $416.9 million, or 18.7% of revenues, in 1999).

    The 30.7% increase in total revenues in 2000 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 12.9 percentage points) and (ii) the net effect of new rental locations acquired through acquisitions and the opening of start-up locations partially offset by locations sold or closed (which accounted for approximately
17.8 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and
(c) an increase in the sale of used equipment.

    Gross Profit. Gross profit increased to $1,088.6 million in 2000 from $824.9 million in 1999. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in 2000 and 1999 was: (i) equipment rental (39.9% in 2000 and 39.4% in 1999), (ii) sales of rental equipment (40.1% in 2000 and 42.0% in 1999) and (iii) sales of equipment and merchandise and other revenues (24.9% in 2000 and 24.6% in 1999). The increase in the gross profit margin from rental revenues in 2000 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in 2000 reflected the sale of more late-model used equipment which generally generates lower gross profit margins than older equipment.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $454.3 million, or 15.6% of total revenues, during 2000 and $352.6 million, or 15.8% of total revenues, during 1999. SG&A in 1999 included an $8.3 million charge primarily due to professional fees incurred in connection with a terminated tender offer. Excluding this charge, SG&A as a percentage of revenues was 15.4% in 1999.

    Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $86.3 million, or 3.0% of total revenues, in 2000 and $62.9 million, or 2.8% of total revenues, in 1999.

    Interest Expense. Interest expense increased to $228.8 million in 2000 from $139.8 million in 1999. This increase primarily reflected (i) an increase in the Company's indebtedness, principally to fund acquisitions, and (ii) an increase in the interest rates applicable to the Company's variable rate debt.

    Preferred Dividends of a Subsidiary Trust. During 2000 and 1999, preferred dividends of a subsidiary trust of Holdings were $19.5 million.

    Other (Income) Expense. Other income was $1.8 million in 2000 compared to $8.3 million of other expense in 1999. The other expense in 1999 was attributable to a $9.9 million charge that principally related to fees paid by the Company for a $2.0 billion financing commitment that was subsequently cancelled upon termination of a tender offer made by the Company in 1999.

    Income Taxes. Income taxes increased to $125.1 million, or an effective rate of 41.5%, in 2000 from $99.1 million, or an effective rate of 41.0%, in 1999.
   Years ended December 31, 1999 and 1998

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

    The 83.0% increase in total revenues in 1999 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 21.2 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 61.8 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment.

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

    Selling, General and Administrative Expenses. SG&A was $352.6 million, or 15.8% of total revenues, during 1999 and $195.6 million, or 16.0% of total revenues, during 1998. SG&A in 1999 includes an $8.3 million charge primarily due to professional fees incurred in connection with a terminated tender offer. Excluding this charge, SG&A as a percentage of revenues decreased to 15.4% in 1999, primarily due to certain economies of scale relating to the increase in revenues described above.

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

    Other (Income) Expense. Other expense was $8.3 million in 1999 compared with other income of $4.9 million in 1998. The increase in other expense in 1999 primarily reflected a $9.9 million charge that principally related to fees paid by the Company for a $2.0 billion financing commitment that was subsequently cancelled upon termination of a tender offer.

    Income Taxes. Income taxes increased to $99.1 million, or an effective rate of 41.0%, in 1999 from $43.5 million, or an effective rate of 55.6%, in 1998. During 1998, the Company's high effective tax rate reflected (i) the non-deductibility of $7.4 million for income tax purposes of certain merger-related expenses and (ii) a $4.8 million charge to recognize deferred tax liabilities of an acquired business, which was a Subchapter S Corporation prior to being acquired by the Company.

    Extraordinary Item. The Company recorded an extraordinary charge of $35.6 million ($21.3 million net of taxes) in 1998. This charge was incurred in connection with the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.

Liquidity and Capital Resources

    Financing Transactions in 2000

    Set forth below is certain information concerning certain financing transactions entered into by the Company during 2000.

    Term Loan D. URI obtained a $200.0 million term loan from a group of financial institutions. For additional information concerning this loan, see "--Certain Information Concerning the Credit Facility and Other
Indebtedness--Term Loan D."

    Receivables Securitization. In December 2000, the Company obtained $100.0 million through the securitization of certain of its accounts receivable. For additional information concerning this transaction, see "--Certain Information Concerning the Credit Facility and Other Indebtedness--Certain Other Secured Debt."

    Sale and Lease-Back Transactions. In 2000, the Company received an aggregate of $218.8 million of proceeds from equipment sale and lease-back transactions. For additional information concerning these transactions, see "--Certain Information Concerning Operating Leases."

    Sources and Uses of Cash

    During 2000, the Company (i) generated cash from operations of approximately $512.7 million, (ii) generated cash from the sale of rental equipment of approximately $347.7 million and (iii) generated cash from financing activities of approximately $468.1 million. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $347.3 million), (ii) purchase rental equipment (approximately $808.2 million), (iii) purchase other property and equipment (approximately $153.8 million) and (iv) purchase and retire the Company's Common Stock (approximately $31.0 million).

    Certain Balance Sheet Changes

    The Company's asset and liability accounts were all higher at December 31, 2000 than at December 31, 1999, other than accrued expenses and other liabilities which was lower. The general increase in the Company's asset and liability accounts primarily reflected the acquisitions and the equipment purchases made by the Company in 2000. The decrease in accrued expenses and other liabilities primarily reflected the refund of certain income tax payments.

    The decrease in additional paid-in capital at December 31, 2000 compared with December 31, 1999, primarily reflected the purchase and retirement of Common Stock offset in part by the issuance of Common Stock in connection with an acquisition.

    Cash Requirements Related to Operations

    The Company's principal existing sources of cash are borrowings available under its revolving credit facility ($407.1 million available as of March 6, 2001), cash generated from operations and cash generated from the sale of used equipment. For additional information concerning the Company's credit facility (the "Credit Facility"), see "--Certain Information Concerning the Credit Facility and Other Indebtedness--Credit Facility."

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

    The Company estimates that equipment expenditures over the next 12 months will be approximately $400 million for the existing operations of the Company. These expenditures are comprised of approximately (i) $150 million of expenditures in order to replace rental equipment sold, (ii) $200 million of discretionary expenditures to increase the size of the Company's rental fleet and (iii) $50 million of expenditures for the purchase of non-rental equipment. The Company expects that it will fund such expenditures from a combination of approximately $100 million of proceeds expected to be generated from the sale of used equipment, cash generated from operations and, if required, borrowings available under the Credit Facility.

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

    Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay debt principal of approximately $33.8 million during 2001.

    Certain Measures to Reduce Cash Requirements

    The Company, in response to softening economic conditions, has been focusing on measures to cut costs and reduce cash outlays. Some of the principal initiatives are discussed below.

    Reduce equipment purchases and supplement new equipment with used equipment. The Company, as described above, has budgeted $400 million for rental and other equipment expenditures over the next 12 months. This reflects a significant reduction from the $962 million that was expended in 2000.

    The Company believes that it may have the opportunity to purchase late-model used equipment at attractive prices. Accordingly, while continuing to purchase new equipment, the Company will also selectively purchase late-model used equipment. The Company estimates that over the next 12 months used equipment will account for 15-20% of its total equipment purchases.

    The Company plans to reduce the rate at which it invests in new equipment in 2001, which will cause the weighted average age of its fleet to increase from approximately 26 months to approximately 32 months. The Company believes that, because of the young age of its fleet, the Company's operations will not be adversely affected by this six month increase in average age. The Company also plans to reduce the rate at which it sells its used rental equipment in 2001 and, as a result, revenues from the sale of rental equipment are expected to be 70-75% lower in 2001 than in 2000.

    Close or Consolidate Under-Performing Branches. The Company is in the process of reviewing under-performing branches and expects that, over the next several months, a number of locations will be closed or consolidated with existing locations.

    Continue to Consolidate Suppliers. The Company reduced the number of its primary equipment suppliers from 111 to 28 in 2000. This allowed the Company to lower its purchase costs by approximately $150 million in 2000 and should enable the Company to save additional amounts in 2001. The Company is currently in the process of similarly consolidating its merchandise suppliers.

    Other Cost-Cutting Measures. The Company is seeking to reduce costs in a number of other ways, including reducing administrative expenses, consolidating credit and collection centers, and streamlining advertising.

Certain Projected Charges

    Branch Consolidation

    The Company, as described above, expects that over the next several months a number of underperforming locations will be closed or consolidated with other locations. The Company estimates that, as a result, it will incur a pre-tax charge in 2001 in the range of $20 million to $40 million, primarily relating to employee severance and vacating facilities.

    Debt Refinancing

    The Company is currently negotiating with various lenders to replace its existing credit facility and term loans. If this refinancing is completed, the Company estimates that it would record a pretax extraordinary charge in 2001 in the range of $16 million to $27 million, primarily relating to the write-off of financing fees.

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

Certain Information Concerning the Credit Facility and Other Indebtedness

    Credit Facility. URI has a credit facility (the "Credit Facility") which enables URI to borrow up to $827.5 million on a revolving basis and permits a Canadian subsidiary of URI (the "Canadian Subsidiary") to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian Subsidiary do not exceed $827.5 million). Up to $50.0 million of the Credit Facility is available in the form of letters of credit. The agreement governing the Credit Facility requires that the aggregate commitment shall be reduced on the last day of each calendar quarter, beginning September 30, 2001 and continuing through June 30, 2003, by an amount equal to $20.7 million. The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of March 6, 2001, there was $414.0 million of indebtedness outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $6.4 million).

    Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted Eurodollar Rate) plus a margin ranging from 1.200% to 1.875% per annum. Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 1.200% to 1.875% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 1.200% to 1.875% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $827.5 million aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

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

    The Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) maximum leverage, (b) the ratio of senior debt to cash flow, (c) minimum interest coverage ratio, (d) the ratio of funded debt to cash flow, and (e) the ratio of senior debt to tangible assets. The agreements governing the Credit Facility also contain various other covenants that restrict the Company's ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) pay dividends or make other restricted payments on its common stock and certain other securities and (iv) make acquisitions unless certain financial conditions are satisfied. In addition, the agreement governing the Credit Facility provides that failure by any two of Messrs. Jacobs, Milne, Nolan and Miner to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default unless replacement officers satisfactory to the lenders are appointed.

    Term Loan B. In July 1998, URI obtained a $250.0 million term loan (the "Term Loan B") from a group of financial institutions. The Term Loan B matures on June 30, 2005. Prior to maturity, quarterly installments of principal in the amount of $0.6 million are due on the last day of each calendar quarter, commencing September 30, 1999. The amount due at maturity is $235.6 million. The Term Loan B accrues interest, at the Company's option, at either (a) the Base Rate (as defined with respect to the Credit Facility) plus a margin of 0.375% per annum, or (b) the Eurodollar Rate (as defined with respect to the Credit Facility for borrowings by URI) plus a margin of 2.25% per annum. If at any time an event of default exists, the interest rate applicable to the Term Loan B will increase by 2% per annum. The Term Loan B is secured pari passu with the Credit Facility, Term Loan C and Term Loan D (described below). The agreement governing the Term Loan B contains restrictive covenants substantially similar to those provided under the Credit Facility.

    Term Loan C. In July 1999, URI obtained a $750.0 million term loan (the "Term Loan C") from a group of financial institutions. The Term Loan C matures in June 2006. Prior to maturity, quarterly installments of principal in the amount of $1.9 million are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $706.3 million. The Term Loan C accrues interest, at URI's option, at either (a) the Base Rate (as defined with respect to the Credit Facility) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (as defined with respect to the Credit Facility for borrowings by URI) plus a margin of 2.5% per annum. If at any time an event of default exists, the interest rate applicable to the Term Loan C will increase by 2% per annum. The Term Loan C is secured pari passu with the Credit Facility, Term Loan B and Term Loan D. The agreement governing the Term Loan C contains restrictive covenants substantially similar to those provided under the Credit Facility.

    Term Loan D. In June 2000, URI obtained a $100.0 million term loan from a financial institution (the "Term Loan D"). In October 2000, URI obtained an additional $100.0 million under the existing Term Loan D. The Term Loan D matures in June 2006. Prior to maturity, quarterly installments of principal are due on the last day of each calendar quarter, in the amount of $0.25 million on September 30, 2000 and in the amount of $0.5 million commencing December 31, 2000 to maturity. The amount due at maturity is $188.5 million. The Term Loan D accrues interest, at URI's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility) plus a margin of 2.5% per annum. If at any time an event of default exists, the interest rate applicable to the Term Loan D will increase by 2% per annum. The Term Loan D is secured pari passu with the Credit Facility, Term Loan B and Term Loan C. The agreement governing the Term Loan D contains restrictive covenants substantially similar to those provided under the Credit Facility.

    Receivables Securitization. In December 2000, the Company obtained $100.0 million through the securitization of certain of its accounts receivable. In the securitization, the Company transferred $203.0 million of its accounts receivable to a special purpose subsidiary (the "SPV") which in turn pledged those receivables to secure $100.0 million of borrowings that the SPV incurred to finance its acquisition of those receivables from the Company. These borrowings accrue interest at Credit Lyonnais' blended commercial paper rate plus a margin of 0.75% per annum. These borrowings are an obligation of the SPV and not of Holdings or URI, and the lenders' recourse in respect of the borrowings is generally limited to collections that the SPV receives on the receivables. Collections on the receivables are used to service the borrowings. Subject to certain conditions, collections from the receivables may also be used by the SPV from time to time until December 2003 to acquire additional accounts receivables from the Company that the SPV will pledge to the lenders to secure the borrowings.

    9 1/2% Senior Subordinated Notes. In May 1998, URI issued $200.0 million aggregate principal amount of 9 1/2% senior subordinated notes (the "9 1/2% Notes"), which are due June 1, 2008. The

9 1/2% Notes are unsecured. URI may, at its option, redeem the 9 1/2% Notes on or after June 1, 2003 at specified redemption prices which range from 104.75% in 2003 to 100.0% in 2006 and thereafter. In addition, on or prior to June 1, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/2% Notes, at a redemption price of 109.5%. The indenture governing the 9 1/2% Notes contains certain restrictive covenants, including (i) limitations on additional indebtedness, (ii) limitations on restricted payments, (iii) limitations on liens, (iv) limitations on dividends and other payment restrictions, (v) limitations on preferred stock of certain subsidiaries, (vi) limitations on transactions with affiliates, (vii) limitations on the disposition of proceeds of asset sales and
(viii) limitations on the ability of the Company to consolidate, merge or sell all or substantially all of its assets.

    8.80% Senior Subordinated Notes. In August 1998, URI issued $205.0 million aggregate principal amount of 8.80% senior subordinated notes (the "8.80% Notes"), which are due August 15, 2008. The 8.80% Notes are unsecured. URI may, at its option, redeem the 8.80% Notes on or after August 15, 2003 at specified redemption prices which range from 104.4% in 2003 to 100.0% in 2006 and thereafter. In addition, on or prior to August 15, 2001, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 8.80% Notes, at a redemption price of 108.8%. The indenture governing the 8.80% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

    9 1/4% Senior Subordinated Notes. In December 1998, URI issued $300.0 million aggregate principal amount of 9 1/4% senior subordinated notes (the "9 1/4% Notes"), which are due January 15, 2009. The 9 1/4% Notes are unsecured. URI may, at its option, redeem the 9 1/4% Notes on or after January 15, 2004 at specified redemption prices which range from 104.625% in 2004 to 100.0% in 2007 and thereafter. In addition, on or prior to January 15, 2002, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 9 1/4% Notes, at a redemption price of 109.25%. The indenture governing the 9 1/4% Notes contains restrictions substantially similar to those applicable to the 9 1/2% Notes.

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

    Other Debt. In addition to the debt described above, the Company had approximately $94.1 million of other debt outstanding as of December 31, 2000.

Certain Information Concerning Operating Leases

    The Company, from time to time, has entered into operating leases pursuant to which it leases, as lessee, equipment or real estate. Certain of these leases were entered into as part of sale and lease-back transactions, where the Company sells its equipment and then enters into an operating lease that provides for the Company to lease the equipment for a specified period. Sale and lease-back transactions in 2000 generated gross proceeds of $218.8 million and gave rise to $12.5 million of recognized gain and $4.0 million of deferred gain. For information concerning the lease payment obligations under the Company's operating leases, see Note 13 of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

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

   Other Preferred Securities

    In January 1999, Holdings sold 300,000 shares of its Series A Preferred. The outstanding shares of Series A Preferred are convertible into an aggregate of 12,000,000 shares of Holdings common stock, subject to adjustment (equivalent to a conversion price of $25 per share based upon the liquidation preference of $1,000 per share of Series A Preferred).

    In September 1999, Holdings sold 150,000 shares of its Series B Preferred. The outstanding shares of Series B Preferred are convertible into an aggregate of 5,000,000 shares of Holdings common stock, subject to adjustment (equivalent to a conversion price of $30 per share based upon the liquidation preference of $1,000 per share of Series B Preferred).

Fluctuations in Operating Results

    The Company expects that its revenues and operating results may fluctuate from quarter to quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed under "--Factors that May Influence Future Results and Accuracy of Forward Looking
Statements--Fluctuations of Operating Results." In addition, information concerning certain projected charges that may impact quarterly results over the near term is set forth under "--Certain Projected Charges."

    The Company is continually involved in the investigation and evaluation of potential acquisitions. In accordance with accounting principles generally accepted in the United States, the Company capitalizes certain direct out-of-pocket expenditures (such as legal and accounting fees) relating to potential or pending acquisitions. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any capitalized expenditures relating to any potential or pending acquisition that the Company determines will not be consummated. There can be no assurance that the Company in future periods will not be required to incur a charge against earnings in accordance with such policy, which charge, depending upon the magnitude thereof, could adversely affect the Company's results of operations.

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

Impact of Recently Issued Accounting Standards

    In June 1999, the Financial Accounting Standards Board (''FASB") issued Statement of Financial Accounting Standards (''SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 on January 1, 2001 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

    . the recent slow-down of the economy worsens or continues over the long-term;

    .   an increase in interest rates; or

    . adverse weather conditions which may temporarily affect a particular region.

    In addition, demand for our traffic control equipment may not reach projected levels in the event that funding for highway and other construction projects under government programs, such as the Transportation Equity Act for the 21st Century ("TEA-21"), does not reach expected levels.

    Fluctuations of Operating Results

    We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including:

    . seasonal rental patterns of our customers--with rental activity tending to be lower in the winter;

    . our recent acquisitions of businesses that specialize in renting traffic control equipment, which tend to operate at a loss during the first quarter;

    . the timing of expenditures for new equipment and the disposition of used equipment;

    . changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

    .   changes in the interest rates applicable to our floating rate debt;

    . if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; and

    . the possible need, from time to time, to take other write-offs or special charges due to a variety of occurrences, such as store consolidations or closings or the refinancing of existing indebtedness.

    Dependence on Additional Capital

    We may require additional capital for, among other purposes, purchasing rental equipment, completing acquisitions, and establishing new rental locations. If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our business could be adversely affected.

    Certain Risks Relating to Acquisitions

    The making of acquisitions entails certain risks, including:

    . acquired companies could have unrecorded liabilities that we fail to discover during our due diligence investigations;

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

    Liability and Insurance

    We are exposed to various possible claims relating to our business. These include claims relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

    . our coverage is subject to a deductible of $1.0 million and limited to a maximum of $98 million per occurrence;

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

    Dependence on Information Technology Systems

    Our ability to monitor and control our operations depends to a large extent on the proper functioning of our information technology systems. Any disruption in these systems or the failure of these systems to operate as expected could, depending on the magnitude and duration of the problem, adversely affect our business.

    Labor Matters

    Certain of our employees are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our business could be adversely affected.

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

    Interest Rate Risk. The Company periodically utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. At December 31, 2000, the Company had interest rate protection in the form of swap agreements with an aggregate notional amount of $200.0 million. The effect of these agreements is to limit the interest rate exposure to 8.75% on $200.0 million of Term Loan B.

    All borrowings under our $827.5 million Credit Facility bear interest at a variable rate of interest. The outstanding indebtedness under the Credit Facility was $337.0 million as of December 31, 2000. Our other variable rate debt primarily consists of a $246.9 million Term Loan B, a $748.1 million Term Loan C, a $198.1 Term Loan D and $100.0 million of receivables securitization described earlier. The weighted average interest rates applicable to our variable rate debt as of December 31, 2000 were (i) 7.8% for the Credit Facility, (ii) 8.80% for the Term Loan B, (iii) 9.26% for the Term Loan C, (iv) 9.18% for the Term Loan D and (v) 7.44% for the receivables securitization described earlier. Based upon the amount of variable debt that we had outstanding as of December 31, 2000 (approximately $1.63 billion in the aggregate), our net income would decrease by approximately $9.5 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the Credit Facility from time to time. For additional information concerning the terms of our variable rate debt, see Note 7 of the Notes to the Consolidated Financial Statements included elsewhere herein.

    Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the current level of our Canadian operations, a 10% change in this exchange rate would not have a material impact on our earnings. In addition, the Company periodically enters into foreign exchange contracts to hedge its transaction exposures. At December 31, 2000, the Company had no outstanding foreign exchange contracts. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
(1) Consolidated Financial Statements:

   Report of Independent Auditors...........................................................   28

   United Rentals, Inc. Consolidated Balance Sheets--December 31, 2000 and 1999.............   29

   United Rentals, Inc. Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................................................   30

   United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998.......................................................   31

   United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................................................   32

   Notes to Consolidated Financial Statements...............................................   34

   Report of Independent Auditors...........................................................   55

   United Rentals (North America), Inc. Consolidated Balance Sheets--December 31, 2000
     and 1999...............................................................................   56

   United Rentals (North America), Inc. Consolidated Statements of Operations for the years
     ended December 31, 2000, 1999 and 1998.................................................   57

   United Rentals (North America), Inc. Consolidated Statements of Stockholder's Equity for
     the years ended December 31, 2000, 1999 and 1998.......................................   58

   United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998.................................................   59

   Notes to Consolidated Financial Statements...............................................   60

(2) Financial Statement Schedules:

   Report of Independent Auditors on Financial Statement Schedules..........................   69

   Schedule I Condensed Financial Information of the Registrant.............................   70

   Schedule II Valuation and Qualifying Accounts............................................   74


    Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc.

    We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the management of United Rentals, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 23, 2001

                             UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                             December 31
                                                                        ----------------------
                                                                           2000        1999
                                                                        ----------  ----------
                                                                        (In thousands, except
                                                                             share data)

Assets
Cash and cash equivalents.............................................. $   34,384  $   23,811
Accounts receivable, net of allowance for doubtful accounts of $55,624
  and $58,376 at 2000 and 1999, respectively...........................    469,594     434,985
Inventory..............................................................    133,380     129,473
Prepaid expenses and other assets......................................    104,493      81,457
Rental equipment, net..................................................  1,732,835   1,659,733
Property and equipment, net............................................    422,239     304,907
Intangible assets, net of accumulated amortization of $108,066 and
  $51,231 at 2000 and 1999, respectively...............................  2,227,008   1,863,372
                                                                        ----------  ----------
                                                                        $5,123,933  $4,497,738
                                                                        ==========  ==========
Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable.................................................... $  260,155  $  242,946
   Debt................................................................  2,675,367   2,266,148
   Deferred taxes......................................................    206,243      81,229
   Accrued expenses and other liabilities..............................    136,225     209,929

                                                                        ----------  ----------
       Total liabilities...............................................  3,277,990   2,800,252
Commitments and contingencies
Company-obligated manditorily redeemable convertible preferred
  securities of a subsidiary trust.....................................    300,000     300,000
Stockholders' equity:
   Preferred stock--$.01 par value, 5,000,000 shares authorized:
     Series A perpetual convertible preferred stock--$300,000
       liquidation preference, 300,000 shares issued and outstanding
       in 2000 and 1999................................................          3           3
     Series B perpetual convertible preferred stock--$150,000
       liquidation preference, 150,000 shares issued and outstanding
       in 2000 and 1999................................................          2           2
   Common stock--$.01 par value, 500,000,000 shares authorized,
     71,065,707 shares issued and outstanding in 2000 and
     72,051,095 shares issued and outstanding in 1999..................        711         721
   Additional paid-in capital..........................................  1,196,324   1,216,968
   Retained earnings...................................................    355,850     179,475
   Accumulated other comprehensive (loss) income.......................     (6,947)        317

                                                                        ----------  ----------
       Total stockholders' equity......................................  1,545,943   1,397,486

                                                                        ----------  ----------
                                                                        $5,123,933  $4,497,738

                                                                        ==========  ==========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31
                                                                ----------------------------------------
                                                                    2000          1999         1998
                                                                 ----------    ----------   ----------
                                                                (in thousands, except per share amounts)
Revenues:
 Equipment rentals.............................................   $2,056,683    $1,581,026   $  895,466
 Sales of rental equipment.....................................      347,678       235,678      119,620
 Sales of equipment and merchandise and other revenues.........      514,500       416,924      205,196
                                                                ----------    ----------   ----------
Total revenues.................................................    2,918,861     2,233,628    1,220,282
Cost of revenues:
 Cost of equipment rentals, excluding depreciation.............      907,477       676,972      394,750
 Depreciation of rental equipment..............................      328,131       280,641      175,910
 Cost of rental equipment sales................................      208,182       136,678       66,136
 Cost of equipment and merchandise sales and other
   operating costs.............................................      386,501       314,419      160,038
                                                                ----------    ----------   ----------
Total cost of revenues.........................................    1,830,291     1,408,710      796,834
                                                                ----------    ----------   ----------
Gross profit...................................................    1,088,570       824,918      423,448
Selling, general and administrative expenses...................      454,330       352,595      195,620
Merger-related expenses........................................                                  47,178
Non-rental depreciation and amortization.......................       86,301        62,867       35,248
                                                                ----------    ----------   ----------
Operating income...............................................      547,939       409,456      145,402
Interest expense...............................................      228,779       139,828       64,157
Preferred dividends of a subsidiary trust......................       19,500        19,500        7,854
Other (income) expense, net....................................       (1,836)        8,321       (4,906)
                                                                ----------    ----------   ----------
Income before provision for income taxes and extraordinary item      301,496       241,807       78,297
Provision for income taxes.....................................      125,121        99,141       43,499
                                                                ----------    ----------   ----------
Income before extraordinary item...............................      176,375       142,666       34,798
Extraordinary item, net of tax benefit of $14,255..............                                  21,337
                                                                ----------    ----------   ----------
Net income.....................................................   $  176,375    $  142,666   $   13,461
                                                                ==========    ==========   ==========
Earnings per share--basic:
 Income before extraordinary item..............................   $     2.48    $     2.00   $     0.53
 Extraordinary item, net.......................................                                    0.33
                                                                ----------    ----------   ----------
 Net income....................................................   $     2.48    $     2.00   $     0.20
                                                                ==========    ==========   ==========
Earnings per share--diluted:
 Income before extraordinary item..............................   $     1.89    $     1.53   $     0.48
 Extraordinary item, net.......................................                                    0.30
                                                                ----------    ----------   ----------
 Net income....................................................   $     1.89    $     1.53   $     0.18
                                                                ==========    ==========   ==========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Series A        Series B
                                       Perpetual       Perpetual
                                      Convertible     Convertible
                                    Preferred Stock Preferred Stock    Common Stock
                                    --------------- --------------- ------------------

                                     Number          Number           Number           Additional             Compre-
                                       of              of               of               Paid-in   Retained   hensive
                                     Shares  Amount  Shares  Amount   Shares    Amount   Capital   Earnings   Income
                                    -------  ------ -------  ------ ----------  -----  ----------  --------  --------
                                                                  (In thousands, except share amounts)
Balance, December 31, 1997.........                                 56,239,375   $562  $  401,758  $ 44,068
  Comprehensive income:
   Net income......................                                                                  13,461  $ 13,461
   Other comprehensive income:
    Foreign currency translation
     adjustments...................                                                                              (281)
                                                                                                             --------
  Comprehensive income.............                                                                          $ 13,180
                                                                                                             ========
  Issuance of common stock and
   warrants........................                                 10,813,255    108     267,214
  Conversion of convertible notes..                                     30,947                461
  Cancellation of common stock.....                                   (137,600)    (1)          1
  Reclassification of Subchapter S
   accumulated earnings to paid-
   in-capital......................                                                        18,979   (18,979)
  Pooling-of-interests.............                                  1,456,997     15         (14)    1,795
  Exercise of common stock
   options.........................                                     25,025                619
  Subchapter S distributions of a
   pooled entity...................                                                                  (3,536)
                                                                    ----------  -----  ----------  --------
Balance, December 31, 1998.........                                 68,427,999    684     689,018    36,809
  Comprehensive income:
   Net income......................                                                                 142,666  $142,666
   Other comprehensive income:
    Foreign currency translation
     adjustments...................                                                                               598
                                                                                                             --------
  Comprehensive income.............                                                                          $143,264
                                                                                                             ========
  Issuance of Series A perpetual
   convertible preferred stock.....  300,000     $3                                       286,997
  Issuance of Series B perpetual
   convertible preferred stock.....                  150,000     $2                       143,798
  Issuance of common stock.........                                  2,291,568     23      64,678
  Exercise of common stock
   options.........................                                  1,331,528     14      32,477
                                    -------  ------ -------  ------ ----------  -----  ----------  --------
Balance, December 31, 1999.........  300,000      3  150,000      2 72,051,095    721   1,216,968   179,475
  Comprehensive income:
   Net income......................                                                                 176,375  $176,375
   Other comprehensive income:
    Foreign currency translation
     adjustments...................                                                                            (7,264)
                                                                                                             --------
  Comprehensive income.............                                                                          $169,111
                                                                                                             ========
  Issuance of common stock.........                                    773,320      8       9,867
  Exercise of common stock
   options.........................                                     26,307                421
  Shares repurchased and retired...                                 (1,785,015)   (18)    (30,932)
                                    -------  ------ -------  ------ ----------  -----  ----------  --------
Balance, December 31, 2000.........  300,000     $3  150,000     $2 71,065,707   $711  $1,196,324  $355,850
                                    =======  ====== =======  ====== ==========  =====  ==========  ========





                                     Accumulated
                                        Other
                                    Comprehensive
                                    (Loss) Income
                                    ------------

Balance, December 31, 1997.........
  Comprehensive income:
   Net income......................
   Other comprehensive income:
    Foreign currency translation
     adjustments...................      $  (281)

  Comprehensive income.............

  Issuance of common stock and
   warrants........................
  Conversion of convertible notes..
  Cancellation of common stock.....
  Reclassification of Subchapter S
   accumulated earnings to paid-
   in-capital......................
  Pooling-of-interests.............
  Exercise of common stock
   options.........................
  Subchapter S distributions of a
   pooled entity...................
                                    ------------
Balance, December 31, 1998.........         (281)
  Comprehensive income:
   Net income......................
   Other comprehensive income:
    Foreign currency translation
     adjustments...................          598

  Comprehensive income.............

  Issuance of Series A perpetual
   convertible preferred stock.....
  Issuance of Series B perpetual
   convertible preferred stock.....
  Issuance of common stock.........
  Exercise of common stock
   options.........................
                                    ------------
Balance, December 31, 1999.........          317
  Comprehensive income:
   Net income......................
   Other comprehensive income:
    Foreign currency translation
     adjustments...................       (7,264)

  Comprehensive income.............

  Issuance of common stock.........
  Exercise of common stock
   options.........................
  Shares repurchased and retired...
                                    ------------
Balance, December 31, 2000.........      $(6,947)
                                    ============

                            See accompanying notes.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31
                                                                                  ------------------------------------
                                                                                     2000        1999         1998
                                                                                  ---------  -----------  -----------
                                                                                             (In thousands)
Cash Flows From Operating Activities:
Net income....................................................................... $ 176,375  $   142,666  $    13,461
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..................................................   414,432      343,508      212,311
  Gain on sales of rental equipment..............................................  (139,496)     (99,000)     (53,484)
  Gain on sales of businesses....................................................    (4,084)      (1,842)      (4,189)
  Write down of assets held for sale.............................................                               4,040
  Extraordinary item.............................................................                              35,592
  Deferred taxes.................................................................   109,280       41,820       27,345
Changes in operating assets and liabilities:
  Accounts receivable............................................................     8,613      (93,716)     (53,368)
  Inventory......................................................................    69,706       (6,544)      (6,392)
  Prepaid expenses and other assets..............................................   (29,848)       7,257       (3,526)
  Accounts payable...............................................................   (16,091)      64,453       39,251
  Accrued expenses and other liabilities.........................................   (76,166)      22,758        5,088
                                                                                  ---------  -----------  -----------
   Net cash provided by operating activities.....................................   512,721      421,360      216,129
                                                                                  ---------  -----------  -----------

Cash Flows From Investing Activities:
Purchases of rental equipment....................................................  (808,204)    (718,112)    (479,534)
Purchases of property and equipment..............................................  (153,770)    (123,649)     (84,617)
Proceeds from sales of rental equipment..........................................   347,678      235,678      119,620
Proceeds from sales of businesses................................................    19,246        6,521       10,640
Purchases of other companies.....................................................  (347,337)    (986,790)    (911,837)
Payments of contingent purchase price............................................   (16,266)      (8,216)      (3,956)
In-process acquisition costs.....................................................    (4,285)      (1,002)        (241)
                                                                                  ---------  -----------  -----------
   Net cash used in investing activities.........................................  (962,938)  (1,595,570)  (1,349,925)
                                                                                  ---------  -----------  -----------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs....................                 64,701      207,005
Proceeds from the issuance of Series A Preferred, net of issuance costs..........                287,000
Proceeds from the issuance of Series B Preferred, net of issuance costs..........                143,800
Proceeds from debt...............................................................   456,202    1,083,616    1,263,637
Payments on debt.................................................................  (134,599)    (497,650)    (685,667)
Proceeds from sale-leaseback.....................................................   193,478       88,000       35,000
Proceeds from the issuance of redeemable convertible preferred securities........                             300,000
Payments of financing costs......................................................   (16,408)     (19,443)     (34,982)
Proceeds from the exercise of common stock options...............................       331       26,989          619
Subchapter S distributions of a pooled entity....................................                              (3,536)
Shares repurchased and retired...................................................   (30,950)
                                                                                  ---------  -----------  -----------
   Net cash provided by financing activities.....................................   468,054    1,177,013    1,082,076
Effect of foreign exchange rates.................................................    (7,264)         598         (281)
                                                                                  ---------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.............................    10,573        3,401      (52,001)
Cash and cash equivalents at beginning of year...................................    23,811       20,410       72,411
                                                                                  ---------  -----------  -----------
Cash and cash equivalents at end of year......................................... $  34,384  $    23,811  $    20,410
                                                                                  =========  ===========  ===========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                                                                                   Year Ended December 31
                                                                             ----------------------------------
                                                                                2000       1999        1998
                                                                             ---------  ----------  ----------
                                                                                       (In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest...................................................... $ 248,763  $  124,285  $   43,157
Cash paid for taxes, net of refunds......................................... $  23,746  $   17,509  $   10,224

Supplemental schedule of non-cash investing and financing activities
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
  Assets, net of cash acquired.............................................. $ 565,114  $1,468,567  $1,501,467
  Liabilities assumed.......................................................  (142,277)   (472,382)   (518,861)
  Less:
   Amounts paid in common stock and warrants................................   (10,000)                (60,304)
   Amounts paid through issuance of debt....................................   (65,500)     (9,395)    (10,465)
                                                                             ---------  ----------  ----------
Net cash paid............................................................... $ 347,337  $  986,790  $  911,837
                                                                             =========  ==========  ==========




                            See accompanying notes.

                             UNITED RENTALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

    United Rentals, Inc. is principally a holding company ("Holdings") and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI described in Note
9. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to URI and its subsidiaries, with respect to periods prior to the reorganization. As a result of the reorganization, Holdings' primary asset is its sole ownership of all issued and outstanding shares of common stock of URI. URI's various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

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

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, giving retroactive effect for the reorganization for all periods presented. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements for the year ended December 31, 1998 include the accounts of certain acquisitions completed in 1998 that were accounted for as poolings-of-interests, as described in Note 3.

2. Summary of Significant Accounting Policies

Cash Equivalents

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

    Inventory consists of equipment, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market and is net of a reserve for obsolescence and shrinkage of $15.5 million and $16.8 million at December 31, 2000 and 1999, respectively. Cost is determined on either a weighted average or first-in, first-out method.

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

Fair Value of Financial Instruments

    The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the Credit Facility, Term Loan B, Term Loan C, Term Loan D, receivables securitization and certain other debt are determined using current interest rates for similar instruments as of December 31, 2000 and 1999 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company's other financial instruments at December 31, 2000 and 1999 are based upon available market information and are as follows:

                                            2000                       1999
                                 -------------------------- --------------------------
                                 Carrying Amount Fair Value Carrying Amount Fair Value
                                 --------------- ---------- --------------- ----------
                                                    (In thousands)
Redeemable convertible preferred
  securities....................        $300,000   $133,125        $300,000   $192,375
Senior subordinated notes.......         951,153    702,500         950,653    906,400
Other debt......................          94,086     94,086          73,745     73,745

Revenue Recognition

    Revenue related to the sale of equipment and merchandise is recognized at the time of delivery to, or pick-up by, the customer. Revenue related to rental equipment is recognized over the contract term.

                             UNITED RENTALS, INC.

Advertising Expense

    The Company advertises primarily through trade publications and yellow pages. Advertising costs are expensed as incurred and totaled $23.8 million, $19.0 million and $13.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Impact of Recently Issued Accounting Standards

    In June 1999, the Financial Accounting Standards Board ("FASB'') issued Statement of Financial Accounting Standards ("SFAS'') No. 137, "Accounting for Derivative Instruments and Hedging

                             UNITED RENTALS, INC.

Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 on January 1, 2001 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

                             UNITED RENTALS, INC.

    The table below shows the separate revenue and net income (loss) of the Company prior to the above mergers ("United"), U.S. Rentals and Rental Tools for periods prior to combination:

                                                          U.S.   Rental
                                               United   Rentals   Tools  Combined
                                              --------  -------- ------- --------
                                                         (In thousands)
For the nine months ended September 30, 1998:
   Revenues.................................. $311,919  $451,101 $41,242 $804,262
   Net income (loss).........................  (53,178)   43,670   4,695   (4,813)

Acquisitions Accounted for as Purchases

    The acquisitions completed during the years ended December 31, 2000, 1999 and 1998 include 53, 102 and 81 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

    During 2000, the Company purchased the outstanding stock and certain assets of (i) Liddell Brothers Inc., in February, (ii) Safety Lites Sales and Leasing, Inc., in March, (iii) Durante Equipment Corp., Inc., in June, (iv) Horizon High Reach, Inc., in September, and (v) Wiese Planning & Engineering Inc., in December. The aggregate initial consideration paid for these five acquisitions that were accounted for as purchases was approximately $153.1 million and consisted of $83.8 million in cash and 761,905 shares of common stock and $59.3 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of these companies acquired in the aggregate amount of approximately $5.5 million.

    The aggregate initial consideration paid by the Company for other 2000 acquisitions that were accounted for as purchases was $210.2 million and consisted of approximately $184.6 million in cash and $6.2 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in the other 2000 acquisitions in the aggregate amount of $77.5 million.

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

    The aggregate initial consideration paid by the Company for other 1999 acquisitions accounted for as purchases was $663.6 million and consisted of approximately $659.2 million in cash and $4.4 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in the other 1999 acquisitions in the aggregate amount of approximately $239.3 million.

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

                             UNITED RENTALS, INC.

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

    The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2000 and 1999 as though each acquisition described above was made on January 1, for each of the periods.

                                              2000       1999
                                           ---------- ----------
                                           (In thousands, except
                                              per share data)
                Revenues.................. $3,095,872 $2,956,543
                Net income................    182,342    154,084
                Basic earnings per share.. $     2.54 $     2.14
                                           ========== ==========
                Diluted earnings per share $     1.94 $     1.64
                                           ========== ==========

    The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

Merger-Related Expenses, Extraordinary Item and Other Costs

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

                             UNITED RENTALS, INC.

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

    The Company recorded a pre-tax extraordinary item of $35.6 million ($21.3 million after-tax) in 1998. The charge related to the early extinguishment of debt primarily related to the Merger with U.S. Rentals.

4. Rental Equipment

    Rental equipment consists of the following:

                                    December 31
                              -----------------------
                                 2000        1999
                              ----------  ----------
                                  (In thousands)
Rental equipment............. $2,281,994  $2,098,624
Less accumulated depreciation   (549,159)   (438,891)
                              ----------  ----------
Rental equipment, net........ $1,732,835  $1,659,733
                              ----------  ----------

5. Property and Equipment

    Property and equipment consist of the following:


                                                   December 31
                                               --------------------
                                                  2000      1999
                                               ---------  --------
                                                  (In thousands)
Land.......................................... $  53,612  $ 50,143
Buildings.....................................   104,925    91,934
Transportation equipment......................   228,265   139,944
Machinery and equipment.......................    36,587    31,484
Furniture and fixtures........................    56,109    46,507
Leasehold improvements........................    48,952    26,387
                                               ---------  --------
                                                 528,450   386,399
Less accumulated depreciation and amortization  (106,211)  (81,492)
                                               ---------  --------
Property and equipment, net................... $ 422,239  $304,907
                                               =========  ========

6. Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consist of the following:

                          December 31
                       -----------------
                         2000     1999
                       -------- --------
                        (In thousands)
Accrued profit sharing $ 39,485 $ 39,052
Accrued insurance.....   15,428   22,738
Accrued interest......   36,993   37,477
Other.................   44,319  110,662
                       -------- --------
                       $136,225 $209,929
                       ======== ========

                             UNITED RENTALS, INC.

7. Debt

    Debt consists of the following:

                                                                  December 31
                                                             ---------------------
                                                                2000       1999
                                                             ---------- ----------
                                                                (In thousands)
Credit Facility, interest payable at a weighted average rate of 7.8% and 6.9% at December 31, 2000 and 1999,
  respectively.............................................. $  337,000 $  243,000
Term Loan B, interest payable at 8.89% and 8.71% at
  December 31, 2000 and 1999, respectively..................    246,875    248,750
Term Loan C, interest payable at 9.26% and 8.96% at
  December 31, 2000 and 1999, respectively..................    748,125    750,000
Term Loan D, interest payable at a weighted average rate of
  9.18% at December 31, 2000................................    198,128
Senior Subordinated Notes, interest payable semi-annually,
  (9 1/2% at December 31, 2000 and 1999)....................    200,000    200,000
Senior Subordinated Notes, interest payable semi-annually,
  (8.80% at December 31, 2000 and 1999).....................    201,153    200,653
Senior Subordinated Notes, interest payable semi-annually,
  (9 1/4% at December 31, 2000 and 1999)....................    300,000    300,000
Senior Subordinated Notes, interest payable semi-annually,
  (9% at December 31, 2000 and 1999)........................    250,000    250,000
Receivables securitization, interest payable at 7.44% at
  December 31, 2000.........................................    100,000
Other debt, interest payable at various rates ranging from
  4% to 11% and 6% to 12.3% at December 31, 2000 and
  1999, respectively, due through 2007......................     94,086     73,745

                                                             ---------- ----------
                                                             $2,675,367 $2,266,148

                                                             ========== ==========

    Credit Facility. The Company has a credit facility (the "Credit Facility") which enables URI to borrow up to $827.5 million on a revolving basis and permits a Canadian subsidiary of URI (the "Canadian Subsidiary") to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian Subsidiary do not exceed $827.5 million). Up to $50.0 million ($1.4 million outstanding at December 31, 2000) of the Credit Facility is available in the form of letters of credit. The agreement governing the Credit Facility requires that the aggregate commitment shall be reduced on the last day of each calendar quarter, beginning September 30, 2001 and continuing through June 30, 2003, by an amount equal to $20.7 million. The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due.

    Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin ranging from 1.200% to 1.875% per annum. Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 1.200% to 1.875% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal

                             UNITED RENTALS, INC.

to Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 1.200% to 1.875% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $827.5 million aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

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

    Term Loan B. URI obtained a $250.0 million term loan (the "Term Loan B") from a group of financial institutions. The Term Loan B matures on June 30, 2005. Prior to maturity, quarterly installments of principal in the amount of $0.6 million are due on the last day of each calendar quarter, commencing September 30, 1999. The amount due at maturity is $235.6 million. The Term Loan B accrues interest, at URI's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin of 0.375% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility for borrowings by the Company) plus a margin of 2.25% per annum. The Term Loan B is secured pari passu with the Credit Facility and the agreement governing the Term Loan B contains restrictive covenants substantially similar to those provided under the Credit Facility.

    Term Loan C. URI obtained a $750.0 million term loan from a group of financial institutions (the "Term Loan C"). The Term Loan C matures in June 2006. Prior to maturity, quarterly installments of principal in the amount of $1.9 million are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $706.3 million. The Term Loan C accrues interest, at URI's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility) plus a margin of 2.50% per annum. The Term Loan C is secured pari passu with the Credit Facility and the agreement governing the Term Loan C contains restrictive covenants substantially similar to those provided under the Credit Facility.

    Term Loan D. URI obtained a $200.0 million term loan from a financial institution (the "Term Loan D"). The Term Loan D matures in June 2006. Prior to maturity, quarterly installments of principal

                             UNITED RENTALS, INC.

are due on the last day of each calendar quarter, in the amount of $0.25 million on September 30, 2000 and in the amount of $0.5 million commencing December 31, 2000 to maturity. The amount due at maturity is $188.5 million. The Term Loan D accrues interest, at URI's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility) plus a margin of 2.5% per annum. The Term Loan D is secured pari passu with the Credit Facility, and the agreement governing the Term Loan D contains restrictive covenants substantially similar to those provided under the Credit Facility.

    At December 31, 2000, the Company had interest rate protection in the form of swap agreements with an aggregate notional amount of $200.0 million. The effect of these agreements is to limit the interest rate exposure to 8.75% on $200.0 million of Term Loan B. The overall weighted average interest rate on the Term Loan B was 8.80% at December 31, 2000. While it is not the Company's intention to terminate the interest rate swap agreements, the fair values were estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. These fair values indicated that termination of the agreements at December 31, 2000, would have resulted in a pretax loss of $4.3 million.

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

    Receivables Securitization. In December 2000, the Company obtained $100.0 million through the securitization of certain of its accounts receivable. In the securitization, the Company transferred $203.0 million of its accounts receivable to a special purpose subsidiary (the "SPV") which in turn pledged those receivables to secure $100.0 million of borrowings that the SPV incurred to finance its acquisition of those receivables from the Company. These borrowings accrue interest at Credit Lyonnais' blended commercial paper rate plus a margin of 0.75% per annum. These borrowings are an obligation of the SPV and not of Holdings or URI, and the lenders' recourse in respect of the borrowings is generally limited to collections that the SPV receives on the receivables. Collections on the receivables are used to service the borrowings. Subject to certain conditions, collections from the receivables may also be used by the SPV from time to time until December 2003 to acquire additional accounts receivables from the Company that the SPV will pledge to the lenders to secure the borrowings.

    Maturities of the Company's debt for each of the next five years at December 31, 2000 are as follows (In thousands):

2001...... $   33,787
2002......     29,512
2003......    464,498
2004......     33,984
2005......    250,043
Thereafter  1,863,543

                             UNITED RENTALS, INC.

8. Income Taxes

    The provision for historical federal and state income taxes is as follows:

                                          Year ended December 31
                                         -------------------------
                                           2000    1999     1998
                                         -------- ------- -------
                                              (In thousands)
              Historical:
                 Domestic federal:
                     Current............ $ 10,419 $39,643 $14,291
                     Deferred...........   97,756  37,598  21,047
                                         -------- ------- -------
                                          108,175  77,241  35,338
                 Domestic state:
                     Current............    3,587  10,405   1,067
                     Deferred...........    6,815   3,437   7,020
                                         -------- ------- -------
                                           10,402  13,842   8,087
                                         -------- ------- -------
                     Total domestic.....  118,577  91,083  43,425

                 Foreign federal:
                     Current............    1,061   4,917     519
                     Deferred...........    3,590     465    (492)
                                         -------- ------- -------
                                            4,651   5,382      27
                 Foreign provincial:
                     Current............      774   2,356     277
                     Deferred...........    1,119     320    (230)
                                         -------- ------- -------
                                            1,893   2,676      47
                                         -------- ------- -------
                     Total foreign......    6,544   8,058      74
                                         -------- ------- -------
                                         $125,121 $99,141 $43,499
                                         ======== ======= =======

    A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes is as follows:

                                                              Year ended December 31
                                                            --------------------------
                                                              2000     1999     1998
                                                            -------- -------  -------
                                                                  (In thousands)
Computed tax rate at statutory tax rate.................... $105,524 $84,632  $27,404
State income taxes, net of federal tax benefit.............    6,762   8,997    4,177
Non-deductible expenses....................................    9,992   6,265    7,400
Provision for deferred taxes of Subchapter S Corporation at
  time of pooling..........................................                     4,750
Other......................................................    2,843    (753)    (232)
                                                            -------- -------  -------
                                                            $125,121 $99,141  $43,499
                                                            ======== =======  =======

                             UNITED RENTALS, INC.

    The components of deferred income tax assets (liabilities) are as follows:

                                                 December 31
                                            ---------------------
                                               2000       1999
                                            ---------  ---------
                                               (In thousands)
Property and equipment..................... $(298,058) $(175,180)
Intangibles................................   (32,518)   (13,188)
Reserves and allowances....................    37,460     48,577
Net operating loss and credit carryforwards    84,257     56,266
Other......................................     2,616      2,296

                                            ---------  ---------
                                            $(206,243) $ (81,229)

                                            =========  =========

    The current and deferred tax assets and liabilities at December 31, 2000 include the effects of certain reclassifications related to differences between the income tax provisions and tax returns for prior years. These reclassifications had no effect on net income.

    For financial reporting purposes, income before income taxes and extraordinary items for the Company's foreign subsidiaries was $15.6 million and $19.9 million for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, unremitted earnings of foreign subsidiaries were approximately $22.9 million and $13.8 million, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no United States taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

    The Company has net operating loss carryforwards ("NOL's") of $138.2 million for federal income tax purposes that expire through 2018.

9. Holding Company Reorganization

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

10. Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust

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

11. Capital Stock

    Series A Perpetual Convertible Preferred Stock. On January 7, 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred"). Subject to certain thresholds related to the aggregate number of shares issuable upon conversion of Series A Preferred, the holders of the Series A Preferred, voting separately as a single class, have the right, on an as-converted basis, to elect up to two directors. Currently, holders of the Series A Preferred may elect two directors. Except for the election of directors, the holders of the Series A Preferred have the same voting rights as those belonging to holders of Holdings common stock. The net proceeds from the sale of the Series A Preferred were approximately $287.0 million. Holdings contributed such net proceeds to URI. The Series A Preferred is convertible into 12,000,000 shares of Holdings common stock at $25 per share based upon a liquidation preference of $1,000 per share of Series A Preferred, subject to adjustment. The Series A Preferred has no stated dividend. However, in the event Holdings declares or pays any dividends on, or distributions of, its common stock, it must (subject to certain exceptions) also declare and pay to the holders of Series A Preferred the dividends and distributions which would have been declared and paid upon conversion of the Series A Preferred.

    Series B Perpetual Convertible Preferred Stock. On September 30, 1999, Holdings sold 150,000 shares of its Series B Perpetual Convertible Preferred Stock ("Series B Preferred"). The Series B Preferred is divided into two classes designated as Class B-1 and Class B-2. Other than voting rights, the classes are substantially the same. The holders of the 105,252 shares of Class B-1 are entitled to the same voting rights, on an as-converted basis, as those belonging to holders of Holdings common stock. The holders of the 44,748 shares of Class B-2 have no such voting rights. The net proceeds from the sale of the Series B Preferred were approximately $143.8 million. Holdings contributed such net proceeds to URI. The Series B Preferred is convertible into 5,000,000 shares of Holding's common stock at $30 per share based upon a liquidation preference of $1,000 per share of Series B Preferred, subject to adjustment. The Series B Preferred has no stated dividend. However, in the event Holdings declares or pays any dividends on, or distributions of, its common stock, it must (subject to certain exceptions) also declare and pay to the holders of Series B Preferred the dividends and distributions which would have been declared and paid upon conversion of the Series B Preferred.

                             UNITED RENTALS, INC.

    Warrants. As of December 31, 2000 there are outstanding warrants to purchase an aggregate of 7,094,296 shares of common stock. The weighted average exercise price of the warrants is $11.76 per share. All warrants are currently exercisable and may be exercised at any time through 2009.

    Common Stock. On March 9, 1999, Holdings completed a public offering of 2,290,000 shares of common stock. The net proceeds to the Company from this offering were approximately $64.7 million (after deducting underwriting discounts and offering expenses). Holdings contributed such net proceeds to URI. During 2000, the Company approved a share repurchase program to acquire up to $200 million of its issued and outstanding common stock. Share repurchases under the program may be made from time to time, continuing through May 2002. During 2000, the Company repurchased and retired 1,785,015 shares of common stock.

    1997 Stock Option Plan. The Company's 1997 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 5,000,000 shares of common stock. Some or all of such options may be "incentive stock options" within the meaning of the Internal Revenue Code. All officers, directors and employees of the Company and other persons who perform services on behalf of the Company are eligible to participate in this plan. Each option granted pursuant to this plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under this plan after August 31, 2007. As of December 31, 2000 and 1999, options to purchase an aggregate of 4,950,536 shares and 4,731,183 shares of common stock, respectively, were outstanding under this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1998 Stock Option Plan. The Company's 1998 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 4,200,000 shares of common stock. Some or all of the options issued under the 1998 Stock Option Plan may be "incentive stock options" within the meaning of the Internal Revenue Code. All officers and directors of the Company and its subsidiaries are eligible to participate in the 1998 Stock Option Plan. Each option granted pursuant to the 1998 Stock Option Plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under the 1998 Stock Option Plan after August 20, 2008. As of December 31, 2000 and 1999, options to purchase an aggregate of 4,200,000 shares of common stock were outstanding pursuant to this plan to executive officers and directors. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1998 Supplemental Stock Option Plan. The Company has adopted a stock option plan pursuant to which options, for up to an aggregate of 5,600,000 shares of common stock, may be granted to employees who are not officers or directors and to consultants and independent contractors who perform services for the Company or its subsidiaries. As of December 31, 2000 and 1999, options to purchase an aggregate of 5,373,509 shares and 4,140,384 shares of common stock, respectively, were outstanding pursuant to this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1997 Performance Award Plan. Effective February 20, 1997, U.S. Rentals adopted the 1997 Performance Award Plan under which stock options and other awards could be granted to key employees and directors at prices and terms established by U.S. Rentals at the date of grant. The options expire in 2007. As a result of the Merger, all outstanding options to purchase shares of U.S.

                             UNITED RENTALS, INC.

Rentals common stock became fully vested and were converted into options to purchase the Company's common stock. As of December 31, 2000 and 1999, options to purchase an aggregate of 2,572,050 shares and 2,581,675 shares of common stock , respectively, were outstanding pursuant to this plan.

   A summary of the transactions within the Company's stock option plans follows:

                                             Weighted
                                             Average
                                             Exercise
                                   Shares     Price
                                 ----------  --------
Outstanding at January 1, 1998..  4,825,699    $19.52
   Granted......................  9,453,718     19.78
   Exercised....................    (25,025)    20.78
   Canceled.....................   (209,578)    22.94
                                 ----------  --------

Outstanding at December 31, 1998 14,044,814     19.60
   Granted......................  3,092,462     26.77
   Exercised.................... (1,331,528)    20.74
   Canceled.....................   (152,506)    26.70
                                 ----------  --------

Outstanding at December 31, 1999 15,653,242     20.86
   Granted......................  1,921,125     16.56
   Exercised....................    (26,307)    16.91
   Canceled.....................   (451,965)    27.03
                                 ----------  --------
Outstanding at December 31, 2000 17,096,095    $20.23
                                 ==========  ========
Exercisable at December 31, 2000 11,906,938    $19.58
                                 ==========  ========

                               Options Outstanding        Options Exercisable
                         -------------------------------- --------------------
                                      Weighted
                                       Average   Weighted             Weighted
                                      Remaining  Average              Average
                           Amount    Contractual Exercise   Amount    Exercise
Range of Exercise Prices Outstanding    Life      Price   Exercisable  Price
------------------------ ----------- ----------- -------- ----------- --------
$10.00 - $15.00.........   4,722,077   7.7 years   $12.38   4,317,980   $12.30
 15.01 -  20.00.........   1,995,359   9.0 years    16.79     293,787    18.72
 20.01 -  25.00.........   7,146,663   7.1 years    21.77   5,543,191    21.64
 25.01 -  30.00.........   1,821,230   8.2 years    27.33     888,666    27.27
 30.01 -  50.00.........   1,410,766   7.4 years    34.67     863,314    35.08
                         -----------                      -----------
                         17,096,095.   7.6 years    20.23  11,906,938    19.58
                         ===========                      ===========

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have differed. The weighted average fair value of options granted was $7.70, $10.99 and $11.94 during 2000, 1999 and 1998, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model and a risk-free interest rate average of 5.15%, 6.29% and 4.6% in 2000,

                             UNITED RENTALS, INC.

1999 and 1998, respectively, a volatility factor for the market price of the Company's common stock of 69%, 52% and 85% in 2000, 1999 and 1998, respectively, and a weighted-average expected life of options of approximately three years in 2000, 1999 and 1998, the Company's net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share would have been $156.4 million, $2.20 and $1.69, respectively, for the year ended December 31, 2000, $104.3 million, $1.46 and $1.12, respectively, for the year ended December 31, 1999, and $(13.3 million), $(0.20) and $(0.20), respectively, for the year ended December 31, 1998. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

    At December 31, 2000 there are (i) 7,094,296 shares of common stock reserved for the exercise of warrants, (ii) 17,338,256 shares of common stock reserved for issuance pursuant to options granted and that may be granted in the future under the Company's stock option plans, (iii) 6,875,580 shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17,000,000 shares of common stock reserved for the issuance of Series A and Series B preferred stock and (v) 232,586 shares of common stock reserved for the conversion of convertible debt.

                             UNITED RENTALS, INC.

12. Earnings Per Share

    The following table sets forth the computation of historical basic and diluted earnings per share:

                                                    Year Ended December 31
                                              -----------------------------------
                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                (In thousands, except share and
                                                        per share data)
Numerator:
 Income before extraordinary item............ $   176,375 $   142,666 $    34,798
 Plus: preferred dividends of a subsidiary
   trust, net of taxes.......................      11,406
                                              ----------- ----------- -----------
 Income available to common stockkholders.... $   187,781 $   142,666 $    34,798
                                              =========== =========== ===========
Denominator:
 Denominator for basic earnings per share-
   weighted-average shares...................  71,069,174  71,353,127  66,225,492
 Effect of dilutive securities:
   Employee stock options....................   1,517,015   4,651,237   2,641,194
   Warrants..................................   2,791,387   3,978,536   4,208,434
   Series A Preferred........................  12,000,000  11,802,740
   Series B Preferred........................   5,000,000   1,250,000
   Company-obligated mandatorily
     redeemable convertible preferred
     securities of a subsidiary trust........   6,876,003
                                              ----------- ----------- -----------
 Denominator for dilutive earnings per share-
   adjusted weighted-average shares..........  99,253,579  93,035,640  73,075,120
                                              =========== =========== ===========
Earnings per share-basic:
 Income before extraordinary item............ $      2.48 $      2.00 $      0.53
 Extraordinary item, net.....................                                0.33
                                              ----------- ----------- -----------
 Net income.................................. $      2.48 $      2.00 $      0.20
                                              =========== =========== ===========
Earnings per share-diluted:
 Income before extraordinary item............ $      1.89 $      1.53 $      0.48
 Extraordinary item, net.....................                                0.30
                                              ----------- ----------- -----------
 Net income.................................. $      1.89 $      1.53 $      0.18
                                              =========== =========== ===========

                             UNITED RENTALS, INC.

13. Commitments and Contingencies

Operating Leases

    The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments, by year and in the aggregate, for noncancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2000:

             Real    Rental     Other
            Estate  Equipment Equipment
            Leases   Leases    Leases
           -------- --------- ---------
                  (In thousands)
2001...... $ 51,815  $ 98,158   $17,318
2002......   46,464    93,864    15,372
2003......   42,739    77,597    12,076
2004......   39,706    55,889    10,827
2005......   34,153    43,352     2,487
Thereafter  108,175    34,830
           -------- --------- ---------
           $323,052  $403,690   $58,080
           ======== ========= =========

    The Company was the seller-lessee in sale-leaseback transactions in 2000 where it sold rental equipment for aggregate proceeds of $218.8 million, in 1999 where it sold rental equipment for aggregate proceeds of $88.0 million and in 1998 where it sold rental equipment for aggregate proceeds of $35.0 million. For the 2000 transactions, the Company agreed to lease back the rental equipment over periods ranging from eight months to five years. In connection with the 2000 transactions, the Company recognized a gain of $12.5 million and recorded deferred gains on the sales of approximately $4.0 million. For the 1999 transaction, the Company agreed to lease back the rental equipment over a five year period beginning December 1999 and will recognize a deferred gain on the sale of approximately $6.3 million over the five year period. For the 1998 transaction, the Company agreed to lease back the rental equipment over a five year period beginning December 1998 and will recognize a deferred gain on the sale of approximately $0.6 million over the five year period. The future payments under these leases are included in the table above.

    Rent expense under non-cancelable operating leases totaled $137.3 million, $65.5 million and $20.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's real estate leases provide for varying terms and include 24 leases that are on a month-to-month basis and 42 leases that provide for a remaining term of less than one year and do not provide a renewal option.

Employee Benefit Plans

    The Company currently sponsors one defined contribution 401(k) retirement plan which is subject to the provisions of ERISA. The Company also sponsors a deferred profit sharing plan for the benefit of the full time employees of its Canadian subsidiaries. Under these plans, the Company matches a percentage of the participants contributions up to a specified amount. Company contributions to the plans were $6.2 million, $4.6 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Legal Matters

    The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, or

                             UNITED RENTALS, INC.

insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company had accrued $7.6 million and $13.7 million at December 31, 2000 and 1999, respectively, to cover the uninsured portion of possible costs arising from these pending claims and other potential unasserted claims.

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

14. Segment Information

    The Company operates in one industry segment consisting of the rental and sales of equipment and related merchandise and parts. The Company's operations are managed as one segment, or strategic unit, because it offers similar products and services in similar markets and the factors determining strategic decisions are comparable for all products and services.

    The Company operates in the United States, Canada and Mexico. Revenues are attributable to countries based upon the location of the customers. Geographic area information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                    Year ended December 31
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
                                                        (In thousands)
Revenues from external customers
 Domestic..................................... $2,753,266 $2,086,808 $1,168,071
 Foreign......................................    165,595    146,820     52,211
                                               ---------- ---------- ----------
Total revenues from external customers........ $2,918,861 $2,233,628 $1,220,282
                                               ========== ========== ==========

Rental equipment, net
 Domestic..................................... $1,604,191 $1,537,199 $1,099,539
 Foreign......................................    128,644    122,534     43,467
                                               ---------- ---------- ----------
Total consolidated rental equipment, net...... $1,732,835 $1,659,733 $1,143,006
                                               ========== ========== ==========

Property and equipment, net
 Domestic..................................... $  405,873 $  285,456 $  180,777
 Foreign......................................     16,366     19,451      4,734
                                               ---------- ---------- ----------
Total consolidated property and equipment, net $  422,239 $  304,907 $  185,511
                                               ========== ========== ==========

Intangible assets, net
 Domestic..................................... $2,092,882 $1,740,326 $  867,090
 Foreign......................................    134,126    123,046     54,975
                                               ---------- ---------- ----------
Total consolidated intangible assets, net..... $2,227,008 $1,863,372 $  922,065
                                               ========== ========== ==========

                             UNITED RENTALS, INC.

15. Quarterly Financial Information (Unaudited)

Selected Financial Data

    The following table of quarterly financial information has been prepared from unaudited financial statements of the Company, and reflects adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

                                        First    Second    Third    Fourth
                                       Quarter   Quarter  Quarter  Quarter
                                      --------  --------  -------- --------
                                      (In thousands, except per share data)
For the year ended December 31, 2000:
 Total revenues......................  $578,962  $729,946 $859,033 $750,920
 Gross profit........................   205,984   271,798  340,704  270,084
 Net income..........................    17,411    47,199   75,391   36,374
 Basic earnings per share............  $   0.24  $   0.66 $   1.07 $   0.51
 Diluted earnings per share..........      0.19      0.51     0.79     0.40

For the year ended December 31, 1999:
 Total revenues......................  $392,309  $503,662 $668,618 $669,039
 Gross profit........................   133,991   184,064  256,979  249,884
 Net income..........................    16,225    25,886   56,208   44,347
 Basic earnings per share............  $   0.24  $   0.36 $   0.78 $   0.62
 Diluted earning per share...........      0.18      0.28     0.60     0.48

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc. (Parent Company of United Rentals (North America), Inc.)

    We have audited the accompanying consolidated balance sheets of United Rentals (North America), Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the management of United Rentals (North America), Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals (North America), Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 23, 2001

                     UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                December 31
                                                                           ----------------------
                                                                              2000        1999
                                                                           ----------  ----------
                                                                               (In thousands,
                                                                             except share data)
Assets
Cash and cash equivalents................................................. $   34,384  $   23,811
Accounts receivable, net of allowance for doubtful accounts of $55,624 and
  $58,376 at 2000 and 1999, respectively..................................    469,594     434,985
Inventory.................................................................    133,380     129,473
Prepaid expenses and other assets.........................................    104,493      37,125
Rental equipment, net.....................................................  1,732,835   1,659,733
Property and equipment, net...............................................    387,432     276,524
Intangible assets, net of accumulated amortization of $108,066 and
  $51,231 at 2000 and 1999, respectively..................................  2,227,008   1,863,372
                                                                           ----------  ----------
                                                                           $5,089,126  $4,425,023
                                                                           ==========  ==========
Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable....................................................... $  260,155  $  212,565
   Debt...................................................................  2,675,367   2,266,148
   Deferred taxes.........................................................    206,243      81,229
   Accrued expenses and other liabilities.................................    119,172     171,807
                                                                           ----------  ----------
       Total liabilities..................................................  3,260,937   2,731,749
Commitments and contingencies
Stockholder's equity:
   Common stock--$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding........................................
   Additional paid-in capital.............................................  1,507,661   1,507,330
   Retained earnings......................................................    327,475     185,627
   Accumulated other comprehensive (loss) income..........................     (6,947)        317
                                                                           ----------  ----------
       Total stockholder's equity.........................................  1,828,189   1,693,274
                                                                           ----------  ----------
                                                                           $5,089,126  $4,425,023
                                                                           ==========  ==========

                            See accompanying notes.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31
                                                       -----------------------------------
                                                          2000        1999        1998
                                                       ----------  ----------  ----------
                                                                 (In thousands)
Revenues:
 Equipment rentals.................................... $2,056,683  $1,581,026  $  895,466
 Sales of rental equipment............................    347,678     235,678     119,620
 Sales of equipment and merchandise and other revenues    514,500     416,924     205,196
                                                       ----------  ----------  ----------
Total revenues........................................  2,918,861   2,233,628   1,220,282
Cost of revenues:
 Cost of equipment rentals, excluding depreciation....    907,477     676,972     394,750
 Depreciation of rental equipment.....................    328,131     280,641     175,910
 Cost of rental equipment sales.......................    208,182     136,678      66,136
 Cost of equipment and merchandise sales and other
   operating costs....................................    386,501     314,419     160,038
                                                       ----------  ----------  ----------
Total cost of revenues................................  1,830,291   1,408,710     796,834
                                                       ----------  ----------  ----------
Gross profit..........................................  1,088,570     824,918     423,448
Selling, general and administrative expenses..........    454,330     344,328     195,620
Merger-related expenses...............................                             47,178
Non-rental depreciation and amortization..............     78,583      57,941      34,684
                                                       ----------  ----------  ----------
Operating income......................................    555,657     422,649     145,966
Interest expense......................................    228,779     139,828      64,157
Other (income) expense, net...........................     (1,836)     (1,646)     (5,097)
                                                       ----------  ----------  ----------
Income before provision for income taxes and
  extraordinary item..................................    328,714     284,467      86,906
Provision for income taxes............................    136,416     116,628      46,971
                                                       ----------  ----------  ----------
Income before extraordinary item......................    192,298     167,839      39,935
Extraordinary item, net of tax benefit of $14,255.....                             21,337
                                                       ----------  ----------  ----------
Net income............................................ $  192,298  $  167,839  $   18,598
                                                       ==========  ==========  ==========

                            See accompanying notes.

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                          Common Stock                                       Accumulated
                                        ---------------- Additional                             Other
                                         Number           Paid-in   Retained  Comprehensive Comprehensive
                                        of Shares Amount  Capital   Earnings     Income     (Loss) Income
                                        --------- ------ ---------- --------  ------------  ------------
                                                       (In thousands except share amounts)
Balance, December 31, 1997.............     1,000        $  402,320 $ 44,068
   Comprehensive Income:
   Net income..........................                               18,598      $ 18,598
   Other comprehensive income:
      Foreign currency translation
       adjustments-....................                                               (281)      $  (281)
                                                                              ------------
   Comprehensive income................                                           $ 18,317
                                                                              ============
   Contributed capital from Parent.....                     563,045
   Reclassification of Subchapter S
      accumulated earnings to
    capital from Parent................                      18,979  (18,979)
   Pooling-of-interests................                           1    1,795
    Subchapter S distributions of a
    pooled entity......................                               (3,536)
   Dividend distribution to Parent.....                               (4,658)
                                        --------- ------ ---------- --------                ------------
Balance, December 31, 1998.............     1,000           984,345   37,288                        (281)
   Comprehensive income:
   Net income..........................                              167,839      $167,839
   Other comprehensive income:
      Foreign currency translation
       adjustments.....................                                                598           598
                                                                              ------------
   Comprehensive income................                                           $168,437
                                                                              ============
   Contributed capital from parent.....                     522,985
   Dividend distributions to parent....                              (19,500)
                                        --------- ------ ---------- --------                ------------
Balance, December 31, 1999.............     1,000         1,507,330  185,627                         317
   Comprehensive income:
   Net income..........................                              192,298       192,298
   Other comprehensive income:
      Foreign currency translation
       adjustments.....................                                             (7,264)       (7,264)
                                                                              ------------
   Comprehensive income................                                           $185,034
                                                                              ============
   Contributed capital from parent.....                         331
   Dividend distributions to parent....                              (50,450)
                                        --------- ------ ---------- --------                ------------
Balance, December 31, 2000.............     1,000        $1,507,661 $327,475                     $(6,947)
                                        ========= ====== ========== ========                ============


                            See accompanying notes.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31
                                                                                  ------------------------------------
                                                                                     2000        1999         1998
                                                                                  ---------  -----------  -----------
                                                                                             (In thousands)
Cash Flows From Operating Activities:
Net income....................................................................... $ 192,298  $   167,839  $    18,598
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..................................................   406,714      342,403      211,747
  Gain on sales of rental equipment..............................................  (139,496)     (99,000)     (53,484)
  Gain on sale of businesses.....................................................    (4,084)      (1,842)      (4,189)
  Write down of assets held for sale.............................................                               4,040
  Extraordinary item.............................................................                              35,592
  Deferred taxes.................................................................   109,280       41,820       27,345
  Changes in operating assets and liabilities:
   Accounts receivable...........................................................     8,613      (93,716)     (53,368)
   Inventory.....................................................................    69,706       (6,544)      (6,392)
   Prepaid expenses and other assets.............................................   (77,579)      34,701       12,693
   Accounts payable..............................................................    14,290       47,586       25,737
   Accrued expenses and other liabilities........................................   (65,062)      (8,065)      (7,713)
                                                                                  ---------  -----------  -----------
      Net cash provided by operating activities..................................   514,680      425,182      210,606
                                                                                  ---------  -----------  -----------
Cash Flows From Investing Activities:
Purchases of rental equipment....................................................  (808,204)    (718,112)    (479,534)
Purchases of property and equipment..............................................  (140,699)    (109,468)     (69,643)
Proceeds from sales of rental equipment..........................................   347,678      235,678      119,620
Proceeds from sale of businesses.................................................    19,246        6,521       10,640
Purchases of other companies.....................................................  (347,337)    (986,790)    (911,837)
Payments of contingent purchase price............................................   (16,266)      (8,216)      (3,956)
                                                                                  ---------  -----------  -----------
      Net cash used in investing activities......................................  (945,582)  (1,580,387)  (1,334,710)
                                                                                  ---------  -----------  -----------
Cash Flows From Financing Activities:
Capital contributions by Parent..................................................       331      522,985      492,590
Proceeds from debt...............................................................   456,202    1,083,616    1,263,637
Payments on debt.................................................................  (134,599)    (497,650)    (685,667)
Proceeds from sale-leaseback.....................................................   193,478       88,000       35,000
Dividend distributions to Parent.................................................   (50,450)     (19,500)      (4,658)
Subchapter S distributions of a pooled entity....................................                              (3,536)
Payments of financing costs......................................................   (16,223)     (19,443)     (24,982)
                                                                                  ---------  -----------  -----------
      Net cash provided by financing activities..................................   448,739    1,158,008    1,072,384
Effect of foreign exchange rates.................................................    (7,264)         598         (281)
                                                                                  ---------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.............................    10,573        3,401      (52,001)
Cash and cash equivalents at beginning of year...................................    23,811       20,410       72,411
                                                                                  ---------  -----------  -----------
Cash and cash equivalents at end of year......................................... $  34,384  $    23,811  $    20,410
                                                                                  =========  ===========  ===========
Supplemental disclosure of cash flow information:
Cash paid for interest........................................................... $ 229,263  $   104,785  $    38,499
Cash paid for taxes, net of refunds.............................................. $  23,746  $    17,509  $    10,224

Supplemental schedule of non cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
  Assets, net of cash acquired................................................... $ 565,114  $ 1,468,567  $ 1,501,467
  Liabilities assumed............................................................  (142,277)    (472,382)    (518,861)
  Less:
   Amounts paid in common stock and warrants of the Parent.......................   (10,000)                  (60,304)
   Amounts paid through issuance of debt.........................................   (65,500)      (9,395)     (10,465)
                                                                                  ---------  -----------  -----------
Net cash paid.................................................................... $ 347,337  $   986,790  $   911,837
                                                                                  =========  ===========  ===========

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

    Certain footnotes are not provided for the accompanying financial statements as the information in Notes 1 through 9, 11 and 13 through 15 to the consolidated financial statements of United Rentals, Inc. included elsewhere in this report is substantially equivalent to that required for the consolidated financial statements of URI and its subsidiaries. Earnings per share data is not provided for the operating results of URI and subsidiaries, as they are wholly owned subsidiaries of Holdings. URI's various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

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

2. Capital Stock and Contributions

    At December 31, 2000, the Company has authorized 3,000 shares of its $0.01 par value common stock of which 1,000 shares are issued and outstanding. All of the issued and outstanding common shares are owned by its Parent.

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

3. Condensed Consolidating Financial Information of Guarantor Subsidiaries

    Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent

                     UNITED RENTALS (NORTH AMERICA), INC.

conveyance laws). All expenses incurred by URI have been charged by URI to its guarantor and non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 31, 2000

                                                        Guarantor   Non-Guarantor              Consolidated
                                               URI     Subsidiaries Subsidiaries  Eliminations    Total
                                            ---------- -----------  ------------  -----------  -----------
                                                                    (In thousands)
Assets
Cash and cash equivalents..................             $   29,733    $    4,651                $   34,384
Accounts receivable, net................... $  216,444     143,295       109,855                   469,594
Intercompany receivable (payable)..........    319,423     (55,187)     (264,236)
Inventory..................................     54,022      73,979         5,379                   133,380
Prepaid expenses and other assets..........     28,263      75,633           597                   104,493
Rental equipment, net......................    837,972     766,219       128,644                 1,732,835
Property and equipment, net................    139,871     231,195        16,366                   387,432
Investment in subsidiaries.................  2,257,692                            $(2,257,962)
Intangible assets, net.....................    960,444   1,132,438       134,126                 2,227,008
                                            ---------- -----------  ------------  -----------  -----------
                                            $4,814,131  $2,397,305    $  135,382  $(2,257,962)  $5,089,126
                                            ========== ===========  ============  ===========  ===========

Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable........................ $   78,623  $  165,677    $   15,855                $  260,155
   Debt....................................  2,647,144       3,484        24,739                 2,675,367
   Deferred taxes..........................    186,091      20,702          (550)                  206,243
   Accrued expenses and other liabilities..     86,560      18,862        13,750                   119,172
                                            ---------- -----------  ------------  -----------  -----------
      Total liabilities....................  2,998,418     208,725        53,794                 3,260,937

Commitments and contingencies
Stockholder's equity:
   Common stock............................
   Additional paid-in capital..............  1,488,238   1,830,500        65,657   (1,876,734)   1,507,661
   Retained earnings.......................    327,475     358,080        22,878     (380,958)     327,475
    Accumulated other comprehensive
    loss...................................                               (6,947)                   (6,947)
                                            ---------- -----------  ------------  -----------  -----------
      Total stockholder's equity...........  1,815,713   2,188,580        81,588  $(2,257,692)   1,828,189
                                            ---------- -----------  ------------  -----------  -----------
                                            $4,814,131  $2,397,305    $  135,382  $(2,257,692)  $5,089,126
                                            ========== ===========  ============  ===========  ===========

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                   December 31, 1999
                                            ---------------------------------------------------------------
                                                        Guarantor   Non-Guarantor              Consolidated
                                               URI     Subsidiaries Subsidiaries  Eliminations    Total
                                            ---------- ------------ ------------  -----------  ------------
                                                                    (In thousands)
Assets
Cash and cash equivalents.................. $    3,689   $   16,414    $   3,708                 $   23,811
Accounts receivable, net...................    200,419      199,981       34,585                    434,985
Intercompany receivable (payable)..........    142,156       42,906     (185,062)
Inventory..................................     56,086       64,253        9,134                    129,473
Prepaid expenses and other assets..........      1,020       18,296       17,809                     37,125
Rental equipment, net......................    747,232      789,967      122,534                  1,659,733
Property and equipment, net................    150,841      106,232       19,451                    276,524
Investment in subsidiaries.................  2,072,115                            $(2,072,115)
Intangible assets, net.....................    792,198      948,128      123,046                  1,863,372
                                            ---------- ------------ ------------  -----------  ------------
                                            $4,165,756   $2,186,177    $ 145,205  $(2,072,115)   $4,425,023
                                            ========== ============ ============  ===========  ============

Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable........................ $   71,995   $  120,511    $  20,059                 $  212,565
   Debt....................................  2,231,923          380       33,845                  2,266,148
   Deferred income taxes...................     80,476                       753                     81,229
   Accrued expenses and other liabilities..    107,828       53,177       10,802                    171,807
                                            ---------- ------------ ------------  -----------  ------------
      Total liabilities....................  2,492,222      174,068       65,459                  2,731,749
Commitments and contingencies
Stockholder's equity:
   Common stock............................
   Additional paid-in capital..............  1,487,907    1,830,182       65,644  $(1,876,403)    1,507,330
   Retained earnings.......................    185,627      181,927       13,785     (195,712)      185,627
    Accumulated other comprehensive
    income.................................                                  317                        317
                                            ---------- ------------ ------------  -----------  ------------
      Total stockholder's equity...........  1,673,534    2,012,109       79,746   (2,072,115)    1,693,274
                                            ---------- ------------ ------------  -----------  ------------
                                            $4,165,756   $2,186,177    $ 145,205  $(2,072,115)   $4,425,023
                                            ========== ============ ============  ===========  ============

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2000

                                                         Guarantor   Non-Guarantor              Consolidated
                                                URI     Subsidiaries Subsidiaries  Eliminations    Total
                                             ---------- -----------  ------------- -----------  -----------
                                                                     (In thousands)
Revenues:
  Equipment rentals......................... $  851,541  $1,094,613     $  110,529               $2,056,683
  Sales of rental equipment.................    145,519     178,576         23,583                  347,678
  Sales of equipment and merchandise and
   other revenues...........................    253,798     229,219         31,483                  514,500
                                             ---------- -----------  ------------- -----------  -----------
Total revenues..............................  1,250,858   1,502,408        165,595                2,918,861
Cost of revenues:
  Cost of equipment rentals, excluding
   depreciation.............................    364,047     494,350         49,080                  907,477
  Depreciation of rental equipment..........    152,640     155,239         20,252                  328,131
  Cost of rental equipment sales............     87,161     106,617         14,404                  208,182
  Cost of equipment and merchandise sales
   and other operating costs................    197,190     164,186         25,125                  386,501

                                             ---------- -----------  ------------- -----------  -----------
Total cost of revenues......................    801,038     920,392        108,861                1,830,291

                                             ---------- -----------  ------------- -----------  -----------
Gross profit................................    449,820     582,016         56,734                1,088,570
Selling, general and administrative expenses    184,135     245,431         24,764                  454,330
Non-rental depreciation and amortization....     33,692      39,618          5,273                   78,583
                                             ---------- -----------  ------------- -----------  -----------
Operating income............................    231,993     296,967         26,697                  555,657
Interest expense............................    217,904         135         10,740                  228,779
Other (income) expense, net.................      2,129      (4,285)           320                   (1,836)
                                                                                   ------------
                                             ---------- -----------  -------------              -----------
Income before provision for income taxes....     11,960     301,117         15,637                  328,714
Provision for income taxes..................      4,908     124,964          6,544                  136,416
                                             ---------- -----------  ------------- -----------  -----------
Income before equity in net earnings of
 subsidiaries...............................      7,052     176,153          9,093  $ (185,246)       7,052
Equity in net earnings of subsidiaries......    185,246                                             185,246
                                             ---------- -----------  ------------- -----------  -----------
Net income.................................. $  192,298  $  176,153     $    9,093  $ (185,246)  $  192,298
                                             ========== ===========  ============= ===========  ===========

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1999

                                                        Guarantor   Non-Guarantor              Consolidated
                                                URI    Subsidiaries Subsidiaries  Eliminations    Total
                                             --------  -----------  ------------- -----------  -----------
                                                                     (In thousands)
Revenues:
  Equipment rentals......................... $600,431   $  880,182       $100,413               $1,581,026
  Sales of rental equipment.................  113,982      106,737         14,959                  235,678
  Sales of equipment and merchandise and
   other revenues...........................  195,647      189,829         31,448                  416,924
                                             --------  -----------  ------------- -----------  -----------
Total revenues..............................  910,060    1,176,748        146,820                2,233,628
Cost of revenues:
  Cost of equipment rentals, excluding
   depreciation.............................  250,959      381,718         44,295                  676,972
  Depreciation of rental equipment..........  116,385      146,622         17,634                  280,641
  Cost of rental equipment sales............   62,972       64,945          8,761                  136,678
  Cost of equipment and merchandise sales
   and other operating costs................  161,902      128,328         24,189                  314,419

                                             --------  -----------  ------------- -----------  -----------
Total cost of revenues......................  592,218      721,613         94,879                1,408,710

                                             --------  -----------  ------------- -----------  -----------
Gross profit................................  317,842      455,135

                                                                           51,941                  824,918
Selling, general and administrative expenses  144,341      177,456         22,531                  344,328
Non-rental depreciation and amortization....   29,667       24,617          3,657                   57,941
                                             --------  -----------  ------------- -----------  -----------
Operating income............................  143,834      253,062         25,753                  422,649
Interest expense............................  132,929        1,428          5,471                  139,828
Other (income) expense, net.................   (1,549)        (524)           427                   (1,646)
                                             --------  -----------  ------------- -----------  -----------
Income before provision for income taxes....   12,454      252,158         19,855                  284,467
Provision for income taxes..................    3,039      105,531          8,058                  116,628
                                             --------  -----------  ------------- -----------  -----------
Income before equity in net earnings of
 subsidiaries...............................    9,415      146,627         11,797   $(158,424)       9,415
Equity in net earnings of subsidiaries......  158,424                                              158,424
                                             --------  -----------  ------------- -----------  -----------
Net income.................................. $167,839   $  146,627       $ 11,797   $(158,424)  $  167,839
                                             ========  ===========  ============= ===========  ===========

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1998

                                                          Guarantor   Non-Guarantor              Consolidated
                                                  URI    Subsidiaries Subsidiaries  Eliminations    Total
                                               --------  -----------  ------------  -----------  -----------
                                                                       (In thousands)
Revenues:
   Equipment rentals.......................... $213,823     $649,508       $32,135                $  895,466
   Sales of rental equipment..................   17,992       96,739         4,889                   119,620
   Sales of equipment and merchandise and
    other revenues............................   58.582      131,427        15,187                   205,196

                                               --------  -----------  ------------  -----------  -----------
Total revenues................................  290,397      877,674        52,211                 1,220,282
Cost of revenues:
   Cost of equipment rentals, excluding
    depreciation..............................   91,100      289,892        13,758                   394,750
   Depreciation of rental equipment...........   45,602      125,810         4,498                   175,910
   Cost of rental equipment sales.............    8,586       54,805         2,745                    66,136
   Cost of equipment and merchandise sales
    and other operating costs.................   49,754       98,332        11,952                   160,038

                                               --------  -----------  ------------  -----------  -----------
Total cost of revenues........................  195,042      568,839        32,953                   796,834

                                               --------  -----------  ------------  -----------  -----------
Gross profit..................................   95,355      308,835        19,258                   423,448
Selling, general and administrative expenses..   31,092      155,512         9,016                   195,620
Merger-related expenses.......................                47,178                                  47,178
Non-rental depreciation and amortization......    8,682       24,769         1,233                    34,684

                                               --------  -----------  ------------  -----------  -----------
Operating income..............................   55,581       81,376         9,009                   145,966
Interest expense..............................   33,006       24,193         6,958                    64,157
Other (income) expense, net...................   (2,481)      (2,605)          (11)                   (5,097)

                                               --------  -----------  ------------  -----------  -----------
Income before provision for income taxes and
 extraordinary item...........................   25,056       59,788         2,062                    86,906
Provision for income taxes....................   13,850       33,047            74                    46,971

                                               --------  -----------  ------------  -----------  -----------
Income before extraordinary item and equity in
 net earnings of subsidiaries.................   11,206       26,741         1,988                    39,935
Extraordinary item, net.......................                21,337                                  21,337

                                               --------  -----------  ------------  -----------  -----------
Income before equity in net earnings of
 subsidiaries.................................   11,206        5,404         1,988      $(7,392)      11,206
Equity in net earnings of subsidiaries........    7,392                                                7,392

                                               --------  -----------  ------------  -----------  -----------
Net income.................................... $ 18,598     $  5,404       $ 1,988      $(7,392)  $   18,598

                                               ========  ===========  ============  ===========  ===========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 2000

                                                         Guarantor   Non-Guarantor              Consolidated
                                                URI     Subsidiaries Subsidiaries  Eliminations    Total
                                             ---------  -----------  ------------  ------------ -----------
                                                                     (In thousands)
Net cash provided by operating activities... $ 243,759    $ 227,855      $ 43,066                 $ 514,680
Cash Flows From Investing Activities:
   Purchases of rental equipment............  (489,259)    (283,488)      (35,457)                 (808,204)
   Purchases of property and equipment......   (34,477)    (102,510)       (3,712)                 (140,699)
   Proceeds from sales of rental equipment..   145,519      178,576        23,583                   347,678
   Proceeds from sale of businesses.........    16,246        3,000                                  19,246
   Payments of contingent purchase price....    (3,030)     (13,236)                                (16,266)
   Purchases of other companies.............  (337,257)                   (10,080)                 (347,337)
                                             ---------  -----------  ------------  ------------ -----------
       Net cash used in investing
       activities...........................  (702,258)    (217,658)      (25,666)                 (945,582)
Cash Flows from Financing Activities:
   Dividend distributions to Parent.........   (50,450)                                             (50,450)
   Proceeds from debt.......................   452,912        3,290                                 456,202
   Repayments of debt.......................  (125,238)        (168)       (9,193)                 (134,599)
   Proceeds from sale-leaseback.............   193,478                                              193,478
   Payments of financing costs..............   (16,223)                                             (16,223)
   Capital contributions by parent..........       331                                                  331
                                             ---------  -----------  ------------  ------------ -----------

       Net cash provided by financing
       activities...........................   454,810        3,122        (9,193)                  448,739
   Effect of foreign exchange rates.........                               (7,264)                   (7,264)
                                             ---------  -----------  ------------  ------------ -----------

 Net increase (decrease) in cash and cash
 equivalents................................    (3,689)      13,319           943                    10,573
 Cash and cash equivalents at beginning of
 period.....................................     3,689       16,414         3,708                    23,811
                                             ---------  -----------  ------------  ------------ -----------
 Cash and cash equivalents at end of
 period.....................................              $  29,733      $  4,651                 $  34,384
                                             =========  ===========  ============  ============ ===========

Supplemental disclosure of cash flow
 information:
Cash paid for interest...................... $ 218,346    $     135      $ 10,782                 $ 229,263
Cash paid for income taxes.................. $  19,833                   $  3,913                 $  23,746

Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
   Assets, net of cash acquired............. $ 554,077                   $ 11,037                 $ 565,114
   Liabilities assumed......................  (141,320)                      (957)                 (142,277)
   Less:
    Amounts paid in common stock and
    warrants of Parent......................   (10,000)                                             (10,000)
    Amounts paid through issuance
    of debt.................................   (65,500)                                             (65,500)
                                             ---------  -----------  ------------  ------------ -----------
   Net cash paid............................ $ 337,257                   $ 10,080                 $ 347,337
                                             =========  ===========  ============  ============ ===========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 1999

                                                         Guarantor   Non-Guarantor              Consolidated
                                               URI      Subsidiaries Subsidiaries  Eliminations    Total
                                           -----------  -----------  ------------  ------------ -----------
                                                                    (In thousands)
Net cash provided by operating activities. $   292,412     $ 13,185     $ 119,585               $   425,182
Cash Flows From Investing Activities:
   Purchases of rental equipment..........    (539,775)     (99,365)      (78,972)                 (718,112)
   Purchases of property and equipment....     (74,634)     (20,366)      (14,468)                 (109,468)
   Proceeds from sales of rental
    equipment.............................     113,982      106,737        14,959                   235,678
   Proceeds from sale of businesses.......       1,040        2,354         3,127                     6,521
   Payments of contingent purchase price..      (2,387)      (4,265)       (1,564)                   (8,216)
   Purchases of other companies...........    (915,937)                   (70,853)                 (986,790)
                                           -----------  -----------  ------------  ------------ -----------
      Net cash used in investing
       activities.........................  (1,417,711)     (14,905)     (147,771)               (1,580,387)
Cash Flows from Financing Activities:
   Dividend distributions to Parent.......     (19,500)                                             (19,500)
   Proceeds from debt.....................   1,025,843       26,524        31,249                 1,083,616
   Repayments of debt.....................    (474,808)     (20,958)       (1,884)                 (497,650)
   Proceeds from sale-leaseback...........      88,000                                               88,000
   Payments of financing costs............     (18,995)                      (448)                  (19,443)
   Capital contributions by parent........     522,985                                              522,985
                                           -----------  -----------  ------------  ------------ -----------

      Net cash provided by financing
       activities.........................   1,123,525        5,566        28,917                 1,158,008
   Effect of foreign exchange rates.......                                    598                       598
                                           -----------  -----------  ------------  ------------ -----------

Net increase (decrease) in cash and cash
 equivalents..............................      (1,774)       3,846         1,329                     3,401
Cash and cash equivalents at beginning of
 period...................................       1,774       16,257         2,379                    20,410
                                           -----------  -----------  ------------  ------------ -----------
Cash and cash equivalents at end of
 period...................................                 $ 20,103     $   3,708               $    23,811
                                           ===========  ===========  ============  ============ ===========

Supplemental disclosure of cash flow
 information:
Cash paid for interest.................... $    98,728     $  1,194     $   4,863               $   104,785
Cash paid for income taxes................ $    16,372                  $   1,137               $    17,509

Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
   Assets, net of cash acquired........... $ 1,371,807                  $  96,760               $ 1,468,567
   Liabilities assumed....................    (448,685)                   (23,697)                 (472,382)
   Less:
   Amounts paid through issuance of
    debt..................................      (7,185)                    (2,210)                   (9,395)
                                           -----------  -----------  ------------  ------------ -----------
   Net cash paid.......................... $   915,937                  $  70,853               $   986,790
                                           ===========  ===========  ============  ============ ===========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 1998

                                                                              Non-
                                                              Guarantor    Guarantor                Consolidated
                                                    URI      Subsidiaries Subsidiaries Eliminations    Total
                                                -----------  -----------  -----------  ------------ -----------
                                                                         (In thousands)
Net cash provided by (used in) operating
 activities.................................... $   (63,760)   $ 206,996     $ 67,370               $   210,606
Cash Flows From Investing Activities:
   Purchases of rental equipment...............    (415,140)     (50,494)     (13,900)                 (479,534)
   Purchases of property and equipment.........     (65,742)      (2,851)      (1,050)                  (69,643)
   Proceeds from sales of rental
    equipment..................................      17,992       96,739        4,889                   119,620
   Proceeds from sale of businesses............      10,640                                              10,640
   Payments of contingent purchase price.......                   (2,800)      (1,156)                   (3,956)
   Purchases of other companies................    (840,730)     (12,510)     (58,597)                 (911,837)
                                                -----------  -----------  -----------  ------------ -----------
      Net cash used in investing
       activities..............................  (1,292,980)      28,084      (69,814)               (1,334,710)
Cash Flows from Financing Activities:
   Dividend distributions to Parent............      (4,658)                                             (4,658)
   Proceeds from debt..........................   1,225,586       10,187       27,864                 1,263,637
   Repayments of debt..........................    (432,222)    (230,685)     (22,760)                 (685,667)
   Proceeds from sale-leaseback................      35,000                                              35,000
   Payments of financing costs.................     (24,982)                                            (24,982)
   Capital contributions by parent.............     492,590                                             492,590
   Distributions to stockholders...............                   (3,536)                                (3,536)
                                                -----------  -----------  -----------  ------------ -----------

      Net cash provided by (used in)
       financing activities....................   1,291,314     (224,034)       5,104                 1,072,384
   Effect of foreign exchange rates............                                  (281)                     (281)
                                                -----------  -----------  -----------  ------------ -----------

Net increase (decrease) in cash and cash
 equivalents...................................     (65,426)      11,046        2,379                   (52,001)
Cash and cash equivalents at beginning of
 period........................................      67,200        5,211                                 72,411
                                                -----------  -----------  -----------  ------------ -----------
Cash and cash equivalents at end of period..... $     1,774    $  16,257     $  2,379               $    20,410
                                                ===========  ===========  ===========  ============ ===========

Supplemental disclosure of cash flow
 information:
Cash paid for interest......................... $    27,085    $  11,098     $    316               $    38,499
Cash paid for income taxes..................... $     8,034                  $  2,190               $    10,224

Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other companies
 as follows:
   Assets, net of cash acquired................ $ 1,409,516    $  12,510     $ 79,441               $ 1,501,467
   Liabilities assumed.........................    (500,228)                  (18,633)                 (518,861)
   Less:
   Amounts paid in common stock and
    warrants of Parent.........................     (58,093)                   (2,211)                  (60,304)
   Amounts paid through issuance of debt.......     (10,465)                                            (10,465)
                                                -----------  -----------  -----------  ------------ -----------
   Net cash paid............................... $   840,730    $  12,510     $ 58,597               $   911,837
                                                ===========  ===========  ===========  ============ ===========

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
United Rentals, Inc.

    We have audited the consolidated financial statements of United Rentals, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 23, 2001, included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 23, 2001

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                            CONDENSED BALANCE SHEET

                                                       December 31
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                      (In thousands)
Assets
Prepaid expenses and other assets................             $   31,554
Property and equipment, net...................... $   34,807      28,383
Investment in and advances to subsidiaries.......  1,839,952   1,702,802
                                                  ----------  ----------
                                                  $1,874,759  $1,762,739
                                                  ==========  ==========

Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable..............................             $   30,381
   Debt.......................................... $  300,000     300,000
   Accrued expenses and other liabilities........     28,816      34,872
                                                  ----------  ----------
       Total liabilities.........................    328,816     365,253

Commitments and contingencies
Stockholders' equity:
   Preferred stock...............................          5           5
   Common stock..................................        711         721
   Additional paid-in capital....................  1,196,324   1,216,968
   Retained earnings.............................    355,850     179,475
   Accumulated other comprehensive (loss) income.     (6,947)        317
                                                  ----------  ----------
       Total stockholders' equity................  1,545,943   1,397,486
                                                  ----------  ----------
                                                  $1,874,759  $1,762,739
                                                  ==========  ==========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                                      Year Ended December 31
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  -------
                                                          (In thousands)
Selling, general and administrative expenses......           $  8,267
Non-rental depreciation and amortization.......... $  7,718     4,926  $   561
                                                   --------  --------  -------
Operating loss....................................   (7,718)  (13,193)    (561)
Interest expense..................................   19,500    19,500    7,854
Other (income) expense, net.......................              9,689
                                                   --------  --------  -------
Loss before benefit for income taxes..............  (27,218)  (42,382)  (8,415)
Benefit for income taxes..........................   11,295    17,487    3,472
                                                   --------  --------  -------
Net loss before equity in earnings of subsidiaries  (15,923)  (24,895)  (4,943)
Equity in earnings of subsidiaries................  192,298   167,561   18,404
                                                   --------  --------  -------
Net income........................................ $176,375  $142,666  $13,461
                                                   ========  ========  =======



                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                        CONDENSED CASH FLOW INFORMATION

                                                          Year Ended December 31,
                                                      -------------------------------
                                                        2000       1999       1998
                                                      --------  ---------  ---------
                                                              (In thousands)
Net cash used in operating activities................ $(37,379) $  (4,824) $  (4,157)
Cash Flows from Investing Activities:
   Purchase of property and equipment................  (13,071)   (14,181)   (15,535)
   Capital contributed to subsidiary.................     (331)  (522,985)  (492,590)
                                                      --------  ---------  ---------
       Net cash used in investing activities.........  (13,402)  (537,166)  (508,125)
Cash Flows from Financing Activities:
     Proceeds from issuance of common stock and
     warrants, net of issuance costs.................              64,701    207,005
     Proceeds from the issuance of preferred
     stock, net of issuance costs....................             430,800
   Proceeds from debt................................                        300,000
   Proceeds from the exercise of stock options.......      331     26,989        619
   Proceeds from dividends from subsidiary...........   50,450     19,500      4,658
                                                      --------  ---------  ---------
       Net cash provided by financing activities.....   50,781    541,990    512,282
                                                      --------  ---------  ---------
   Net increase in cash and cash equivalents.........
     Cash and cash equivalents at beginning of
     period..........................................
                                                      --------  ---------  ---------
         Cash and cash equivalents at end of
         period......................................
                                                      ========  =========  =========



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

2. Debt

    See Note 10 to the Consolidated Financial Statements for information concerning debt.

3. Guarantee

    See Note 10 to the Consolidated Financial Statements for information concerning the guarantee.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             UNITED RENTALS, INC.
                                (In thousands)

                                                                     Additions
                                                               ---------------------
                                                    Balance at Charged to                        Balance
                                                    Beginning  Costs and                         at End
                   Description                      of Period   Expenses    Other    Deductions of Period
                    -----------                     ---------- ----------  -------    -------   ---------

Year ended December 31, 2000:
  Allowance for doubtful accounts..................    $58,376    $38,431 $14,791(a) $55,974(c)   $55,624
  Reserve for inventory obsolescence and shrinkage.     16,782      9,124  11,302(b)  21,747(d)    15,461
  Insurance reserves...............................     22,750     30,027             37,333(e)    15,444
Year ended December 31, 1999:
  Allowance for doubtful accounts..................     43,481     46,121  23,568(a)  54,794(c)    58,376
  Reserve for inventory obsolescence and shrinkage.      9,288      6,857  11,975(b)  11,338(d)    16,782
  Insurance reserves...............................     20,553     49,223             47,026(e)    22,750
Year ended December 31, 1998:
  Allowance for doubtful accounts..................     11,085     24,810  19,079(a)  11,493(c)    43,481
  Reserve for inventory obsolescence and shrinkage.        620      3,254   6,068(b)     654(d)     9,288
  Insurance reserves...............................     11,665     16,456              7,568(e)    11,665



--------
(a) Represents allowance for doubtful accounts established through acquisitions.
(b) Represents reserve for inventory obsolescence and shrinkage assumed through acquisitions.
(c) Represents write-offs of accounts, net of recoveries.
(d) Represents write-offs of inventory items.
(e) Represents payments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the captions "Election of Directors" and "Compliance with
Section 11(A) of the Securities Exchange Act of 1934". The "2001 Proxy Statement" refers to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 30, 2001.

Item 11. Executive and Director Compensation

    The information required by this Item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the captions "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the caption "Certain Transactions".

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements:

      Report of Independent Auditors

      United Rentals, Inc. Consolidated Balance Sheets--December 31, 2000 and
        1999

      United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

      United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

      United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

      Report of Independent Auditors

      United Rentals (North America), Inc. Consolidated Balance
        Sheets--December 31, 2000 and 1999

      United Rentals (North America), Inc. Consolidated Statements of
        Operations for the years ended December 31, 2000, 1999 and 1998

     United Rentals (North America), Inc. Consolidated Statements of
      Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998

     United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

(a)(3) Exhibits

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------
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

 4(b)   Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the
        United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-64463)-

Exhibit
Number                                      Description of Exhibit
------                                      ----------------------
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

   4(f) Form of Certificate representing 6 1/2% Convertible Quarterly Income Preferred Securities
        (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement
        on Form S-1, Registration No. 333-64463)-

   4(g) Form of Certificate representing 6 1/2% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-1,
        Registration No. 333-64463)-

   4(h) Indenture dated May 22, 1998, among United Rentals (North America), Inc., the Guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4(b) of the Registration Statement on Form S-4 filed by United Rentals
        (North America), Inc., Registration No. 333-60467)

   4(i) Indenture dated August 12, 1998, among United Rentals (North America), Inc., the
        Guarantors named therein and State Street Bank and Trust Company, as trustee
        (incorporated by reference to Exhibit 10(bb) of United Rentals, Inc. Registration Statement
        on Form S-4, Registration No. 333-63171)

   4(j) Form of Registration Rights Agreement with certain affiliates of U.S. Rentals (incorporated by reference to Exhibit 10(gg) of United Rentals, Inc. Registration Statement on Form S-4,
        Registration No. 333-63171)

   4(k) Indenture dated December 15, 1998, among United Rentals (North America), Inc., the
        Guarantors named therein and State Street Bank and Trust Company, as trustee
        (incorporated by reference to Exhibit 10(uu) to Amendment No. 1 to the United Rentals
        (North America), Inc. Registration Statement on Form S-4, No. 333-64227)

4(l)    Amended and Restated Registration Rights Agreement relating to Series A Perpetual
        Convertible Preferred Stock and Series B Perpetual Convertible Preferred Stock among
        United Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV, LP and Apollo
        Overseas Partners IV, LP (incorporated by reference to exhibit D of the United Rentals, Inc.
        Proxy Statement dated July 22, 1999)

4(m)    Indenture dated March 23, 1999 among United Rentals (North America), Inc., the
        Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to exhibit 4(q) of the United Rentals, Inc. Annual Report on Form 10-K for the
        Year Ended December 31, 1998)

4(n)    Notes Registration Rights Agreement dated as of March 23, 1999 among United Rentals
        (North America), Inc., the subsidiaries of United Rentals (North America), Inc. named therein, and the initial purchasers named therein (incorporated by reference to exhibit 4(r) of the
        United Rentals, Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998)

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------

4(o)    Form of Registration Rights Agreement relating to the Series B Perpetual Convertible
        Preferred Stock between United Rentals, Inc. and Chase Equity Associates, LP (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999)

10(a)   The following agreements (i) Second Amended and Restated Credit Agreement dated as of
        March 30, 1998, between United Rentals (North America), Inc., various financial institutions,
        Bank of America Canada, as Canadian agent, and Bank of America National Trust and
        Savings Association, as U.S. agent (incorporated by reference to Exhibit 10.1 to United
        Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 1998), (ii) Third
        Amended and Restated Credit Agreement dated as of May 12, 1998, between United Rentals
        (North America), Inc., various financial institutions, Bank of America Canada, as Canadian agent, and Bank of America National Trust and Savings Association, as U.S. agent
        (incorporated by reference to Exhibit 10(a)(ii) to the Registration Statement on Form S-4 filed by United Rentals (North America), Inc., Registration No. 333-60467) and (iii) First
        Amendment to Third Amended and Restated Credit Agreement dated as of July 10, 1998
        (incorporated by reference to Exhibit 10(a)(iii) to the Registration Statement on Form S-4 filed by United Rentals (North America), Inc., Registration No. 333-60467)-

10(b)   Credit Agreement dated as of September 29, 1998, between United Rentals (North America),
        Inc., various financial institutions, Bank of America Canada, as Canadian agent, and Bank of
        America National Trust, as U.S. Agent (incorporated by reference to exhibit 10.2 of United
        Rentals, Inc. Report on From 10-Q for the quarter ended September 30, 1998).

10(c)   Term Loan Agreement dated as of July 10, 1998 among United Rentals (North America), Inc., various financial institutions and Bank of America National Trust and Savings Association, as
        Agent---- (incorporated by reference to Exhibit 10(cc) of the Registration Statement on Form S-4
        filed by United Rentals (North America), Inc., Registration No. 333-60467)

10(d)   First Amendment to the Term Loan Agreement dated as of September 29, 1998 among
        United Rentals (North America), Inc., various financial institutions and Bank of America
        National Trust and Savings Association, as Agent (incorporated by reference to exhibit 10.3 of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 1998).

10(e)   Term Loan Agreement dated as of July 15, 1999 among United Rentals, Inc., United
        Rentals (North America), Inc., various financial institutions, Goldman Sachs Credit Partners
        L.P., as Syndication Agent and Bank of America National Trust and Savings Association, as
        Administrative Agent (incorporated by reference to exhibit 10(d) of the United Rentals, Inc.
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10(f)   First Amendment dated as of August 12, 1999, to Term Loan Agreement dated as of
        July 15, 1999 among United Rentals, Inc., United Rentals (North America), Inc., various financial institutions, Goldman Sachs Credit Partners L.P., as syndication Agent and Bank of America National Trust and Savings Association, as administrative Agent (incorporated by reference to exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for
        the quarter ended June 30, 1999)

10(g)   Second Amendment dated as of July 14, 1999, to Term Loan Agreement dated as of July 10,
        1998 among United Rentals, Inc., United Rentals (North America), Inc., various financial institutions and Bank of America National Trust and -Savings Association, as Agent
        (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1999) -

Exhibit
Number                                     Description of Exhibit
------                                     ----------------------

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

10(i)   Third Amendment dated as of December 15, 1999, to Credit Agreement dated as of
        September 29, 1998, between United Rentals, Inc., United Rentals (North America), Inc.,
        various financial institutions, Bank of America Canada, as Canadian agent, and Bank of
        America, N.A. (formerly known as Bank of America National Trust and Savings
        Association), as U.S. Agent (incorporated by reference to exhibit 10(i) of the United Rentals
        Annual Report on Form 10-K for the year ended December 31, 1999)

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

10(p)   Amendment No. 1 to Employment Agreement with Bradley S. Jacobs, dated as of
        December 24, 1999 (incorporated by reference to exhibit 10(p) of the United Rentals
        Annual Report on Form 10-K for the year ended December 31, 1999)++

10(q)   Employment Agreement with John N. Milne, dated as of September 19, 1997 (incorporated by reference to exhibit 10(h) of United Rentals, Inc. Registration Statement on Form S-1,
        Registration No. 333-39117)++

10(r)   Amendment No. 1 to Employment Agreement with John N. Milne, dated as of
        December 24, 1999 (incorporated by reference to exhibit 10(r) of the United Rentals Annual
        Report on Form 10-K for the year ended December 31, 1999)++

10(s)   Employment Agreement with Michael J. Nolan, dated as of October 14, 1997 (incorporated by reference to exhibit 10(i) of United Rentals, Inc. Registration Statement on Form S-1,
        Registration No. 333-39117)++

10(t)   Amendment No. 1 to Employment Agreement with Michael J. Nolan, dated as of December
        24, 1999 (incorporated by reference to exhibit 10(t) of the United Rentals Annual Report on
        Form 10-K for the year ended December 31, 1999)++

10(u)   Employment Agreement with Robert P. Miner, dated as of October 10, 1997 (incorporated by reference to exhibit 10(j) of United Rentals, Inc. Registration Statement on Form S-1,
        Registration No. 333-39117)++

Exhibit
Number                                     Description of Exhibit
------                                     ----------------------

10(v)   Amendment No. 1 to Employment Agreement with Robert Miner, dated as of December 24,
        1999 (incorporated by reference to exhibit 10(v) of the United Rentals Annual Report on
        Form 10-K for the year ended December 31, 1999)++

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

10(y)   Amendment No. 1 to Employment Agreement with Wayland R. Hicks, dated as of
        December 24, 1999 (incorporated by reference to exhibit 10(y) of the United Rentals
        Annual Report on Form 10-K for the year ended December 31, 1999)++

10(z)*  Amendment No. 2 to Employment Agreement with Wayland R. Hicks, dated as of
        November 14, 2000++

10(aa)  Form of Employment Agreement with William Berry (incorporated by reference to Exhibit
        10(ee) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-
        63171)++

10(bb)  Form of Employment Agreement with John McKinney (incorporated by reference to Exhibit
        10(ff) of United Rentals, Inc. Registration Statement on Form S-4, Registration No.
        333-63171)++

10(cc)  Form of Private Placement Purchase Agreement entered into by certain officers in connection with purchasing shares and warrants from United Rentals, Inc., together with the form of Amendment No. 1 thereto (the Private Placement Purchase Agreement is incorporated by reference to exhibit 10(d) of United Rentals, Inc. Registration Statement on
        Form S-1, Registration No. 333-39117; and Amendment No. 1 is incorporated by reference to Exhibit 10.2 to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended
        March 31, 1998)(2)++

10(dd)  Form of Subscription Agreement for September 1997 Private Placement (incorporated by reference to exhibit 10(e) of United Rentals, Inc. Registration Statement on Form S-1,
        Registration No. 333-39117)(3)

10(ee)  Preferred Stock Purchase Agreement dated December 21, 1998 between United Rentals,
        Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to exhibit 10(y) of the United Rentals, Inc. Annual Report on Form 10-K for the
        Year Ended December 31, 1998)

10(ff)  Form of U.S. Underwriting Agreement for the public offering completed on March 9, 1999
        (incorporated by reference to Exhibit 1(a) to the United Rentals, Inc. Registration Statement
        on Form S-3, No. 333-71775)

10(gg)  Purchase Agreement dated March 16, 1999 relating to the initial sale by United Rentals
        (North America), Inc. of $250 million aggregate principal amount of 9% Senior Subordinated
        Notes due 2009 (incorporated by reference to exhibit 10(dd) of the United Rentals, Inc.
        Annual Report on Form 10-K for the Year Ended December 31, 1998)

10(hh)  Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock,
        dated June 28, 1999, among United Rentals, Inc., Apollo Investment Fund IV, L.P. and
        Apollo Overseas Partners IV, L.P., together with an Amendment dated as of July 16, 1999
        (incorporated by reference to exhibit C of the United Rentals, Inc. Proxy Statement dated
        July 22, 1999)

Exhibit
Number                                    Description of Exhibit
------                                    ----------------------

10(ii)  Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock
        dated July 16, 1999 between United Rentals, Inc. and Chase Equity Associates, L.P.
        (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1999)

21*     Subsidiaries of United Rentals, Inc.

23*     Consent of Ernst & Young LLP

--------
*   Filed herewith.
+ Filed without exhibits and schedules (to be provided supplementally upon request of the Commission).
++  This document is a management contract or compensatory plan or arrangement.
(1) United Rentals, Inc. issued a warrant in this form to the following officers and other employees of United Rentals, Inc. (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); Michael
    J. Nolan (285,715); Robert P. Miner (142,857); Sandra E. Welwood (50,000); Joseph J. Kondrup, Jr. (50,000); Kai E. Nyby (50,000); and Richard A. Volonino (50,000).
(2) Each officer or other employee of United Rentals, Inc. who purchased securities of United Rentals, Inc. prior to December 18, 1997, other than Messrs. Jacobs and Hicks, entered into a Private Placement Purchase Agreement in this form (modified, in the case of Messrs. Barker and Imig, to reflect the fact that said officers did not purchase warrants) with respect to the shares of Common Stock and warrants purchased by such individual from United Rentals, Inc. United Rentals, Inc. entered into Amendment No. 1 with each of Mr. Milne, Mr. Nolan and Mr. Miner.
(3) Each purchaser of shares of Common Stock in United Rentals, Inc.'s September 1997 private placement entered into a Subscription Agreement in this form with respect to the shares purchased.

(b) Reports on Form 8-K:

   1.  Form 8-K dated December 18, 2000 (earliest event reported December 18,
       2000); Item 5 was reported.

   2.  Form 8-K dated December 18, 2000 (earliest event reported December 18,
       2000); Item 5 was reported.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED RENTALS, INC.

Date: March 21, 2001
                                                    /S/ MICHAEL J. NOLAN
                                          By: _________________________________
                                             Michael J. Nolan
                                             Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signatures                   Title                   Date
      ----------                   -----                   ----

/S/ BRADLEY S. JACOBS  Chairman of the Board          March 21, 2001
----------------------   of Directors and Chief
  Bradley S. Jacobs      Executive Officer (Principal
                         Executive Officer)

 /S/ WAYLAND R. HICKS  Director                       March 21, 2001
----------------------
   Wayland R. Hicks

  /S/ JOHN N. MILNE    Director                       March 21, 2001
----------------------
    John N. Milne

 /S/ JOHN S. MCKINNEY  Director                       March 21, 2001
----------------------
   John S. McKinney

  /S/ LEON D. BLACK    Director                       March 21, 2001
----------------------
    Leon D. Black

/S/ RICHARD D. COLBURN Director                       March 21, 2001
----------------------
  Richard D. Colburn

 /S/ RONALD M. DEFEO   Director                       March 21, 20001
----------------------
   Ronald M. DeFeo

 /S/ MICHAEL S. GROSS  Director                       March 21, 2001
----------------------
   Michael S. Gross

      Signatures                      Title                     Date
      ----------                      -----                     ----

/S/ RICHARD J. HECKMANN Director                           March 21, 2001
-----------------------
  Richard J. Heckmann

 /S/ GERALD TSAI, JR.   Director                           March 21, 2001
-----------------------
   Gerald Tsai, Jr.

/S/ CHRISTIAN M. WEYER  Director                           March 21, 2001
-----------------------
  Christian M. Weyer

 /S/ MICHAEL J. NOLAN   Chief Financial Officer (Principal March 21, 2001
-----------------------   Financial Officer)
   Michael J. Nolan

/S/ PETER R. BORZILLERI Vice President, Corporate          March 21, 2001
-----------------------   Controller (Principal
  Peter R. Borzilleri     Accounting Officer)

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED RENTALS (NORTH AMERICA), INC.

Date: March 21, 2001                                /s/ MICHAEL J. NOLAN
                                          By: _________________________________
                                             Michael J. Nolan
                                             Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signatures                   Title                   Date
            ----------                   -----                   ----

      /S/ BRADLEY S. JACOBS  Chairman of the Board          March 21, 2001
      ----------------------   of Directors and Chief
        Bradley S. Jacobs      Executive Officer (Principal
                               Executive Officer)

       /S/ WAYLAND R. HICKS  Director                       March 21, 2001
      ----------------------
         Wayland R. Hicks

        /S/ JOHN N. MILNE    Director                       March 21, 2001
      ----------------------
          John N. Milne

       /S/ JOHN S. MCKINNEY  Director                       March 21, 2001
      ----------------------
         John S. McKinney

        /S/ LEON D. BLACK    Director                       March 21, 2001
      ----------------------
          Leon D. Black

      /S/ RICHARD D. COLBURN Director                       March 21, 2001
      ----------------------
        Richard D. Colburn

       /S/ RONALD M. DEFEO   Director                       March 21, 2001
      ----------------------
         Ronald M. DeFeo

       /S/ MICHAEL S. GROSS  Director                       March 21, 2001
      ----------------------
         Michael S. Gross

      Signatures                      Title                     Date
      ----------                      -----                     ----

/S/ RICHARD J. HECKMANN Director                           March 21, 2001
-----------------------
  Richard J. Heckmann

   /s/ DAVID C. KATZ    Director                           March 21, 2001
-----------------------
     David C. Katz

 /S/ GERALD TSAI, JR.   Director                           March 21, 2001
-----------------------
   Gerald Tsai, Jr.

/S/ CHRISTIAN M. WEYER  Director                           March 21, 2001
-----------------------
  Christian M. Weyer

 /s/ MICHAEL J. NOLAN   Chief Financial Officer (Principal March 21, 2001
-----------------------   Financial Officer)
   Michael J. Nolan

/s/ PETER R. BORZILLERI Vice President, Corporate          March 21, 2001
-----------------------   Controller (Principal
  Peter R. Borzilleri     Accounting Officer)