Form 10-Q
period 2001-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2001-05-15
CIK 1067701, 1047166

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

    For the quarterly period ended March 31, 2001

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

                                X  Yes       No

  As of April 27, 2001, there were 70,089,240 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                     INDEX

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1  Unaudited Consolidated Financial Statements
         United Rentals, Inc. Consolidated Balance Sheets as of March 31,
          2001 and
          December 31, 2000 (unaudited)...................................    4
         United Rentals, Inc. Consolidated Statements of Operations for
          the Three Months Ended March 31, 2001 and 2000 (unaudited)......    5
         United Rentals, Inc. Consolidated Statement of Stockholders'
          Equity for the Three Months Ended March 31, 2001 (unaudited)....    6
         United Rentals, Inc. Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 2001 and 2000 (unaudited)......    7
         United Rentals (North America), Inc. Consolidated Balance Sheets
          as of March 31, 2001
          and December 31, 2000 (unaudited)...............................    8
         United Rentals (North America), Inc. Consolidated Statements of
          Operations for the
          Three Months Ended March 31, 2001 and 2000 (unaudited)..........    9
         United Rentals (North America), Inc. Consolidated Statement of
          Stockholder's Equity for the Three Months Ended March 31, 2001
          (unaudited).....................................................   10
         United Rentals (North America), Inc. Consolidated Statements of
          Cash Flows for the
          Three Months Ended March 31, 2001 and 2000 (unaudited)..........   11
         Notes to Unaudited Consolidated Financial Statements.............   12
         Management's Discussion and Analysis of Financial Condition and
 Item 2   Results of Operations...........................................   20
 Item 3  Quantitative and Qualitative Disclosures about Market Risk.......   29
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings................................................   30
 Item 2  Changes in Securities and Use of Proceeds........................   30
 Item 6  Exhibits and Reports on Form 8-K.................................   31
         Signatures.......................................................   32

  Certain of the statements contained in this Report are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "on-track," "plan," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                UNITED RENTALS

  United Rentals is the largest equipment rental company in North America with more than 750 locations in 47 states, seven Canadian provinces and Mexico. We offer for rent over 600 different types of equipment to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2000, we served more than 1.2 million customers and completed over 8.4 million rental transactions.

  We have the largest fleet of rental equipment in the world, with over 500,000 units having an original purchase price of approximately $3.5 billion. Our fleet includes:

  . General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

  .  Aerial work platforms, such as scissor lifts and boom lifts;

  . Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems;

  . Trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment;

  . Special event equipment, such as large tents, light towers and power units used for sporting, corporate and other events; and

  . General tools and light equipment, such as power washers, water pumps, heaters and hand tools.

  In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment and sell related merchandise, parts and service.

Competitive Advantages

  We believe that we benefit from the following competitive advantages:

  Large and Diverse Rental Fleet. Our rental fleet is the largest and most comprehensive in the industry, which allows us to:

  .  attract customers by providing "one-stop" shopping;

  . serve a diverse customer base and reduce our dependence on any particular customer or group of customers; and

  . serve customers that require substantial quantities or wide varieties of equipment.

  Significant Purchasing Power. We purchase large amounts of equipment, merchandise and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors. Our purchasing power is further increased by our ongoing efforts to consolidate our vendor base. For example, we reduced the number of our primary equipment suppliers from 111 to 28 in 2000. This reduction allowed us to lower our equipment purchase costs by approximately $150 million in 2000 and should enable us to save additional amounts in 2001. We expect to realize additional savings by consolidating our merchandise suppliers and negotiating more favorable warranty terms with key vendors.

  Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology systems allow each branch to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to: (1) market equipment through all branches within a cluster, (2) cross-market equipment specialties of different branches within each cluster, and (3) reduce costs by consolidating functions that are common to our 755 branches, such as payroll, accounts payable and credit and collection, into 26 credit offices and three service centers. In the first quarter of 2001, approximately 9.8% of our rental revenue was attributable to equipment sharing among branches.

  Geographic and Customer Diversity. We have more than 750 branches in 47 states, seven Canadian provinces and Mexico and served more than 1.2 million customers in 2000. Our customers are diverse, ranging from Fortune 500 companies to small companies and homeowners, and in 2000 our top ten customers accounted for approximately 2% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

  Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 64 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them--within budgetary guidelines--to make day-to-day decisions concerning staffing, pricing, equipment purchasing and other branch matters. Management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. We promote equipment sharing among branches by linking the compensation of branch managers and other personnel to their branch's financial performance and return on assets.

  Information Technology Systems. Our information technology systems facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share equipment among branches. These systems allow: (1) management to obtain a wide range of operating and financial data, (2) branch personnel to access and manage branch level data, such as customer requirements, equipment availability and maintenance histories, and (3) customers to access their accounts online. These systems promote equipment sharing among branches by enabling branch personnel to locate needed equipment within a geographic region, determine its closest location and arrange for its delivery to a customer's work site. We have an in-house team of approximately 100 information technology specialists that supports our systems and extends them to new locations.

  National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with larger companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America and a single point of contact for all their equipment needs. Our National Account team currently includes 39 professionals serving over 1,400 National Account customers, including more than 200 new accounts added in the first quarter of 2001. We estimate that our revenues from National Account customers will increase to approximately $350.0 million in 2001 from $245.0 million in 2000.

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

Industry Background

  The U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to over $25 billion in 2000, representing a compound annual growth rate of approximately 14.5%. This information is based on data provided by Manfredi & Associates, Inc. a leading industry consultant. We believe that the principal driver of growth in the equipment rental industry, in addition to general economic expansion, has been the increasing recognition by equipment users of the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:

    .  avoid the large capital investment required for equipment purchases;

    . access a broad selection of equipment and select the equipment best suited for each particular job;

    .  reduce storage and maintenance costs; and

    .  access the latest technology without investing in new equipment.

  While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other functions requiring the periodic use of equipment. The market for rental equipment is also benefiting from increased government funding for infrastructure projects, such as funding under the U.S. Transportation Equity Act for the 21st Century ("TEA-21") and the Aviation Investment and Reform Act for the 21st Century ("AIR-21"). TEA-21 earmarks $175 billion for highway construction and $42 billion for transit spending over the 1998-2003 fiscal period, a 40% increase over the prior six-year period. AIR-21 provides for $40 billion in construction spending over three years to support the FAA's airport improvement programs.

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              March 31,        December 31,
                                                2001               2000
                                           ----------------  ------------------
                                           (In thousands, except share data)
ASSETS
Cash and cash equivalents................. $         26,202   $         34,384
Accounts receivable, net of allowance for
 doubtful accounts of $53,444 in 2001 and
 $55,624 in 2000..........................          420,579            469,594
Inventory.................................          127,829            133,380
Prepaid expenses and other assets.........          167,807            104,493
Rental equipment, net.....................        1,719,676          1,732,835
Property and equipment, net...............          428,125            422,239
Intangible assets, net of accumulated
 amortization of $123,385 in 2001 and
 $108,066 in 2000.........................        2,221,894          2,227,008
                                           ----------------   ----------------
                                           $      5,112,112   $      5,123,933
                                           ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable........................ $        205,864   $        260,155
  Debt....................................        2,751,190          2,675,367
  Deferred taxes..........................          214,784            206,243
  Accrued expenses and other liabilities..          125,850            136,225
                                           ----------------   ----------------
    Total liabilities.....................        3,297,688          3,277,990
Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust.......................          300,000            300,000
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized:...........
   Series A perpetual convertible
    preferred stock--$300,000 liquidation
    preference, 300,000 shares issued and
    outstanding...........................                3                  3
   Series B perpetual convertible
    preferred stock--$150,000 liquidation
    preference, 150,000 shares issued and
    outstanding...........................                2                  2
  Common stock--$.01 par value,
   500,000,000 shares authorized,
   69,813,652 shares issued and
   outstanding in 2001 and 71,065,707 in
   2000...................................              698                711
  Additional paid-in capital..............        1,173,419          1,196,324
  Retained earnings.......................          359,262            355,850
  Accumulated other comprehensive loss....          (18,960)            (6,947)
                                           ----------------   ----------------
    Total stockholders' equity............        1,514,424          1,545,943
                                           ----------------   ----------------
                                           $      5,112,112   $      5,123,933
                                           ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                                                            (In thousands,
                                                           except per share
                                                                 data)
Revenues:
 Equipment rentals......................................  $ 461,382  $ 400,098
 Sales of rental equipment..............................     39,122     70,332
 Sales of equipment and merchandise and other revenues..    118,600    108,532
                                                          ---------  ---------
Total revenues..........................................    619,104    578,962
Cost of revenues:
 Cost of equipment rentals, excluding depreciation......    230,033    174,300
 Depreciation of rental equipment.......................     76,801     73,503
 Cost of rental equipment sales.........................     23,076     41,086
 Cost of equipment and merchandise sales and other
  operating costs.......................................     86,627     84,089
                                                          ---------  ---------
Total cost of revenues..................................    416,537    372,978
                                                          ---------  ---------
Gross profit............................................    202,567    205,984
Selling, general and administrative expenses............    108,893    101,850
Non-rental depreciation and amortization................     26,107     20,018
                                                          ---------  ---------
Operating income........................................     67,567     84,116
Interest expense........................................     57,530     49,683
Preferred dividends of a subsidiary trust...............      4,875      4,875
Other (income) expense, net.............................       (670)      (204)
                                                          ---------  ---------
Income before provision for income taxes................      5,832     29,762
Provision for income taxes..............................      2,420     12,351
                                                          ---------  ---------
Net income..............................................  $   3,412  $ 17,411
                                                          =========  =========
Basic earnings per share................................  $    0.05  $    0.24
                                                          =========  =========
Diluted earnings per share..............................  $    0.04  $    0.19
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                          Series A                 Series B
                   Perpetual Convertible    Perpetual Convertible
                      Preferred Stock           Preferred Stock         Common Stock
                   -----------------------  ---------------------    ------------------
                                                                                        Additional
                    Number of                Number of                Number of          Paid-in    Retained Comprehensive
                      Shares      Amount       Shares      Amount      Shares    Amount  Capital    Earnings     Loss
                   ------------  ---------  ------------  ---------  ----------- ------ ----------  -------- -------------
                                                          (In thousands, except share data)
Balance, December
 31, 2000........        300,000  $3              150,000  $      2   71,065,707  $711  $1,196,324  $355,850
Comprehensive
 income:
 Net income......                                                                                      3,412   $  3,412
 Other
  comprehensive
  loss:
 Foreign
  currency
  translation
  adjustments....                                                                                               (12,013)
                                                                                                               --------
Comprehensive
 loss............                                                                                              $ (8,601)
                                                                                                               ========
Issuance of
 common stock....                                                          2,770                50
Exercise of
 common
 stock options...                                                         15,775               208
Shares
 repurchased and
 retired.........                                                    (1,270,600)   (13)    (23,163)
                    ------------  --------   ------------  --------  -----------  ----  ----------  --------
Balance, March
 31, 2001........        300,000  $      3        150,000  $      2   69,813,652  $698  $1,173,419  $359,262
                    ============  ========   ============  ========  ===========  ====  ==========  ========
                    Accumulated
                       Other
                   Comprehensive
                       Loss
                   -------------
Balance, December
 31, 2000........    $ (6,947)
Comprehensive
 income:
 Net income......
 Other
  comprehensive
  loss:
 Foreign
  currency
  translation
  adjustments....     (12,013)
Comprehensive
 loss............
Issuance of
 common stock....
Exercise of
 common
 stock options...
Shares
 repurchased and
 retired.........
                   -------------
Balance, March
 31, 2001........    $(18,960)
                   =============


  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                                                            (In thousands)
Cash Flows From Operating Activities:
Net income..............................................  $   3,412  $  17,411
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization..........................    102,908     93,521
 Gain on sales of rental equipment......................    (16,046)   (29,246)
 Deferred taxes.........................................      2,105      3,088
 Changes in operating assets and liabilities:
 Accounts receivable....................................     49,467     50,331
 Inventory..............................................      6,096    (10,787)
 Prepaid expenses and other assets......................    (38,752)   (16,942)
 Accounts payable.......................................    (54,583)    59,315
 Accrued expenses and other liabilities.................      1,460    (73,125)
                                                          ---------  ---------
     Net cash provided by operating activities..........     56,067     93,566
Cash Flows From Investing Activities:
Purchases of rental equipment...........................    (98,347)  (193,020)
Purchases of property and equipment.....................    (16,722)   (30,848)
Proceeds from sales of rental equipment.................     39,122     70,332
In-process acquisition costs............................       (719)    (1,926)
Payments of contingent purchase price...................                (6,403)
Purchases of other companies............................    (27,695)  (128,651)
                                                          ---------  ---------
     Net cash used in investing activities..............   (104,361)  (290,516)
Cash Flows From Financing Activities:
Proceeds from debt......................................     95,155    231,278
Payments of debt........................................    (19,645)   (34,476)
Proceeds from sale-leaseback............................                12,000
Payments of financing costs.............................       (381)       (86)
Proceeds from the exercise of common stock options......        172         95
Shares repurchased and retired..........................    (23,176)
                                                          ---------  ---------
     Net cash provided by financing activities..........     52,125    208,811
Effect of foreign exchange rates........................    (12,013)      (770)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents....     (8,182)    11,091
Cash and cash equivalents at beginning of period........     34,384     23,811
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $  26,202  $  34,902
                                                          =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest..................................  $  62,604  $  55,154
Cash paid for income taxes, net of refunds..............  $     765  $  35,900
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed certain
 liabilities of other companies as follows:
 Assets, net of cash acquired...........................  $   5,457  $ 192,580
 Liabilities assumed....................................     (1,036)   (63,929)
 Less:
   Amounts paid through issuance of debt................       (600)
                                                          ---------  ---------
                                                              3,821    128,651
 Due to seller payments.................................     23,874
                                                          ---------  ---------
     Net cash paid......................................  $  27,695  $ 128,651
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              March 31,
                                                2001         December 31, 2000
                                           ----------------  ------------------
                                           (In thousands, except share data)
ASSETS
Cash and cash equivalents................. $         26,202   $         34,384
Accounts receivable, net of allowance for
 doubtful accounts of $53,444 in 2001 and
 $55,624 in 2000..........................          420,579            469,594
Inventory.................................          127,829            133,380
Prepaid expenses and other assets.........          167,807            104,493
Rental equipment, net.....................        1,719,676          1,732,835
Property and equipment, net...............          393,513            387,432
Intangible assets, net of accumulated am-
 ortization of $123,385 in 2001 and
 $108,066 in 2000.........................        2,221,894          2,227,008
                                           ----------------   ----------------
                                           $      5,077,500   $      5,089,126
                                           ================   ================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable........................ $        205,864   $        260,155
  Debt....................................        2,751,190          2,675,367
  Deferred taxes..........................          214,784            206,243
  Accrued expenses and other liabilities..          109,894            119,172
                                           ----------------   ----------------
    Total liabilities.....................        3,281,732          3,260,937
Commitments and contingencies
Stockholder's equity:
  Common stock--$0.01 par value, 3,000
   shares authorized, 1,000 shares issued
   and outstanding........................
  Additional paid-in capital..............        1,507,833          1,507,661
  Retained earnings.......................          306,895            327,475
  Accumulated other comprehensive loss....          (18,960)            (6,947)
                                           ----------------   ----------------
    Total stockholder's equity............        1,795,768          1,828,189
                                           ----------------   ----------------
                                           $      5,077,500   $      5,089,126
                                           ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                                                            (In thousands)
Revenues:
 Equipment rentals......................................  $461,382   $ 400,098
 Sales of rental equipment..............................     39,122     70,332
 Sales of equipment and merchandise and other revenues..    118,600    108,532
                                                          ---------  ---------
Total revenues..........................................    619,104    578,962
Cost of revenues:
 Cost of equipment rentals, excluding depreciation......    230,033    174,300
 Depreciation of rental equipment.......................     76,801     73,503
 Cost of rental equipment sales.........................     23,076     41,086
 Cost of equipment and merchandise sales and other
  operating costs.......................................     86,627     84,089
                                                          ---------  ---------
Total cost of revenues..................................    416,537    372,978
                                                          ---------  ---------
Gross profit............................................    202,567    205,984
Selling, general and administrative expenses............    108,893    101,850
Non-rental depreciation and amortization................     24,043     18,317
                                                          ---------  ---------
Operating income........................................     69,631     85,817
Interest expense........................................     57,530     49,683
Other (income) expense, net.............................       (670)      (204)
                                                          ---------  ---------
Income before provision for income taxes ...............     12,771     36,338
Provision for income taxes..............................      5,300     15,129
                                                          ---------  ---------
Net income .............................................  $   7,471  $  21,209
                                                          =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                            Common Stock                                       Accumulated
                          ---------------- Additional                             Other
                           Number           Paid-In   Retained  Comprehensive Comprehensive
                          of Shares Amount  Capital   Earnings      Loss          Loss
                          --------- ------ ---------- --------  ------------- -------------
                                  (In thousands, except share data)

Balance, December 31,
 2000...................    1,000          $1,507,661 $327,475                   $(6,947)
Comprehensive income:
 Net income.............                                 7,471    $  7,471
 Other comprehensive
  loss:
  Foreign currency
   translation
   adjustments..........                                           (12,013)      (12,013)
                                                                  --------
Comprehensive loss......                                          $ (4,542)
                                                                  ========
Contributed capital from
 parent.................                          172
Dividend distributions
 to parent..............                               (28,051)
                            -----          ---------- --------                  --------
Balance, March 31,
 2001...................    1,000          $1,507,833 $306,895                  $(18,960)
                            =====          ========== ========                  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                      -------------------
                                                        2001      2000
                                                      --------  ---------
                                                        (In thousands)
Cash Flows From Operating Activities:
Net income........................................... $  7,471  $  21,209
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization.......................  100,844     91,820
 Gain on sales of rental equipment...................  (16,046)   (29,246)
 Deferred taxes......................................    2,105      3,088
 Changes in operating assets and liabilities:
 Accounts receivable.................................   49,467     50,331
 Inventory...........................................    6,096    (10,787)
 Prepaid expenses and other assets...................  (39,323)   (17,892)
 Accounts payable....................................  (54,583)    24,002
 Accrued expenses and other liabilities..............    2,471    (42,472)
                                                      --------  ---------
   Net cash provided by operating activities.........   58,502     90,053
Cash Flows From Investing Activities:
Purchases of rental equipment........................  (98,347)  (193,020)
Purchases of property and equipment..................  (15,001)   (24,386)
Proceeds from sales of rental equipment..............   39,122     70,332
Payments of contingent purchase price................              (6,403)
Purchases of other companies.........................  (27,695)  (128,651)
                                                      --------  ---------
   Net cash used in investing activities............. (101,921)  (282,128)
Cash Flows From Financing Activities:
Proceeds from debt...................................   95,155    231,278
Payments of debt.....................................  (19,645)   (34,476)
Proceeds from sale-leaseback.........................              12,000
Payments of financing costs..........................     (381)       (86)
Capital contributions by parent......................      172         95
Dividend distributions to parent.....................  (28,051)    (4,875)
                                                      --------  ---------
   Net cash provided by financing activities.........   47,250    203,936
Effect of foreign exchange rates.....................  (12,013)      (770)
                                                      --------  ---------
Net increase (decrease) in cash and cash
 equivalents.........................................   (8,182)    11,091
Cash and cash equivalents at beginning of period.....   34,384     23,811
                                                      --------  ---------
Cash and cash equivalents at end of period........... $ 26,202  $  34,902
                                                      ========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest............................... $ 57,729  $  50,279
Cash paid for income taxes, net of refunds........... $    765  $  35,900
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired........................ $  5,457  $ 192,580
 Liabilities assumed.................................   (1,036)   (63,929)
 Less:
   Amounts paid through issuance of debt.............     (600)
                                                      --------  ---------
                                                         3,821    128,651
 Due to seller payments..............................   23,874
                                                      --------  ---------  ---
     Net cash paid................................... $ 27,695  $ 128,651
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

  The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Impact of Recently Issued Accounting Standards

  In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This standard amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties. The Company adopted SFAS No. 133 on January 1, 2001 and it did not have a material effect on the Company's consolidated financial position or results of operations.

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

Reclassifications

  Certain prior year balances have been reclassified to conform to the 2001 presentation.

2. Acquisitions

  During the three months ended March 31, 2001 and the year ended December 31, 2000, the Company completed two acquisitions and 53 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

                             UNITED RENTALS, INC.

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

  The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the three months ended March 31, 2000 as though each acquisition which was consummated during the period January 1, 2000 to March 31, 2001 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K was made on January 1, 2000 (in thousands, except per share data):

     Revenues......................................................... $640,403
     Net income.......................................................   18,228
     Basic earnings per share......................................... $   0.25
     Diluted earnings per share....................................... $   0.19

  Since the acquisitions made during the three months ended March 31, 2001 did not have a material impact on the Company's pro forma results of operations, the pro forma results of operations for the first quarter of 2001 are not shown.

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

3. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                     Three Months
                                                                         Ended
                                                                       March 31,
                                                                    ---------------
                                                                     2001    2000
                                                                    ------- -------
   Numerator:
     Net income.................................................... $ 3,412 $17,411
   Denominator:
     Denominator for basic earnings per share--
      weighted-average shares......................................  70,731  72,059
     Effect of dilutive securities:
       Employee stock options......................................   1,315   1,234
       Warrants....................................................   2,563   2,558
       Series A perpetual convertible preferred stock..............  12,000  12,000
       Series B perpetual convertible preferred stock..............   5,000   5,000
                                                                    ------- -------
     Denominator for diluted earnings per share--
      adjusted weighted-average shares.............................  91,609  92,851
                                                                    ======= =======
   Basic earnings per share........................................ $  0.05 $  0.24
                                                                    ======= =======
   Diluted earnings per share...................................... $  0.04 $  0.19
                                                                    ======= =======

                             UNITED RENTALS, INC.

4. Condensed Consolidating Financial Information of Guarantor Subsidiaries

  Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Pursuant to a legal reorganization of URI, certain guarantor subsidiaries and subsidiaries of URI were combined for the purpose of simplifying the Company's legal entity structure. As a result of this legal reorganization, prior period amounts have been reclassified to conform to the current year presentation. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes such information would not be material to investors. However, condensed consolidating financial information as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                  March 31, 2001
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
ASSETS
Cash and cash equiva-
 lents..................              $   23,519   $   2,683                  $   26,202
Accounts receivable,
 net....................  $  201,538     121,075      97,966                     420,579
Intercompany receivable
 (payable)..............     267,929      (9,603)   (258,326)
Inventory...............      55,796      66,878       5,155                     127,829
Prepaid expenses and
 other assets...........      50,848     115,725       1,234                     167,807
Rental equipment, net...     856,703     741,287     121,686                   1,719,676
Property and equipment,
 net....................     141,834     235,758      15,921                     393,513
Investment in subsidiar-
 ies....................   2,280,195                           $(2,280,195)
Intangible assets, net..     950,681   1,144,042     127,171                   2,221,894
                          ----------  ----------   ---------   -----------    ----------
                          $4,805,524  $2,438,681   $ 113,490   $(2,280,195)   $5,077,500
                          ==========  ==========   =========   ===========    ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......  $   36,566  $  160,345   $   8,953                  $  205,864
 Debt...................   2,726,313       2,921      21,956                   2,751,190
 Deferred income tax-
  es....................     214,734          50                                 214,784
 Accrued expenses and
  other liabilities.....      32,606      63,647      13,641                     109,894
                          ----------  ----------   ---------   -----------    ----------
   Total liabilities....   3,010,219     226,963      44,550                   3,281,732
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
  capital...............   1,488,410   1,830,667      65,662   $(1,876,906)    1,507,833
 Retained earnings......     306,895     381,051      22,238      (403,289)      306,895
 Accumulated other com-
  prehensive income.....                             (18,960)                    (18,960)
                          ----------  ----------   ---------   -----------    ----------
   Total stockholder's
    equity..............   1,795,305   2,211,718      68,940     2,280,195     1,795,768
                          ----------  ----------   ---------   -----------    ----------
                          $4,805,524  $2,438,681   $ 113,490   $ 2,280,195    $5,077,500
                          ==========  ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                December 31, 2000
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
Assets
Cash and cash equiva-
 lents..................              $   29,733   $   4,651                  $   34,384
Accounts receivable,
 net....................  $  216,444     143,295     109,855                     469,594
Intercompany receivable
 (payable)..............     319,423     (55,187)   (264,236)
Inventory...............      54,022      73,979       5,379                     133,380
Prepaid expenses and
 other assets...........      28,263      75,633         597                     104,493
Rental equipment, net...     837,972     766,219     128,644                   1,732,835
Property and equipment,
 net....................     139,871     231,195      16,366                     387,432
Investment in subsidiar-
 ies....................   2,257,692                           $(2,257,692)
Intangible assets, net..     960,444   1,132,438     134,126                   2,227,008
                          ----------  ----------   ---------   -----------    ----------
                          $4,814,131  $2,397,305   $ 135,382   $(2,257,692)   $5,089,126
                          ==========  ==========   =========   ===========    ==========
Liabilities and Stock-
 holder's Equity
Liabilities:
 Accounts payable.......  $   78,623  $  165,677   $  15,855                  $  260,155
 Debt...................   2,647,144       3,484      24,739                   2,675,367
 Deferred income tax-
  es....................     186,091      20,702        (550)                    206,243
 Accrued expenses and
  other liabilities.....      86,560      18,862      13,750                     119,172
                          ----------  ----------   ---------   -----------    ----------
   Total liabilities....   2,998,418     208,725      53,794                   3,260,937
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
 capital................   1,488,238   1,830,500      65,657   $(1,876,734)    1,507,661
 Retained earnings......     327,475     358,080      22,878      (380,958)      327,475
 Accumulated other com-
 prehensive loss........                              (6,947)                     (6,947)
                          ----------  ----------   ---------   -----------    ----------
   Total stockholder's
    equity..............   1,815,713   2,188,580      81,588    (2,257,692)    1,828,189
                          ----------  ----------   ---------   -----------    ----------
                          $4,814,131  $2,397,305   $ 135,382   $(2,257,692)   $5,089,126
                          ==========  ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                   For the Three Months Ended March 31, 2001
                          -------------------------------------------------------------
                                                     Non-
                                     Guarantor    Guarantor                Consolidated
                            URI     Subsidiaries Subsidiaries Eliminations    Total
                          --------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $207,473    $233,354     $20,555                   $461,382
  Sales of rental equip-
   ment.................    28,195       8,059       2,868                     39,122
  Sales of equipment and
   merchandise and other
   revenues.............    56,541      54,650       7,409                    118,600
                          --------    --------     -------      --------     --------
Total revenues..........   292,209     296,063      30,832                    619,104
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........    98,811     119,675      11,547                    230,033
  Depreciation of rental
   equipment............    37,411      34,296       5,094                     76,801
  Cost of rental equip-
   ment sales...........    16,584       4,902       1,590                     23,076
  Cost of equipment and
   merchandise sales and
   other operating
   costs................    42,672      38,508       5,447                     86,627
                          --------    --------     -------      --------     --------
Total cost of revenues..   195,478     197,381      23,678                    416,537
                          --------    --------     -------      --------     --------
Gross profit............    96,731      98,682       7,154                    202,567
Selling, general and ad-
 ministrative expenses..    48,249      54,608       6,036                    108,893
Non-rental depreciation
 and amortization.......    10,837      11,756       1,450                     24,043
                          --------    --------     -------      --------     --------
Operating income........    37,645      32,318        (332)                    69,631
Interest expense........    56,847         436         247                     57,530
Other (income) expense,
 net....................     6,200      (7,385)        515                       (670)
                          --------    --------     -------      --------     --------
Income (loss) before
 provision for income
 taxes..................   (25,402)     39,267      (1,094)                    12,771
Provision (benefit) for
 income taxes...........   (10,542)     16,296        (454)                     5,300
                          --------    --------     -------      --------     --------
Income (loss) before eq-
 uity in net earnings
 of subsidiaries........   (14,860)     22,971        (640)     $(22,331)     (14,860)
Equity in net earnings
 of subsidiaries........    22,331                                             22,331
                          --------    --------     -------      --------     --------
Net income (loss).......  $  7,471    $ 22,971     $  (640)     $(22,331)    $  7,471
                          ========    ========     =======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                   For the Three Months Ended March 31, 2000
                          -------------------------------------------------------------
                                                     Non-
                                     Guarantor    Guarantor                Consolidated
                            URI     Subsidiaries Subsidiaries Eliminations    Total
                            ---     ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....  $172,673    $205,962     $21,463                   $400,098
  Sales of rental equip-
   ment.................    29,511      34,345       6,476                     70,332
  Sales of equipment and
   merchandise and other
   revenues.............    57,426      43,681       7,425                    108,532
                          --------    --------     -------      --------     --------
Total revenues..........   259,610     283,988      35,364                    578,962
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........    73,121      89,950      11,229                    174,300
  Depreciation of rental
   equipment............    35,385      33,575       4,543                     73,503
  Cost of rental equip-
   ment sales...........    18,652      18,130       4,304                     41,086
  Cost of equipment and
   merchandise sales and
   other operating
   costs................    45,876      31,994       6,219                     84,089
                          --------    --------     -------      --------     --------
Total cost of revenues..   173,034     173,649      26,295                    372,978
                          --------    --------     -------      --------     --------
Gross profit............    86,576     110,339       9,069                    205,984
Selling, general and ad-
 ministrative expenses..    41,502      55,021       5,327                    101,850
Non-rental depreciation
 and amortization.......     9,020       8,024       1,273                     18,317
                          --------    --------     -------      --------     --------
Operating income........    36,054      47,294       2,469                     85,817
Interest expense........    48,822          41         820                     49,683
Other (income) expense,
 net....................     1,774      (1,725)       (253)                      (204)
                          --------    --------     -------      --------     --------
Income (loss) before
 provision for income
 taxes..................   (14,542)     48,978       1,902                     36,338
Provision (benefit) for
 income taxes...........    (6,035)     20,374         790                     15,129
                          --------    --------     -------      --------     --------
Income (loss) before
 equity in net earnings
 of subsidiaries........    (8,507)     28,604       1,112      $(29,716)      (8,507)
Equity in net earnings
 of subsidiaries........    29,716                                             29,716
                          --------    --------     -------      --------     --------
Net income..............  $ 21,209    $ 28,604     $ 1,112      $(29,716)    $ 21,209
                          ========    ========     =======      ========     ========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                    For the Three Months Ended March 31, 2001
                          ---------------------------------------------------------------
                                      Guarantor   Non-guarantor
                            URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          --------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 operating activities...  $ 21,233    $ 20,403      $ 16,866                  $  58,502
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............   (66,761)    (26,650)       (4,936)                   (98,347)
 Purchases of property
  and equipment.........    (6,188)     (7,482)       (1,331)                   (15,001)
 Proceeds from sales of
  rental equipment......    28,195       8,059         2,868                     39,122
 Purchases of other
  companies.............   (27,056)                     (639)                   (27,695)
                          --------    --------      --------       ------     ---------
   Net cash used in
    investing
    activities..........   (71,810)    (26,073)       (4,038)                  (101,921)
Cash flows from
 financing activities:
 Proceeds from debt.....    95,144          11                                   95,155
 Payments of debt.......   (16,307)       (555)       (2,783)                   (19,645)
 Payments of financing
  costs.................      (381)                                                (381)
 Capital contributions
  by parent.............       172                                                  172
 Dividend distributions
  to parent.............   (28,051)                                             (28,051)
                          --------    --------      --------       ------     ---------
   Net cash provided by
    (used in)
    financing
    activities..........    50,577        (544)       (2,783)                    47,250
 Effect of foreign
  exchange rates........                             (12,013)                   (12,013)
                          --------    --------      --------       ------     ---------
 Net decrease in cash
  and cash
  equivalents...........                (6,214)       (1,968)                    (8,182)
 Cash and cash
  equivalents at
  beginning of period...                29,733         4,651                     34,384
                          --------    --------      --------       ------     ---------
 Cash and cash
  equivalents at end of
  period................  $           $ 23,519      $  2,683                  $  26,202
                          ========    ========      ========       ======     =========
Supplemental disclosure
 of cash flow
 information:
   Cash paid for
    interest............  $ 53,026    $  4,133      $    570                  $  57,729
   Cash paid for income
    taxes, net of
    refunds.............  $    538                  $    227                  $     765
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $  4,624                  $    833                  $   5,457
 Liabilities assumed....      (842)                     (194)                    (1,036)
 Less:
   Amounts paid through
    issuance of debt....      (600)                                                (600)
                          --------    --------      --------       ------     ---------
                             3,182                       639                      3,821
 Due to seller
  payments..............    23,874                                               23,874
                          --------    --------      --------       ------     ---------
   Net cash paid........  $ 27,056                  $    639                  $  27,695
                          ========    ========      ========       ======     =========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                     For the Three Months Ended March 31, 2000
                          ----------------------------------------------------------------
                                       Guarantor   Non-guarantor
                             URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 operating activities...  $  71,328    $ 16,502       $ 2,223                  $  90,053
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............   (147,683)    (38,799)       (6,538)                  (193,020)
 Purchases of property
  and equipment.........    (17,842)     (5,582)         (962)                   (24,386)
 Proceeds from sales of
  rental equipment......     29,511      34,345         6,476                     70,332
 Payments of contingent
  purchase price........       (803)     (5,600)                                  (6,403)
 Purchases of other
  companies.............   (128,651)                                            (128,651)
                          ---------    --------       -------        ---       ---------   ---
   Net cash used in
    investing
    activities..........   (265,468)    (15,636)       (1,024)                  (282,128)
Cash flows from
 financing activities:
 Proceeds from debt.....    211,625      19,653                                  231,278
 Payments of debt.......    (28,308)     (4,145)      (2,023)                    (34,476)
 Proceeds from sale-
  leaseback.............     12,000                                               12,000
 Payments of financing
  costs.................        (86)                                                 (86)
 Capital contributions
  by parent.............         95                                                   95
 Dividend distributions
  to parent.............     (4,875)                                              (4,875)
                          ---------    --------       -------        ---       ---------
   Net cash provided by
    (used in) financing
    activities..........    190,451      15,508        (2,023)                   203,936
 Effect of foreign
  exchange rates........                                 (770)                      (770)
                          ---------    --------       -------        ---       ---------
 Net increase
  (decrease) in cash
  and
  cash equivalents......     (3,689)     16,374        (1,594)                    11,091
 Cash and cash
  equivalents at
  beginning of period...      3,689      16,414         3,708                     23,811
                          ---------    --------       -------        ---       ---------
 Cash and cash
  equivalents at end of
  period................  $            $ 32,788       $ 2,114                  $  34,902
                          =========    ========       =======        ===       =========
Supplemental disclosure
 of cash flow
 information:
   Cash paid for
    interest............  $  49,479    $    194       $   606                  $  50,279
   Cash paid for income
    taxes...............  $  29,702                   $ 6,198                  $  35,900
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 192,580                                            $ 192,580
 Liabilities assumed....    (63,929)                                             (63,929)
                          ---------    --------       -------        ---       ---------
     Net cash paid......  $ 128,651                                            $ 128,651
                          =========    ========       =======        ===       =========

6. Subsequent Event

  In April 2001, URI issued $450.0 million aggregate principal amount of 10 3/4% senior notes. Concurrent with the issuance of the senior notes, URI entered into a new senior secured credit facility. The new credit facility is comprised of a $750.0 million term loan and a $750.0 million revolving credit facility. The proceeds from the new senior notes and new senior secured credit facility were used to refinance outstanding secured indebtedness of approximately $1,664.5 million and obligations under a synthetic lease of $31.2 million. For additional information concerning these transactions, see "--Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations--Information Concerning Recent Financing Transactions".

  As a result of the refinancing, the Company will record in the second quarter of 2001 a pretax extraordinary charge of approximately $17.0 million, primarily related to the write-off of financing fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion reviews our operations for the three months ended March 31, 2001 and 2000 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included herein and the Consolidated Financial Statements and related notes included in our 2000 Annual Report on Form 10-K.

General

  We primarily derive revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of used rental equipment, (iii) the sale of new equipment, and (iv) the sale of related merchandise and parts and other revenue.

  Cost of operations consists primarily of depreciation costs associated with rental equipment, the cost of repairing and maintaining rental equipment, the cost of rental equipment and equipment and other merchandise sold, personnel costs, occupancy costs and supplies.

  We record rental equipment expenditures at cost and depreciate equipment using the straight-line method over the estimated useful life (which ranges from 2 to 10 years), after giving effect to an estimated salvage value of 0% to 10% of cost.

  Selling, general and administrative expenses primarily include sales commissions, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

  Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and
(iii) the amortization of intangible assets. Our intangible assets include non-compete agreements and goodwill, which represents the excess of the purchase price of acquired companies over the estimated fair market value of the net assets acquired.

Accounting For Acquisitions

  We completed several acquisitions in 2000 and 2001. See note 2 to the Unaudited Consolidated Financial Statements included herein. We accounted for these acquisitions as "purchases," which means that the results of operations of the businesses acquired are included in our financial statements only from their respective dates of acquisition. In view of the fact that our operating results for 2001 and 2000 were impacted by these acquisitions, we believe that our results of operations for these periods are not directly comparable.

Results of Operations

 Three Months Ended March 31, 2001 and 2000

  Revenues. Total revenues for the three months ended March 31, 2001 were $619.1 million, representing an increase of 6.9% over total revenues of $579.0 million for the three months ended March 31, 2000. Our revenues during these periods were attributable to the following sources.

  . Revenues from Equipment Rentals. These revenues were $461.4 million in the first quarter of 2001, representing an increase of 15.3% from $400.1 million in the first quarter of 2000. These revenues accounted for 74.5% of our total revenues in the first quarter of 2001 compared with 69.1% of our total revenues in the first quarter of 2000. The 15.3% increase in these revenues in the first quarter of 2001 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 8.2 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations, partially offset by locations sold or closed (which accounted for approximately 7.1 percentage points).

  . Revenues from the Sales of Rental Equipment. These revenues were $39.1 million in the first quarter of 2001, representing a decrease of 44.4% from $70.3 million in the first quarter of 2000. These revenues accounted for 6.3% of our total revenues in the first quarter of 2001 compared with 12.1% of our total revenues in the first quarter of 2000.

    We have, in response to softening economic conditions, been focusing on measures to reduce our cash outlays. These measures include reducing our 2001 budget for new equipment purchases and slowing the rate at which we sell our used rental equipment. The 44.4% reduction in revenues from the sales of rental equipment during the first quarter of 2001 reflects these actions. For additional information, see "-- Liquidity and Capital Resources--Certain Measures to Reduce Cash Requirements."

  . Revenues from the Sales of Equipment and Merchandise and Other Revenues. These revenues were $118.6 million in the first quarter of 2001, representing an increase of 9.3% from $108.5 million in the first quarter of 2000. These revenues accounted for 19.2% of our total revenues in the first quarter of 2001 compared with 18.7% of our total revenues in the first quarter of 2000. The 9.3% increase in sales of equipment and merchandise and other revenues was attributable to the increase in the volume of transactions.

  Gross Profit. Gross profit decreased to $202.6 million in the three months ended March 31, 2001, from $206.0 million in the three months ended March 31, 2000. This decrease primarily reflected the following: (i) the sales of used rental equipment, which generally produces higher gross profit margins than our other sources of revenues, accounted for a smaller percentage of our total revenues as discussed above, and (ii) our business of renting traffic control equipment, which generally operates at a loss during the first quarter due to seasonal factors, increased in size, making our overall results during the first quarter more subject to this seasonality.

  Our gross profit margin by source of revenues in the three months ended March 31, 2001 and 2000 was: (i) equipment rental (33.1% in the three months ended March 31, 2001 and 38.1% in the three months ended March 31, 2000), (ii) sales of rental equipment (41.0% in the three months ended March 31, 2001 and 41.6% in the three months ended March 31, 2000) and (iii) sales of equipment and merchandise and other revenues (28.6% in the three months ended March 31, 2001 and 22.5% in the three months ended March 31, 2000). The decrease in the gross profit margin from rental revenues in the three months ended March 31, 2001 was primarily attributable to the impact of our traffic control business as described above. The increase in the gross profit margin from sales of equipment and merchandise and other revenue in the three months ended March 31, 2001, primarily reflected the following: (i) lower costs resulting from our ongoing efforts to consolidate our suppliers and further capitalize on our purchasing power and (ii) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as providing services and selling parts.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $108.9 million, or 17.6% of total revenues, during the three months ended March 31, 2001 and $101.9 million, or 17.6% of total revenues, during the three months ended March 31, 2000.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $26.1 million, or 4.2% of total revenues, in the three months ended March 31, 2001 and $20.0 million, or 3.5% of total revenues, in the three months ended March 31, 2000. The increase in the dollar amount of non-rental depreciation and amortization in the first three months of 2001 primarily reflected the amortization of goodwill attributable to acquisitions completed subsequent to the first quarter of 2000.

  Interest Expense. Interest expense increased to $57.5 million in the three months ended March 31, 2001 from $49.7 million in the three months ended March 31, 2000. This increase primarily reflected an increase in the Company's indebtedness, principally to fund acquisitions.

  Preferred Dividends of a Subsidiary Trust. During the three months ended March 31, 2001 and 2000, preferred dividends of a subsidiary trust were $4.9 million.

  Other (Income) Expense. Other income was $0.7 million in the three months ended March 31, 2001 compared with $0.2 million in the three months ended March 31, 2000.

  Income Taxes. Income taxes were $2.4 million, or an effective rate of 41.5%, in the three months ended March 31, 2001 compared to $12.4 million, or an effective rate of 41.5%, in the three months ended March 31, 2000.

Information Concerning Recent Financing Transactions

  General

  In April 2001, we refinanced $1,664.5 million of our outstanding secured indebtedness. In order to effect this refinancing, we:

  .  issued $450.0 million of 10 3/4% Senior Notes Due 2008;

  . obtained a new senior secured credit facility comprised of a $750 million term loan and a $750 million revolving credit facility;

  . made an initial draw under the new revolving credit facility in the amount of $525.0 million; and

  . used the proceeds from the notes, the new term loan and the initial draw under the new revolving credit facility to (i) permanently repay the outstanding balance under our old revolving credit facility ($476.0 million); (ii) repay outstanding term loans ($1,188.5 million) and (iii) repay an outstanding synthetic lease ($31.2 million).

  Additional Information Concerning the 10 3/4% Senior Notes

  On April 20, 2001, United Rentals (North America), Inc. ("URI"), a wholly owned subsidiary of United Rentals, Inc. ("Holdings"), sold $450 million aggregate principal amount of 10 3/4% Senior Notes Due 2008. The net proceeds from the sale of the notes were approximately $439.9 million (after deducting the initial purchasers' discount and estimated offering expenses). The notes mature on April 15, 2008. The notes are unsecured and are guaranteed by Holdings and by URI's domestic subsidiaries. URI may, at its option, redeem the notes on or after April 15, 2005, at specified redemption prices which range from 105.375% in 2005 to 100.0% in 2007 and thereafter. In addition, on or prior to April 15, 2004, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding notes, at a redemption price of 110.75%. The indenture governing the notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) our ability to consolidate, merge or sell all or substantially all of our assets.

  Additional Information Concerning the New Credit Facility

  On April 20, 2001, we entered into a new senior secured credit facility. The new facility is comprised of a term loan and a revolving credit facility and replaces the term loans and revolving credit facility that we previously had. Set forth below is additional information concerning the new credit facility.

  General Terms of the New Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $750 million on a revolving basis and enables one of our Canadian subsidiaries to borrow up to $40 million (provided that the aggregate borrowings of URI and the Canadian subsidiary may not exceed $750 million). Up to $100 million of the revolving credit facility is available in the form of letters of credit. The revolving credit facility will mature and terminate on October 20, 2006.

  Borrowings under the revolving credit facility will until October 20, 2001, accrue interest, at our option, at either (A) the ABR Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank's prime rate) plus a margin of 1.00% or (B) an adjusted LIBOR rate plus a margin of 2.0%. From and after October 20, 2001, the above interest rate margins will be adjusted quarterly based on our financial leverage ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively.

  Borrowings by the Canadian subsidiary under the revolving credit facility will until October 20, 2001, accrue interest, at such subsidiary's option, at either (X) the Prime rate (which is equal to the Chase Manhattan Bank of Canada's prime rate) plus a margin of 1.00% or (Y) the B/A rate (which is equal to the Chase Manhattan Bank of Canada's B/A rate) plus a margin of 2.0%. From and after October 20, 2001, the above interest rate margins will be adjusted quarterly based on our financial leverage ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the Prime rate and the B/A rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the Prime rate and the B/A rate, respectively.

  If at any time an event of default exists, the interest rate applicable to each loan will increase by 2% per annum.

  We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

  General Terms of the New Term Loan. On April 20, 2001, URI obtained a $750 million term loan. Amounts repaid in respect of the term loan may not be reborrowed. URI must repay the principal of the term loan in installments, over six and one-half years, as follows: (i) on June 30, 2001 and on the last day of each calendar quarter thereafter up to and including September 30, 2006, URI must repay $1.9 million and (ii) on the last day of each calendar quarter thereafter up to and including September 30, 2007, URI must repay $177.2 million.

  Borrowings under the term loan accrue interest, at our option, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank's prime rate) plus a margin of 2.0%, or
(b) an adjusted LIBOR rate plus a margin of 3.0%.

  Covenants. The agreements governing our new senior secured credit facility contains certain covenants that require us to, among other things, satisfy certain financial tests relating to: (a) the ratio of senior debt to cash flow, (b) minimum interest coverage ratio, (c) the ratio of funded debt to cash flow, and (d) the ratio of senior debt to tangible assets. These agreements also contain various other covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to our assets, (iii) pay dividends or make other restricted payments on our common stock and certain other securities and (iv) make acquisitions unless certain financial conditions are satisfied.

  Security and Guarantees. URI's obligations under the new senior secured facility are, subject to limited exceptions, (i) guaranteed by Holdings and URI's United States subsidiaries and (ii) secured by substantially all of URI's assets, the stock of URI and the stock of Holding's other United States subsidiaries and a portion of the stock of Holding's Canadian subsidiaries. The obligations of the Canadian subsidiary that may borrow under the revolving credit facility are guaranteed by our other Canadian subsidiaries and secured by substantially all of the assets of this Canadian subsidiary and the stock of its subsidiaries.

Liquidity and Capital Resources

  Sources and Uses of Cash

  During the first three months of 2001, we (i) generated cash from operations of approximately $56.1 million, (ii) generated cash from the sale of rental equipment of approximately $39.1 million and (iii) obtained net proceeds from financing activities of approximately $52.1 million. We used cash during this period principally to (i) pay consideration for acquisitions and settle certain outstanding liabilities due to former owners of businesses that we acquired (approximately $27.7 million), (ii) purchase rental equipment (approximately $98.3 million), (iii) purchase other property and equipment (approximately $16.7 million) and (iv) purchase and retire shares of our outstanding common stock (approximately $23.2 million).

  Certain Balance Sheet Changes

  The decrease in accounts receivable at March 31, 2001 compared to December 31, 2000 was primarily due to collection of accounts receivable generated in the seasonally stronger prior fiscal quarters. The increase in prepaid expenses and other assets at March 31, 2001 compared to December 31, 2000 was primarily attributable to payment of certain prepaid expenses during the first quarter. The decrease in rental equipment at March 31, 2001 compared to December 31, 2000 was primarily attributable to the depreciation of the assets and to the disposal of rental equipment, partially offset by purchases of rental equipment, during the first quarter.

  The decrease in accounts payable at March 31, 2001 compared to December 31, 2000 was attributable to the payment of accounts payable. The increase in debt at March 31, 2001 compared to December 31, 2000 was primarily attributable to borrowings for acquisition related payments and equipment purchases. The decrease in accrued expenses and other liabilities at March 31, 2001 compared to December 31, 2000 was primarily attributable to the payment of certain accrued bonus compensation. The decrease in additional paid-in capital at March 31, 2001 compared to December 31, 2000, primarily reflected the purchase and retirement of shares of our outstanding common stock.

  Cash Requirements Related to Operations

  Our principal existing sources of cash are borrowings available under our revolving credit facility ($201.6 million available as of May 8, 2001) and cash generated from operations.

  We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) debt service and (iv) costs relating to the matters described below under "--Certain Projected Charges--Branch Consolidation". We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we plan to seek additional financing through the securitization of certain of our accounts receivable.

  We estimate that equipment expenditures for the year 2001 will be approximately $400 million for our existing operations. These expenditures are comprised of approximately (i) $150 million of expenditures in order to replace rental equipment sold, (ii) $200 million of discretionary expenditures to increase the size of our rental fleet and (iii) $50 million of expenditures for the purchase of non-rental equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

  While emphasizing internal growth, we may also continue to expand through a disciplined acquisition program. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash described above are not sufficient to fund such future acquisitions, we will require additional financing and, consequently, our indebtedness may increase as we implement our growth strategy. There can be no assurance, however, that any additional financing will be available or, if available, will be on terms that are satisfactory to us.

  The recent refinancing of $1.664.5 million of our indebtedness (described under "--Information Concerning Recent Financing Transactions") extended the maturities of a significant amount of our indebtedness. Based on the scheduled maturities of our current indebtedness, we are required to make principal payments of approximately $19.3 million over the next 12 months. We may also, at our option, make additional principal payments.

  Certain Measures to Reduce Cash Requirements

  We have, in response to softening economic conditions, been focusing on measures to cut costs and reduce cash outlays. Some of our principal initiatives are discussed below.

  Reduce Equipment Purchases. We plan to significantly reduce our equipment purchases in 2001. This is reflected in our 2001 budget which, as described above, allocates $400 million for equipment expenditures, representing a significant decrease from the $962 million that we expended in 2000.

  We also plan to reduce the rate at which we sell our used equipment in 2001. The magnitude of the reduction will depend on a number of future developments, including the economic outlook, conditions in the used equipment market, and our equipment utilization rate. Based on current conditions, we estimate that our revenues from the sale of used equipment will be 50-75% lower in 2001 than it was in 2000.

  We estimate that the weighted average age of our rental fleet, which currently is approximately 28 months, will increase to approximately 32 months as a result of the planned reduction in the rate at which we purchase new equipment and sell used equipment. We believe that, because of the young age of our fleet, our business will not be adversely affected by this increase in average age.

  Close or Consolidate a Limited Number of Under-Performing Branches. Among our more than 750 branch locations, we have identified a limited number that are under-performing based on our benchmarks. We expect that over the next several months we will close, or consolidate with other locations, 25 to 30 under-performing branches.

  Continue to Consolidate Suppliers. We reduced the number of our primary equipment suppliers from 111 to 28 in 2000. This allowed us to lower our purchase costs by approximately $150 million in 2000 and should enable us to save additional amounts in 2001. We are currently in the process of similarly consolidating our merchandise suppliers.

  Other Cost-Cutting Measures. We are seeking to reduce costs in a number of other ways, including reducing administrative expenses, consolidating credit and collection centers, and streamlining advertising.

Certain Projected Charges

  Branch Consolidation

  We estimate that we will incur a pre-tax charge in 2001 in the range of $20 million to $40 million in connection with our plan to close or consolidate 25 to 30 under-performing branches as described above. This charge will primarily relate to severance for employees and vacating facilities.

  Debt Refinancing

  We refinanced $1,664.5 million of indebtedness during the second quarter of 2001 (as described under "--Information Concerning Recent Financing Transactions"). We will record a pre-tax extraordinary charge of approximately $17 million during the second quarter of 2001, primarily relating to the write-off of financing fees.

Relationship Between Holdings and URI

  United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI's payments to Holdings are reflected on URI's financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on certain preferred securities (the "Trust Preferred Securities") that were issued by a subsidiary trust of Holdings in August 1998.

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

Seasonality

  Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The seasonality of our business has been heightened by our acquisition of businesses that specialize in renting traffic control equipment. These businesses tend to generate most of their revenues and profits in the second and third quarters of the year, slow down during the fourth quarter and operate at a loss during the first quarter.

Inflation

  Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Recently Issued Accounting Standards

  In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133". This standard delays the effective date of SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities", for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This standard amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties. We adopted SFAS No. 133 on January 1, 2001 and it did not have a material effect on our consolidated financial position or results of operations.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material effect on our consolidated financial position or results of operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

  Sensitivity to Changes in Construction and Industrial Activities

  Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand for our equipment, or depress rental rates and the sales prices for the equipment we sell. We have identified below certain of the factors which may cause such a downturn, either temporarily or long-term:

  . the recent slow-down of the economy worsens or continues over the long-term;

  .  an increase in interest rates; or

  . adverse weather conditions which may temporarily affect a particular region.

  In addition, demand for our traffic control equipment may not reach projected levels in the event that funding for highway and other construction projects under government programs, such as the Transportation Equity Act for the 21st Century ("TEA-21") or the Aviation Investment and Reform Act for the 21st Century ("AIR-21"), does not reach expected levels.

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

  Dependence on Additional Capital

  We may require additional capital for, among other purposes, purchasing rental equipment, completing acquisitions, establishing new rental locations, and refinancing existing indebtedness. If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our business could be adversely affected.

  Certain Risks Relating to Acquisitions

  The making of acquisitions entails certain risks, including:

  . unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations;

  . difficulty in assimilating the operations and personnel of the acquired company with our existing operations;

  .  loss of key employees of the acquired company; and

  . difficulty maintaining uniform standards, controls, procedures and policies.

  Dependence on Management

  We are highly dependent upon our senior management team. Consequently, our business could be adversely affected in the event that we lose the services of any member of senior management. We do not maintain "key man" life insurance with respect to members of senior management.

  Competition

  The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. In addition, certain equipment manufacturers may commence or increase their existing efforts relating to renting and selling equipment directly to our customers or potential customers.

  Liability and Insurance

  We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

  . our coverage is subject to a deductible of $1 million and limited to a maximum of $98 million per occurrence;

  . we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage), since we believe that the cost for such coverage is high relative to the benefit that it provides; and

  . certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

  We cannot be certain that insurance will continue to be available to us on economically reasonable terms, if at all.

  Environmental and Safety Regulations

  Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Under these laws, we may be liable for, among other things, (1) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (2) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, and dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above-ground storage tanks located at certain of our locations.

  Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost.

  Risks Related to International Operations

  Our operations outside the United States are subject to the risks normally associated with international operations. These include the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, and the need to comply with foreign laws.

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

  Restrictive Covenants

  We are subject to various restrictive financial and operating covenants under the agreements governing our indebtedness. These covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our business by significantly limiting our operating and financial flexibility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000. There has been no material change in these market risks since the end of the fiscal year 2000.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

  We and our subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. Our ultimate legal and financial liability with respect to such pending litigation cannot be estimated with certainty but we believe, based on our examination of such matters, that such ultimate liability will not have a material effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

  Set forth below is certain information concerning sales of unregistered securities by us during the first quarter of 2001. The issuances by us of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

  1. In January 2001, we issued 2,770 shares of common stock to an executive officer pursuant to an employment agreement.

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

 10(a)* Amended and Restated Credit Agreement dated as of April 20, 2001 between United Rentals, Inc., United Rentals (North America), Inc., various financial institutions, and The Chase Manhattan Bank, as U.S.
         Administrative Agent.

 10(b)*  Indenture dated as of April 20, 2001 among United Rentals (North
         America), Inc., the Guarantors named therein and The Bank of New York, as Trustee.

 10(c)* Purchase Agreement dated April 12, 2001 relating to the initial sale by United Rentals (North America), Inc. of $450 million aggregate principal amount of 10 3/4% Senior Notes due 2008.
 10(d)*  Registration Rights Agreement dated as of April 20, 2001 among United
         Rentals (North America), Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to $450 million aggregate principal amount of 10 3/4% Senior Notes due 2008.

--------
 *Filed herewith.

(b)Reports on Form 8-K:
  1. Form 8-K dated January 2, 2001 (earliest event reported December 29,
     2000); Item 5 was reported.
  2. Form 8-K dated February 28, 2001 (earliest event reported February 28,
     2001); Item 5 was reported.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          United Rentals, Inc.

Dated: May 14, 2001                           /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Chief Accounting Officer)

                                          United Rentals (North America), Inc.

Dated: May 14, 2001                           /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Chief Accounting Officer)