Form 10-Q
period 2001-06-30
UNITED RENTALS INC /DE
filed 2001-08-14
CIK 1067701

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

    For the quarterly period ended June 30, 2001

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

                                X  Yes       No

  As of August 6, 2001, there were 73,194,724 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1  Unaudited Consolidated Financial Statements
         United Rentals, Inc. Consolidated Balance Sheets as of June 30,
          2001 and
          December 31, 2000 (unaudited)..................................     4
         United Rentals, Inc. Consolidated Statements of Operations for
          the Six and Three Months Ended June 30, 2001 and 2000
          (unaudited)....................................................     5
         United Rentals, Inc. Consolidated Statement of Stockholders'
          Equity for the Six Months Ended June 30, 2001 (unaudited)......     6
         United Rentals, Inc. Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2001 and 2000 (unaudited)........     7
         United Rentals (North America), Inc. Consolidated Balance Sheets
          as of June 30, 2001
          and December 31, 2000 (unaudited)..............................     8
         United Rentals (North America), Inc. Consolidated Statements of
          Operations for the
          Six and Three Months Ended June 30, 2001 and 2000 (unaudited)..     9
         United Rentals (North America), Inc. Consolidated Statement of
          Stockholder's Equity for the Six Months Ended June 30, 2001
          (unaudited)....................................................    10
         United Rentals (North America), Inc. Consolidated Statements of
          Cash Flows for the
          Six Months Ended June 30, 2001 and 2000 (unaudited)............    11
         Notes to Unaudited Consolidated Financial Statements............    12
         Management's Discussion and Analysis of Financial Condition and
 Item 2   Results of Operations..........................................    26
 Item 3  Quantitative and Qualitative Disclosures about Market Risk......    38
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings...............................................    39
 Item 2  Changes in Securities and Use of Proceeds.......................    39
 Item 4  Submission of Matters to a Vote of Security Holders.............    40
 Item 6  Exhibits and Reports on Form 8-K................................    41
         Signatures......................................................    43

  Certain of the statements contained in this Report are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "seek," "on-track," "plan," "intend," or "anticipate" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                UNITED RENTALS

  United Rentals is the largest equipment rental company in North America with more than 740 locations in 47 states, seven Canadian provinces and Mexico. We offer for rent over 600 different types of equipment to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2000, we served more than 1.2 million customers and completed over 8.4 million rental transactions.

  We have the largest fleet of rental equipment in the world, with over 500,000 units having an original purchase price of approximately $3.6 billion. Our fleet includes:

  . General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

  .  Aerial work platforms, such as scissor lifts and boom lifts;

  . General tools and light equipment, such as power washers, water pumps, heaters and hand tools;

  . Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems;

  . Trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment; and

  . Special event equipment, such as large tents, light towers and power units used for sporting, corporate and other events.

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

  Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology systems allow each branch to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to: (1) market equipment through all branches within a cluster, (2) cross-market equipment specialties of different branches within each cluster, and (3) reduce costs by consolidating functions that are common to our more than 740 branches, such as payroll, accounts payable and credit and collection, into 24 credit offices and three service centers. In the second quarter of 2001, approximately 10.7% of our rental revenue was attributable to equipment sharing among branches.

  Geographic and Customer Diversity. We have more than 740 branches in 47 states, seven Canadian provinces and Mexico and served more than 1.2 million customers in 2000. Our customers are diverse, ranging from Fortune 500 companies to small companies and homeowners, and in 2000 our top ten customers accounted for approximately 2% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

  Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 63 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them--within budgetary guidelines--to make day-to-day decisions concerning staffing, pricing, equipment purchasing and other branch matters. Management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. We promote equipment sharing among branches by linking the compensation of branch managers and other personnel to their branch's financial performance and return on assets.

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

  National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with larger companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America and a single point of contact for all their equipment needs. Our National Account team currently includes 39 professionals serving over 1,500 National Account customers, including more than 130 new accounts added in the second quarter of 2001. We estimate that our revenues from National Account customers will increase to approximately $400.0 million in 2001 from $245.0 million in 2000.

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

Industry Background

  We estimate the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to over $25 billion in 2000, representing a compound annual growth rate of approximately 14.5%. We believe that the principal driver of growth in the equipment rental industry, in addition to general economic expansion, has been the increasing recognition by equipment users of the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:

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

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              June 30,         December 31,
                                                2001               2000
                                           ----------------  ------------------
                                           (In thousands, except share data)
ASSETS
Cash and cash equivalents................. $         36,135   $         34,384
Accounts receivable, net of allowance for
 doubtful accounts of $49,693 in 2001 and
 $55,624 in 2000..........................          490,555            469,594
Inventory.................................          114,570            133,380
Prepaid expenses and other assets.........          183,885            104,493
Rental equipment, net.....................        1,851,404          1,732,835
Property and equipment, net...............          428,576            422,239
Goodwill, net of accumulated amortization
 of $131,975 in 2001 and
 $103,219 in 2000.........................        2,199,876          2,215,532
Other intangible assets, net..............            9,645             11,476
                                           ----------------   ----------------
                                           $      5,314,646   $      5,123,933
                                           ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable........................ $        312,014   $        260,155
  Debt....................................        2,759,748          2,675,367
  Deferred taxes..........................          230,106            206,243
  Accrued expenses and other liabilities..          172,013            136,225
                                           ----------------   ----------------
    Total liabilities.....................        3,473,881          3,277,990
Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust.......................          300,000            300,000
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized:
   Series A perpetual convertible
    preferred stock--$300,000 liquidation
    preference, 300,000 shares issued and
    outstanding...........................                3                  3
   Series B perpetual convertible
    preferred stock--$150,000 liquidation
    preference, 150,000 shares issued and
    outstanding...........................                2                  2
  Common stock--$.01 par value,
   500,000,000 shares authorized,
   73,150,359 shares issued and
   outstanding in 2001 and 71,065,707 in
   2000...................................              732                711
  Additional paid-in capital..............        1,241,127          1,196,324
  Deferred compensation...................          (59,255)
  Retained earnings.......................          372,880            355,850
  Accumulated other comprehensive loss....          (14,724)            (6,947)
                                           ----------------   ----------------
    Total stockholders' equity............        1,540,765          1,545,943
                                           ----------------   ----------------
                                           $      5,314,646   $      5,123,933
                                           ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   Six Months Ended     Three Months Ended
                                       June 30,              June 30,
                                 ---------------------  -------------------
                                    2001       2000       2001      2000
                                 ---------- ----------  --------- ---------
                                   (In thousands, except per share data)
Revenues:
 Equipment rentals.............  $1,043,750 $  911,632  $ 582,368 $ 511,534
 Sales of rental equipment.....      72,239    155,171     33,117    84,839
 Sales of equipment and
  merchandise and other
  revenues.....................     271,128    242,105    152,528   133,573
                                 ---------- ----------  --------- ---------
Total revenues.................   1,387,117  1,308,908    768,013   729,946
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation.......     500,136    396,614    270,103   222,314
 Depreciation of rental
  equipment....................     158,354    159,035     81,553    85,532
 Cost of rental equipment
  sales........................      42,381     91,168     19,305    50,082
 Cost of equipment and
  merchandise sales and other
  operating costs..............     197,616    184,309    110,989   100,220
                                 ---------- ----------  --------- ---------
Total cost of revenues.........     898,487    831,126    481,950   458,148
                                 ---------- ----------  --------- ---------
Gross profit...................     488,630    477,782    286,063   271,798
Selling, general and
 administrative expenses.......     221,715    210,969    112,822   109,119
Restructuring charge...........      28,922                28,922
Non-rental depreciation and
 amortization..................      53,238     40,721     27,131    20,703
                                 ---------- ----------  --------- ---------
Operating income...............     184,755    226,092    117,188   141,976
Interest expense...............     114,589    106,210     57,059    56,527
Preferred dividends of a
 subsidiary trust..............       9,750      9,750      4,875     4,875
Other (income) expense, net....       6,935       (312)     7,605      (108)
                                 ---------- ----------  --------- ---------
Income before provision for
 income taxes and extraordinary
 item..........................      53,481    110,444     47,649    80,682
Provision for income taxes.....      25,134     45,834     22,714    33,483
                                 ---------- ----------  --------- ---------
Income before extraordinary
 item..........................      28,347     64,610     24,935    47,199
Extraordinary item, net of tax
 benefit of $6,759.............      11,317                11,317
                                 ---------- ----------  --------- ---------
Net income.....................  $   17,030 $   64,610  $  13,618 $  47,199
                                 ========== ==========  ========= =========
Earnings per share--basic:
  Income before extraordinary
   item........................  $     0.40 $     0.90  $    0.35 $    0.66
  Extraordinary item, net......        0.16                  0.16
                                 ---------- ----------  --------- ---------
  Net income...................  $     0.24 $     0.90  $    0.19 $    0.66
                                 ========== ==========  ========= =========
Earnings per share--diluted:
  Income before extraordinary
   item........................  $     0.31 $     0.70  $    0.26 $    0.51
  Extraordinary item, net......        0.13                  0.12
                                 ---------- ----------  --------- ---------
  Net income...................  $     0.18 $     0.70  $    0.14 $    0.51
                                 ========== ==========  ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          Series A                 Series B
                   Perpetual Convertible    Perpetual Convertible
                      Preferred Stock           Preferred Stock        Common Stock
                   -----------------------  ---------------------    ------------------
                                                                                        Additional
                    Number of                Number of               Number of           Paid-in      Deferred   Retained
                      Shares      Amount       Shares      Amount      Shares    Amount  Capital    Compensation Earnings
                   ------------  ---------  ------------  ---------  ----------  ------ ----------  ------------ --------
                                                         (In thousands, except share data)
                                  Accumulated
                                     Other
                   Comprehensive Comprehensive
                      Income         Loss
                   ------------- -------------
                                  (Unaudited)


Balance, December
 31, 2000........        300,000  $3              150,000  $      2  71,065,707   $711  $1,196,324               $355,850
Comprehensive
 income:
 Net income......                                                                                                  17,030
 Other
  comprehensive
  income:
 Foreign
  currency
  translation
  adjustments....
 Cumulative
  effect on
  equity of
  adopting FAS
  133, net of
  tax of
  $1,784.........
 Derivatives
  qualifying as
  hedges, net of
  tax of
  $1,287.........
Comprehensive
 income..........
Issuance of
 common stock
 under deferred
 compensation
 plans...........                                                     2,767,041     28      60,621    $(60,649)
Amortization of
 deferred
 compensation....                                                                                        1,394
Issuance of
 common stock....                                                         2,770                 50
Exercise of
 common
 stock options...                                                       665,441      7       8,876
Shares
 repurchased and
 retired.........                                                    (1,350,600)   (14)    (24,744)
                    ------------  --------   ------------  --------  ----------   ----  ----------    --------   --------
Balance, June 30,
 2001............        300,000  $      3        150,000  $      2  73,150,359   $732  $1,241,127    $(59,255)  $372,880
                    ============  ========   ============  ========  ==========   ====  ==========    ========   ========

Balance, December
 31, 2000........                  $ (6,947)
Comprehensive
 income:
 Net income......     $17,030
 Other
  comprehensive
  income:
 Foreign
  currency
  translation
  adjustments....      (3,448)       (3,448)
 Cumulative
  effect on
  equity of
  adopting FAS
  133, net of
  tax of
  $1,784.........      (2,516)       (2,516)
 Derivatives
  qualifying as
  hedges, net of
  tax of
  $1,287.........      (1,813)       (1,813)
                   -------------
Comprehensive
 income..........     $ 9,253
                   =============
Issuance of
 common stock
 under deferred
 compensation
 plans...........
Amortization of
 deferred
 compensation....
Issuance of
 common stock....
Exercise of
 common
 stock options...
Shares
 repurchased and
 retired.........
                                 -------------
Balance, June 30,
 2001............                  $(14,724)
                                 =============


  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       ----------------------
                                                          2001        2000
                                                       -----------  ---------
                                                          (In thousands)
Cash Flows From Operating Activities:
Net income............................................ $    17,030  $  64,610
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization........................     211,592    199,756
 Gain on sales of rental equipment....................     (29,858)   (64,003)
 Deferred taxes.......................................      17,427     14,571
 Amortization of deferred compensation................       1,394
 Extraordinary item...................................      18,076
 Restructuring charge.................................      10,893
 Changes in operating assets and liabilities:
 Accounts receivable..................................     (20,853)   (31,981)
 Inventory............................................      19,355    (13,616)
 Prepaid expenses and other assets....................     (50,663)    (1,430)
 Accounts payable.....................................      51,567    137,285
 Accrued expenses and other liabilities...............      52,495    (42,367)
                                                       -----------  ---------
     Net cash provided by operating activities........     298,455    262,825
Cash Flows From Investing Activities:
Purchases of rental equipment.........................    (303,281)  (513,817)
Purchases of property and equipment...................     (31,426)   (69,241)
Proceeds from sales of rental equipment...............      72,239    155,171
In-process acquisition costs..........................      (2,140)    (2,445)
Payments of contingent purchase price.................                 (6,553)
Purchases of other companies..........................     (37,801)  (265,084)
                                                       -----------  ---------
     Net cash used in investing activities............    (302,409)  (701,969)
Cash Flows From Financing Activities:
Proceeds from debt....................................   1,979,155    376,903
Payments of debt......................................  (1,926,282)   (38,217)
Proceeds from sale-leaseback..........................                147,515
Payments of financing costs...........................     (27,118)    (7,164)
Proceeds from the exercise of common stock options....       8,156         96
Shares repurchased and retired........................     (24,758)   (30,950)
                                                       -----------  ---------
     Net cash provided by financing activities........       9,153    448,183
Effect of foreign exchange rates......................      (3,448)       342
                                                       -----------  ---------
Net increase in cash and cash equivalents.............       1,751      9,381
Cash and cash equivalents at beginning of period......      34,384     23,811
                                                       -----------  ---------
Cash and cash equivalents at end of period............ $    36,135  $  33,192
                                                       ===========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest................................ $   110,023  $ 101,046
Cash paid for income taxes, net of refunds............ $       719  $  62,720
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired......................... $     5,457  $ 392,873
 Liabilities assumed..................................      (1,036)  (102,592)
 Less:
   Amounts paid through issuance of debt..............        (600)   (25,197)
                                                       -----------  ---------
                                                             3,821    265,084
 Due to seller and other payments.....................      33,980
                                                       -----------  ---------
     Net cash paid.................................... $    37,801  $ 265,084
                                                       ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              June 30,
                                                2001         December 31, 2000
                                           ----------------  ------------------
                                           (In thousands, except share data)
ASSETS
Cash and cash equivalents................. $         36,135   $         34,384
Accounts receivable, net of allowance for
 doubtful accounts of $49,693 in 2001 and
 $55,624 in 2000..........................          490,555            469,594
Inventory.................................          114,570            133,380
Prepaid expenses and other assets.........          174,899            104,493
Rental equipment, net.....................        1,851,404          1,732,835
Property and equipment, net...............          393,465            387,432
Goodwill, net of accumulated amortization
 of $131,975 in 2001 and
 $103,219 in 2000.........................        2,199,876          2,215,532
Other intangible assets, net..............            9,645             11,476
                                           ----------------   ----------------
                                           $      5,270,549   $      5,089,126
                                           ================   ================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable........................ $        312,014   $        260,155
  Debt....................................        2,759,748          2,675,367
  Deferred taxes..........................          230,106            206,243
  Accrued expenses and other liabilities..          149,825            119,172
                                           ----------------   ----------------
    Total liabilities.....................        3,451,693          3,260,937
Commitments and contingencies
Stockholder's equity:
  Common stock--$0.01 par value, 3,000
   shares authorized, 1,000 shares issued
   and outstanding........................
  Additional paid-in capital..............        1,515,817          1,507,661
  Retained earnings.......................          317,763            327,475
  Accumulated other comprehensive loss....          (14,724)            (6,947)
                                           ----------------   ----------------
    Total stockholder's equity............        1,818,856          1,828,189
                                           ----------------   ----------------
                                           $      5,270,549   $      5,089,126
                                           ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Six Months Ended     Three Months Ended
                                          June 30,              June 30,
                                    ---------------------  -------------------
                                       2001       2000       2001      2000
                                    ---------- ----------  --------- ---------
                                                 (In thousands)
Revenues:
 Equipment rentals................  $1,043,750 $  911,632   $582,368 $ 511,534
 Sales of rental equipment........      72,239    155,171     33,117    84,839
 Sales of equipment and
  merchandise and other revenues..     271,128    242,105    152,528   133,573
                                    ---------- ----------  --------- ---------
Total revenues....................   1,387,117  1,308,908    768,013   729,946
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation..........     500,136    396,614    270,103   222,314
 Depreciation of rental
  equipment.......................     158,354    159,035     81,553    85,532
 Cost of rental equipment sales...      42,381     91,168     19,305    50,082
 Cost of equipment and merchandise
  sales and other operating
  costs...........................     197,616    184,309    110,989   100,220
                                    ---------- ----------  --------- ---------
Total cost of revenues............     898,487    831,126    481,950   458,148
                                    ---------- ----------  --------- ---------
Gross profit......................     488,630    477,782    286,063   271,798
Selling, general and
 administrative expenses..........     221,715    210,969    112,822   109,119
Restructuring charge..............      28,922                28,922
Non-rental depreciation and
 amortization.....................      48,952     37,155     24,909    18,838
                                    ---------- ----------  --------- ---------
Operating income..................     189,041    229,658    119,410   143,841
Interest expense..................     114,589    106,210     57,059    56,527
Other (income) expense, net.......       6,935       (312)     7,605      (108)
                                    ---------- ----------  --------- ---------
Income before provision for income
 taxes and extraordinary item.....      67,517    123,760     54,746    87,422
Provision for income taxes........      31,404     51,409     26,104    36,280
                                    ---------- ----------  --------- ---------
Income before extraordinary item..      36,113     72,351     28,642    51,142
Extraordinary item, net of tax
 benefit of $6,759................      11,317                11,317
                                    ---------- ----------  --------- ---------
Net income .......................  $   24,796 $   72,351  $  17,325 $  51,142
                                    ========== ==========  ========= =========



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                             Common Stock                                       Accumulated
                           ---------------- Additional                             Other
                            Number           Paid-In   Retained  Comprehensive Comprehensive
                           of Shares Amount  Capital   Earnings     Income         Loss
                           --------- ------ ---------- --------  ------------- -------------
                                   (In thousands, except share data)

Balance, December 31,
 2000....................    1,000          $1,507,661 $327,475                   $(6,947)
Comprehensive income:
 Net income..............                                24.796     $24.796
 Other comprehensive
  income:
  Foreign currency
   translation
   adjustments...........                                            (3,448)       (3,448)
  Cumulative effect on
   equity of adopting FAS
   133, net of tax of
   $1,784................                                            (2,516)       (2,516)
  Derivatives qualifying
   as hedges, net of tax
   $1,287................                                            (1,813)       (1,813)
                                      ---                           -------
Comprehensive income.....                                           $17,019
                                                                    =======
Contributed capital from
 parent..................                        8,156
Dividend distributions to
 parent..................                               (34,508)
                             -----          ---------- --------                  --------
Balance, June 30, 2001...    1,000          $1,515,817 $317,763                  $(14,724)
                             =====          ========== ========                  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       ----------------------
                                                          2001        2000
                                                       -----------  ---------
                                                          (In thousands)
Cash Flows From Operating Activities:
Net income............................................ $    24,796  $  72,351
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization........................     207,306    196,190
 Gain on sales of rental equipment....................     (29,858)   (64,003)
 Deferred taxes.......................................      17,427     14,571
 Extraordinary item...................................      18,076
 Restructuring charge.................................      10,893
 Changes in operating assets and liabilities:
 Accounts receivable..................................     (20,853)   (31,981)
 Inventory............................................      19,355    (13,616)
 Prepaid expenses and other assets....................     (43,429)   (14,124)
 Accounts payable.....................................      51,567    127,822
 Accrued expenses and other liabilities...............      46,583    (56,461)
                                                       -----------  ---------
   Net cash provided by operating activities..........     301,863    230,749
Cash Flows From Investing Activities:
Purchases of rental equipment.........................    (303,281)  (513,817)
Purchases of property and equipment...................     (27,224)   (55,656)
Proceeds from sales of rental equipment...............      72,239    155,171
Payments of contingent purchase price.................                 (6,553)
Purchases of other companies..........................     (37,801)  (265,084)
                                                       -----------  ---------
   Net cash used in investing activities..............    (296,067)  (685,939)
Cash Flows From Financing Activities:
Proceeds from debt....................................   1,979,155    376,903
Payments of debt......................................  (1,926,282)   (38,217)
Proceeds from sale-leaseback..........................                147,515
Payments of financing costs...........................     (27,118)    (7,155)
Due to parent.........................................                 30,950
Capital contributions by parent.......................       8,156         96
Dividend distributions to parent......................     (34,508)   (45,863)
                                                       -----------  ---------
   Net cash provided by (used in) financing
    activities........................................        (597)   464,229
Effect of foreign exchange rates......................      (3,448)       342
                                                       -----------  ---------
Net increase in cash and cash equivalents.............       1,751      9,381
Cash and cash equivalents at beginning of period......      34,384     23,811
                                                       -----------  ---------
Cash and cash equivalents at end of period............ $    36,135  $  33,192
                                                       ===========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest................................ $   100,273  $  91,296
Cash paid for income taxes, net of refunds............ $       719  $  62,720
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired......................... $     5,457  $ 392,873
 Liabilities assumed..................................      (1,036)  (102,592)
 Less:
   Amounts paid through issuance of debt..............        (600)   (25,197)
                                                       -----------  ---------
                                                             3,821    265,084
 Due to seller and other payments.....................      33,980
                                                       -----------  ---------
     Net cash paid.................................... $    37,801  $ 265,084
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

  The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the six and three month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Impact of Recently Issued Accounting Standards

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial position or results of operations.

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This standard addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This standard is effective for all business combinations inititated after June 30, 2001.

  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. However, this standard is immediately effective in cases where goodwill and intangible assets are acquired after June 30, 2001. Under this standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The Company is currently evaluating the impact SFAS No. 142 will have on its financial statements and will perform a fair value analysis of its goodwill in connection with the adoption of this standard on January 1, 2002.

Reclassifications

  Certain prior year balances have been reclassified to conform to the 2001 presentation.

                             UNITED RENTALS, INC.

2. Acquisitions

  During the six months ended June 30, 2001 and the year ended December 31, 2000, the Company completed two acquisitions and 53 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

  The purchase prices for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary purchase price allocations that are subject to change primarily consists of rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

  The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the six months ended June 30, 2000 as though each acquisition which was consummated during the period January 1, 2000 to June 30, 2001 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K was made on January 1, 2000 (in thousands, except per share data):

     Revenues....................................................... $1,455,247
     Net income..................................................... $   71,418
     Basic earnings per share....................................... $     0.98
     Diluted earnings per share..................................... $     0.77

  Since the acquisitions made during the six months ended June 30, 2001 had an insignificant impact on the Company's pro forma results of operations, the pro forma results of operations for the six months ended June 30, 2001 are not shown.

  The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3. Restructuring Charge

  During the second quarter of 2001, the Company recorded a restructuring charge of approximately $28.9 million. The charge primarily relates to the closure or consolidation of underperforming branches and administrative offices, a reduction in the Company's workforce, and certain information technology project costs. Approximately $10.9 million of the charge is non-cash. Approximately $3.2 million has been paid during the second quarter of 2001. Of the remaining $14.8 million of this charge, approximately $8.6 million will be paid by December 31, 2001 and approximately $6.2 million will be paid in future periods.

  Components of the restructuring charge are as follows:

                                                                        Balance
                                             Restructuring Activity in  June 30,
                                                Charge         2001       2001
                                             ------------- ------------ --------
   Costs to vacate facilities...............    $18,291      $ 9,779    $ 8,512
   Workforce reduction costs................      5,666        1,296      4,370
   Information technology costs.............      4,965        3,042      1,923
                                                -------      -------    -------
                                                $28,922      $14,117    $14,805
                                                =======      =======    =======

                             UNITED RENTALS, INC.

  Under the restructuring plan, 31 underperforming branches and five administrative offices will be closed or consolidated, the Company's workforce will be reduced by 489 employees, and certain information technology hardware and software will no longer be used. The employee termination costs primarily represent severance. The costs to vacate facilities primarily represent the payment of obligations under leases, offset by estimated sublease opportunities, the write-off of capital improvements made to such facilities and the write-off of related goodwill. As of June 30, 2001, 18 of the 31 underperforming branches have been closed or consolidated and the remaining 13 underperforming branches will be closed or consolidated by December 31, 2001.

4. Refinancing of Debt

  In April 2001, URI issued $450.0 million aggregate principal amount of 10 3/4% senior notes. Concurrent with the issuance of the senior notes, URI entered into a new senior secured credit facility. The new credit facility is comprised of a $750.0 million term loan and a $750.0 million revolving credit facility. The proceeds from the new senior notes and new senior secured credit facility were used to refinance outstanding secured indebtedness of approximately $1,664.5 million and obligations under a synthetic lease of $31.2 million. As a result of the refinancing, the Company recorded an extraordinary charge of approximately $18.1 million ($11.3 million, net of tax), primarily related to the write-off of financing fees, and a charge of approximately $7.8 million recorded in other (income) expense, net related to refinancing costs of the synthetic lease.

  10 3/4% Senior Notes. On April 20, 2001, URI sold $450 million aggregate principal amount of 10 3/4% Senior Notes Due 2008. The net proceeds from the sale of the notes were approximately $439.9 million (after deducting the initial purchasers' discount and offering expenses). The notes mature on April 15, 2008. The notes are unsecured and are guaranteed by Holdings and by URI's domestic subsidiaries. URI may, at its option, redeem the notes on or after April 15, 2005, at specified redemption prices which range from 105.375% in 2005 to 100.0% in 2007 and thereafter. In addition, on or prior to April 15, 2004, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding notes, at a redemption price of 110.75%. The indenture governing the notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company's ability to consolidate, merge or sell all or substantially all of its assets.

  New Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $750 million on a revolving basis and enables one of its Canadian subsidiaries to borrow up to $40 million (provided that the aggregate borrowings of URI and the Canadian subsidiary may not exceed $750 million). Up to $100 million of the revolving credit facility is available in the form of letters of credit. The revolving credit facility will mature and terminate on October 20, 2006.

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

                             UNITED RENTALS, INC.

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

  The Company is also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

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

  Covenants. The agreements governing the new senior secured credit facility contain certain covenants that requires the Company to, among other things, satisfy certain financial tests relating to: (a) the ratio of senior debt to cash flow, (b) minimum interest coverage ratio, (c) the ratio of funded debt to cash flow, and (d) the ratio of senior debt to tangible assets. These agreements also contain various other covenants that restrict the Company's ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) pay dividends or make other restricted payments on its common stock and certain other securities and (iv) make acquisitions unless certain financial conditions are satisfied.

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

5. Receivables Securitization

  During the quarter ended June 30, 2001, the Company obtained an additional $112.0 million in cash through the securitization of certain of its accounts receivable through its existing $250.0 million receivable securitization facility. In the securitization transactions, the Company transferred accounts receivable to a special purpose vehicle (the "SPV"), which in turn pledged those receivables to secure borrowings that the SPV incurred to finance its acquisition of those receivables. The borrowings generally accrue interest at the blended commercial paper rate for commercial paper issued by Gramercy Capital Corporation to fund such borrowings plus a margin of 0.75% per annum. The SPV's borrowings are an obligation of the SPV and not of the Company or URI, and the lenders' recourse in respect of the borrowings is generally limited to collections that the SPV receives on the receivables. Collections on the receivables are used to service the borrowings. From time to time prior to June 2002, subject to certain conditions, collections from the receivables may be reinvested by the SPV in additional accounts receivable originated by the Company. Subject to certain conditions, the term of the receivables securitization may be extended until December 2003. As of June 30, 2001, approximately $212.0 million of borrowings was outstanding under the receivables securitization facility.

                             UNITED RENTALS, INC.

6. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Six Months     Three Months
                                                     Ended           Ended
                                                   June 30,        June 30,
                                                --------------- ---------------
                                                 2001    2000    2001    2000
                                                ------- ------- ------- -------
Numerator:
  Income before extraordinary item............. $28,347 $64,610 $24,935 $47,199
Denominator:
  Denominator for basic earnings per share--
   weighted-average shares.....................  71,026  71,844  71,318  71,631
  Effect of dilutive securities:
    Employee stock options.....................   1,850   1,144   2,404   1,024
    Warrants...................................   3,056   2,435   3,433   2,303
    Series A perpetual convertible preferred
     stock.....................................  12,000  12,000  12,000  12,000
    Series B perpetual convertible preferred
     stock.....................................   5,000   5,000   5,000   5,000
                                                ------- ------- ------- -------
  Denominator for diluted earnings per share--
   adjusted weighted-average shares............  92,932  92,423  94,155  91,958
                                                ======= ======= ======= =======
Earnings per share-basic:
  Income before extraordinary item............. $  0.40 $  0.90 $  0.35 $  0.66
  Extraordinary item, net......................    0.16            0.16
                                                ------- ------- ------- -------
  Net Income................................... $  0.24 $  0.90 $  0.19 $  0.66
                                                ======= ======= ======= =======
Earnings per share-diluted:
  Income before extraordinary item............. $  0.31 $  0.70 $  0.27 $  0.51
  Extraordinary item, net...................... $  0.13         $  0.13
                                                ======= ======= ======= =======
  Net income................................... $  0.18 $  0.70 $  0.14 $  0.51
                                                ======= ======= ======= =======

7. Stock Plans

  2001 Senior Stock Plan. In June 2001, the Company's shareholders approved the adoption of the 2001 Senior Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to our officers and directors. The maximum number of shares of common stock that can be issued under the plan is 4,000,000. The Company records each share that is awarded under this plan at an amount no less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after June 5, 2011. As of June 30, 2001, 2,015,000 shares had been awarded under this plan. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board of Directors (or a committee appointed by the Board of Directors).

  2001 Stock Plan. In March 2001, the Company adopted the 2001 Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to certain employees (other than officers and directors) and others who render services to the Company. The maximum number of shares of common stock that can be issued under the plan is 2,000,000. The Company records each share that is awarded under this plan at an amount no less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after March 23, 2011. As of June 30, 2001, 752,041 shares had been awarded under this plan. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board of Directors (or a committee appointed by the Board of Directors).

                             UNITED RENTALS, INC.

  The Company records the issuance of restricted shares at the quoted market price on the date of the grants. Amortization of deferred compensation is then recognized on a straight-line basis over the related vesting period.

8. Comprehensive Income

  The following table sets forth the Company's comprehensive income (in thousands):

                                                Six Months      Three Months
                                                   Ended            Ended
                                                 June 30,         June 30,
                                              ---------------- ---------------
                                               2001     2000    2001    2000
                                              -------  ------- ------- -------
   Net income................................ $17,030  $64,610 $13,618 $47,199
   Other comprehensive gain (loss):
     Foreign currency translation
      adjustment.............................  (3,448)     342   8,565   1,112
     Cumulative effect on equity of adopting
      FAS 133................................  (2,516)
     Derivatives qualifying as hedges........  (1,813)             627
                                              -------  ------- ------- -------
   Comprehensive income...................... $ 9,253  $64,952 $22,810 $48,311
                                              =======  ======= ======= =======

9. Derivative Financial Instruments

  The FASB issued, and subsequently amended, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which became effective for the Company on January 1, 2001. Under SFAS No. 133, all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge.

  The Company occasionally uses derivative financial instruments to manage its risk associated with fluctuations in interest rates on its debt. As of June 30, 2001, the Company had outstanding interest rate swap agreements that converts a portion, or $200.0 million, of its variable rate term loan to a fixed rate instrument through 2003. These swap agreements are designated as cash flow hedges and changes in fair value of the hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. There is no ineffectiveness related to these hedges.

                              UNITED RENTALS, INC.

10. Condensed Consolidating Financial Information of Guarantor Subsidiaries

  Certain indebtedness of URI, a wholly-owned subsidiary of Holdings (the "Parent"), is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes such information would not be material to investors. However, condensed consolidating financial information as of June 30, 2001 and December 31, 2000 and for the six and three months ended June 30, 2001 and 2000, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                              June 30, 2001
                                      ----------------------------------------------------------------
                                                                   Non-
                                                   Guarantor    Guarantor    Other and    Consolidated
                              Parent     URI      Subsidiaries Subsidiaries Eliminations     Total
                              ------  ----------  ------------ ------------ ------------  ------------
                                                       (In thousands)
ASSETS
Cash and cash equiva-
 lents..................                           $   30,586   $   5,549                  $   36,135
Accounts receivable,
 net....................              $   59,479      324,470     106,606                     490,555
Intercompany receivable
 (payable)..............                 211,682       49,370    (261,052)
Inventory...............                  52,232       56,973       5,365                     114,570
Prepaid expenses and
 other assets...........                  54,508      119,215       1,176   $     8,986       183,885
Rental equipment, net...                 956,034      768,444     126,926                   1,851,404
Property and equipment,
 net....................  $   35,111     143,055      233,614      16,796                     428,576
Investment in subsidiar-
 ies....................   1,814,909   2,330,924                             (4,145,833)
Intangible assets, net..                 869,416    1,209,403     130,702                   2,209,521
                          ----------  ----------   ----------   ---------   -----------    ----------
                          $1,850,020  $4,677,330   $2,792,075   $ 132,068   $(4,136,847)   $5,314,646
                          ==========  ==========   ==========   =========   ===========    ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......              $   71,448   $  222,935   $  17,631                  $  312,014
 Debt...................  $  300,000   2,523,718      214,768      21,262   $  (300,000)    2,759,748
 Deferred income tax-
  es....................                 230,056           50                                 230,106
 Accrued expenses and
  other liabilities.....       9,255      42,280       93,864      13,681        12,933       172,013
                          ----------  ----------   ----------   ---------   -----------    ----------
   Total liabilities....     309,255   2,867,502      531,617      52,574      (287,067)    3,473,881
Commitments and contin-
 gencies
Company-obligated
 mandatorily redeemable
 convertible preferred
 securities of a
 subsidiary trust.......                                                        300,000       300,000
Stockholders' equity:
 Preferred Stock........           5                                                                5
 Common stock...........         732                                                              732
 Additional paid-in
  capital...............   1,241,127   1,496,393    1,838,411      65,901    (3,400,705)    1,241,127
 Deferred compensa-
  tion..................     (59,255)                                                         (59,255)
 Retained earnings......     372,880     317,764      422,047      23,988      (763,799)      372,880
 Accumulated other com-
  prehensive income.....     (14,724)     (4,329)                 (10,395)       14,724       (14,724)
                          ----------  ----------   ----------   ---------   -----------    ----------
   Total stockholders'
    equity..............   1,540,765   1,809,828    2,260,458      79,494    (4,149,780)    1,540,765
                          ----------  ----------   ----------   ---------   -----------    ----------
                          $1,850,020  $4,677,330   $2,792,075    $132,068   $(4,136,847)   $5,314,646
                          ==========  ==========   ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                      December 31, 2000
                          ---------------------------------------------------------------------------
                                                                  Non-
                                                  Guarantor    Guarantor    Other and    Consolidated
                            Parent       URI     Subsidiaries Subsidiaries Eliminations     Total
                          ----------  ---------- ------------ ------------ ------------  ------------
                                                 (In thousands)
Assets
Cash and cash equiva-
 lents..................                          $   29,733   $   4,651                  $   34,384
Accounts receivable,
 net....................              $  216,444     143,295     109,855                     469,594
Intercompany receivable
 (payable)..............                 319,423     (55,187)   (264,236)
Inventory...............                  54,022      73,979       5,379                     133,380
Prepaid expenses and
 other assets...........                  28,263      75,633         597                     104,493
Rental equipment, net...                 837,972     766,219     128,644                   1,732,835
Property and equipment,
 net....................  $   34,807     139,871     231,195      16,366                     422,239
Investment in subsidiar-
 ies....................   1,839,952   2,257,692                           $(4,097,644)
Intangible assets, net..                 960,444   1,132,438     134,126                   2,227,008
                          ----------  ----------  ----------   ---------   -----------    ----------
                          $1,874,759  $4,814,131  $2,397,305   $ 135,382   $(4,097,644)   $5,123,933
                          ==========  ==========  ==========   =========   ===========    ==========
Liabilities and Stock-
 holder's Equity
Liabilities:
 Accounts payable.......              $   78,623  $  165,677   $  15,855                  $  260,155
 Debt...................  $  300,000   2,647,144       3,484      24,739   $  (300,000)    2,675,367
 Deferred income tax-
  es....................                 186,091      20,702        (550)                    206,243
 Accrued expenses and
  other liabilities.....      28,816      86,560      18,862      13,750       (11,763)      136,225
                          ----------  ----------  ----------   ---------   -----------    ----------
   Total liabilities....     328,816   2,998,418     208,725      53,794      (311,763)    3,277,990
Commitments and contin-
 gencies
Company-obligated
 mandatorily redeemable
 convertible preferred
 securities of a
 subsidiary trust.......                                                       300,000       300,000
Stockholders' equity:
 Preferred stock........           5                                                               5
 Common stock...........         711                                                             711
 Additional paid-in
 capital................   1,196,324   1,488,238   1,830,500      65,657    (3,384,395)    1,196,324
 Retained earnings......     355,850     327,475     358,080      22,878      (708,433)      355,850
 Accumulated other com-
 prehensive loss........      (6,947)                             (6,947)        6,947        (6,947)
                          ----------  ----------  ----------   ---------   -----------    ----------
   Total stockholders'
    equity..............   1,545,943   1,815,713   2,188,580      81,588    (4,085,881)    1,545,943
                          ----------  ----------  ----------   ---------   -----------    ----------
                          $1,874,759  $4,814,131  $2,397,305   $ 135,382   $(4,097,644)   $5,123,933
                          ==========  ==========  ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS



                                         For the Six Months Ended June 30, 2001
                          -----------------------------------------------------------------------
                                                               Non-
                                               Guarantor    Guarantor    Other and   Consolidated
                           Parent     URI     Subsidiaries Subsidiaries Eliminations    Total
                          --------  --------  ------------ ------------ ------------ ------------
                                                     (In thousands)
Revenues:
 Equipment rentals......            $446,995    $549,950     $46,805                  $1,043,750
 Sales of rental equip-
  ment..................              33,722      32,104       6,413                      72,239
  Sales of equipment and
   merchandise and other
   revenues.............             127,949     128,094      15,085                     271,128
                          --------  --------    --------     -------      --------    ----------
Total revenues..........             608,666     710,148      68,303                   1,387,117
Cost of revenues:
 Cost of equipment rent-
  als, excluding
  depreciation..........             191,408     284,455      24,273                     500,136
 Depreciation of rental
  equipment.............              77,870      70,337      10,147                     158,354
 Cost of rental equip-
  ment sales............              21,190      17,387       3,804                      42,381
 Cost of equipment and
  merchandise sales and
  other operating
  costs.................              95,705      90,819      11,092                     197,616
                          --------  --------    --------     -------      --------    ----------
Total cost of revenues..             386,173     462,998      49,316                     898,487
                          --------  --------    --------     -------      --------    ----------
Gross profit............             222,493     247,150      18,987                     488,630
Selling, general and
 administrative
 expenses...............              94,457     114,886      12,372                     221,715
Restructuring charge....              28,922                                              28,922
Non-rental depreciation
 and amortization.......  $  4,286    20,291      25,725       2,936                      53,238
                          --------  --------    --------     -------      --------    ----------
Operating income
 (loss).................    (4,286)   78,823     106,539       3,679                     184,755
Interest expense........     9,750   107,825       6,046         718      $ (9,750)      114,589
Preferred dividends of a
 subsidiary trust.......                                                     9,750         9,750
Other (income) expense,
 net....................              14,725      (8,853)      1,063                       6,935
                          --------  --------    --------     -------      --------    ----------
Income (loss) before
 provision (benefit) for
 income taxes and
 extraordinary item.....   (14,036)  (43,727)    109,346       1,898                      53,481
Provision (benefit) for
 income taxes...........    (6,270)  (14,763)     45,379         788                      25,134
                          --------  --------    --------     -------      --------    ----------
Income before extraordi-
 nary item and equity in
 net earnings of subsid-
 iaries.................    (7,766)  (28,964)     63,967       1,110                      28,347
Extraordinary item......              11,317                                              11,317
                          --------  --------    --------     -------      --------    ----------
Income (loss) before
 equity in net earnings
 of subsidiaries........    (7,766)  (40,281)     63,967       1,110                      17,030
Equity in net earnings
 of subsidiaries........    24,796    65,077                              $(89,873)
                          --------  --------    --------     -------      --------    ----------
Net income .............  $ 17,030  $ 24,796    $ 63,967     $ 1,110      $(89,873)   $   17,030
                          ========  ========    ========     =======      ========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                          For the Six Months Ended June 30, 2000
                          ------------------------------------------------------------------------
                                               Guarantor   Non-Guarantor  Other and   Consolidated
                           Parent     URI     Subsidiaries Subsidiaries  Eliminations    Total
                           ------     ---     ------------ ------------- ------------ ------------
                                                      (In thousands)
Revenues:
 Equipment rentals......            $378,801    $484,540      $48,291                  $  911,632
 Sales of rental
  equipment.............              74,484      68,315       12,372                     155,171
 Sales of equipment and
  merchandise and other
  revenues..............             112,041     114,201       15,863                     242,105
                          --------  --------    --------      -------     ---------    ----------
Total revenues..........             565,326     667,056       76,526                   1,308,908
Cost of revenues:
 Cost of equipment
  rentals, excluding
  depreciation..........             162,317     211,389       22,908                     396,614
 Depreciation of rental
  equipment.............              70,016      79,670        9,349                     159,035
 Cost of rental
  equipment sales.......              43,989      39,471        7,708                      91,168
 Cost of equipment and
  merchandise sales and
  other operating
  costs.................              91,840      79,645       12,824                     184,309
                          --------  --------    --------      -------     ---------    ----------
Total cost of revenues..             368,162     410,175       52,789                     831,126
                          --------  --------    --------      -------     ---------    ----------
Gross profit............             197,164     256,881       23,737                     477,782
Selling, general and
 administrative
 expenses...............              92,687     106,523       11,759                     210,969
Non-rental depreciation
 and amortization.......  $  3,566    17,912      16,597        2,646                      40,721
                          --------  --------    --------      -------     ---------    ----------
Operating income........    (3,566)   86,565     133,761        9,332                     226,092
Interest expense........     9,750   104,617         195        1,398     $  (9,750)      106,210
Preferred dividends of a
 subsidiary trust.......                                                      9,750         9,750
Other (income) expense,
 net....................               3,929      (4,422)         181                        (312)
                          --------  --------    --------      -------     ---------    ----------
Income (loss) before
 provision for income
 taxes..................   (13,316)  (21,981)    137,988        7,753                     110,444
Provision (benefit) for
 income taxes...........    (5,575)   (9,122)     57,265        3,266                      45,834
                          --------  --------    --------      -------     ---------    ----------
Income (loss) before
 equity in net earnings
 of subsidiaries........    (7,741)  (12,859)     80,723        4,487                      64,610
Equity in net earnings
 of subsidiaries........    72,351    85,210                              $(157,561)
                          --------  --------    --------      -------     ---------    ----------
Net income..............  $ 64,610  $ 72,351    $ 80,723      $ 4,487     $(157,561)   $   64,610
                          ========  ========    ========      =======     =========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                        For the Three Months Ended June 30, 2001
                          ----------------------------------------------------------------------
                                                              Non-
                                              Guarantor    Guarantor    Other and   Consolidated
                          Parent     URI     Subsidiaries Subsidiaries Eliminations    Total
                          -------  --------  ------------ ------------ ------------ ------------
                                                     (In thousands)
Revenues:
 Equipment rentals......           $239,522    $316,596     $26,250                   $582,368
 Sales of rental equip-
  ment..................              5,527      24,045       3,545                     33,117
  Sales of equipment and
   merchandise and other
   revenues.............             71,408      73,444       7,676                    152,528
                          -------  --------    --------     -------      --------     --------
Total revenues..........            316,457     414,085      37,471                    768,013
Cost of revenues:
 Cost of equipment
  rentals, excluding
  depreciation..........             92,597     164,780      12,726                    270,103
 Depreciation of rental
  equipment.............             40,459      36,041       5,053                     81,553
 Cost of rental equip-
  ment sales............              4,606      12,485       2,214                     19,305
 Cost of equipment and
  merchandise sales and
  other operating
  costs.................             53,033      52,311       5,645                    110,989
                          -------  --------    --------     -------      --------     --------
Total cost of revenues..            190,695     265,617      25,638                    481,950
                          -------  --------    --------     -------      --------     --------
Gross profit............            125,762     148,468      11,833                    286,063
Selling, general and
 administrative
 expenses...............             46,208      60,278       6,336                    112,822
Restructuring charge....             28,922                                             28,922
Non-rental depreciation
 and amortization.......  $ 2,222     9,454      13,969       1,486                     27,131
                          -------  --------    --------     -------      --------     --------
Operating income........   (2,222)   41,178      74,221       4,011                    117,188
Interest expense........    4,875    50,978       5,610         471      $ (4,875)      57,059
Preferred dividends of a
 subsidiary trust.......                                                    4,875        4,875
Other (income) expense,
 net....................              8,525      (1,468)        548                      7,605
                          -------  --------    --------     -------      --------     --------
Income (loss) before
 provision for income
 taxes and extraordinary
 item...................   (7,097)  (18,325)     70,079       2,992                     47,649
Provision (benefit) for
 income taxes...........   (3,390)   (4,221)     29,083       1,242                     22,714
                          -------  --------    --------     -------      --------     --------
Income before extraordi-
 nary item and equity in
 net earnings of subsid-
 iaries.................   (3,707)  (14,104)     40,996       1,750                     24,935
Extraordinary item......             11,317                                             11,317
                          -------  --------    --------     -------      --------     --------
Income (loss) before
 equity in net earnings
 of subsidiaries........   (3,707)  (25,421)     40,996       1,750                     13,618
Equity in net earnings
 of subsidiaries........   17,325    42,746                              $(60,071)
                          -------  --------    --------     -------      --------     --------
Net income .............  $13,618  $ 17,325    $ 40,996     $ 1,750      $(60,071)    $ 13,618
                          =======  ========    ========     =======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                        For the Three Months Ended June 30, 2000
                          ---------------------------------------------------------------------
                                                             Non-
                                              Gurantor    Guarantor    Other and   Consolidated
                          Parent     URI    Subsidiaries Subsidiaries Eliminations    Total
                          -------  -------- ------------ ------------ ------------ ------------
                                                     (In thousands)
Revenues:
 Equipment rentals......           $212,902   $271,802     $26,830                   $511,534
 Sales of rental
  equipment.............             31,500     47,444       5,895                     84,839
 Sales of equipment and
  merchandise and other
  revenues..............             65,415     59,722       8,436                    133,573
                          -------  --------   --------     -------     ---------     --------
Total revenues..........            309,817    378,968      41,161                    729,946
Cost of revenues:
 Cost of equipment
  rentals, excluding
  depreciation..........             84,062    126,661      11,591                    222,314
 Depreciation of rental
  equipment.............             36,928     43,798       4,806                     85,532
 Cost of rental
  equipment sales.......             17,848     28,830       3,404                     50,082
 Cost of equipment and
  merchandise sales and
  other operating
  costs.................             52,782     40,833       6,605                    100,220
                          -------  --------   --------     -------     ---------     --------
Total cost of revenues..            191,620    240,122      26,406                    458,148
                          -------  --------   --------     -------     ---------     --------
Gross profit............            118,197    138,846      14,755                    271,798
Selling, general and
 administrative
 expenses...............             48,535     54,065       6,519                    109,119
Non-rental depreciation
 and amortization.......  $ 1,865     8,653      8,813       1,372                     20,703
                          -------  --------   --------     -------     ---------     --------
Operating income........   (1,865)   61,009     75,968       6,864                    141,976
Interest expense........    4,875    55,949         35         543     $  (4,875)      56,527
Preferred dividends of a
 subsidiary trust.......                                                   4,875        4,875
Other (income) expense,
 net....................              2,156     (2,698)        434                       (108)
                          -------  --------   --------     -------     ---------     --------
Income (loss) before
 provision (benefit) for
 income taxes...........   (6,740)    2,904     78,631       5,887                     80,682
Provision (benefit) for
 income taxes...........   (2,797)    1,205     32,661       2,414                     33,483
                          -------  --------   --------     -------     ---------     --------
Income (loss) before
 equity in net earnings
 of subsidiaries........   (3,943)    1,699     45,970       3,473                     47,199
Equity in net earnings
 of subsidiaries........   51,142    49,443                             (100,585)
                          -------  --------   --------     -------     ---------     --------
Net income..............  $47,199  $ 51,142   $ 45,970     $ 3,473     $(100,585)    $ 47,199
                          =======  ========   ========     =======     =========     ========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                           For the Six Months Ended June 30, 2001
                          --------------------------------------------------------------------------
                                                 Guarantor   Non-guarantor  Other and
                          Parent      URI      Subsidiaries  Subsidiaries  Eliminations Consolidated
                          -------  ----------  ------------- ------------- ------------ ------------
                                                       (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $(4,007) $  205,885     $78,440       $18,137                  $  298,455
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............             (199,566)    (89,546)      (14,169)                   (303,281)
 Purchases of property
  and equipment.........   (3,603)     (6,627)    (18,907)       (2,289)                    (31,426)
 Proceeds from sales of
  rental equipment......               33,722      32,104         6,413                      72,239
 Capital contributed to
  subsidiary............   (8,155)                                           $ 8,155
 Purchases of other
  companies.............              (36,983)                     (818)                    (37,801)
 In-process acquisition
  costs.................   (2,140)                                                           (2,140)
                          -------  ----------     -------       -------      -------     ----------
   Net cash used in
    investing
    activities..........  (13,898)   (209,454)    (76,349)      (10,863)       8,155       (302,409)
Cash flows from
 financing activities:
 Proceeds from debt.....            1,979,144          11                                 1,979,155
 Payments of debt.......           (1,922,168)     (1,249)       (2,865)                 (1,926,282)
 Payments of financing
  costs.................              (27,055)                      (63)                    (27,118)
 Capital contributions
  by parent.............                8,155                                 (8,155)
 Dividend distributions
  to parent.............              (34,507)                                34,507
 Shares repurchased and
  retired...............  (24,758)                                                          (24,758)
 Proceeds from the
  exercise of common
  stock options.........    8,156                                                             8,156
 Proceeds from the
  dividends from
  subsidiary............   34,507                                            (34,507)
                          -------  ----------     -------       -------      -------     ----------
   Net cash provided by
    (used in) financing
    activities..........   17,905       3,569      (1,238)       (2,928)      (8,155)         9,153
 Effect of foreign
  exchange rates........                                         (3,448)                     (3,448)
                          -------  ----------     -------       -------      -------     ----------
 Net decrease in cash
  and cash
  equivalents...........                              853           898                       1,751
 Cash and cash
  equivalents at
  beginning of period...                           29,733         4,651                      34,384
                          -------  ----------     -------       -------      -------     ----------
 Cash and cash
  equivalents at end of
  period................                          $30,586       $ 5,549                  $   36,135
                          =======  ==========     =======       =======      =======     ==========
Supplemental disclosure
 of cash flow
 information:
   Cash paid for
    interest............  $ 9,750  $   94,892     $ 4,562       $   819                  $  110,023
   Cash paid for income
    taxes, net of
    refunds.............           $    1,584                   $  (865)                 $      719
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............           $    4,624                   $   833                  $    5,457
 Liabilities assumed....                 (842)                     (194)                     (1,036)
 Less:
   Amounts paid through
    issuance of debt....                 (600)                                                 (600)
                          -------  ----------     -------       -------      -------     ----------
                                        3,182                       639                       3,821
 Due to seller and
  other payments........               33,801                       179                      33,980
                          -------  ----------     -------       -------      -------     ----------
   Net cash paid........           $   36,983                   $   818                  $   37,801
                          =======  ==========     =======       =======      =======     ==========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                     For the Six Months Ended June 30, 2000
                          --------------------------------------------------------------
                                                  Guarantor   Non-guarantor  Other and
                           Parent      URI      Subsidiaries  Subsidiaries  Eliminations Consolidated
                          --------  ----------  ------------- ------------- ------------ ------------
                                                       (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $  1,117  $ (106,798)   $ 356,725     $ 11,772      $     9     $ 262,825
Cash flows from
 investing activities:
 Purchases of rental
  equipment.............              (127,778)    (368,805)     (17,234)                  (513,817)
 Purchases of property
  and equipment.........   (13,585)    (12,678)     (41,512)      (1,466)                   (69,241)
 Proceeds from sales of
  rental equipment......                74,484       68,315       12,372                    155,171
 Payments of contingent
  purchase price........                  (851)      (5,702)                                 (6,553)
 Purchases of other
  companies.............              (261,982)                   (3,102)                  (265,084)
 Capital contributed to
  subsidiary............       (96)                                                96
 In-process acquisition
  costs.................    (2,445)                                                          (2,445)
                          --------  ----------    ---------     --------      -------     ---------
   Net cash used in
    investing
    activities..........   (16,126)   (328,805)    (347,704)      (9,430)          96      (701,969)
Cash flows from
 financing activities:
 Proceeds from debt.....               357,250       19,653                                 376,903
 Payments of debt.......               (19,929)     (14,037)     (4,251)                    (38,217)
 Proceeds from sale-
  leaseback.............               147,515                                              147,515
 Payments of financing
  costs.................                (7,155)                                    (9)       (7,164)
 Capital contributions
  by parent.............                    96                                    (96)
 Dividend distributions
  to parent.............               (45,863)                                45,863
 Proceeds from the
  exercise of common
  stock options.........        96                                                               96
 Proceeds from
  dividends from
  subsidiary............    45,863                                            (45,863)
 Shares repurchased and
  retired...............   (30,950)                                                         (30,950)
                          --------  ----------    ---------     --------      -------     ---------
   Net cash provided by
    (used in) financing
    activities..........    15,009     431,914        5,616       (4,251)        (105)      448,183
 Effect of foreign
  exchange rates........                                             342                        342
                          --------  ----------    ---------     --------      -------     ---------
 Net increase
  (decrease) in cash
  and cash
  equivalents...........                (3,689)      14,637       (1,567)                     9,381
 Cash and cash
  equivalents at
  beginning of period...                 3,689       16,414        3,708                     23,811
                          --------  ----------    ---------     --------      -------     ---------
 Cash and cash
  equivalents at end of
  period................                          $  31,051     $  2,141                  $  33,192
                          ========  ==========    =========     ========      =======     =========
Supplemental disclosure
 of cash flow
 information:
   Cash paid for
    interest............  $  9,750  $   89,682    $     243     $  1,371                  $ 101,046
   Cash paid for income
    taxes...............            $   55,791                  $  6,929                  $  62,720
Supplemental disclosure
 of non-cash investing
 and
 financing activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............            $  387,989                  $  4,884                  $ 392,873
 Liabilities assumed....              (100,810)                   (1,782)                  (102,592)
 Less:
   Amounts paid through
    issuance of debt....               (25,197)                                            (25,197)
                          --------  ----------    ---------     --------      -------     ---------
     Net cash paid......            $  261,982                  $  3,102                  $ 265,084
                          ========  ==========    =========     ========      =======     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion reviews our operations for the six and three months ended June 30, 2001 and 2000 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included herein and the Consolidated Financial Statements and related notes included in our 2000 Annual Report on Form 10-K.

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

Accounting For Acquisitions

  We completed several acquisitions in 2000 and 2001. See note 2 to the Unaudited Consolidated Financial Statements included herein. We accounted for these acquisitions as "purchases," which means that the results of operations of the businesses acquired are included in our financial statements only from their respective dates of acquisition. In view of the fact that our operating results for 2000 and 2001 were impacted by these acquisitions, we believe that our results of operations for these periods are not directly comparable.

Restructuring Plan

  We have adopted a restructuring plan involving the following principal elements: (i) 31 underperforming branches are being closed or consolidated with other locations (comprised of 18 closed or consolidated as of June 30, 2001 and 13 that will be closed or consolidated by December 31, 2001); (ii) five administrative offices are being closed or consolidated with other locations; (iii) our employee headcount is being reduced by 489; and (iv) certain information technology software will no longer be used.

  The aggregate annual revenues from the 31 branches that are being eliminated amounted to approximately $82.0 million. We expect that we will retain approximately $56 million of this revenue by shifting the business of some of the closed branches to other locations. We estimate that we will realize annual cost savings from the branch closures of approximately $33 million.

  We recorded, in the second quarter of 2001, a restructuring charge of approximately $28.9 million relating to the restructuring plan described above. This charge is comprised of a non-cash charge in the amount of $10.9 million and cash expenses in the amount of $18.0 million. We paid $3.2 million of these cash expenses in the second quarter of 2001. We expect to pay the balance of these cash expenses as follows: approximately $8.6 million during the balance of 2001 and approximately $6.2 million in subsequent periods.

  The restructuring charge includes: (1) the cost of vacating facilities, primarily the payment of obligations under leases, offset by estimated sublease opportunities, the write-off of capital improvements made to such facilities, and the write-off of related goodwill, (2) workforce reduction costs, primarily severance, and (3) information technology costs. The table below provides certain information concerning the restructuring charge:

                                                               Activity
                                                               through  Balance
                                                     Amount of June 30, June 30,
   Components of Restructuring Charge                 Charge   2001(1)  2001(2)
   ----------------------------------                --------- -------- --------
   Cost to vacate facilities........................  $18,291  $ 9,779  $ 8,512
   Workforce reduction costs........................    5,666    1,296    4,370
   Information technology costs.....................    4,965    3,042    1,923
                                                      -------  -------  -------
     Total..........................................  $28,922  $14,117  $14,805
                                                      =======  =======  =======

  --------
  (1) Represents the non-cash component of the charge plus the cash component that was paid through June 30, 2001.
  (2) Represents the portion of the cash component of the charge that had not been paid as of June 30, 2001.

Debt Refinancing and Extraordinary Item

  We refinanced an aggregate of $1,695.7 million of indebtedness and other obligations in April 2001, as described under "--Information Concerning Recent Financing Transactions." We recorded the following charges relating to this refinancing in the second quarter of 2001: (i) a pre-tax extraordinary charge of $18.1 million ($11.3 million, net of tax) and (ii) a pre-tax charge of $7.8 million ($5.2 million, net of tax) that is recorded in other (income) expense, net, and relates to the refinancing of a synthetic lease.

Results of Operations

 Six Months Ended June 30, 2001 and 2000

  Revenues. Total revenues for the six months ended June 30, 2001 were $1,387.1 million, representing an increase of 6.0% over total revenues of $1,308.9 million for the six months ended June 30, 2000. Our revenues during these periods were attributable to the following sources.

  . Revenues from Equipment Rentals. These revenues were $1,043.8 million in the first six months of 2001, representing an increase of 14.5% from $911.6 million in the first six months of 2000. These revenues accounted for 75.3% of our total revenues in the first six months of 2001 compared with 69.6% of our total revenues in first six months of 2000. The 14.5% increase in these revenues in the first six months of 2001 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 8.0 percentage points, 7.9 percentage points of which related to increases in the volume of transactions and utilization rates, offset by 0.1 percentage points from price decreases) and
     (ii) new rental locations acquired through acquisitions and the opening of start-up locations, partially offset by locations sold or closed (which accounted for approximately 6.5 percentage points).

  . Revenues from the Sales of Rental Equipment. These revenues were $72.2 million in the first six months of 2001, representing a decrease of 53.4% from $155.2 million in the first six months of 2000. These revenues accounted for 5.2% of our total revenues in the first six months of 2001 compared with 11.9% of our total revenues in the first six months of 2000. The reduction in these revenues in 2001 reflects the fact that, as the economy softened, we reduced our budget for new equipment purchases in 2001 and slowed the rate at which we sell our used rental equipment. See "Certain Measures to Reduce Cash Requirements."

  .  Revenues from the Sales of Equipment and Merchandise and Other
     Revenues. These revenues were $271.1 million in the first six months of 2001, representing an increase of 12.0% from $242.1 million in the first six months of 2000. These revenues accounted for 19.6% of our total revenues in the first six months of 2001 compared with 18.5% of our total revenues in the first six months of 2000. The 12.0% increase in sales of equipment and merchandise and other revenues was attributable to the increase in the volume of transactions.

  Gross Profit. Gross profit increased to $488.6 million in the six months ended June 30, 2001, from $477.8 million in the six months ended June 30, 2000. This increase primarily reflected the increase in revenues described above. Our gross profit margin by source of revenues in the six months ended June 30, 2001 and 2000 was: (i) equipment rental (36.9% in the six months ended June 30, 2001 and 39.0% in the six months ended June 30, 2000), (ii) sales of rental equipment (41.3% in the six months ended June 30, 2001 and 41.2% in the six months ended June 30, 2000) and (iii) sales of equipment and merchandise and other revenues (27.1% in the six months ended June 30, 2001 and 23.9% in the six months ended June 30, 2000).

  The decrease in the gross profit margin from rental revenues in the six months ended June 30, 2001, principally reflected the following factors. First, we had more traffic control equipment in 2001 than in 2000. This lowered our overall gross profit margin because (i) this equipment category generally produces losses during the first quarter due to seasonal factors and
(ii) this equipment category generally produces lower gross profit margins than our other categories. Second, our cost of equipment rental increased in 2001 because more of our rental equipment was held by us under operating leases rather than being owned. The increase in the gross profit margin from sales of equipment and merchandise and other revenue in the six months ended June 30, 2001, primarily reflected the following: (i) lower costs resulting from our ongoing efforts to consolidate our suppliers and further capitalize on our purchasing power and (ii) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as providing services and selling parts.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $221.7 million, or 16.0% of total revenues, during the six months ended June 30, 2001 and $211.0 million, or 16.1% of total revenues, during the six months ended June 30, 2000. Although we have been implementing a number of measures to reduce SG&A, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities, SG&A as a percentage of total revenues only decreased very slightly in 2001. This principally reflects the fact that our revenues from the sales of rental equipment were down significantly in 2001 for the reasons described above. SG&A as a percentage of revenues, excluding revenues from the sale of rental equipment, decreased to 16.9% in the six months ended June 30, 2001 from 18.3% in the six months ended June 30, 2000.

  Restructuring Charge. We recorded a restructuring charge of $28.9 million in the six months ended June 30, 2001. See "--Restructuring Plan" for additional information.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $53.2 million, or 3.8% of total revenues, in the six months ended June 30, 2001 and $40.7 million, or 3.1% of total revenues, in the six months ended June 30, 2000. The increase in the dollar amount of non-rental depreciation and amortization in the first six months of 2001 primarily reflected (i) the amortization of goodwill attributable to acquisitions completed subsequent to the second quarter of 2000 and (ii) additional non-rental vehicles which have shorter useful lives.

  Interest Expense. Interest expense increased to $114.6 million in the six months ended June 30, 2001 from $106.2 million in the six months ended June 30, 2000. This increase primarily reflected an increase in the Company's indebtedness, principally to fund acquisitions.

  Preferred Dividends of a Subsidiary Trust. During the six months ended June 30, 2001 and 2000, preferred dividends of a subsidiary trust were $9.8 million.

  Other (Income) Expense. Other expense was $6.9 million in the six months ended June 30, 2001 compared with other income of $0.3 million in the six months ended June 30, 2000. The increase in other expense in the first six months of 2001 was primarily attributable to the $7.8 million charge we incurred relating to the refinancing costs of a synthetic lease as described under "--Debt Refinancing and Extraordinary Item."

  Income Taxes. Income taxes were $25.1 million, or an effective rate of 47.0%, in the six months ended June 30, 2001 compared to $45.8 million, or an effective rate of 41.5%, in the six months ended June 30, 2000. The increase in the effective rate in the first six months of 2001 was primarily attributable to the non-deductibility for income tax purposes of certain costs in the restructuring charge.

  Extraordinary Item. We recorded an extraordinary charge of $18.1 million ($11.3 million, net of tax) in the six months ended June 30, 2001. See "--Debt Refinancing and Extraordinary Item" for additional information.

 Three Months Ended June 30, 2001 and 2000

  Revenues. Total revenues for the three months ended June 30, 2001 were $768.0 million, representing an increase of 5.2% over total revenues of $729.9 million for the three months ended June 30, 2000. Our revenues during these periods were attributable to the following sources.

  . Revenues from Equipment Rentals. These revenues were $582.4 million in the second quarter of 2001, representing an increase of 13.8% from $511.5 million in the second quarter of 2000. These revenues accounted for 75.8% of our total revenues in the second quarter of 2001 compared with 70.1% of our total revenues in the second quarter of 2000. The 13.8% increase in these revenues in the second quarter of 2001 reflected
     (i) increased revenues at locations open more than one year (which accounted for approximately 7.9 percentage points, 8.8 percentage points of which related to increases in the volume of transactions and utilization rates, offset by 0.9 percentage points from price decreases) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations, partially offset by locations sold or closed (which accounted for approximately 5.9 percentage points).

  . Revenues from the Sales of Rental Equipment. These revenues were $33.1 million in the second quarter of 2001, representing a decrease of 61.0% from $84.8 million in the second quarter of 2000. These revenues accounted for 4.3% of our total revenues in the second quarter of 2001 compared with 11.6% of our total revenues in the second quarter of 2000. The reduction in these revenues in 2001 reflects the fact that, as the economy softened, we reduced our budget for new equipment purchases in 2001 and slowed the rate at which we sell our used rental equipment. See "--Certain Measures to Reduce Cash Requirements."

  . Revenues from the Sales of Equipment and Merchandise and Other Revenues. These revenues were $152.5 million in the second quarter of 2001, representing an increase of 14.2% from $133.6 million in the second quarter of 2000. These revenues accounted for 19.9% of our total revenues in the second quarter of 2001 compared with 18.3% of our total revenues in the second quarter of 2000. The 14.2% increase in sales of equipment and merchandise and other revenues was attributable to the increase in the volume of transactions.

  Gross Profit. Gross profit increased to $286.1 million in the three months ended June 30, 2001, from $271.8 million in the three months ended June 30, 2000. This increase primarily reflected the increase in revenues described above.

  Our gross profit margin by source of revenues in the three months ended June 30, 2001 and 2000 was: (i) equipment rental (39.6% in the three months ended June 30, 2001 and 39.8% in the three months ended June 30, 2000), (ii) sales of rental equipment (41.7% in the three months ended June 30, 2001 and 41.0% in the three months ended June 30, 2000) and (iii) sales of equipment and merchandise and other revenues (27.2% in the three months ended June 30, 2001 and 25.0% in the three months ended June 30, 2000). The increase in the gross profit margin from sales of equipment and merchandise and other revenue in the three months ended June 30, 2001, primarily reflected the following: (i) lower costs resulting from our ongoing efforts to consolidate our suppliers and further capitalize on our purchasing power and (ii) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as providing services and selling parts.

  Selling, General and Administrative Expenses. SG&A was $112.8 million, or 14.7% of total revenues, during the three months ended June 30, 2001 and $109.1 million, or 14.9% of total revenues, during the three months ended June 30, 2000. Although we have been implementing a number of measures to reduce SG&A, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities, SG&A as a percentage of total revenues only decreased very slightly in 2001. This principally reflects the fact that our revenues from the sales of rental equipment were down significantly in 2001 for the reasons described above. SG&A as a percentage of revenues, excluding revenues from the sale of rental equipment, decreased to 15.4% in the three months ended June 30, 2001 from 16.9% in the six months ended June 30, 2000.

  Restructuring Charge. We recorded a restructuring charge of $28.9 million in the three months ended June 30, 2001. See "--Restructuring Plan" for additional information.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $27.1 million, or 3.5% of total revenues, in the three months ended June 30, 2001 and $20.7 million, or 2.8% of total revenues, in the three months ended June 30, 2000. The increase in the dollar amount of non-rental depreciation and amortization in the first three months of 2001 primarily reflected (i) the amortization of goodwill attributable to acquisitions completed subsequent to the second quarter of 2000 and (ii) additional non-rental vehicles which have shorter useful lives.

  Interest Expense. Interest expense increased to $57.1 million in the three months ended June 30, 2001 from $56.5 million in the three months ended June 30, 2000. This increase primarily reflected an increase in the Company's indebtedness, principally to fund acquisitions, offset by lower interest rates on our variable rate debt due to the refinancing.

  Preferred Dividends of a Subsidiary Trust. During the three months ended June 30, 2001 and 2000, preferred dividends of a subsidiary trust were $4.9 million.

  Other (Income) Expense. Other expense was $7.6 million in the three months ended June 30, 2001 compared with other income of $0.1 million in the three months ended June 30, 2000. The increase in other expense in the three months ended June 30, 2001 was primarily attributable to the $7.8 million charge we incurred related to the refinancing costs of a synthetic lease as described under "--Debt Refinancing and Extraordinary Item."

  Income Taxes. Income taxes were $22.7 million, or an effective rate of 47.7%, in the three months ended June 30, 2001 compared to $33.5 million, or an effective rate of 41.5%, in the three months ended June 30, 2000. The increase in the effective rate in the second quarter of 2001 was primarily attributable to the non-deductibility for income tax purposes of certain costs in the restructuring charge.

  Extraordinary Item. We recorded an extraordinary charge of $18.1 million ($11.3 million, net of tax) in the three months ended June 30, 2001. See "-- Debt Refinancing and Extraordinary Item" for additional information.

Liquidity and Capital Resources

Information Concerning Recent Financing Transactions

  General

  In April 2001, we refinanced $1,695.7 million of our indebtedness and other obligations. In order to effect this refinancing, we:

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

  In June 2001, we obtained an additional $112.0 million facility through the securitization of additional accounts receivable. For additional information, see "--Additional Information Concerning the Receivables Securitization."

  Additional Information Concerning the 10 3/4% Senior Notes

  On April 20, 2001, United Rentals (North America), Inc. ("URI"), a wholly owned subsidiary of United Rentals, Inc. ("Holdings"), sold $450 million aggregate principal amount of 10 3/4% Senior Notes Due 2008. The net proceeds from the sale of the notes were approximately $439.9 million (after deducting the initial purchasers' discount and offering expenses). The notes mature on April 15, 2008. The notes are unsecured and are guaranteed by Holdings and by URI's domestic subsidiaries. URI may, at its option, redeem the notes on or after April 15, 2005, at specified redemption prices which range from 105.375% in 2005 to 100.0% in 2007 and thereafter. In addition, on or prior to April 15, 2004, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding notes, at a redemption price of 110.75%. The indenture governing the notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates,
(vii) the disposition of proceeds of asset sales and (viii) our ability to consolidate, merge or sell all or substantially all of our assets.

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

  Borrowings under the revolving credit facility will until October 20, 2001, accrue interest, at our option, at either (A) the ABR Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank's prime rate) plus a margin of 1.00% or (B) an adjusted LIBOR rate plus a margin of 2.0%. From and after October 20, 2001, the above interest rate margins will be adjusted quarterly based on our funded debt to cash flow ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively. If at any time an event of default exists, the interest rate applicable to each loan will increase by 2% per annum.

  We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

  General Terms of the New Term Loan. On April 20, 2001, URI obtained a $750 million term loan. Amounts repaid in respect of the term loan may not be reborrowed. URI must repay the principal of the term loan in installments, over six and one-half years, as follows: (i) on June 30, 2001 and on the last day of each calendar quarter thereafter up to and including September 30, 2006, URI must repay $1.9 million and (ii) on the last day of each calendar quarter through June 30, 2007 and on August 31, 2007, URI must repay $177.2 million.

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

  Additional Information Concerning the Receivables Securitization

  During the quarter ended June 30, 2001, the Company obtained an additional $112.0 million in cash through the securitization of certain of its accounts receivable through its existing $250.0 million receivable securitization facility. In the securitization transactions, the Company transferred accounts receivable to a special purpose vehicle (the "SPV"), which in turn pledged those receivables to secure borrowings that the SPV incurred to finance its acquisition of those receivables. The borrowings generally accrue interest at the blended commercial paper rate for commercial paper issued by Gramercy Capital Corporation to fund such borrowings plus a margin of 0.75% per annum. The SPV's borrowings are an obligation of the SPV and not of the Company or URI, and the lenders' recourse in respect of the borrowings is generally limited to collections that the SPV receives on the receivables. Collections on the receivables are used to service the borrowings. From time to time prior to June 2002, subject to certain conditions, collections from the receivables may be reinvested by the SPV in additional accounts receivable originated by the Company. Subject to certain conditions, the term of the receivables securitization may be extended until December 2003. As of June 30, 2001, approximately $212.0 million of borrowings was outstanding under the receivables securitization facility.

  Sources and Uses of Cash

  During the first six months of 2001, we (i) generated cash from operations of approximately $298.5 million, (ii) generated cash from the sale of rental equipment of approximately $72.2 million and (iii) obtained net proceeds from financing activities of approximately $9.2 million. We used cash during this period principally to (i) pay consideration for acquisitions and settle certain outstanding liabilities due to former owners of businesses that we acquired (approximately $37.8 million), (ii) purchase rental equipment (approximately $303.3 million), (iii) purchase other property and equipment (approximately $31.4 million) and (iv) purchase and retire shares of our outstanding common stock (approximately $24.8 million).

  Certain Balance Sheet Changes

  The increase in accounts receivable at June 30, 2001 compared to December 31, 2000 was attributable to the increase in revenues due to the seasonally stronger second quarter. The decrease in inventory at June 30, 2001 compared to December 31, 2000 primarily reflected increased sales during the second quarter of 2001. The increase in prepaid expenses and other assets at June 30, 2001 compared to December 31, 2000 was primarily attributable to payment of certain prepaid expenses during the first six months of 2001. The increase in accounts payable, deferred taxes and accrued expenses and other liabilities at June 30, 2001 compared to December 31, 2000 was primarily attributable to the increase in revenues in the second quarter of 2001.

  The increase in rental equipment at June 30, 2001 compared to December 31, 2000 primarily reflected our equipment purchases during the first six months of 2001. The increase in debt at June 30, 2001 compared to December 31, 2000 primarily reflected borrowings for acquisition related payments and equipment purchases during the first six months of 2001. The increase in additional paid-in capital at June 30, 2001 compared to December 31, 2000 was primarily attributable to the accounting for restricted shares that were issued during the second quarter of 2001.

  Cash Requirements Related to Operations

  Our principal existing sources of cash are borrowings available under our revolving credit facility ($289.7 million available as of August 7, 2001) and cash generated from operations. Our cash generated from operations was approximately $298.5 million and $262.8 million in the first six months of 2001 and the first six months of 2000, respectively. The increase in 2001 primarily reflected the changes in our operating assets and liabilities discussed above. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

  We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) debt service and (iv) costs relating to the restructuring charge. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we plan to seek additional financing through the securitization of certain of our accounts receivable and equipment.

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

  The recent refinancing of $1,695.7 million of our indebtedness (described under "--Information Concerning Recent Financing Transactions") extended the maturities of a significant amount of our indebtedness. Based on the scheduled maturities of our current indebtedness, we are required to make principal payments of approximately $15.7 million over the next 12 months. We may also, at our option, make additional principal payments.

  Certain Measures to Reduce Cash Requirements

  As the economy softened, we adopted a number of measures to further control costs and increase free cash flow. These include the restructuring plan described under "--Restructuring Plan" and the measures described below.

  Reduce Equipment Purchases. We will purchase less new equipment in 2001 than in 2000 ($400 million budgeted for 2001 compared to $962 million expended in 2000) and will reduce the rate at which we sell used equipment. The amount of the reduction will depend on future developments, including the economic outlook, conditions in the used equipment market, and our equipment utilization rate. Based on current conditions, we estimate that our revenues from the sale of used equipment will be 50-75% lower in 2001 than in 2000.

  We estimate that the weighted average age of our rental fleet, which currently is approximately 29 months, will increase to approximately 32 months as a result of the planned reduction in the rate at which we purchase new equipment and sell used equipment. We believe that, because of the young age of our fleet, our business will not be adversely affected by this increase in average age.

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

  Certain Information Concerning Stock Plans

  2001 Senior Stock Plan. In June 2001, our shareholders approved the adoption of the 2001 Senior Stock Plan. This plan allows us to grant to our officers and directors shares of common stock and other equity-linked awards. The maximum number of shares of common stock that may be issued under this plan is 4,000,000. Our board of directors, or a committee of the board, determines to whom awards will be made, the timing of each award, and the terms and provisions of each award. No shares may be awarded under this plan after June 5, 2011. As of June 30, 2001, an aggregate of 2,015,000 shares had been awarded under this plan.

  2001 Stock Plan. In March 2001, we adopted the 2001 Stock Plan. This plan allows us to grant to certain employees (other than officers and directors) shares of common stock and other equity-linked awards. The maximum number of shares of common stock that may be issued under this plan is 2,000,000. Our board of directors, or a committee of the board, determines to whom awards will be made, the timing of each award, and the terms and provisions of each award. No shares may be awarded under this plan after March 23, 2011. As of June 30, 2001, an aggregate of 752,041 shares had been awarded under this plan.

  We record the issuance of restricted shares at the quoted market price on the date of the grants. Amortization of deferred compensation is then recognized on a straight-line basis over the related vesting period.

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

Recently Issued Accounting Standards

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on our consolidated financial position or results of operations.

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This standard addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This standard is effective for all business combinations initiated after June 30, 2001.

  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. However, this standard is immediately effective in cases where goodwill and intangible assets are acquired after June 30, 2001. Under this standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. We are currently evaluating the impact that SFAS No. 142 will have our financial statements and will perform a fair value analysis of goodwill in connection with the adoption of this standard on January 1, 2002.

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

  .  a continuation or worsening of the recent slow-down of the economy;

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

  Fluctuations of Operating Results

  We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including:

  . seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

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

  Certain Risks Relating to Acquisitions

  We have grown in part through acquisitions. The making of acquisitions entails certain risks, including:

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

  Competition

  The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations, regional competitors which operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. In addition, certain equipment manufacturers may commence or increase their existing efforts relating to renting and selling equipment directly to our customers or potential customers.

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

  The FASB issued, and subsequently amended, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which became effective for us on January 1, 2001. Under SFAS No. 133, all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge.

  We occasionally use derivative financial instruments to manage our risk associated with fluctuations in interest rates on our debt. We currently have interest rate swap agreements that convert a portion, or $200.0 million, of our variable rate term loan to a fixed rate instrument through 2003. These swap agreements are designated as cash flow hedges and changes in the fair value of the hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. There is no ineffectiveness related to these hedges.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

  We and our subsidiaries are parties to various litigation matters involving ordinary and routine claims incidental to our business. Our ultimate legal and financial liability with respect to such pending litigation cannot be estimated with certainty but we believe, based on our examination of such matters, that such ultimate liability will not have a material effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

  Set forth below is certain information concerning sales of unregistered securities by us during the second quarter of 2001. The issuances by us of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

  1. We issued 2,370,588 restricted shares of common stock pursuant to the 2001 Senior Stock Plan and the 2001 Stock Plan that were not registered.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Stockholders was held on June 5, 2001. The holders of 59,686,185 common shares, 300,000 Series A Perpetual Convertible Preferred Shares ("Series A Preferred") and 105,252 Series B-1 Perpetual Convertible Preferred Shares ("Series B-1 Preferred") were present either in person or by proxy. The following four matters were voted on and approved at such meeting.

  1. The election of five members to the Board of Directors by the holders of the Company's common stock and Series B-1 Preferred (where each share of Series B-1 Preferred is entitled to 33 1/3 votes).

                                                               For     Withheld
                                                            ---------- ---------
      Richard D. Colburn................................... 62,793,617   400,968
      Bradley S. Jacobs.................................... 59,737,522 3,457,063
      John N. Milne........................................ 59,712,022 3,482,563
      Timothy J. Tully..................................... 61,435,260 1,759,325
      Christian M. Weyer................................... 63,006,422   188,163

  2. The election of two members to the Board of Directors by the holders of the Series A Preferred.

                                                               For     Withheld
                                                            ---------- ---------
      Leon D. Black........................................    300,000         0
      Michael S. Gross.....................................    300,000         0

  3. The approval of the 2001 Senior Stock Plan by the holders of the Company's common stock, Series B-1 Preferred (where each share of Series B-1 Preferred is entitled to 33 1/3 votes) and Series A Preferred (where each share of Series A Preferred is entitled to 40 votes).

                                           Broker
               For     Abstain  Against   Non-Votes
            ---------- ------- ---------- ---------
            56,124,376 37,020  11,082,188 7,951,001

  4. The ratification of the appointment of Ernst & Young LLP as the company's independent auditors for the fiscal year ending December 31, 2001 by the holders of the Company's common stock, Series B-1 Preferred (where each share of Series B-1 Preferred is entitled to 33 1/3 votes) and Series A Preferred (where each share of Series A Preferred is entitled to 40 votes).

               For     Abstain  Against
            ---------- ------- ----------
            74,619,853 26,757     547,975

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


 10(a) Amended and Restated Credit Agreement dated as of April 20, 2001 between United Rentals, Inc., United Rentals (North America), Inc., various financial institutions, and The Chase Manhattan Bank, as U.S.
         Administrative Agent (incorporated by reference to Exhibit 10(a) of
         United Rentals, Inc. Report on Form 10-Q for the quarter ended March
         31, 2001).


 10(b)   Indenture dated as of April 20, 2001 among United Rentals (North
         America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(b) of United
         Rentals, Inc. Report on Form 10-Q for the quarter ended March 31,
         2001).


 10(c) Purchase Agreement dated April 12, 2001 relating to the initial sale by United Rentals (North America), Inc. of $450 million aggregate principal amount of 10 3/4% Senior Notes due 2008 (incorporated by reference to Exhibit 10(c) of United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2001).


 10(d)   Registration Rights Agreement dated as of April 20, 2001 among United
         Rentals (North America), Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to $450 million aggregate principal amount of 10 3/4 Senior Notes due 2008 (incorporated by reference to Exhibit 10(d) of United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2001).


 10(e) 2001 Senior Stock Plan of United Rentals, Inc. (incorporated by reference to Appendix B to United Rentals, Inc. Definitive Proxy
         Statement dated April 30, 2001)++


 10(f)   2001 Stock Plan of United Rentals, Inc. (incorporated by reference to
         Exhibit 4.6 to United Rentals, Inc. Registration Statement on Form S-
         8, No. 333-60458)++


 10(g)   Senior Restricted Stock Agreement with Bradley S. Jacobs, dated June
         5, 2001 (incorporated by reference to Exhibit 10.1 to United Rentals,
         Inc. Registration Statement on Form S-3,
         No. 333-64662)++


 10(h)   Senior Restricted Stock Agreement with Wayland R. Hicks, dated June 5,
         2001 (incorporated by reference to Exhibit 10.2 to United Rentals,
         Inc. Registration Statement on Form S-3,
         No. 333-64662)++

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------


 10(i)   Senior Restricted Stock Agreement with John N. Milne, dated June 5,
         2001 (incorporated by reference to Exhibit 10.3 to United Rentals,
         Inc. Registration Statement on Form S-3, No. 333-64662)++


 10(j)   Senior Restricted Stock Agreement with Michael J. Nolan, dated June 5,
         2001 (incorporated by reference to Exhibit 10.4 to United Rentals,
         Inc. Registration Statement on Form S-3,
         No. 333-64662)++

--------
 ++This document is a management contract or compensatory plan or arrangement.

(b)Reports on Form 8-K:
  1. Form 8-K filed on April 16, 2001 (earliest event reported March 29,
     2001); Item 5 was reported.
  2. Form 8-K filed on May 1, 2001 (earliest event reported April 27, 2001);
     Item 5 was reported.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          United Rentals, Inc.

Dated: August 14, 2001                        /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Chief Accounting Officer)

                                          United Rentals (North America), Inc.

Dated: August 14, 2001                        /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Chief Accounting Officer)