Form 10-K/A
period 2000-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2001-10-09
CIK 1067701, 1047166

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No. 1
                                      on
                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended December 31, 2000.

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
    ng requirements for the past 90 days.                   [X] Yes  [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of October 1, 2001, there were 73,295,189 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of such common stock held by non-affiliates of the registrant at October 1, 2001 was approximately $797.2 million. Such aggregate market value was calculated by using the closing price of such common stock as of such date on the New York Stock Exchange of $17.10. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

                           FORM 10-K/A REPORT INDEX

              10-K/A Part
              and Item No.                               Page No.
              ------------                               --------

              PART II
              Item 6       Selected Financial Data......     2
              Item 8       Financial Statements and
                           Supplementary Data...........     4

              PART IV
              Item 14      Exhibits, Financial Statement
                           Schedules and Reports on Form
                           8-K..........................    61

PART II

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

    Our previously outstanding Series A Perpetual Convertible Preferred Stock and Series B Perpetual Convertible Preferred Stock were exchanged for Series C Perpetual Convertible Preferred Stock and Series D Perpetual Convertible Preferred Stock, respectively. This exchange was effected subsequent to June 30, 2001. The balance sheet data under the heading "Pro Forma" adjusts the historical balance sheet data to give effect to the exchange, as if it had occurred on December 31, 2000. For additional information concerning the exchange, see note 2 to the audited consolidated financial statements of our company included herein.

                                                                                   Year Ended December 31,
                                                                    -----------------------------------------------------
                                                                      1996      1997       1998        1999       2000
                                                                    --------  --------  ----------  ---------- ----------
                                                                        (dollars in thousands, except per share data)
Income statement data:
Total revenues..................................................... $354,478  $489,838  $1,220,282  $2,233,628 $2,918,861
Total cost of revenues.............................................  241,445   340,546     796,834   1,408,710  1,830,291
                                                                    --------  --------  ----------  ---------- ----------
Gross profit.......................................................  113,033   149,292     423,448     824,918  1,088,570
Selling, general and administrative expenses.......................   54,721    70,835     195,620     352,595    454,330
Merger-related expenses............................................                         47,178
Non-rental depreciation and amortization...........................    9,387    13,424      35,248      62,867     86,301
Termination cost of deferred compensation agreements...............             20,290
                                                                    --------  --------  ----------  ---------- ----------
Operating income...................................................   48,925    44,743     145,402     409,456    547,939
Interest expense...................................................   11,278    11,847      64,157     139,828    228,779
Preferred dividends of a subsidiary trust..........................                          7,854      19,500     19,500
Other (income) expense, net........................................     (499)   (2,021)     (4,906)      8,321     (1,836)
                                                                    --------  --------  ----------  ---------- ----------
Income before provision for income taxes and extraordinary items...   38,146    34,917      78,297     241,807    301,496
Provision for income taxes.........................................      420    29,508      43,499      99,141    125,121
                                                                    --------  --------  ----------  ---------- ----------
Income before extraordinary items..................................   37,726     5,409      34,798     142,666    176,375
Extraordinary items, net (1).......................................              1,511      21,337
                                                                    --------  --------  ----------  ---------- ----------
Net income......................................................... $ 37,726  $  3,898  $   13,461  $  142,666 $  176,375
                                                                    ========  ========  ==========  ========== ==========
Pro forma provision for income taxes before extraordinary items (2) $ 15,487  $ 14,176  $   44,386
Pro forma income before extraordinary items (2)....................   22,659    20,741      33,911
Basic earnings before extraordinary items per share................ $   1.67  $   0.12  $     0.53  $     2.00 $     2.48
Diluted earnings before extraordinary items per share.............. $   1.67  $   0.11  $     0.48  $     1.53 $     1.89
Basic earnings per share (3)....................................... $   1.67  $   0.08  $     0.20  $     2.00 $     2.48
Diluted earnings per share (3)..................................... $   1.67  $   0.08  $     0.18  $     1.53 $     1.89

Other financial data:
EBITDA (4)......................................................... $123,606  $160,554  $  403,738  $  761,230 $  962,371
Depreciation and amortization......................................   74,681    95,521     211,158     343,508    414,432
Dividends on common stock..........................................

                                                                                       December 31,
                                                               -------------------------------------------------------------
                                                                 1996     1997      1998       1999       2000      2000
                                                               -------- -------- ---------- ---------- ---------- ----------
                                                                                                  Restated        unaudited
                                                                                                                 Pro Forma
                                                                                  (dollars in thousands)
Balance sheet data:
Cash and cash equivalents..................................... $  2,906 $ 72,411 $   20,410 $   23,811 $   34,384 $   34,384
Rental equipment, net.........................................  235,055  461,026  1,143,006  1,659,733  1,732,835  1,732,835
Total assets..................................................  381,228  826,010  2,634,663  4,497,738  5,123,933  5,123,933
Total debt....................................................  214,337  264,573  1,314,574  2,266,148  2,675,367  2,675,367
Company-obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust.............................                      300,000    300,000    300,000    300,000
Series A and B preferred stock(5).............................                                 430,800    430,800
Stockholders' equity..........................................  105,420  446,388    726,230    966,686  1,115,143  1,545,943

--------
(1)The Company recorded an extraordinary item (net of income taxes) of $1.5 million in 1997 and an extraordinary item (net of income taxes) of $21.3 million in 1998. Such charge in 1997 resulted from the prepayment of certain debt by U.S. Rentals. Such charge in 1998 resulted from the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals.
(2)U.S. Rentals was taxed as a Subchapter S Corporation until its initial public offering in February 1997, and another company acquired in a pooling-of-interests transaction was taxed as a Subchapter S Corporation until being acquired by the Company in 1998. In general, the income or loss of a Subchapter S Corporation is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma provision for income taxes before extraordinary items and pro forma income before extraordinary items reflect a provision for income taxes as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented.
(3)The Company's earnings during 1997 were impacted by $20.3 million of expenses relating to the termination of certain deferred compensation expenses in connection with U.S. Rentals' initial public offering, a $7.5 million charge to recognize deferred tax liabilities of U.S. Rentals and an extraordinary item (net of income taxes) of $1.5 million. The Company's earnings during 1998 were impacted by merger-related expenses of $47.2 million ($33.2 million net of taxes), a $4.8 million charge to recognize deferred tax liabilities of a company acquired in a pooling-of-interests transaction and an extraordinary item (net of income taxes) of $21.3 million. The Company's earnings during 1999 were impacted by $18.2 million ($10.8 million net of taxes) of expenses incurred related to a terminated tender offer. Excluding such amounts, (i) basic earnings per share for the years ended 1997, 1998 and 1999 would have been $0.70, $1.10 and $2.15, respectively, and (ii) diluted earnings per share for the years ended 1997, 1998 and 1999 would have been $0.66, $1.00 and $1.65, respectively.
(4)EBITDA is defined as net income (excluding (i) non-operating income and expense, (ii) a $20.3 million non-recurring charge incurred by U.S. Rentals in 1997 arising from the termination of deferred compensation agreements with certain executives, (iii) $47.2 million in merger-related expenses in 1998 related to the three acquisitions accounted for as poolings-of-interests, including the merger with U.S. Rentals, and (iv) $8.3 million of expenses that are included in selling, general and administrative expenses for 1999 and which related to a terminated tender offer), plus interest expense, income taxes and depreciation and amortization. EBITDA data is presented to provide additional information concerning the Company's ability to meet its future debt service obligations and capital expenditure and working capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles. Accordingly, EBITDA should not be considered an alternative to net income or cash flows as indicators of the Company's operating performance or liquidity.
(5)We issued series A and B perpetual convertible preferred stock in 1999 and included such preferred in stockholders' equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders' equity. Under this guidance, the series A and B preferred would not be included in stockholders' equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, we entered into an agreement effecting the exchange of new series C and D perpetual convertible preferred for the series A and B preferred. The series C and D preferred stock is not subject to mandatory redemption on a hostile change of control, and will be included in stockholders' equity under the recent SEC guidance. The effect of the foregoing is that our perpetual convertible preferred stock is included in stockholders' equity as of September 28, 2001 and thereafter, but is outside of stockholders' equity for earlier dates. In all other respects, the financial statements remain unchanged, including total assets and liabilities, revenues, operating income, net income and earnings per share.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
(1) Consolidated Financial Statements:
   Report of Independent Auditors...........................................................   5
   United Rentals, Inc. Consolidated Balance Sheets--December 31, 2000 and 1999.............   6
   United Rentals, Inc. Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................................................   7
   United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998.......................................................   8
   United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................................................   9
   Notes to Consolidated Financial Statements...............................................  11
   Report of Independent Auditors...........................................................  41
   United Rentals (North America), Inc. Consolidated Balance Sheets--December 31, 2000
     and 1999...............................................................................  42
   United Rentals (North America), Inc. Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.................................................  43
   United Rentals (North America), Inc. Consolidated Statements of Stockholder's Equity for
     the years ended December 31, 2000, 1999 and 1998.......................................  44
   United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.................................................  45
   Notes to Consolidated Financial Statements...............................................  46
(2) Financial Statement Schedules:
   Report of Independent Auditors on Financial Statement Schedules..........................  55
   Schedule I Condensed Financial Information of the Registrant.............................  56
   Schedule II Valuation and Qualifying Accounts............................................  60

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

                                          /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 23, 2001,
except for Note 2,
paragraphs 9, 10, and 11,
and Note 17 as to which
the date is September 28, 2001

                             UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31
                                                                 -----------------------------------
                                                                     2000        2000        1999
                                                                 ------------ ----------  ----------
                                                                  Unaudited          Restated
                                                                  Pro Forma        (See Note 2)
                                                                 (See Note 2)
                                                                  (In thousands, except share data)
Assets
Cash and cash equivalents.......................................  $   34,384  $   34,384  $   23,811
Accounts receivable, net of allowance for doubtful accounts of
  $55,624 and $58,376 at 2000 and 1999, respectively............     469,594     469,594     434,985
Inventory.......................................................     133,380     133,380     129,473
Prepaid expenses and other assets...............................     104,493     104,493      81,457
Rental equipment, net...........................................   1,732,835   1,732,835   1,659,733
Property and equipment, net.....................................     422,239     422,239     304,907
Goodwill, net of accumulated amortization of $103,219 and
  $49,556 at 2000 and 1999, respectively........................   2,215,532   2,215,532   1,853,279
Other intangible assets, net....................................      11,476      11,476      10,093
                                                                  ----------  ----------  ----------
                                                                  $5,123,933  $5,123,933  $4,497,738
                                                                  ==========  ==========  ==========
Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable.............................................  $  260,155  $  260,155  $  242,946
   Debt.........................................................   2,675,367   2,675,367   2,266,148
   Deferred taxes...............................................     206,243     206,243      81,229
   Accrued expenses and other liabilities.......................     136,225     136,225     209,929
                                                                  ----------  ----------  ----------
       Total liabilities........................................   3,277,990   3,277,990   2,800,252
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred
  securities of a subsidiary trust..............................     300,000     300,000     300,000
Series A and B preferred stock..................................                 430,800     430,800
Stockholders' equity:
   Preferred stock--$.01 par value, 5,000,000 shares
     authorized:
     Series C perpetual convertible preferred stock--$300,000
       liquidation preference, 300,000 shares issued and
       outstanding..............................................           3
     Series D perpetual convertible preferred stock--$150,000
       liquidation preference, 150,000 shares issued and
       outstanding..............................................           2
   Common stock--$.01 par value, 500,000,000 shares authorized,
     71,065,707 shares issued and outstanding in 2000 and
     72,051,095 shares issued and outstanding in 1999...........         711         711         721
   Additional paid-in capital...................................   1,196,324     765,529     786,173
   Retained earnings............................................     355,850     355,850     179,475
   Accumulated other comprehensive (loss) income................      (6,947)     (6,947)        317
                                                                  ----------  ----------  ----------
       Total stockholders' equity...............................   1,545,943   1,115,143     966,686
                                                                  ----------  ----------  ----------
                                                                  $5,123,933  $5,123,933  $4,497,738
                                                                  ==========  ==========  ==========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31
                                                                ---------------------------------------
                                                                    2000          1999         1998
                                                                 ----------    ----------   ----------
                                                                (in thousands, except per share amounts
Revenues:
 Equipment rentals............................................. $2,056,683    $1,581,026   $  895,466
 Sales of rental equipment.....................................    347,678       235,678      119,620
 Sales of equipment and merchandise and other revenues.........    514,500       416,924      205,196
                                                                 ----------    ----------   ----------
Total revenues.................................................  2,918,861     2,233,628    1,220,282
Cost of revenues:
 Cost of equipment rentals, excluding depreciation.............    907,477       676,972      394,750
 Depreciation of rental equipment..............................    328,131       280,641      175,910
 Cost of rental equipment sales................................    208,182       136,678       66,136
 Cost of equipment and merchandise sales and other
   operating costs.............................................    386,501       314,419      160,038
                                                                 ----------    ----------   ----------
Total cost of revenues.........................................  1,830,291     1,408,710      796,834
                                                                 ----------    ----------   ----------
Gross profit...................................................  1,088,570       824,918      423,448
Selling, general and administrative expenses...................    454,330       352,595      195,620
Merger-related expenses........................................                                47,178
Non-rental depreciation and amortization.......................     86,301        62,867       35,248
                                                                 ----------    ----------   ----------
Operating income...............................................    547,939       409,456      145,402
Interest expense...............................................    228,779       139,828       64,157
Preferred dividends of a subsidiary trust......................     19,500        19,500        7,854
Other (income) expense, net....................................     (1,836)        8,321       (4,906)
                                                                 ----------    ----------   ----------
Income before provision for income taxes and extraordinary item    301,496       241,807       78,297
Provision for income taxes.....................................    125,121        99,141       43,499
                                                                 ----------    ----------   ----------
Income before extraordinary item...............................    176,375       142,666       34,798
Extraordinary item, net of tax benefit of $14,255..............                                21,337
                                                                 ----------    ----------   ----------
Net income..................................................... $  176,375    $  142,666   $   13,461
                                                                 ==========    ==========   ==========
Earnings per share--basic:
 Income before extraordinary item.............................. $     2.48    $     2.00   $     0.53
 Extraordinary item, net.......................................                                  0.33
                                                                 ----------    ----------   ----------
 Net income.................................................... $     2.48    $     2.00   $     0.20
                                                                 ==========    ==========   ==========
Earnings per share--diluted:
 Income before extraordinary item.............................. $     1.89    $     1.53   $     0.48
 Extraordinary item, net.......................................                                  0.30
                                                                 ----------    ----------   ----------
 Net income.................................................... $     1.89    $     1.53   $     0.18
                                                                 ==========    ==========   ==========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Common Stock
                                                                     -----------------

                                                                       Number           Additional           Compre-
                                                                         of              Paid-in   Retained  hensive
                                                                       Shares    Amount  Capital   Earnings  Income
                                                                     ----------  ------ ---------- --------  --------
                                                                                  (In thousands, except share amounts)
Balance, December 31, 1997.......................................... 56,239,375   $562   $401,758  $ 44,068
  Comprehensive income:
   Net income.......................................................                                 13,461  $ 13,461
   Other comprehensive income:
    Foreign currency translation adjustments........................                                             (281)
                                                                                                             --------
  Comprehensive income..............................................                                         $ 13,180
                                                                                                             ========
  Issuance of common stock and warrants............................. 10,813,255    108    267,214
  Conversion of convertible notes...................................     30,947               461
  Cancellation of common stock......................................   (137,600)    (1)         1
  Reclassification of Subchapter S accumulated earnings to paid-in-
   capital..........................................................                       18,979   (18,979)
  Pooling-of-interests..............................................  1,456,997     15        (14)    1,795
  Exercise of common stock options..................................     25,025               619
  Subchapter S distributions of a pooled entity.....................                                 (3,536)
                                                                     ----------   ----   --------  --------
Balance, December 31, 1998.......................................... 68,427,999    684    689,018    36,809
  Comprehensive income:
   Net income.......................................................                                142,666  $142,666
   Other comprehensive income:
    Foreign currency translation adjustments........................                                              598
                                                                                                             --------
  Comprehensive income..............................................                                         $143,264
                                                                                                             ========
  Issuance of common stock..........................................  2,291,568     23     64,678
  Exercise of common stock options..................................  1,331,528     14     32,477
                                                                     ----------   ----   --------  --------
Balance, December 31, 1999.......................................... 72,051,095    721    786,173   179,475
  Comprehensive income:
   Net income.......................................................                                176,375  $176,375
   Other comprehensive income:
    Foreign currency translation adjustments........................                                           (7,264)
                                                                                                             --------
  Comprehensive income..............................................                                         $169,111
                                                                                                             ========
  Issuance of common stock..........................................    773,320      8      9,867
  Exercise of common stock options..................................     26,307               421
  Shares repurchased and retired.................................... (1,785,015)   (18)   (30,932)
                                                                     ----------   ----   --------  --------
Balance, December 31, 2000.......................................... 71,065,707   $711   $765,529  $355,850
                                                                     ==========   ====   ========  ========


                                                                      Accumulated
                                                                         Other
                                                                     Comprehensive
                                                                     (Loss) Income
                                                                     -------------

Balance, December 31, 1997..........................................
  Comprehensive income:
   Net income.......................................................
   Other comprehensive income:
    Foreign currency translation adjustments........................    $  (281)

  Comprehensive income..............................................

  Issuance of common stock and warrants.............................
  Conversion of convertible notes...................................
  Cancellation of common stock......................................
  Reclassification of Subchapter S accumulated earnings to paid-in-
   capital..........................................................
  Pooling-of-interests..............................................
  Exercise of common stock options..................................
  Subchapter S distributions of a pooled entity.....................
                                                                        -------
Balance, December 31, 1998..........................................       (281)
  Comprehensive income:
   Net income.......................................................
   Other comprehensive income:
    Foreign currency translation adjustments........................        598

  Comprehensive income..............................................

  Issuance of common stock..........................................
  Exercise of common stock options..................................
                                                                        -------
Balance, December 31, 1999..........................................        317
  Comprehensive income:
   Net income.......................................................
   Other comprehensive income:
    Foreign currency translation adjustments........................     (7,264)

  Comprehensive income..............................................

  Issuance of common stock..........................................
  Exercise of common stock options..................................
  Shares repurchased and retired....................................
                                                                        -------
Balance, December 31, 2000..........................................    $(6,947)
                                                                        =======

                            See accompanying notes.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31
                                                                                    -----------------------------------
                                                                                      2000        1999         1998
                                                                                    ---------  -----------  -----------
                                                                                               (In thousands)
Cash Flows From Operating Activities:
Net income......................................................................... $ 176,375  $   142,666  $    13,461
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization....................................................   414,432      343,508      212,311
  Gain on sales of rental equipment................................................  (139,496)     (99,000)     (53,484)
  Gain on sales of businesses......................................................    (4,084)      (1,842)      (4,189)
  Write down of assets held for sale...............................................                               4,040
  Extraordinary item...............................................................                              35,592
  Deferred taxes...................................................................   109,280       41,820       27,345
Changes in operating assets and liabilities:
  Accounts receivable..............................................................     8,613      (93,716)     (53,368)
  Inventory........................................................................    69,706       (6,544)      (6,392)
  Prepaid expenses and other assets................................................   (29,848)       7,257       (3,526)
  Accounts payable.................................................................   (16,091)      64,453       39,251
  Accrued expenses and other liabilities...........................................   (76,166)      22,758        5,088
                                                                                    ---------  -----------  -----------
   Net cash provided by operating activities.......................................   512,721      421,360      216,129
                                                                                    ---------  -----------  -----------

Cash Flows From Investing Activities:
Purchases of rental equipment......................................................  (808,204)    (718,112)    (479,534)
Purchases of property and equipment................................................  (153,770)    (123,649)     (84,617)
Proceeds from sales of rental equipment............................................   347,678      235,678      119,620
Proceeds from sales of businesses..................................................    19,246        6,521       10,640
Purchases of other companies.......................................................  (347,337)    (986,790)    (911,837)
Payments of contingent purchase price..............................................   (16,266)      (8,216)      (3,956)
In-process acquisition costs.......................................................    (4,285)      (1,002)        (241)
                                                                                    ---------  -----------  -----------
   Net cash used in investing activities...........................................  (962,938)  (1,595,570)  (1,349,925)
                                                                                    ---------  -----------  -----------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs......................                 64,701      207,005
Proceeds from the issuance of Series A and B preferred stock, net of issuance costs                430,800
Proceeds from debt.................................................................   456,202    1,083,616    1,263,637
Payments on debt...................................................................  (134,599)    (497,650)    (685,667)
Proceeds from sale-leaseback.......................................................   193,478       88,000       35,000
Proceeds from the issuance of redeemable convertible preferred securities..........                             300,000
Payments of financing costs........................................................   (16,408)     (19,443)     (34,982)
Proceeds from the exercise of common stock options.................................       331       26,989          619
Subchapter S distributions of a pooled entity......................................                              (3,536)
Shares repurchased and retired.....................................................   (30,950)
                                                                                    ---------  -----------  -----------
   Net cash provided by financing activities.......................................   468,054    1,177,013    1,082,076
Effect of foreign exchange rates...................................................    (7,264)         598         (281)
                                                                                    ---------  -----------  -----------
Net increase (decrease) in cash and cash equivalents...............................    10,573        3,401      (52,001)
Cash and cash equivalents at beginning of year.....................................    23,811       20,410       72,411
                                                                                    ---------  -----------  -----------
Cash and cash equivalents at end of year........................................... $  34,384  $    23,811  $    20,410
                                                                                    =========  ===========  ===========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                                                                                   Year Ended December 31
                                                                             ---------------------------------
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

                                            2000                       1999
                                 -------------------------- --------------------------
                                 Carrying Amount Fair Value Carrying Amount Fair Value
                                 --------------- ---------- --------------- ----------
                                                    (In thousands)
Redeemable convertible preferred
  securities....................    $300,000      $133,125     $300,000      $192,375
Series A and B preferred........     430,800       228,480      430,800       291,210
Senior subordinated notes.......     951,153       702,500      950,653       906,400
Other debt......................      94,086        94,086       73,745        73,745

                             UNITED RENTALS, INC.

Preferred Stock

    The Company issued Series A Perpetual Convertible Preferred Stock ("Series A Preferred") and Series B Perpetual Convertible Preferred Stock ("Series B Preferred") in 1999 and included such preferred in stockholders' equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders' equity. This guidance indicates that preferred stock that would be subject to redemption on the occurrence of an event outside the control of the issuer may not be classified as equity and that the probability of the event occurring is not a factor to be considered. Under this guidance, the Series A Preferred and Series B Preferred would not be included in stockholders' equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, the Company entered into an agreement effecting the exchange of new Series C Perpetual Convertible Preferred Stock ("Series C Preferred") for the Series A Preferred and new Series D Perpetual Convertible Preferred Stock ("Series D Preferred") for the Series B Preferred (see note
17). The Series C Preferred and Series D Preferred stock is not subject to mandatory redemption on a hostile change of control, and will be classified as stockholders' equity under the recently issued SEC guidance.

    The effect of the foregoing is that the Company's perpetual convertible preferred stock will be classified as stockholders' equity as of September 28, 2001 and thereafter, but will be classified outside of stockholders' equity for earlier dates. Accordingly, the Company has restated the accompanying balance sheets to show its $430.8 million of perpetual convertible preferred stock under "Series A and B Preferred Stock" rather than under "Stockholders' Equity." The Company has also made a corresponding change to the related Consolidated Statements of Stockholders' Equity. In all other respects, the financial statements remain unchanged, including total assets and liabilities, revenues, operating income, net income and earnings per share. The Company's balance sheets for dates after September 28, 2001, will include the perpetual convertible preferred stock in stockholders' equity.

    The pro forma amounts on the accompanying balance sheet gives effect to the above-referenced exchange, as if it had occurred on December 31, 2000.

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

                             UNITED RENTALS, INC.

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

                             UNITED RENTALS, INC.

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

4. Rental Equipment

    Rental equipment consists of the following:

                                    December 31
                              ----------------------
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

                             UNITED RENTALS, INC.

5. Property and Equipment

    Property and equipment consist of the following:

                                                   December 31
                                               -------------------
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

                             UNITED RENTALS, INC.

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

                             UNITED RENTALS, INC.

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

8. Income Taxes

    The provision for historical federal and state income taxes is as follows:

                                          Year ended December 31
                                         ------------------------
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
                                         -------- ------- -------
                                         $125,121 $99,141 $43,499
                                         ======== ======= =======

                             UNITED RENTALS, INC.

    A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes is as follows:

                                                              Year ended December 31
                                                            -------------------------
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
                                                            ======== =======  =======

    The components of deferred income tax assets (liabilities) are as follows:

                                                 December 31
                                            --------------------
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

                             UNITED RENTALS, INC.

change as a result of the new legal structure. The stockholders of Holdings have the same rights, privileges and interests with respect to Holdings as they had with respect to URI immediately prior to the reorganization.

10. Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust and Series A and B Preferred Stock

    Trust Securities. In August 1998, a subsidiary trust (the "Trust") of Holdings issued and sold in a private offering (the "Preferred Securities Offering") $300.0 million of 30 year, 6 1/2% Convertible Quarterly Income Preferred Securities (the "Preferred Securities"). The net proceeds from the Preferred Securities Offering were approximately $290.0 million. The Trust used the proceeds from the Preferred Securities Offering to purchase 6 1/2% convertible subordinated debentures due 2028 (the "Debentures") from Holdings which resulted in Holdings receiving all of the net proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to URI. The Preferred Securities are non-voting securities, carry a liquidation value of $50 per security and are convertible into the Company's common stock at an initial rate of 1.146 shares per security (equivalent to an initial conversion price of $43.63 per share). They are convertible at any time at the holders' option and are redeemable, at the Company's option, after three years, subject to certain conditions.

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

    Series A Preferred. On January 7, 1999, Holdings sold 300,000 shares of its Series A Preferred. Subject to certain thresholds related to the aggregate number of shares issuable upon conversion of Series A Preferred, the holders of the Series A Preferred, voting separately as a single class, have the right, on an as-converted basis, to elect up to two directors. Currently, holders of the Series A Preferred may elect two directors. Except for the election of directors, the holders of the Series A Preferred have the same voting rights as those belonging to holders of Holdings common stock. The net proceeds from the sale of the Series A Preferred were approximately $287.0 million. Holdings contributed such net proceeds to URI. The Series A Preferred is convertible into 12,000,000 shares of Holdings common stock at $25 per share based upon a liquidation preference of $1,000 per share of Series A Preferred, subject to adjustment. The Series A Preferred has no stated dividend. However, in the event Holdings declares or pays any dividends on, or distributions of, its common stock, it must (subject to certain exceptions) also declare and pay to the holders of Series A Preferred the dividends and distributions which would have been declared and paid upon conversion of the Series A Preferred. See note 2 for additional information on the Series A Preferred.

    Series B Preferred. On September 30, 1999, Holdings sold 150,000 shares of its Series B Preferred. The Series B Preferred is divided into two classes designated as Class B-1 and Class B-2. Other than voting rights, the classes are substantially the same. The holders of the 105,252 shares of Class B-1 are entitled to the same voting rights, on an as-converted basis, as those belonging

                             UNITED RENTALS, INC.

to holders of Holdings common stock. The holders of the 44,748 shares of Class B-2 have no such voting rights. The net proceeds from the sale of the Series B Preferred were approximately $143.8 million. Holdings contributed such net proceeds to URI. The Series B Preferred is convertible into 5,000,000 shares of Holding's common stock at $30 per share based upon a liquidation preference of $1,000 per share of Series B Preferred, subject to adjustment. The Series B Preferred has no stated dividend. However, in the event Holdings declares or pays any dividends on, or distributions of, its common stock, it must (subject to certain exceptions) also declare and pay to the holders of Series B Preferred the dividends and distributions which would have been declared and paid upon conversion of the Series B Preferred. See note 2 for additional information on the Series B Preferred.

11. Capital Stock

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

   A summary of the transactions within the Company's stock option plans follows:

                                             Weighted
                                             Average
                                             Exercise
                                   Shares     Price
                                 ----------  --------
Outstanding at January 1, 1998..  4,825,699   $19.52
   Granted......................  9,453,718    19.78
   Exercised....................    (25,025)   20.78
   Canceled.....................   (209,578)   22.94
                                 ----------   ------

Outstanding at December 31, 1998 14,044,814    19.60
   Granted......................  3,092,462    26.77
   Exercised.................... (1,331,528)   20.74
   Canceled.....................   (152,506)   26.70
                                 ----------   ------

Outstanding at December 31, 1999 15,653,242    20.86
   Granted......................  1,921,125    16.56
   Exercised....................    (26,307)   16.91
   Canceled.....................   (451,965)   27.03
                                 ----------   ------
Outstanding at December 31, 2000 17,096,095   $20.23
                                 ==========   ======
Exercisable at December 31, 2000 11,906,938   $19.58
                                 ==========   ======

                               Options Outstanding        Options Exercisable
                         -------------------------------- --------------------
                                      Weighted
                                       Average   Weighted             Weighted
                                      Remaining  Average              Average
                           Amount    Contractual Exercise   Amount    Exercise
Range of Exercise Prices Outstanding    Life      Price   Exercisable  Price
------------------------ ----------- ----------- -------- ----------- --------
    $10.00 - $15.00.....  4,722,077   7.7 years   $12.38   4,317,980   $12.30
     15.01 -  20.00.....  1,995,359   9.0 years    16.79     293,787    18.72
     20.01 -  25.00.....  7,146,663   7.1 years    21.77   5,543,191    21.64
     25.01 -  30.00.....  1,821,230   8.2 years    27.33     888,666    27.27
     30.01 -  50.00.....  1,410,766   7.4 years    34.67     863,314    35.08
                         ----------                       ----------
                         17,096,095.  7.6 years    20.23  11,906,938    19.58
                         ==========                       ==========

                             UNITED RENTALS, INC.

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have differed. The weighted average fair value of options granted was $7.70, $10.99 and $11.94 during 2000, 1999 and 1998, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model and a risk-free interest rate average of 5.15%, 6.29% and 4.6% in 2000, 1999 and 1998, respectively, a volatility factor for the market price of the Company's common stock of 69%, 52% and 85% in 2000, 1999 and 1998, respectively, and a weighted-average expected life of options of approximately three years in 2000, 1999 and 1998, the Company's net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share would have been $156.4 million, $2.20 and $1.69, respectively, for the year ended December 31, 2000, $104.3 million, $1.46 and $1.12, respectively, for the year ended December 31, 1999, and $(13.3 million), $(0.20) and $(0.20), respectively, for the year ended December 31, 1998. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

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

             Real    Rental     Other
            Estate  Equipment Equipment
            Leases   Leases    Leases
           -------- --------- ---------
                  (In thousands)
2001...... $ 51,815 $ 98,158   $17,318
2002......   46,464   93,864    15,372
2003......   42,739   77,597    12,076
2004......   39,706   55,889    10,827
2005......   34,153   43,352     2,487
Thereafter  108,175   34,830
           -------- --------   -------
           $323,052 $403,690   $58,080
           ======== ========   =======

    The Company was the seller-lessee in sale-leaseback transactions in 2000 where it sold rental equipment for aggregate proceeds of $218.8 million, in 1999 where it sold rental equipment for aggregate proceeds of $88.0 million and in 1998 where it sold rental equipment for aggregate proceeds of $35.0 million. For the 2000 transactions, the Company agreed to lease back the rental equipment over periods ranging from eight months to five years. In connection with the 2000 transactions, the Company recognized a gain of approximately $12.5 million with respect to sale-leaseback transactions where the term of the lease is for a minor portion of the remaining useful life of the equipment sold and recorded deferred gains of approximately $4.0 million with respect to sale-leaseback transactions where the term of the lease is for all or more than a minor part of the remaining useful life of the equipment sold. For the 1999 transaction, the Company agreed to lease back the rental equipment over a five year period beginning December 1999, which represented more than a minor part of the remaining useful life, and will recognize a deferred gain of approximately $6.3 million over the five year period. For the 1998 transaction, the Company agreed to lease back the rental equipment over a five year period beginning December 1998, which represented more than a minor part of the remaining useful life, and will recognize a deferred gain on the sale of approximately $0.6 million over the five year period. The future payments under these leases are included in the table above.

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

                             UNITED RENTALS, INC.

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

14. Segment Information

    Each of the Company's branch locations is an operating segment which consists of the rental and sales of equipment and related merchandise and parts. Certain of the Company's branches also provide speciality traffic control services as a product line and the amount of revenue attributable to such services was $245.0 million and $79.3 million during the years ended December 31, 2000 and 1999, respectively. All of the Company's branches have been aggregated into one reportable segment because they offer similar products and services in similar markets and the factors determining strategic decisions are comparable.

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

                             UNITED RENTALS, INC.

16. Condensed Consolidating Financial Information of Guarantor Subsidiaries

    Certain indebtedness of URI, a wholly owned subsidiary of Holdings (the "Parent"), is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 31, 2000

                                                          Guarantor   Non-Guarantor  Other and     Consolidated
                                  Parent         URI     Subsidiaries Subsidiaries  Eliminations      Total
                                -----------  ----------- ------------ ------------- -------------  ------------
                                                                (In thousands)
Assets
Cash and cash equivalents......                          $    29,733   $    4,651                  $    34,384
Accounts receivable, net.......              $   216,444     143,295      109,855                      469,594
Intercompany receivable
 (payable).....................                  319,423     (55,187)    (264,236)
Inventory......................                   54,022      73,979        5,379                      133,380
Prepaid expenses and other
 assets........................                   28,263      75,633          597                      104,493
Rental equipment, net..........                  837,972     766,219      128,644                    1,732,835
Property and equipment, net.... $    34,807      139,871     231,195       16,366                      422,239
Investment in subsidiaries.....   1,839,952    2,257,692                            $  (4,097,644)
Intangible assets, net.........                  960,444   1,132,438      134,126                    2,227,008
                                -----------  ----------- -----------   ----------   -------------  -----------
                                $ 1,874,759  $ 4,814,131 $ 2,397,305   $  135,382   $  (4,097,644) $ 5,123,933
                                ===========  =========== ===========   ==========   =============  ===========

Liabilities and Stockholder's
 Equity
Liabilities:
   Accounts payable............              $    78,623 $   165,677   $   15,855                  $   260,155
   Debt........................ $   300,000    2,647,144       3,484       24,739   $    (300,000)   2,675,367
   Deferred taxes..............                  186,091      20,702         (550)                     206,243
   Accrued expenses and
    other liabilities..........      28,816       86,560      18,862       13,750         (11,763)     136,225
                                -----------  ----------- -----------   ----------   -------------  -----------
      Total liabilities........     328,816    2,998,418     208,725       53,794        (311,763)   3,277,990

Commitments and contingencies
Company-obligated mandatorily
 redeemable convertible
 preferred securities of a
 subsidiary trust..............                                                           300,000      300,000
Series A and B preferred stock.     430,800                                                            430,800
Stockholder's equity:
   Common stock................         711                                                                711
   Additional paid-in capital..     765,529    1,488,238   1,830,500       65,657      (3,384,395)     765,529
   Retained earnings...........     355,850      327,475     358,080       22,878        (708,433)     355,850
   Accumulated other
    comprehensive
    loss.......................      (6,947)                               (6,947)          6,947       (6,947)
                                -----------  ----------- -----------   ----------   -------------  -----------
      Total stockholder's
       equity..................   1,115,143    1,815,713   2,188,580       81,588   $  (4,085,881)   1,115,143
                                -----------  ----------- -----------   ----------   -------------  -----------
                                $1,874,759   $4,814,131  $2,397,305    $135,382     $(4,097,644)   $5,123,933
                                ===========  =========== ===========   ==========   =============  ===========

                             UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                            December 31, 1999
                                --------------------------------------------------------------------------
                                                       Guarantor   Non-Guarantor  Other and   Consolidated
                                  Parent      URI     Subsidiaries Subsidiaries  Eliminations    Total
                                ---------- ---------- ------------ ------------- ------------ ------------
                                                              (In thousands)
Assets
Cash and cash equivalents......            $    3,689  $   16,414    $   3,708                 $   23,811
Accounts receivable, net.......               200,419     199,981       34,585                    434,985
Intercompany receivable
 (payable).....................               142,156      42,906     (185,062)
Inventory......................                56,086      64,253        9,134                    129,473
Prepaid expenses and other
 assets........................ $   31,554      1,020      18,296       17,809   $    12,778       81,457
Rental equipment, net..........               747,232     789,967      122,534                  1,659,733
Property and equipment, net....     28,383    150,841     106,232       19,451                    304,907
Investment in subsidiaries.....  1,702,802  2,072,115                             (3,774,917)
Intangible assets, net.........               792,198     948,128      123,046                  1,863,372
                                ---------- ----------  ----------    ---------   -----------   ----------
                                $1,762,739 $4,165,756  $2,186,177    $ 145,205   $(3,762,139)  $4,497,738
                                ========== ==========  ==========    =========   ===========   ==========

Liabilities and Stockholder's
 Equity
Liabilities:
   Accounts payable............ $   30,381 $   71,995  $  120,511    $  20,059                 $  242,946
   Debt........................    300,000  2,231,923         380       33,845   $  (300,000)   2,266,148
   Deferred income taxes.......                80,476                      753                     81,229
   Accrued expenses and
    other liabilities..........     34,872    107,828      53,177       10,802         3,250      209,929
                                ---------- ----------  ----------    ---------   -----------   ----------
      Total liabilities........    365,253  2,492,222     174,068       65,459      (296,750)   2,800,252
Commitments and
 contingencies
Company-obligated mandatorily
 redeemable convertible
 preferred securities of a
 subsidiary trust..............                                                      300,000      300,000
Series A and B preferred stock.    430,800                                                        430,800
Stockholder's equity:
   Common stock................        721                                                            721
   Additional paid-in capital..    786,173  1,487,907   1,830,182       65,644   $(3,383,733)     786,173
   Retained earnings...........    179,475    185,627     181,927       13,785      (381,339)     179,475
   Accumulated other
    comprehensive income.......        317                                 317          (317)         317
                                ---------- ----------  ----------    ---------   -----------   ----------
      Total stockholder's
       equity..................    966,686  1,673,534   2,012,109       79,746    (3,765,389)     966,686
                                ---------- ----------  ----------    ---------   -----------   ----------
                                $1,762,739 $4,165,756  $2,186,177    $ 145,205   $(3,762,139)  $4,497,738
                                ========== ==========  ==========    =========   ===========   ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2000

                                                         Guarantor   Non-Guarantor  Other and   Consolidated
                                    Parent      URI     Subsidiaries Subsidiaries  Eliminations    Total
                                   --------  ---------- ------------ ------------- ------------ ------------
                                                                (In thousands)
Revenues:
  Equipment rentals...............           $  851,541  $1,094,613   $  110,529                 $2,056,683
  Sales of rental equipment.......              145,519     178,576       23,583                    347,678
  Sales of equipment and
   merchandise and other
   revenues.......................              253,798     229,219       31,483                    514,500
                                   --------  ----------  ----------   ----------    ----------   ----------
Total revenues....................            1,250,858   1,502,408      165,595                  2,918,861
Cost of revenues:
  Cost of equipment rentals,
   excluding depreciation.........              364,047     494,350       49,080                    907,477
  Depreciation of rental
   equipment......................              152,640     155,239       20,252                    328,131
  Cost of rental equipment sales..               87,161     106,617       14,404                    208,182
  Cost of equipment and
   merchandise sales and other
   operating costs................              197,190     164,186       25,125                    386,501
                                   --------  ----------  ----------   ----------    ----------   ----------
Total cost of revenues............              801,038     920,392      108,861                  1,830,291
                                   --------  ----------  ----------   ----------    ----------   ----------
Gross profit......................              449,820     582,016       56,734                  1,088,570
Selling, general and
 administrative expenses..........              184,135     245,431       24,764                    454,330
Non-rental depreciation and
 amortization..................... $  7,718      33,692      39,618        5,273                     86,301
                                   --------  ----------  ----------   ----------    ----------   ----------
Operating income (loss)...........   (7,718)    231,993     296,967       26,697                    547,939
Interest expense..................   19,500     217,904         135       10,740    $  (19,500)     228,779
Preferred dividends of a
 subsidiary trust.................                                                      19,500       19,500
Other (income) expense, net.......                2,129      (4,285)         320                     (1,836)
                                   --------  ----------  ----------   ----------    ----------   ----------
Income (loss) before provision
 (benefit) for income taxes.......  (27,218)     11,960     301,117       15,637                    301,496
Provision (benefit) for income
 taxes............................  (11,295)      4,908     124,964        6,544                    125,121
                                   --------  ----------  ----------   ----------    ----------   ----------
Income (loss) before equity in net
 earnings of subsidiaries.........  (15,923)      7,052     176,153        9,093                    176,375
Equity in net earnings of
 subsidiaries.....................  192,298     185,246                             $ (377,544)
                                   --------  ----------  ----------   ----------    ----------   ----------
Net income........................ $176,375  $  192,298  $  176,153   $    9,093    $ (377,544)  $  176,375
                                   ========  ==========  ==========   ==========    ==========   ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1999

                                                              Guarantor   Non-Guarantor  Other and   Consolidated
                                          Parent     URI     Subsidiaries Subsidiaries  Eliminations    Total
                                         --------  --------  ------------ ------------- ------------ ------------
                                                                      (In thousand)
Revenues:
  Equipment rentals.....................           $600,431   $  880,182    $100,413                  $1,581,026
  Sales of rental equipment.............            113,982      106,737      14,959                     235,678
  Sales of equipment and merchandise
   and other revenues...................            195,647      189,829      31,448                     416,924
                                         --------  --------   ----------    --------     ---------    ----------
Total revenues..........................            910,060    1,176,748     146,820                   2,233,628
Cost of revenues:
  Cost of equipment rentals, excluding
   depreciation.........................            250,959      381,718      44,295                     676,972
  Depreciation of rental equipment......            116,385      146,622      17,634                     280,641
  Cost of rental equipment sales........             62,972       64,945       8,761                     136,678
  Cost of equipment and merchandise
   sales and other operating costs......            161,902      128,328      24,189                     314,419
                                         --------  --------   ----------    --------     ---------    ----------
Total cost of revenues..................            592,218      721,613      94,879                   1,408,710
                                         --------  --------   ----------    --------     ---------    ----------
Gross profit............................            317,842      455,135      51,941                     824,918
Selling, general and administrative
 expenses............................... $  8,267   144,341      177,456      22,531                     352,595
Non-rental depreciation and
 amortization...........................    4,926    29,667       24,617       3,657                      62,867
                                         --------  --------   ----------    --------     ---------    ----------
Operating income (loss).................  (13,193)  143,834      253,062      25,753                     409,456
Interest expense........................   19,500   132,929        1,428       5,471     $ (19,500)      139,828
Preferred dividends of a subsidiary
 trust..................................                                                    19,500        19,500
Other (income) expense, net.............    9,689    (1,549)        (524)        427           278         8,321
                                         --------  --------   ----------    --------     ---------    ----------
Income (loss) before provision (benefit)
 for income taxes.......................  (42,382)   12,454      252,158      19,855          (278)      241,807
Provision (benefit) for income taxes....  (17,487)    3,039      105,531       8,058                      99,141
                                         --------  --------   ----------    --------     ---------    ----------
Income (loss) before equity in net
 earnings of subsidiaries...............  (24,895)    9,415      146,627      11,797          (278)      142,666
Equity in net earnings of subsidiaries..  167,561   158,424                               (325,985)
                                         --------  --------   ----------    --------     ---------    ----------
Net income.............................. $142,666  $167,839   $  146,627    $ 11,797     $(326,263)   $  142,666
                                         ========  ========   ==========    ========     =========    ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1998

                                                              Guarantor   Non-Guarantor  Other and   Consolidated
                                          Parent     URI     Subsidiaries Subsidiaries  Eliminations    Total
                                          -------  --------  ------------ ------------- ------------ ------------
                                                                      (In thousands)
Revenues:
   Equipment rentals.....................          $213,823    $649,508      $32,135                  $  895,466
   Sales of rental equipment.............            17,992      96,739        4,889                     119,620
   Sales of equipment and merchandise
    and other revenues...................            58,582     131,427       15,187                     205,196
                                          -------  --------    --------      -------      --------    ----------
Total revenues...........................           290,397     877,674       52,211                   1,220,282
Cost of revenues:
   Cost of equipment rentals,
    excluding depreciation...............            91,100     289,892       13,758                     394,750
   Depreciation of rental equipment......            45,602     125,810        4,498                     175,910
   Cost of rental equipment sales........             8,586      54,805        2,745                      66,136
   Cost of equipment and
    merchandise sales and other
    operating costs......................            49,754      98,332       11,952                     160,038
                                          -------  --------    --------      -------      --------    ----------
Total cost of revenues...................           195,042     568,839       32,953                     796,834
                                          -------  --------    --------      -------      --------    ----------
Gross profit.............................            95,355     308,835       19,258                     423,448
Selling, general and administrative
 expenses................................            31,092     155,512        9,016                     195,620
Merger-related expenses..................                        47,178                                   47,178
Non-rental depreciation and
 amortization............................ $   561     8,682      24,769        1,233      $      3        35,248
                                          -------  --------    --------      -------      --------    ----------
Operating income (loss)..................    (561)   55,581      81,376        9,009            (3)      145,402
Interest expense.........................   7,854    33,006      24,193        6,958        (7,854)       64,157
Preferred dividends of a subsidiary trust                                                    7,854         7,854
Other (income) expense, net..............            (2,481)     (2,605)         (11)          191        (4,906)
                                          -------  --------    --------      -------      --------    ----------
Income (loss) before provision (benefit)
 for income taxes and extraordinary
 item....................................  (8,415)   25,056      59,788        2,062          (194)       78,297
Provision (benefit) for income taxes.....  (3,472)   13,850      33,047           74                      43,499
                                          -------  --------    --------      -------      --------    ----------
Income (loss) before extraordinary item
 and equity in net earnings of
 subsidiaries............................  (4,943)   11,206      26,741        1,988          (194)       34,798
Extraordinary item, net..................                        21,337                                   21,337
                                          -------  --------    --------      -------      --------    ----------
Income (loss) before equity in net
 earnings of subsidiaries................  (4,943)   11,206       5,404        1,988          (194)       13,461
Equity in net earnings of subsidiaries...  18,404     7,392                                (25,796)
                                          -------  --------    --------      -------      --------    ----------
Net income............................... $13,461  $ 18,598    $  5,404      $ 1,988      $(25,990)   $   13,461
                                          =======  ========    ========      =======      ========    ==========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 2000

                                                                Guarantor   Non-Guarantor  Other and   Consolidated
                                           Parent      URI     Subsidiaries Subsidiaries  Eliminations    Total
                                          --------  ---------  ------------ ------------- ------------ ------------
                                                                       (In thousands)
Net cash provided by (used in) operating
 activities.............................. $(37,379) $ 243,759   $ 227,855     $ 43,066      $ 35,420    $ 512,721
Cash Flows From Investing Activities:
   Purchases of rental equipment.........            (489,259)   (283,488)     (35,457)                  (808,204)
   Purchases of property and equipment...  (13,071)   (34,477)   (102,510)      (3,712)                  (153,770)
   Proceeds from sales of rental
    equipment............................             145,519     178,576       23,583                    347,678
   Proceeds from sale of businesses......              16,246       3,000                                  19,246
   Payments of contingent purchase
    price................................              (3,030)    (13,236)                                (16,266)
   Purchases of other companies..........            (337,257)                 (10,080)                  (347,337)
   Capital contributed to subsidiary.....     (331)                                              331
   In-process acquisition costs..........                                                     (4,285)      (4,285)
                                          --------  ---------   ---------     --------      --------    ---------
      Net cash used in investing
       activities........................  (13,402)  (702,258)   (217,658)     (25,666)       (3,954)    (962,938)
Cash Flows from Financing Activities:
   Shares repurchased and retired........                                                    (30,950)     (30,950)
   Dividend distributions to Parent......             (50,450)                                50,450
   Proceeds from debt....................             452,912       3,290                                 456,202
   Repayments of debt....................            (125,238)       (168)      (9,193)                  (134,599)
   Proceeds from sale-leaseback..........             193,478                                             193,478
   Payments of financing costs...........             (16,223)                                  (185)     (16,408)
   Capital contributions by parent.......                 331                                   (331)
   Proceeds from the exercise of stock
    options..............................      331                                                            331
   Proceeds from dividends from
    subsidiary...........................   50,450                                           (50,450)
                                          --------  ---------   ---------     --------      --------    ---------

      Net cash provided by financing
       activities........................   50,781    454,810       3,122       (9,193)      (31,466)     468,054
   Effect of foreign exchange rates......                                       (7,264)                    (7,264)
                                          --------  ---------   ---------     --------      --------    ---------

Net increase (decrease) in cash and cash
 equivalents.............................              (3,689)     13,319          943                     10,573
Cash and cash equivalents at beginning
 of period...............................               3,689      16,414        3,708                     23,811
                                          --------  ---------   ---------     --------      --------    ---------
Cash and cash equivalents at end of
 period..................................           $           $  29,733     $  4,651                  $  34,384
                                          ========  =========   =========     ========      ========    =========
Supplemental disclosure of cash flow
 information:
Cash paid for interest................... $ 19,500  $ 218,346   $     135     $ 10,782                  $ 248,763
Cash paid for income taxes...............           $  19,833                 $  3,913                  $  23,746
Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets
 and assumed certain liabilities of other
 companies as follows:
   Assets, net of cash acquired..........           $ 554,077                 $ 11,037                  $ 565,114
   Liabilities assumed...................            (141,320)                    (957)                  (142,277)
   Less:.................................
   Amounts paid in common stock and
    warrants of Parent...................             (10,000)                                            (10,000)
   Amounts paid through issuance of
    debt.................................             (65,500)                                            (65,500)
                                          --------  ---------   ---------     --------      --------    ---------
   Net cash paid.........................           $ 337,257                 $ 10,080                  $ 347,337
                                          ========  =========   =========     ========      ========    =========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 1999

                                                                     Guarantor   Non-Guarantor  Other and   Consolidated
                                             Parent        URI      Subsidiaries Subsidiaries  Eliminations    Total
                                            ---------  -----------  ------------ ------------- ------------ ------------
                                                                           (In thousands)
Net cash provided by (used in) operating
 activities................................ $  (4,824) $   292,412    $ 13,185     $ 119,585    $   1,002   $   421,360
Cash Flows From Investing Activities:
   Purchases of rental equipment...........               (539,775)    (99,365)      (78,972)                  (718,112)
   Purchases of property and equipment.....   (14,181)     (74,634)    (20,366)      (14,468)                  (123,649)
   Proceeds from sales of rental
    equipment..............................                113,982     106,737        14,959                    235,678
   Proceeds from sale of
    businesses.............................                  1,040       2,354         3,127                      6,521
   Payments of contingent purchase price...                 (2,387)     (4,265)       (1,564)                    (8,216)
   Purchases of other companies............               (915,937)                  (70,853)                  (986,790)
   Capital contributed to subsidiary.......  (522,985)                                            522,985
   In-process acquisition costs............                                                        (1,002)       (1,002)
                                            ---------  -----------    --------     ---------    ---------   -----------
      Net cash used in investing
       activities..........................  (537,166)  (1,417,711)    (14,905)     (147,771)     521,983    (1,595,570)
Cash Flows from Financing Activities:
   Dividend distributions to Parent........                (19,500)                                19,500
   Proceeds from debt......................              1,025,843      26,524        31,249                  1,083,616
   Repayments of debt......................               (474,808)    (20,958)       (1,884)                  (497,650)
   Proceeds from sale-leaseback............                 88,000                                               88,000
   Payments of financing costs.............                (18,995)                     (448)                   (19,443)
   Capital contributions by parent.........                522,985                               (522,985)
   Proceeds from issuance of common
    stock and warrants, net of issuance
    costs..................................    64,701                                                            64,701
   Proceeds from issuance of Series A and
    B preferred stock, net of issuance
    costs..................................   430,800                                                           430,800
   Proceeds from the exercise of stock
    options................................    26,989                                                            26,989
   Proceeds from dividends from
    subsidiary.............................    19,500                                             (19,500)
                                            ---------  -----------    --------     ---------    ---------   -----------

      Net cash provided by financing
       activities..........................   541,990    1,123,525       5,566        28,917     (522,985)    1,177,013
   Effect of foreign exchange rates........                                              598                        598
                                            ---------  -----------    --------     ---------    ---------   -----------

Net increase (decrease) in cash and cash
 equivalents...............................                 (1,774)      3,846         1,329                      3,401
Cash and cash equivalents at beginning of
 period....................................                  1,774      16,257         2,379                     20,410
                                            ---------  -----------    --------     ---------    ---------   -----------
Cash and cash equivalents at end of period. $          $              $ 20,103     $   3,708                $    23,811
                                            =========  ===========    ========     =========    =========   ===========

Supplemental disclosure of cash flow
 information:
Cash paid for interest..................... $  19,500  $    98,728    $  1,194     $   4,863                $   124,285
Cash paid for income taxes.................            $    16,372                 $   1,137                $    17,509

Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
   Assets, net of cash acquired............            $ 1,371,807                 $  96,760                $ 1,468,567
   Liabilities assumed.....................               (448,685)                  (23,697)                  (472,382)
   Less:
   Amounts paid through issuance
    of debt................................                 (7,185)                   (2,210)                    (9,395)
                                            ---------  -----------    --------     ---------    ---------   -----------
   Net cash paid...........................            $   915,937                 $  70,853                $   986,790
                                            =========  ===========    ========     =========    =========   ===========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 1998

                                                                   Guarantor   Non-Guarantor  Other and   Consolidated
                                           Parent        URI      Subsidiaries Subsidiaries  Eliminations    Total
                                          ---------  -----------  ------------ ------------- ------------ ------------
                                                                         (In thousands)
Net cash provided by (used in) operating
 activities.............................. $  (4,157) $   (63,760)  $ 206,996     $ 67,370      $   9,680  $   216,129
Cash Flows From Investing Activities:
   Purchases of rental equipment.........               (415,140)    (50,494)     (13,900)                   (479,534)
   Purchases of property and equipment...   (15,535)     (65,742)     (2,851)      (1,050)           561      (84,617)
   Proceeds from sales of rental
    equipment............................                 17,992      96,739        4,889                     119,620
   Proceeds from sale of businesses......                 10,640                                               10,640
   Payments of contingent purchase
    price................................                             (2,800)      (1,156)                     (3,956)
   Purchases of other companies..........               (840,730)    (12,510)     (58,597)                   (911,837)
   Capital contributed to subsidiary.....  (492,590)                                             492,590
   In-process acquisition costs..........                                                           (241)        (241)
                                          ---------  -----------   ---------     --------     ----------  -----------
      Net cash provided by (used in)
       investing activities..............  (508,125)  (1,292,980)     28,084      (69,814)       492,910   (1,349,925)
Cash Flows from Financing Activities:
   Dividend distributions to Parent......                 (4,658)                                  4,658
   Proceeds from debt....................   300,000    1,225,586      10,187       27,864       (300,000)   1,263,637
   Repayments of debt....................               (432,222)   (230,685)     (22,760)                   (685,667)
   Proceeds from sale-leaseback..........                 35,000                                               35,000
   Payments of financing costs...........                (24,982)                                (10,000)     (34,982)
   Capital contributions by parent.......                492,590                                (492,590)
   Distributions to stockholders.........                             (3,536)                                  (3,536)
   Proceeds from issuance of common
    stock and warrants, net of issuance
    costs................................   207,005                                                           207,005
   Proceeds from the exercise of stock
    options..............................       619                                                               619
   Proceeds from issuance of redeemable
    convertible preferred securities.....                                                        300,000      300,000
   Proceeds from dividends from
    subsidiary...........................     4,658                                               (4,658)
                                          ---------  -----------   ---------     --------     ----------  -----------
      Net cash provided by (used in)
       financing activities..............   512,282    1,291,314    (224,034)       5,104       (502,590)   1,082,076
   Effect of foreign exchange rates......                                            (281)                       (281)
                                          ---------  -----------   ---------     --------     ----------  -----------
Net increase (decrease) in cash and cash
 equivalents.............................                (65,426)     11,046        2,379                     (52,001)
Cash and cash equivalents at beginning of
 period..................................                 67,200       5,211                                   72,411
                                          ---------  -----------   ---------     --------     ----------  -----------
Cash and cash equivalents at end of
 period.................................. $          $     1,774   $  16,257     $  2,379                 $    20,410
                                          =========  ===========   =========     ========     ==========  ===========
Supplemental disclosure of cash flow
 information:
Cash paid for interest................... $   4,658  $    27,085   $  11,098     $    316                 $    43,157
Cash paid for income taxes...............            $     8,034                 $  2,190                 $    10,224

Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
   Assets, net of cash acquired..........            $ 1,409,516   $  12,510     $ 79,441                 $ 1,501,467
   Liabilities assumed...................               (500,228)                 (18,633)                   (518,861)
   Less:
   Amounts paid in common stock and
    warrants of Parent...................                (58,093)                  (2,211)                    (60,304)
   Amounts paid through issuance of
    debt.................................                (10,465)                                             (10,465)
                                          ---------  -----------   ---------     --------     ----------  -----------
   Net cash paid.........................            $   840,730   $  12,510     $ 58,597                 $   911,837
                                          =========  ===========   =========     ========     ==========  ===========

                             UNITED RENTALS, INC.

17. Subsequent Events

    New Preferred Stock. On September 28, 2001, the Company entered into an agreement effecting an exchange of the Company's outstanding Series A Preferred for an equal number of shares of Series C Preferred and the exchange of the Company's Series B Preferred for an equal number of shares of Series D Preferred. Except as described below, the material terms of the new Series C Preferred are the same as the old Series A Preferred and the material terms of the new Series D Preferred are the same as the old Series B Preferred.

    The certificates of designation for the Series A Preferred and Series B Preferred (the "Prior Preferred") provide that, upon the occurrence of a Change of Control (as defined in these certificates of designation), the Company is required to redeem the Prior Preferred. The term "Change of Control," as defined in these certificates of designation, would have included certain transactions that were disapproved by the Company's board. The certificates of designation for Series C Preferred and Series D Preferred (the "New Preferred") change these provisions by excluding from the definition of "Change of Control" transactions that are defined as "Non-Approved Changes of Control." In general, a Non-Approved Change of Control transaction is a change of control transaction that the board has disapproved and which the board has not facilitated by such actions as weakening or eliminating the Company's Stockholder Rights Plan.

    If a Non-Approved Change of Control occurs, the holders of the New Preferred obtain the following additional rights, but only if, prior to the transaction, the board does not elect to offer the holders of the New Preferred essentially the same redemption rights that apply to an approved Change of Control transaction:

   . The holder of the Series C Preferred would elect a majority of the board for a specified period and, during such period, the unanimous vote of the board would be required to approve any optional redemption of the New Preferred or to declare, pay, or change the accrual rate of, any dividends on the New Preferred.

   . Upon liquidation, the holders of the New Preferred would receive, in addition to the liquidation preference and accrued dividends, an amount equal to 6.25% of the liquidation preference, compounded annually from the date the Series A Preferred was issued, in the case of the Series C Preferred, or the date the Series B was issued, in the case of the Series D Preferred, and ending on the date of the Non Approved Change of Control. In addition, after holders of the Common Stock have received the equivalent amount, the holders of the New Preferred would participate with the holders of the Common Stock in any remaining amounts available for distribution (based upon the number of shares of Common Stock into which such Preferred shares would then be convertible).

   . Dividends would begin to accrue on the New Preferred. Accrued dividends would not be payable until liquidation or sale of the Company, unless the board by unanimous vote approves earlier payment. The dividend rate would be 10% per annum of the liquidation preference, compounded annually. If these dividends are not paid quarterly, additional dividends would accrue at the rate of 8% per annum of the liquidation preference, compounded annually. Any regular or additional dividends that are not paid quarterly would be added to the liquidation preference.

    Stockholders Rights Plan. The Company adopted a Stockholders Rights Plan on September 28, 2001 (with a record date of October 19, 2001). This plan and other provisions of the Company's charter and bylaws may have the effect of deferring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which the shareholders of the Company might otherwise receive a premium for their shares over then current market prices. The rights expire on September 27, 2011.

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

                                          /S/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 23, 2001

                     UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31
                                                                           ----------------------
                                                                              2000        1999
                                                                           ----------  ----------
                                                                               (In thousands,
                                                                             except share data)
Assets
Cash and cash equivalents................................................. $   34,384  $   23,811
Accounts receivable, net of allowance for doubtful accounts of $55,624 and
  $58,376 at 2000 and 1999, respectively..................................    469,594     434,985
Inventory.................................................................    133,380     129,473
Prepaid expenses and other assets.........................................    104,493      37,125
Rental equipment, net.....................................................  1,732,835   1,659,733
Property and equipment, net...............................................    387,432     276,524
Goodwill, net of accumulated amortization of $103,219 and $49,556 at 2000
  and 1999, respectively..................................................  2,215,532   1,853,279
Other intangible assets, net..............................................     11,476      10,093
                                                                           ----------  ----------
                                                                           $5,089,126  $4,425,023
                                                                           ==========  ==========
Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable....................................................... $  260,155  $  212,565
   Debt...................................................................  2,675,367   2,266,148
   Deferred taxes.........................................................    206,243      81,229
   Accrued expenses and other liabilities.................................    119,172     171,807
                                                                           ----------  ----------
       Total liabilities..................................................  3,260,937   2,731,749
Commitments and contingencies
Stockholder's equity:
   Common stock--$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding........................................
   Additional paid-in capital.............................................  1,507,661   1,507,330
   Retained earnings......................................................    327,475     185,627
   Accumulated other comprehensive (loss) income..........................     (6,947)        317
                                                                           ----------  ----------
       Total stockholder's equity.........................................  1,828,189   1,693,274
                                                                           ----------  ----------
                                                                           $5,089,126  $4,425,023
                                                                           ==========  ==========

                            See accompanying notes.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31
                                                       ----------------------------------
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

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                          Common Stock                                       Accumulated
                                        ---------------- Additional                             Other
                                         Number           Paid-in   Retained  Comprehensive Comprehensive
                                        of Shares Amount  Capital   Earnings     Income     (Loss) Income
                                        --------- ------ ---------- --------  ------------- -------------
                                                       (In thousands except share amounts)
Balance, December 31, 1997.............   1,000          $  402,320 $ 44,068
   Comprehensive Income:
   Net income..........................                               18,598    $ 18,598
   Other comprehensive income:
      Foreign currency translation
       adjustments-....................                                             (281)      $  (281)
                                                                                --------
   Comprehensive income................                                         $ 18,317
                                                                                ========
   Contributed capital from Parent.....                     563,045
   Reclassification of Subchapter S
    accumulated earnings to
    capital from Parent................                      18,979  (18,979)
   Pooling-of-interests................                           1    1,795
   Subchapter S distributions of a
    pooled entity......................                               (3,536)
   Dividend distribution to Parent.....                               (4,658)
                                          -----    ---   ---------- --------                   -------
Balance, December 31, 1998.............   1,000             984,345   37,288                      (281)
   Comprehensive income:
   Net income..........................                              167,839    $167,839
   Other comprehensive income:
      Foreign currency translation
       adjustments.....................                                              598           598
                                                                                --------
   Comprehensive income................                                         $168,437
                                                                                ========
   Contributed capital from parent.....                     522,985
   Dividend distributions to parent....                              (19,500)
                                          -----    ---   ---------- --------                   -------
Balance, December 31, 1999.............   1,000           1,507,330  185,627                       317
   Comprehensive income:
   Net income..........................                              192,298     192,298
   Other comprehensive income:
      Foreign currency translation
       adjustments.....................                                           (7,264)       (7,264)
                                                                                --------
   Comprehensive income................                                         $185,034
                                                                                ========
   Contributed capital from parent.....                         331
   Dividend distributions to parent....                              (50,450)
                                          -----    ---   ---------- --------                   -------
Balance, December 31, 2000.............   1,000          $1,507,661 $327,475                   $(6,947)
                                          =====    ===   ========== ========                   =======


                            See accompanying notes.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31
                                                                                  -----------------------------------
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

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 31, 2000

                                                        Guarantor   Non-Guarantor              Consolidated
                                               URI     Subsidiaries Subsidiaries  Eliminations    Total
                                            ---------- ------------ ------------- ------------ ------------
                                                                    (In thousands)
Assets
Cash and cash equivalents..................             $   29,733   $    4,651                 $   34,384
Accounts receivable, net................... $  216,444     143,295      109,855                    469,594
Intercompany receivable (payable)..........    319,423     (55,187)    (264,236)
Inventory..................................     54,022      73,979        5,379                    133,380
Prepaid expenses and other assets..........     28,263      75,633          597                    104,493
Rental equipment, net......................    837,972     766,219      128,644                  1,732,835
Property and equipment, net................    139,871     231,195       16,366                    387,432
Investment in subsidiaries.................  2,257,692                            $(2,257,962)
Intangible assets, net.....................    960,444   1,132,438      134,126                  2,227,008
                                            ----------  ----------   ----------   -----------   ----------
                                            $4,814,131  $2,397,305   $  135,382   $(2,257,962)  $5,089,126
                                            ==========  ==========   ==========   ===========   ==========

Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable........................ $   78,623  $  165,677   $   15,855                 $  260,155
   Debt....................................  2,647,144       3,484       24,739                  2,675,367
   Deferred taxes..........................    186,091      20,702         (550)                   206,243
   Accrued expenses and other liabilities..     86,560      18,862       13,750                    119,172
                                            ----------  ----------   ----------   -----------   ----------
      Total liabilities....................  2,998,418     208,725       53,794                  3,260,937

Commitments and contingencies
Stockholder's equity:
   Common stock............................
   Additional paid-in capital..............  1,488,238   1,830,500       65,657    (1,876,734)   1,507,661
   Retained earnings.......................    327,475     358,080       22,878      (380,958)     327,475
   Accumulated other comprehensive
    loss...................................                              (6,947)                    (6,947)
                                            ----------  ----------   ----------   -----------   ----------
      Total stockholder's equity...........  1,815,713   2,188,580       81,588   $(2,257,692)   1,828,189
                                            ----------  ----------   ----------   -----------   ----------
                                            $4,814,131  $2,397,305   $  135,382   $(2,257,692)  $5,089,126
                                            ==========  ==========   ==========   ===========   ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                   December 31, 1999
                                            ---------------------------------------------------------------
                                                        Guarantor   Non-Guarantor              Consolidated
                                               URI     Subsidiaries Subsidiaries  Eliminations    Total
                                            ---------- ------------ ------------- ------------ ------------
                                                                    (In thousands)
Assets
Cash and cash equivalents.................. $    3,689  $   16,414    $   3,708                 $   23,811
Accounts receivable, net...................    200,419     199,981       34,585                    434,985
Intercompany receivable (payable)..........    142,156      42,906     (185,062)
Inventory..................................     56,086      64,253        9,134                    129,473
Prepaid expenses and other assets..........      1,020      18,296       17,809                     37,125
Rental equipment, net......................    747,232     789,967      122,534                  1,659,733
Property and equipment, net................    150,841     106,232       19,451                    276,524
Investment in subsidiaries.................  2,072,115                            $(2,072,115)
Intangible assets, net.....................    792,198     948,128      123,046                  1,863,372
                                            ----------  ----------    ---------   -----------   ----------
                                            $4,165,756  $2,186,177    $ 145,205   $(2,072,115)  $4,425,023
                                            ==========  ==========    =========   ===========   ==========

Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable........................ $   71,995  $  120,511    $  20,059                 $  212,565
   Debt....................................  2,231,923         380       33,845                  2,266,148
   Deferred income taxes...................     80,476                      753                     81,229
   Accrued expenses and other liabilities..    107,828      53,177       10,802                    171,807
                                            ----------  ----------    ---------   -----------   ----------
      Total liabilities....................  2,492,222     174,068       65,459                  2,731,749
Commitments and contingencies
Stockholder's equity:
   Common stock............................
   Additional paid-in capital..............  1,487,907   1,830,182       65,644   $(1,876,403)   1,507,330
   Retained earnings.......................    185,627     181,927       13,785      (195,712)     185,627
   Accumulated other comprehensive
    income.................................                                 317                        317
                                            ----------  ----------    ---------   -----------   ----------
      Total stockholder's equity...........  1,673,534   2,012,109       79,746    (2,072,115)   1,693,274
                                            ----------  ----------    ---------   -----------   ----------
                                            $4,165,756  $2,186,177    $ 145,205   $(2,072,115)  $4,425,023
                                            ==========  ==========    =========   ===========   ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2000

                                                         Guarantor   Non-Guarantor              Consolidated
                                                URI     Subsidiaries Subsidiaries  Eliminations    Total
                                             ---------- ------------ ------------- ------------ ------------
                                                                     (In thousands)
Revenues:
  Equipment rentals......................... $  851,541  $1,094,613   $  110,529                 $2,056,683
  Sales of rental equipment.................    145,519     178,576       23,583                    347,678
  Sales of equipment and merchandise and
   other revenues...........................    253,798     229,219       31,483                    514,500
                                             ----------  ----------   ----------    ----------   ----------
Total revenues..............................  1,250,858   1,502,408      165,595                  2,918,861
Cost of revenues:
  Cost of equipment rentals, excluding
   depreciation.............................    364,047     494,350       49,080                    907,477
  Depreciation of rental equipment..........    152,640     155,239       20,252                    328,131
  Cost of rental equipment sales............     87,161     106,617       14,404                    208,182
  Cost of equipment and merchandise sales
   and other operating costs................    197,190     164,186       25,125                    386,501
                                             ----------  ----------   ----------    ----------   ----------
Total cost of revenues......................    801,038     920,392      108,861                  1,830,291
                                             ----------  ----------   ----------    ----------   ----------
Gross profit................................    449,820     582,016       56,734                  1,088,570
Selling, general and administrative expenses    184,135     245,431       24,764                    454,330
Non-rental depreciation and amortization....     33,692      39,618        5,273                     78,583
                                             ----------  ----------   ----------    ----------   ----------
Operating income............................    231,993     296,967       26,697                    555,657
Interest expense............................    217,904         135       10,740                    228,779
Other (income) expense, net.................      2,129      (4,285)         320                     (1,836)
                                             ----------  ----------   ----------    ----------   ----------
Income before provision for income taxes....     11,960     301,117       15,637                    328,714
Provision for income taxes..................      4,908     124,964        6,544                    136,416
                                             ----------  ----------   ----------    ----------   ----------
Income before equity in net earnings of
 subsidiaries...............................      7,052     176,153        9,093    $ (185,246)       7,052
Equity in net earnings of subsidiaries......    185,246                                             185,246
                                             ----------  ----------   ----------    ----------   ----------
Net income.................................. $  192,298  $  176,153   $    9,093    $ (185,246)  $  192,298
                                             ==========  ==========   ==========    ==========   ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1999

                                                        Guarantor   Non-Guarantor              Consolidated
                                               URI     Subsidiaries Subsidiaries  Eliminations    Total
                                             --------  ------------ ------------- ------------ ------------
                                                                     (In thousands)
Revenues:
  Equipment rentals......................... $600,431   $  880,182    $100,413                  $1,581,026
  Sales of rental equipment.................  113,982      106,737      14,959                     235,678
  Sales of equipment and merchandise and
   other revenues...........................  195,647      189,829      31,448                     416,924
                                             --------   ----------    --------     ---------    ----------
Total revenues..............................  910,060    1,176,748     146,820                   2,233,628
Cost of revenues:
  Cost of equipment rentals, excluding
   depreciation.............................  250,959      381,718      44,295                     676,972
  Depreciation of rental equipment..........  116,385      146,622      17,634                     280,641
  Cost of rental equipment sales............   62,972       64,945       8,761                     136,678
  Cost of equipment and merchandise sales
   and other operating costs................  161,902      128,328      24,189                     314,419

                                             --------   ----------    --------     ---------    ----------
Total cost of revenues......................  592,218      721,613      94,879                   1,408,710

                                             --------   ----------    --------     ---------    ----------
Gross profit................................  317,842      455,135      51,941                     824,918
Selling, general and administrative expenses  144,341      177,456      22,531                     344,328
Non-rental depreciation and amortization....   29,667       24,617       3,657                      57,941
                                             --------   ----------    --------     ---------    ----------
Operating income............................  143,834      253,062      25,753                     422,649
Interest expense............................  132,929        1,428       5,471                     139,828
Other (income) expense, net.................   (1,549)        (524)        427                      (1,646)
                                             --------   ----------    --------     ---------    ----------
Income before provision for income taxes....   12,454      252,158      19,855                     284,467
Provision for income taxes..................    3,039      105,531       8,058                     116,628
                                             --------   ----------    --------     ---------    ----------
Income before equity in net earnings of
 subsidiaries...............................    9,415      146,627      11,797     $(158,424)        9,415
Equity in net earnings of subsidiaries......  158,424                                              158,424
                                             --------   ----------    --------     ---------    ----------
Net income.................................. $167,839   $  146,627    $ 11,797     $(158,424)   $  167,839
                                             ========   ==========    ========     =========    ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1998

                                                          Guarantor   Non-Guarantor              Consolidated
                                                 URI     Subsidiaries Subsidiaries  Eliminations    Total
                                               --------  ------------ ------------- ------------ ------------
                                                                       (In thousands)
Revenues:
   Equipment rentals.......................... $213,823    $649,508      $32,135                  $  895,466
   Sales of rental equipment..................   17,992      96,739        4,889                     119,620
   Sales of equipment and merchandise and
    other revenues............................   58.582     131,427       15,187                     205,196
                                               --------    --------      -------      -------     ----------
Total revenues................................  290,397     877,674       52,211                   1,220,282
Cost of revenues:
   Cost of equipment rentals, excluding
    depreciation..............................   91,100     289,892       13,758                     394,750
   Depreciation of rental equipment...........   45,602     125,810        4,498                     175,910
   Cost of rental equipment sales.............    8,586      54,805        2,745                      66,136
   Cost of equipment and merchandise sales
    and other operating costs.................   49,754      98,332       11,952                     160,038
                                               --------    --------      -------      -------     ----------
Total cost of revenues........................  195,042     568,839       32,953                     796,834
                                               --------    --------      -------      -------     ----------
Gross profit..................................   95,355     308,835       19,258                     423,448
Selling, general and administrative expenses..   31,092     155,512        9,016                     195,620
Merger-related expenses.......................               47,178                                   47,178
Non-rental depreciation and amortization......    8,682      24,769        1,233                      34,684
                                               --------    --------      -------      -------     ----------
Operating income..............................   55,581      81,376        9,009                     145,966
Interest expense..............................   33,006      24,193        6,958                      64,157
Other (income) expense, net...................   (2,481)     (2,605)         (11)                     (5,097)
                                               --------    --------      -------      -------     ----------
Income before provision for income taxes and
 extraordinary item...........................   25,056      59,788        2,062                      86,906
Provision for income taxes....................   13,850      33,047           74                      46,971
                                               --------    --------      -------      -------     ----------
Income before extraordinary item and equity in
 net earnings of subsidiaries.................   11,206      26,741        1,988                      39,935
Extraordinary item, net.......................               21,337                                   21,337
                                               --------    --------      -------      -------     ----------
Income before equity in net earnings of
 subsidiaries.................................   11,206       5,404        1,988      $(7,392)        11,206
Equity in net earnings of subsidiaries........    7,392                                                7,392
                                               --------    --------      -------      -------     ----------
Net income.................................... $ 18,598    $  5,404      $ 1,988      $(7,392)    $   18,598
                                               ========    ========      =======      =======     ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 2000

                                                         Guarantor   Non-Guarantor              Consolidated
                                                URI     Subsidiaries Subsidiaries  Eliminations    Total
                                             ---------  ------------ ------------- ------------ ------------
                                                                     (In thousands)
Net cash provided by operating activities... $ 243,759   $ 227,855     $ 43,066                  $ 514,680
Cash Flows From Investing Activities:
   Purchases of rental equipment............  (489,259)   (283,488)     (35,457)                  (808,204)
   Purchases of property and equipment......   (34,477)   (102,510)      (3,712)                  (140,699)
   Proceeds from sales of rental equipment..   145,519     178,576       23,583                    347,678
   Proceeds from sale of businesses.........    16,246       3,000                                  19,246
   Payments of contingent purchase price....    (3,030)    (13,236)                                (16,266)
   Purchases of other companies.............  (337,257)                 (10,080)                  (347,337)
                                             ---------   ---------     --------        ----      ---------
      Net cash used in investing
       activities...........................  (702,258)   (217,658)     (25,666)                  (945,582)
Cash Flows from Financing Activities:
   Dividend distributions to Parent.........   (50,450)                                            (50,450)
   Proceeds from debt.......................   452,912       3,290                                 456,202
   Repayments of debt.......................  (125,238)       (168)      (9,193)                  (134,599)
   Proceeds from sale-leaseback.............   193,478                                             193,478
   Payments of financing costs..............   (16,223)                                            (16,223)
   Capital contributions by parent..........       331                                                 331
                                             ---------   ---------     --------        ----      ---------

      Net cash provided by financing
       activities...........................   454,810       3,122       (9,193)                   448,739
   Effect of foreign exchange rates.........                             (7,264)                    (7,264)
                                             ---------   ---------     --------        ----      ---------

Net increase (decrease) in cash and cash
 equivalents................................    (3,689)     13,319          943                     10,573
Cash and cash equivalents at beginning of
 period.....................................     3,689      16,414        3,708                     23,811
                                             ---------   ---------     --------        ----      ---------
Cash and cash equivalents at end of
 period..................................... $           $  29,733     $  4,651                  $  34,384
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

Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
   Assets, net of cash acquired............. $ 554,077                 $ 11,037                  $ 565,114
   Liabilities assumed......................  (141,320)                    (957)                  (142,277)
   Less:
   Amounts paid in common stock and
    warrants of Parent......................   (10,000)                                            (10,000)
   Amounts paid through issuance
    of debt.................................   (65,500)                                            (65,500)
                                             ---------   ---------     --------        ----      ---------
   Net cash paid............................ $ 337,257                 $ 10,080                  $ 347,337
                                             =========   =========     ========        ====      =========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 1999

                                                         Guarantor   Non-Guarantor              Consolidated
                                               URI      Subsidiaries Subsidiaries  Eliminations    Total
                                           -----------  ------------ ------------- ------------ ------------
                                                                    (In thousands)
Net cash provided by operating activities. $   292,412    $ 13,185     $ 119,585                $   425,182
Cash Flows From Investing Activities:
   Purchases of rental equipment..........    (539,775)    (99,365)      (78,972)                  (718,112)
   Purchases of property and equipment....     (74,634)    (20,366)      (14,468)                  (109,468)
   Proceeds from sales of rental
    equipment.............................     113,982     106,737        14,959                    235,678
   Proceeds from sale of businesses.......       1,040       2,354         3,127                      6,521
   Payments of contingent purchase price..      (2,387)     (4,265)       (1,564)                    (8,216)
   Purchases of other companies...........    (915,937)                  (70,853)                  (986,790)
                                           -----------    --------     ---------      -----     -----------
      Net cash used in investing
       activities.........................  (1,417,711)    (14,905)     (147,771)                (1,580,387)
Cash Flows from Financing Activities:
   Dividend distributions to Parent.......     (19,500)                                             (19,500)
   Proceeds from debt.....................   1,025,843      26,524        31,249                  1,083,616
   Repayments of debt.....................    (474,808)    (20,958)       (1,884)                  (497,650)
   Proceeds from sale-leaseback...........      88,000                                               88,000
   Payments of financing costs............     (18,995)                     (448)                   (19,443)
   Capital contributions by parent........     522,985                                              522,985
                                           -----------    --------     ---------      -----     -----------

      Net cash provided by financing
       activities.........................   1,123,525       5,566        28,917                  1,158,008
   Effect of foreign exchange rates.......                                   598                        598
                                           -----------    --------     ---------      -----     -----------

Net increase (decrease) in cash and cash
 equivalents..............................      (1,774)      3,846         1,329                      3,401
Cash and cash equivalents at beginning of
 period...................................       1,774      16,257         2,379                     20,410
                                           -----------    --------     ---------      -----     -----------
Cash and cash equivalents at end of
 period................................... $              $ 20,103     $   3,708                $    23,811
                                           ===========    ========     =========      =====     ===========

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

Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other
 companies as follows:
   Assets, net of cash acquired........... $ 1,371,807                 $  96,760                $ 1,468,567
   Liabilities assumed....................    (448,685)                  (23,697)                  (472,382)
   Less:
   Amounts paid through issuance of
    debt..................................      (7,185)                   (2,210)                    (9,395)
                                           -----------    --------     ---------      -----     -----------
   Net cash paid.......................... $   915,937                 $  70,853                $   986,790
                                           ===========    ========     =========      =====     ===========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 1998

                                                                              Non-
                                                              Guarantor    Guarantor                Consolidated
                                                    URI      Subsidiaries Subsidiaries Eliminations    Total
                                                -----------  ------------ ------------ ------------ ------------
                                                                         (In thousands)
Net cash provided by (used in) operating
 activities.................................... $   (63,760)  $ 206,996     $ 67,370                $   210,606
Cash Flows From Investing Activities:
   Purchases of rental equipment...............    (415,140)    (50,494)     (13,900)                  (479,534)
   Purchases of property and equipment.........     (65,742)     (2,851)      (1,050)                   (69,643)
   Proceeds from sales of rental
    equipment..................................      17,992      96,739        4,889                    119,620
   Proceeds from sale of businesses............      10,640                                              10,640
   Payments of contingent purchase price.......                  (2,800)      (1,156)                    (3,956)
   Purchases of other companies................    (840,730)    (12,510)     (58,597)                  (911,837)
                                                -----------   ---------     --------      -----     -----------
      Net cash used in investing
       activities..............................  (1,292,980)     28,084      (69,814)                (1,334,710)
Cash Flows from Financing Activities:
   Dividend distributions to Parent............      (4,658)                                             (4,658)
   Proceeds from debt..........................   1,225,586      10,187       27,864                  1,263,637
   Repayments of debt..........................    (432,222)   (230,685)     (22,760)                  (685,667)
   Proceeds from sale-leaseback................      35,000                                              35,000
   Payments of financing costs.................     (24,982)                                            (24,982)
   Capital contributions by parent.............     492,590                                             492,590
   Distributions to stockholders...............                  (3,536)                                 (3,536)
                                                -----------   ---------     --------      -----     -----------

      Net cash provided by (used in)
       financing activities....................   1,291,314    (224,034)       5,104                  1,072,384
   Effect of foreign exchange rates............                                 (281)                      (281)
                                                -----------   ---------     --------      -----     -----------

Net increase (decrease) in cash and cash
 equivalents...................................     (65,426)     11,046        2,379                    (52,001)
Cash and cash equivalents at beginning of
 period........................................      67,200       5,211                                  72,411
                                                -----------   ---------     --------      -----     -----------
Cash and cash equivalents at end of period..... $     1,774   $  16,257     $  2,379                $    20,410
                                                ===========   =========     ========      =====     ===========

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

Supplemental disclosure of non-cash
 investing and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other companies
 as follows:
   Assets, net of cash acquired................ $ 1,409,516   $  12,510     $ 79,441                $ 1,501,467
   Liabilities assumed.........................    (500,228)                 (18,633)                  (518,861)
   Less:
   Amounts paid in common stock and
    warrants of Parent.........................     (58,093)                  (2,211)                   (60,304)
   Amounts paid through issuance of debt.......     (10,465)                                            (10,465)
                                                -----------   ---------     --------      -----     -----------
   Net cash paid............................... $   840,730   $  12,510     $ 58,597                $   911,837
                                                ===========   =========     ========      =====     ===========

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
United Rentals, Inc.

    We have audited the consolidated financial statements of United Rentals, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 23, 2001, except for Note 2, paragraphs 9, 10 and 11, and Note 17 as to which the date is September 28, 2001, included elsewhere in this Amendment No. 1 on Form 10-K/A. Our audits also included the financial statement schedules listed in Item 14(a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 23, 2001, except for
  Note 4 as to which the date
  is September 28, 2001

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                            CONDENSED BALANCE SHEET

                                                       December 31
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                  Restated (see Note 4)
                                                      (In thousands)
Assets
Prepaid expenses and other assets................             $   31,554
Property and equipment, net...................... $   34,807      28,383
Investment in and advances to subsidiaries.......  1,839,952   1,702,802
                                                  ----------  ----------
                                                  $1,874,759  $1,762,739
                                                  ==========  ==========

Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable..............................             $   30,381
   Debt.......................................... $  300,000     300,000
   Accrued expenses and other liabilities........     28,816      34,872
                                                  ----------  ----------
       Total liabilities.........................    328,816     365,253

Commitments and contingencies
Series A and B preferred stock...................    430,800     430,800
Stockholders' equity:
   Common stock..................................        711         721
   Additional paid-in capital....................    765,529     786,173
   Retained earnings.............................    355,850     179,475
   Accumulated other comprehensive (loss) income.     (6,947)        317
                                                  ----------  ----------
       Total stockholders' equity................  1,115,143     966,686
                                                  ----------  ----------
                                                  $1,874,759  $1,762,739
                                                  ==========  ==========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                                      Year Ended December 31
                                                   ---------------------------
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

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                        CONDENSED CASH FLOW INFORMATION

                                                          Year Ended December 31,
                                                      ------------------------------
                                                        2000      1999       1998
                                                      --------  ---------  ---------
                                                              (In thousands)
Net cash used in operating activities................ $(37,379) $  (4,824) $  (4,157)
Cash Flows from Investing Activities:
   Purchase of property and equipment................  (13,071)   (14,181)   (15,535)
   Capital contributed to subsidiary.................     (331)  (522,985)  (492,590)
                                                      --------  ---------  ---------
       Net cash used in investing activities.........  (13,402)  (537,166)  (508,125)
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock and
     warrants, net of issuance costs.................              64,701    207,005
   Proceeds from the issuance of Series A and B
     preferred stock, net of issuance costs..........             430,800
   Proceeds from debt................................                        300,000
   Proceeds from the exercise of stock options.......      331     26,989        619
   Proceeds from dividends from subsidiary...........   50,450     19,500      4,658
                                                      --------  ---------  ---------
       Net cash provided by financing activities.....   50,781    541,990    512,282
                                                      --------  ---------  ---------
   Net increase in cash and cash equivalents.........
   Cash and cash equivalents at beginning of
     period..........................................
                                                      --------  ---------  ---------
       Cash and cash equivalents at end of
         period...................................... $         $          $
                                                      ========  =========  =========



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

4. Preferred Stock

    See Note 2 to the Consolidated Financial Statements for certain information concerning the Series A and B preferred stock.

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



--------
(a)Represents allowance for doubtful accounts established through acquisitions.
(b)Represents reserve for inventory obsolescence and shrinkage assumed through acquisitions.
(c)Represents write-offs of accounts, net of recoveries.
(d)Represents write-offs of inventory items.
(e)Represents payments.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements:
     Report of Independent Auditors
     United Rentals, Inc. Consolidated Balance Sheets--December 31, 2000 and 1999
     United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31,
       2000, 1999 and 1998
     United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2000, 1999 and 1998
     United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31,
       2000, 1999 and 1998
     Notes to Consolidated Financial Statements
     Report of Independent Auditors
     United Rentals (North America), Inc. Consolidated Balance Sheets--December 31, 2000 and
       1999
     United Rentals (North America), Inc. Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998
     United Rentals (North America), Inc. Consolidated Statements of Stockholder's Equity for the
       years ended December 31, 2000, 1999 and 1998
     United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
     Report of Independent Auditors on Financial Statement Schedules
     Schedule I Condensed Financial Information of the Registrant
     Schedule II Valuation and Qualifying Accounts

    Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits:

    A revised version of Exhibit 23 is being filed with this amendment.

(b) Reports on Form 8-K:

    1.  Form 8-K dated December 18, 2000 (earliest event reported December 18,
        2000); Item 5 was reported.

    2.  Form 8-K dated December 18, 2000 (earliest event reported December 18,
        2000); Item 5 was reported.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED RENTALS, INC.

Date: October 9, 2001
                                             /S/ MICHAEL J. NOLAN
                                          By: _________________________________
                                             Michael J. Nolan
                                             Chief Financial Officer

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED RENTALS (NORTH AMERICA), INC.

Date: October 9, 2001                        /s/ MICHAEL J. NOLAN
                                          By: _________________________________
                                             Michael J. Nolan
                                             Chief Financial Officer