Form 10-Q/A
period 2001-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2001-10-09
CIK 1067701, 1047166

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No. 1

                                      on

                                  FORM 10-Q/A

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

                                X  Yes       No

  As of October 1, 2001, there were 73,295,189 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

            FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                           Page
                                                                           ----
 PART I FINANCIAL INFORMATION
 Item 1 Unaudited Consolidated Financial Statements
        United Rentals, Inc. Consolidated Balance Sheets as of June 30,
         2001 and
         December 31, 2000 (unaudited)..................................     1
        United Rentals, Inc. Consolidated Statements of Operations for
         the Six and Three Months Ended June 30, 2001 and 2000
         (unaudited)....................................................     2
        United Rentals, Inc. Consolidated Statement of Stockholders'
         Equity for the Six Months Ended June 30, 2001 (unaudited)......     3
        United Rentals, Inc. Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 2001 and 2000 (unaudited)........     4
        United Rentals (North America), Inc. Consolidated Balance Sheets
         as of June 30, 2001
         and December 31, 2000 (unaudited)..............................     5
        United Rentals (North America), Inc. Consolidated Statements of
         Operations for the
         Six and Three Months Ended June 30, 2001 and 2000 (unaudited)..     6
        United Rentals (North America), Inc. Consolidated Statement of
         Stockholder's Equity for the Six Months Ended June 30, 2001
         (unaudited)....................................................     7
        United Rentals (North America), Inc. Consolidated Statements of
         Cash Flows for the
         Six Months Ended June 30, 2001 and 2000 (unaudited)............     8
        Notes to Unaudited Consolidated Financial Statements............     9
        Signatures......................................................    25

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                             June 30,    June 30,   December 31,
                                               2001        2001         2000
                                           ------------ ----------  ------------
                                            Pro Forma          Restated
                                           (See Note 1)      (See Note 1)
                                            (In thousands, except share data)
ASSETS
Cash and cash equivalents................   $   36,135  $   36,135   $   34,384
Accounts receivable, net of allowance for
 doubtful accounts of $49,693 in 2001 and
 $55,624 in 2000.........................      490,555     490,555      469,594
Inventory................................      114,570     114,570      133,380
Prepaid expenses and other assets........      183,885     183,885      104,493
Rental equipment, net....................    1,851,404   1,851,404    1,732,835
Property and equipment, net..............      428,576     428,576      422,239
Goodwill, net of accumulated amortization
 of $131,975 in 2001 and
 $103,219 in 2000........................    2,199,876   2,199,876    2,215,532
Other intangible assets, net.............        9,645       9,645       11,476
                                            ----------  ----------   ----------
                                            $5,314,646  $5,314,646   $5,123,933
                                            ==========  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable.......................   $  312,014  $  312,014   $  260,155
  Debt...................................    2,759,748   2,759,748    2,675,367
  Deferred taxes.........................      230,106     230,106      206,243
  Accrued expenses and other
   liabilities...........................      172,013     172,013      136,225
                                            ----------  ----------   ----------
    Total liabilities....................    3,473,881   3,473,881    3,277,990
Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust......................      300,000     300,000      300,000
Series A and B preferred stock...........                  430,800      430,800
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized:
   Series C perpetual convertible
    preferred stock--$300,000 liquidation
    preference, 300,000 shares issued and
    outstanding..........................            3
   Series D perpetual convertible
    preferred stock--$150,000 liquidation
    preference, 150,000 shares issued and
    outstanding..........................            2
  Common stock--$.01 par value,
   500,000,000 shares authorized,
   73,150,359 shares issued and
   outstanding in 2001 and 71,065,707 in
   2000..................................          732         732          711
  Additional paid-in capital.............    1,241,127     810,332      765,529
  Deferred compensation..................      (59,255)    (59,255)
  Retained earnings......................      372,880     372,880      355,850
  Accumulated other comprehensive loss...      (14,724)    (14,724)      (6,947)
                                            ----------  ----------   ----------
    Total stockholders' equity...........    1,540,765   1,109,965    1,115,143
                                            ----------  ----------   ----------
                                            $5,314,646  $5,314,646   $5,123,933
                                            ==========  ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Six Months Ended     Three Months Ended
                                           June 30,              June 30,
                                     ---------------------  -------------------
                                        2001       2000       2001      2000
                                     ---------- ----------  --------- ---------
                                       (In thousands, except per share data)
Revenues:
 Equipment rentals.................  $1,043,750 $  911,632  $ 582,368 $ 511,534
 Sales of rental equipment.........      72,239    155,171     33,117    84,839
 Sales of equipment and
  merchandise and other revenues...     271,128    242,105    152,528   133,573
                                     ---------- ----------  --------- ---------
Total revenues.....................   1,387,117  1,308,908    768,013   729,946
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation...........     500,136    396,614    270,103   222,314
 Depreciation of rental
  equipment........................     158,354    159,035     81,553    85,532
 Cost of rental equipment sales....      42,381     91,168     19,305    50,082
 Cost of equipment and merchandise
  sales and other operating
  costs............................     197,616    184,309    110,989   100,220
                                     ---------- ----------  --------- ---------
Total cost of revenues.............     898,487    831,126    481,950   458,148
                                     ---------- ----------  --------- ---------
Gross profit.......................     488,630    477,782    286,063   271,798
Selling, general and administrative
 expenses..........................     221,715    210,969    112,822   109,119
Restructuring charge...............      28,922                28,922
Non-rental depreciation and
 amortization......................      53,238     40,721     27,131    20,703
                                     ---------- ----------  --------- ---------
Operating income...................     184,755    226,092    117,188   141,976
Interest expense...................     114,589    106,210     57,059    56,527
Preferred dividends of a subsidiary
 trust.............................       9,750      9,750      4,875     4,875
Other (income) expense, net........       6,935       (312)     7,605      (108)
                                     ---------- ----------  --------- ---------
Income before provision for income
 taxes and extraordinary item......      53,481    110,444     47,649    80,682
Provision for income taxes.........      25,134     45,834     22,714    33,483
                                     ---------- ----------  --------- ---------
Income before extraordinary item...      28,347     64,610     24,935    47,199
Extraordinary item, net of tax
 benefit of $6,759.................      11,317                11,317
                                     ---------- ----------  --------- ---------
Net income.........................  $   17,030 $   64,610  $  13,618 $  47,199
                                     ========== ==========  ========= =========
Earnings per share--basic:
  Income before extraordinary
   item............................  $     0.40 $     0.90  $    0.35 $    0.66
  Extraordinary item, net..........        0.16                  0.16
                                     ---------- ----------  --------- ---------
  Net income.......................  $     0.24 $     0.90  $    0.19 $    0.66
                                     ========== ==========  ========= =========
Earnings per share--diluted:
  Income before extraordinary
   item............................  $     0.31 $     0.70  $    0.26 $    0.51
  Extraordinary item, net..........        0.13                  0.12
                                     ---------- ----------  --------- ---------
  Net income.......................  $     0.18 $     0.70  $    0.14 $    0.51
                                     ========== ==========  ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                            Common Stock
                          ------------------
                                                                                             Accumulated
                                             Additional                                         Other
                          Number of           Paid-in     Deferred   Retained Comprehensive Comprehensive
                            Shares    Amount  Capital   Compensation Earnings    Income         Loss
                          ----------  ------ ---------- ------------ -------- ------------- -------------
                                                (In thousands, except share data)


Balance, December 31,
 2000...................  71,065,707   $711   $765,529               $355,850                 $ (6,947)
Comprehensive income:
 Net income.............                                               17,030    $17,030
 Other comprehensive
  income:
 Foreign currency
  translation
  adjustments...........                                                          (3,448)       (3,448)
 Cumulative effect on
  equity of adopting FAS
  133, net of tax of
  $1,784................                                                          (2,516)       (2,516)
 Derivatives qualifying
  as hedges, net of tax
  of $1,287.............                                                          (1,813)       (1,813)
                                                                                 -------
Comprehensive income....                                                         $ 9,253
                                                                                 =======
Issuance of common stock
 under deferred
 compensation plans.....   2,767,041     28     60,621    $(60,649)
Amortization of deferred
 compensation...........                                     1,394
Issuance of common
 stock..................       2,770                50
Exercise of common
 stock options..........     665,441      7      8,876
Shares repurchased and
 retired................  (1,350,600)   (14)   (24,744)
                          ----------   ----   --------    --------   --------                 --------
Balance, June 30, 2001..  73,150,359   $732   $810,332    $(59,255)  $372,880                 $(14,724)
                          ==========   ====   ========    ========   ========                 ========


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

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Six Months Ended     Three Months Ended
                                          June 30,              June 30,
                                    ---------------------  -------------------
                                       2001       2000       2001      2000
                                    ---------- ----------  --------- ---------
                                                 (In thousands)
Revenues:
 Equipment rentals................  $1,043,750 $  911,632  $582,3 68 $ 511,534
 Sales of rental equipment........      72,239    155,171     33,117    84,839
 Sales of equipment and
  merchandise and other revenues..     271,128    242,105    152,528   133,573
                                    ---------- ----------  --------- ---------
Total revenues....................   1,387,117  1,308,908    768,013   729,946
Cost of revenues:
 Cost of equipment rentals,
  excluding depreciation..........     500,136    396,614    270,103   222,314
 Depreciation of rental
  equipment.......................     158,354    159,035     81,553    85,532
 Cost of rental equipment sales...      42,381     91,168     19,305    50,082
 Cost of equipment and merchandise
  sales and other operating
  costs...........................     197,616    184,309    110,989   100,220
                                    ---------- ----------  --------- ---------
Total cost of revenues............     898,487    831,126    481,950   458,148
                                    ---------- ----------  --------- ---------
Gross profit......................     488,630    477,782    286,063   271,798
Selling, general and
 administrative expenses..........     221,715    210,969    112,822   109,119
Restructuring charge..............      28,922                28,922
Non-rental depreciation and
 amortization.....................      48,952     37,155     24,909    18,838
                                    ---------- ----------  --------- ---------
Operating income..................     189,041    229,658    119,410   143,841
Interest expense..................     114,589    106,210     57,059    56,527
Other (income) expense, net.......       6,935       (312)     7,605      (108)
                                    ---------- ----------  --------- ---------
Income before provision for income
 taxes and extraordinary item.....      67,517    123,760     54,746    87,422
Provision for income taxes........      31,404     51,409     26,104    36,280
                                    ---------- ----------  --------- ---------
Income before extraordinary item..      36,113     72,351     28,642    51,142
Extraordinary item, net of tax
 benefit of $6,759................      11,317                11,317
                                    ---------- ----------  --------- ---------
Net income .......................  $   24,796 $   72,351  $  17,325 $  51,142
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

Preferred Stock

  The Company issued Series A Perpetual Convertible Preferred Stock ("Series A Preferred") and Series B Perpetual Convertible Preferred Stock ("Series B Preferred") in 1999 and included such preferred in stockholders' equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders' equity. This guidance indicates that preferred stock that would

                             UNITED RENTALS, INC.

be subject to redemption on the occurrence of an event outside the control of the issuer may not be classified as equity and that the probability of the event occurring is not a factor to be considered. Under this guidance, the Series A Preferred and Series B Preferred would not be included in stockholders' equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, the Company entered into an agreement effecting the exchange of new Series C Perpetual Convertible Preferred Stock ("Series C Preferred") for the Series A Preferred and new Series D Perpetual Convertible Preferred Stock ("Series D Preferred") for the Series B Preferred (see note 11). The Series C Preferred and Series D Preferred stock is not subject to mandatory redemption on a hostile change of control, and will be classified as stockholders' equity under the recently issued SEC guidance.

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

  The pro forma amounts on the accompanying balance sheet gives effect to the above-referenced exchange, as if it had occurred on June 30, 2001.


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

                             UNITED RENTALS, INC.

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
                                                =======      =======    =======

  Under the restructuring plan, 31 underperforming branches and five administrative offices will be closed or consolidated, the Company's workforce will be reduced by 489 through the termination of branch and administrative personnel (including 437 terminated as of June 30, 2001), and certain information technology hardware and software will no longer be used. The employee termination costs primarily represent severance. The costs to vacate facilities primarily represent the payment of obligations under leases offset by estimated sublease opportunities ($9.9 million), the write-off of capital improvements made to such facilities ($2.8 million) and the write-off of related goodwill ($5.6 million). As of June 30, 2001, 18 of the 31 underperforming branches have been closed or consolidated and the remaining 13 underperforming branches will be closed or consolidated by December 31, 2001. The information technology costs represent the abandonment of certain information technology projects ($2.5 million) and the payment of obligations under equipment leases relating to such projects ($2.5 million).

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

                             UNITED RENTALS, INC.

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

                             UNITED RENTALS, INC.

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

                             UNITED RENTALS, INC.

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

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                              June 30, 2001
                                      ----------------------------------------------------------------
                                                                   Non-
                                                   Guarantor    Guarantor    Other and    Consolidated
                              Parent     URI      Subsidiaries Subsidiaries Eliminations     Total
                              ------  ----------  ------------ ------------ ------------  ------------
                                                       (In thousands)
ASSETS
Cash and cash equiva-
 lents..................                           $   30,586   $   5,549                  $   36,135
Accounts receivable,
 net....................              $   59,479      324,470     106,606                     490,555
Intercompany receivable
 (payable)..............                 211,682       49,370    (261,052)
Inventory...............                  52,232       56,973       5,365                     114,570
Prepaid expenses and
 other assets...........                  54,508      119,215       1,176   $     8,986       183,885
Rental equipment, net...                 956,034      768,444     126,926                   1,851,404
Property and equipment,
 net....................  $   35,111     143,055      233,614      16,796                     428,576
Investment in subsidiar-
 ies....................   1,814,909   2,330,924                             (4,145,833)
Intangible assets, net..                 869,416    1,209,403     130,702                   2,209,521
                          ----------  ----------   ----------   ---------   -----------    ----------
                          $1,850,020  $4,677,330   $2,792,075   $ 132,068   $(4,136,847)   $5,314,646
                          ==========  ==========   ==========   =========   ===========    ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......              $   71,448   $  222,935   $  17,631                  $  312,014
 Debt...................  $  300,000   2,523,718      214,768      21,262   $  (300,000)    2,759,748
 Deferred income tax-
  es....................                 230,056           50                                 230,106
 Accrued expenses and
  other liabilities.....       9,255      42,280       93,864      13,681        12,933       172,013
                          ----------  ----------   ----------   ---------   -----------    ----------
   Total liabilities....     309,255   2,867,502      531,617      52,574      (287,067)    3,473,881
Commitments and contin-
 gencies
Company-obligated
 mandatorily redeemable
 convertible preferred
 securities of a
 subsidiary trust.......                                                        300,000       300,000
Series A and B preferred
 stock..................     430,800                                                          430,800
Stockholders' equity:
 Common stock...........         732                                                              732
 Additional paid-in
  capital...............     810,332   1,496,393    1,838,411      65,901    (3,400,705)      810,332
 Deferred compensa-
  tion..................     (59,255)                                                         (59,255)
 Retained earnings......     372,880     317,764      422,047      23,988      (763,799)      372,880
 Accumulated other com-
  prehensive income.....     (14,724)     (4,329)                 (10,395)       14,724       (14,724)
                          ----------  ----------   ----------   ---------   -----------    ----------
   Total stockholders'
    equity..............   1,109,965   1,809,828    2,260,458      79,494    (4,149,780)    1,109,965
                          ----------  ----------   ----------   ---------   -----------    ----------
                          $1,850,020  $4,677,330   $2,792,075    $132,068   $(4,136,847)   $5,314,646
                          ==========  ==========   ==========   =========   ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                      December 31, 2000
                          ---------------------------------------------------------------------------
                                                                  Non-
                                                  Guarantor    Guarantor    Other and    Consolidated
                            Parent       URI     Subsidiaries Subsidiaries Eliminations     Total
                          ----------  ---------- ------------ ------------ ------------  ------------
                                                 (In thousands)
Assets
Cash and cash equiva-
 lents..................                          $   29,733   $   4,651                  $   34,384
Accounts receivable,
 net....................              $  216,444     143,295     109,855                     469,594
Intercompany receivable
 (payable)..............                 319,423     (55,187)   (264,236)
Inventory...............                  54,022      73,979       5,379                     133,380
Prepaid expenses and
 other assets...........                  28,263      75,633         597                     104,493
Rental equipment, net...                 837,972     766,219     128,644                   1,732,835
Property and equipment,
 net....................  $   34,807     139,871     231,195      16,366                     422,239
Investment in subsidiar-
 ies....................   1,839,952   2,257,692                           $(4,097,644)
Intangible assets, net..                 960,444   1,132,438     134,126                   2,227,008
                          ----------  ----------  ----------   ---------   -----------    ----------
                          $1,874,759  $4,814,131  $2,397,305   $ 135,382   $(4,097,644)   $5,123,933
                          ==========  ==========  ==========   =========   ===========    ==========
Liabilities and Stock-
 holder's Equity
Liabilities:
 Accounts payable.......              $   78,623  $  165,677   $  15,855                  $  260,155
 Debt...................  $  300,000   2,647,144       3,484      24,739   $  (300,000)    2,675,367
 Deferred income tax-
  es....................                 186,091      20,702        (550)                    206,243
 Accrued expenses and
  other liabilities.....      28,816      86,560      18,862      13,750       (11,763)      136,225
                          ----------  ----------  ----------   ---------   -----------    ----------
   Total liabilities....     328,816   2,998,418     208,725      53,794      (311,763)    3,277,990
Commitments and contin-
 gencies
Company-obligated
 mandatorily redeemable
 convertible preferred
 securities of a
 subsidiary trust.......                                                       300,000       300,000
Series A and B preferred
 stock..................     430,800                                                         430,800
Stockholders' equity:
 Common stock...........         711                                                             711
 Additional paid-in
 capital................     765,529   1,488,238   1,830,500      65,657    (3,384,395)      765,529
 Retained earnings......     355,850     327,475     358,080      22,878      (708,433)      355,850
 Accumulated other com-
 prehensive loss........      (6,947)                             (6,947)        6,947        (6,947)
                          ----------  ----------  ----------   ---------   -----------    ----------
   Total stockholders'
    equity..............   1,115,143   1,815,713   2,188,580      81,588    (4,085,881)    1,115,143
                          ----------  ----------  ----------   ---------   -----------    ----------
                          $1,874,759  $4,814,131  $2,397,305   $ 135,382   $(4,097,644)   $5,123,933
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

                             UNITED RENTALS, INC.

11. Subsequent Events

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

  If a Non-Approved Change of Control occurs, the holders of the New Preferred obtain the following additional rights, but only if, prior to the transaction, the board does not elect to offer the holders of the New Preferred essentially the same redemption rights that apply to an approved Change of Control transaction:

  . The holders of the Series C Preferred would elect a majority of the board for a specified period and, during such period, the unanimous vote of the board would be required to approve any optional redemption of the New Preferred or to declare, pay, or change the accrual rate of, any dividends on the New Preferred.

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

  Stockholders Rights Plan. The Company adopted a Stockholders Rights Plan on September 28, 2001 (with a record date of October 19, 2001). This plan and other provisions of the Company's charter and bylaws may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which the shareholders of the Company might otherwise receive a premium for their shares over then current market prices. The rights expire on September 27, 2011.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.


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