Form 10-Q
period 2001-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2001-11-14
CIK 1067701, 1047166

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

   For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from            to

                          Commission File No. 1-14387

                             United Rentals, Inc.

                          Commission File No. 1-13663

                     United Rentals (North America), Inc.
          (Exact names of registrants as specified in their charters)

                      Delaware                 06-1522496
                      Delaware                 06-1493538
                   (State or other               (I.R.S.
                   jurisdictionof        EmployerIdentification
                  incorporation or                Nos.)
                    organization)

                Five Greenwich Office
                   Park,Greenwich,
                     Connecticut                  06830
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

                                X  Yes       No

   As of November 6, 2001, there were 73,308,256 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             UNITED RENTALS, INC.
                     UNITED RENTALS (NORTH AMERICA), INC.

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I  FINANCIAL INFORMATION
Item 1  Unaudited Consolidated Financial Statements
        United Rentals, Inc. Consolidated Balance Sheets as of September 30, 2001 and December 31,
        2000 (unaudited)...........................................................................   4
        United Rentals, Inc. Consolidated Statements of Operations for the Nine and Three Months
        Ended September 30, 2001 and 2000 (unaudited)..............................................   5
        United Rentals, Inc. Consolidated Statement of Stockholders' Equity for the Nine Months
        Ended September 30, 2001 (unaudited).......................................................   6
        United Rentals, Inc. Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 2001 and 2000 (unaudited)....................................................   7
        United Rentals (North America), Inc. Consolidated Balance Sheets as of September 30, 2001
        and December 31, 2000 (unaudited)..........................................................   8
        United Rentals (North America), Inc. Consolidated Statements of Operations for the
        Nine and Three Months Ended September 30, 2001 and 2000 (unaudited)........................   9
        United Rentals (North America), Inc. Consolidated Statement of Stockholder's Equity for the
        Nine Months Ended September 30, 2001 (unaudited)...........................................  10
        United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2001 and 2000 (unaudited)..................................  11
        Notes to Unaudited Consolidated Financial Statements.......................................  12
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations......  28
Item 3  Quantitative and Qualitative Disclosures about Market Risk.................................  39
PART II OTHER INFORMATION
Item 1  Legal Proceedings..........................................................................  40
Item 2  Changes in Securities and Use of Proceeds..................................................  40
Item 6  Exhibits and Reports on Form 8-K...........................................................  40
        Signatures.................................................................................  42

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

   Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Our information technology systems allow each branch to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to: (1) market equipment through all branches within a cluster, (2) cross-market equipment specialties of different branches within each cluster, and (3) reduce costs by consolidating functions that are common to our more than 740 branches, such as payroll, accounts payable and credit and collection, into 22 credit offices and three service centers. In the third quarter of 2001, approximately 10.5% of our rental revenue was attributable to equipment sharing among branches.

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

   Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 62 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them--within budgetary guidelines--to make day-to-day decisions concerning staffing, pricing, equipment purchasing and other branch matters. Management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. We promote equipment sharing among branches by linking the compensation of branch managers and other personnel to their branch's financial performance and return on assets.

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

   National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with larger companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America and a single point of contact for all their equipment needs. Our National Account team currently includes 37 professionals serving over 1,600 National Account customers. We estimate that our revenues from National Account customers will increase over 40% to approximately $350 million in 2001 from $245 million in 2000.

   Risk Management and Safety Programs. We place great emphasis on risk reduction and safety and believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 50 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs, and managing any claims against us.

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

                             UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               September 30,       December 31,
                                                                                   2001                2000
                                                                               -------------       ------------
                                                                               (In thousands, except share data)
ASSETS
Cash and cash equivalents.....................................................  $   30,516          $   34,384
Accounts receivable, net of allowance for doubtful accounts of $50,850 in 2001
  and $55,624 in 2000.........................................................     539,311             469,594
Inventory.....................................................................     105,064             133,380
Prepaid expenses and other assets.............................................     171,858             104,493
Rental equipment, net.........................................................   1,819,801           1,732,835
Property and equipment, net...................................................     425,316             422,239
Goodwill, net of accumulated amortization of $146,532 in 2001 and
  $103,219 in 2000............................................................   2,207,797           2,215,532
Other intangible assets, net..................................................       8,583              11,476

                                                                                ----------          ----------
                                                                                $5,308,246          $5,123,933

                                                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable...........................................................  $  253,813          $  260,155
   Debt.......................................................................   2,698,443           2,675,367
   Deferred taxes.............................................................     267,403             206,243
   Accrued expenses and other liabilities.....................................     191,936             136,225

                                                                                ----------          ----------
       Total liabilities......................................................   3,411,595           3,277,990
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of
  a subsidiary trust..........................................................     300,000             300,000
Series A and B preferred stock................................................                         430,800
Stockholders' equity:
   Preferred stock--$.01 par value, 5,000,000 shares authorized:
     Series C perpetual convertible preferred stock--$300,000 liquidation
     preference, 300,000 shares issued and outstanding........................           3
     Series D perpetual convertible preferred stock--$150,000 liquidation
     preference, 150,000 shares issued and outstanding........................           2
   Common stock--$.01 par value, 500,000,000 shares authorized, 73,295,189
     shares issued and outstanding in 2001 and 71,065,707 in 2000.............         733                 711
   Additional paid-in capital.................................................   1,241,748             765,529
   Deferred compensation......................................................     (56,974)
   Retained earnings..........................................................     434,932             355,850
   Accumulated other comprehensive loss.......................................     (23,793)             (6,947)

                                                                                ----------          ----------
       Total stockholders' equity.............................................   1,596,651           1,115,143

                                                                                ----------          ----------
                                                                                $5,308,246          $5,123,933

                                                                                ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Nine Months Ended    Three Months Ended
                                                                September 30,         September 30,
                                                            ---------------------  ------------------
                                                               2001       2000       2001      2000
                                                            ---------- ----------  --------  --------
                                                              (In thousands, except per share data)
Revenues:
   Equipment rentals....................................... $1,670,036 $1,522,131  $626,286  $610,499
   Sales of rental equipment...............................    107,681    254,977    35,442    99,806
   Sales of equipment and merchandise and other revenues...    404,883    390,833   133,755   148,728

                                                            ---------- ----------  --------  --------
Total revenues.............................................  2,182,600  2,167,941   795,483   859,033
Cost of revenues:
   Cost of equipment rentals, excluding depreciation.......    790,234    659,876   290,098   263,262
   Depreciation of rental equipment........................    239,862    246,537    81,508    87,502
   Cost of rental equipment sales..........................     63,744    149,738    21,363    58,570
   Cost of equipment and merchandise sales and other
    operating costs........................................    294,888    293,304    97,272   108,995

                                                            ---------- ----------  --------  --------
Total cost of revenues.....................................  1,388,728  1,349,455   490,241   518,329

                                                            ---------- ----------  --------  --------
Gross profit...............................................    793,872    818,486   305,242   340,704
Selling, general and administrative expenses...............    332,671    335,461   110,956   124,492
Restructuring charge.......................................     28,922
Non-rental depreciation and amortization...................     80,289     62,610    27,051    21,889

                                                            ---------- ----------  --------  --------
Operating income...........................................    351,990    420,415   167,235   194,323
Interest expense...........................................    171,315    167,268    56,726    61,058
Preferred dividends of a subsidiary trust..................     14,625     14,625     4,875     4,875
Other (income) expense, net................................      6,497       (796)     (438)     (484)

                                                            ---------- ----------  --------  --------
Income before provision for income taxes and extraordinary
 item......................................................    159,553    239,318   106,072   128,874
Provision for income taxes.................................     69,154     99,317    44,020    53,483

                                                            ---------- ----------  --------  --------
Income before extraordinary item...........................     90,399    140,001    62,052    75,391
Extraordinary item, net of tax benefit of $6,759...........     11,317

                                                            ---------- ----------  --------  --------
Net income................................................. $   79,082 $  140,001  $ 62,052  $ 75,391

                                                            ========== ==========  ========  ========
Earnings per share--basic:
   Income before extraordinary item........................ $     1.26 $     1.96  $   0.85  $   1.07
   Extraordinary item, net.................................       0.16

                                                            ---------- ----------  --------  --------
   Net income.............................................. $     1.10 $     1.96  $   0.85  $   1.07

                                                            ========== ==========  ========  ========
Earnings per share--diluted:
   Income before extraordinary item........................ $     0.96 $     1.49  $   0.63  $   0.79
   Extraordinary item, net.................................       0.12

                                                            ---------- ----------  --------  --------
   Net income.............................................. $     0.84 $     1.49  $   0.63  $   0.79

                                                            ========== ==========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                Series C          Series D
                                Perpetual         Perpetual
                               Convertible       Convertible
                             Preferred Stock   Preferred Stock     Common Stock
                            ----------------- ----------------- ------------------


                            Number of         Number of         Number of
                             Shares   Amount   Shares   Amount   Shares     Amount
                            --------- ------- --------- ------- ----------  ------

Balance, December 31,
 2000......................                                     71,065,707  $  711
Comprehensive income:
 Net income................
 Other comprehensive
 income:
   Foreign currency
   translation
   adjustments.............
   Cumulative effect on
   equity of adopting
   FAS 133, net of tax
   of $1,784...............
   Derivatives
   qualifying as hedges,
   net of tax of $3,759....


Comprehensive income.......


Issuance of common stock
 under deferred
 compensation plans........                                      2,854,264      29
Amortization of deferred
 compensation..............
Issuance of Series C
 perpetual convertible
 preferred stock...........  300,000  $     3
Issuance of Series D
 perpetual convertible
 preferred stock...........                    150,000  $     2
Issuance of common stock...                                          2,770
Exercise of common
 stock options.............                                        723,048       7
Shares repurchased and
 retired...................                                     (1,350,600)    (14)

                             -------  -------  -------  ------- ----------  ------
Balance, September 30,
 2001......................  300,000  $     3  150,000  $     2 73,295,189  $  733

                             =======  =======  =======  ======= ==========  ======





                                                                             Accumulated
                            Additional                                          Other
                             Paid-in      Deferred   Retained Comprehensive Comprehensive
                             Capital    Compensation Earnings    Income         Loss
                            ----------  ------------ -------- ------------- -------------

Balance, December 31,
 2000...................... $  765,529               $355,850                 $ (6,947)
Comprehensive income:
 Net income................                            79,082    $79,082
 Other comprehensive
 income:
   Foreign currency
   translation
   adjustments.............                                       (9,031)       (9,031)
   Cumulative effect on
   equity of adopting
   FAS 133, net of tax
   of $1,784...............                                       (2,516)       (2,516)
   Derivatives
   qualifying as hedges,
   net of tax of $3,759....                                       (5,299)       (5,299)

                                                                 -------
Comprehensive income.......                                      $62,236

                                                                 =======
Issuance of common stock
 under deferred
 compensation plans........     60,621     (60,649)
Amortization of deferred
 compensation..............                  3,675
Issuance of Series C
 perpetual convertible
 preferred stock...........    286,734
Issuance of Series D
 perpetual convertible
 preferred stock...........    143,667
Issuance of common stock...         50
Exercise of common
 stock options.............      9,891
Shares repurchased and
 retired...................    (24,744)

                            ----------    --------   --------                 --------
Balance, September 30,
 2001...................... $1,241,748    $(56,974)  $434,932                 $(23,793)

                            ==========    ========   ========                 ========


The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                   ----------------------
                                                                                                      2001        2000
                                                                                                   -----------  ---------
                                                                                                       (In thousands)
Cash Flows From Operating Activities:
Net income........................................................................................ $    79,082  $ 140,001
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization....................................................................     320,151    309,147
 Gain on sales of rental equipment................................................................     (43,937)  (105,239)
 Deferred taxes...................................................................................      54,724     84,419
 Amortization of deferred compensation............................................................       3,675
 Extraordinary item...............................................................................      18,076
 Restructuring charge.............................................................................      10,893
 Changes in operating assets and liabilities:
   Accounts receivable............................................................................     (66,549)   (68,607)
   Inventory......................................................................................      39,897     12,444
   Prepaid expenses and other assets..............................................................     (31,291)   (49,515)
   Accounts payable...............................................................................      (9,986)    17,736
   Accrued expenses and other liabilities.........................................................      60,139    (47,750)
                                                                                                   -----------  ---------
        Net cash provided by operating activities.................................................     434,874    292,636
Cash Flows From Investing Activities:
Purchases of rental equipment.....................................................................    (395,027)  (681,099)
Purchases of property and equipment...............................................................     (42,237)  (112,153)
Proceeds from sales of rental equipment...........................................................     107,681    254,977
In-process acquisition costs......................................................................      (2,570)    (3,157)
Payments of contingent purchase price.............................................................                (12,748)
Purchases of other companies......................................................................     (45,200)  (304,232)
                                                                                                   -----------  ---------
        Net cash used in investing activities.....................................................    (377,353)  (858,412)
Cash Flows From Financing Activities:
Proceeds from debt................................................................................   2,008,655    579,080
Payments of debt..................................................................................  (2,017,087)  (131,382)
Proceeds from sale-leaseback......................................................................                165,511
Payments of financing costs.......................................................................     (27,946)    (8,862)
Proceeds from the exercise of common stock options................................................       8,778        179
Shares repurchased and retired....................................................................     (24,758)   (30,950)
                                                                                                   -----------  ---------
        Net cash (used in) provided by financing activities.......................................     (52,358)   573,576
Effect of foreign exchange rates..................................................................      (9,031)       104
                                                                                                   -----------  ---------
Net (decrease) increase in cash and cash equivalents..............................................      (3,868)     7,904
Cash and cash equivalents at beginning of period..................................................      34,384     23,811
                                                                                                   -----------  ---------
Cash and cash equivalents at end of period........................................................ $    30,516  $  31,715
                                                                                                   ===========  =========

Supplemental disclosure of cash flow information:
Cash paid for interest............................................................................ $   168,488  $ 179,625
Cash paid for income taxes, net of refunds........................................................ $     1,535  $  67,210

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
   Assets, net of cash acquired................................................................... $    12,692  $ 492,944
   Liabilities assumed............................................................................      (4,767)  (123,515)
   Less: Amounts paid through issuance of debt....................................................        (600)   (65,197)
                                                                                                   -----------  ---------
                                                                                                         7,325    304,232
   Due to seller and other payments...............................................................      37,875
                                                                                                   -----------  ---------
        Net cash paid............................................................................. $    45,200  $ 304,232
                                                                                                   ===========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                   September 30,  December 31,
                                                                                       2001           2000
                                                                                   -------------  ------------
                                                                                   (In thousands, except share
                                                                                              data)
ASSETS
Cash and cash equivalents.........................................................  $   30,516     $   34,384
Accounts receivable, net of allowance for doubtful accounts of $50,850 in 2001 and
  $55,624 in 2000.................................................................     539,311        469,594
Inventory.........................................................................     105,064        133,380
Prepaid expenses and other assets.................................................     162,955        104,493
Rental equipment, net.............................................................   1,819,801      1,732,835
Property and equipment, net.......................................................     397,939        387,432
Goodwill, net of accumulated amortization of $146,532 in 2001 and
  $103,219 in 2000................................................................   2,207,797      2,215,532
Other intangible assets, net......................................................       8,583         11,476
                                                                                    ----------     ----------
                                                                                    $5,271,966     $5,089,126
                                                                                    ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Accounts payable...............................................................  $  253,813     $  260,155
   Debt...........................................................................   2,698,443      2,675,367
   Deferred taxes.................................................................     267,403        206,243
   Accrued expenses and other liabilities.........................................     181,147        119,172
                                                                                    ----------     ----------
       Total liabilities..........................................................   3,400,806      3,260,937
Commitments and contingencies
Stockholder's equity:
   Common stock--$0.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding..............................................................
   Additional paid-in capital.....................................................   1,516,439      1,507,661
   Retained earnings..............................................................     378,514        327,475
   Accumulated other comprehensive loss...........................................     (23,793)        (6,947)
                                                                                    ----------     ----------
       Total stockholder's equity.................................................   1,871,160      1,828,189
                                                                                    ----------     ----------
                                                                                    $5,271,966     $5,089,126
                                                                                    ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Nine Months Ended    Three Months Ended
                                                               September 30,         September 30,
                                                           ---------------------  ------------------
                                                              2001       2000       2001      2000
                                                           ---------- ----------  --------  --------
                                                                         (In thousands)
Revenues:
   Equipment rentals...................................... $1,670,036 $1,522,131  $626,286  $610,499
   Sales of rental equipment..............................    107,681    254,977    35,442    99,806
   Sales of equipment and merchandise and other...........
   Sales of equipment and merchandise and other revenues..    404,883    390,833   133,755   148,728

                                                           ---------- ----------  --------  --------
Total revenues............................................  2,182,600  2,167,941   795,483   859,033
Cost of revenues:
   Cost of equipment rentals, excluding depreciation......    790,234    659,876   290,098   263,262
   Depreciation of rental equipment.......................    239,862    246,537    81,508    87,502
   Cost of rental equipment sales.........................     63,744    149,738    21,363    58,570
   Cost of equipment and merchandise sales and other
     operating costs......................................    294,888    293,304    97,272   108,995

                                                           ---------- ----------  --------  --------
Total cost of revenues....................................  1,388,728  1,349,455   490,241   518,329

                                                           ---------- ----------  --------  --------
Gross profit..............................................    793,872    818,486   305,242   340,704
Selling, general and administrative expenses..............    332,671    335,461   110,956   124,492
Restructuring charge......................................     28,922
Non-rental depreciation and amortization..................     74,035     57,100    25,083    19,945

                                                           ---------- ----------  --------  --------
Operating income..........................................    358,244    425,925   169,203   196,267
Interest expense..........................................    171,315    167,268    56,726    61,058
Other (income) expense, net...............................      6,497       (796)     (438)     (484)

                                                           ---------- ----------  --------  --------
Income before provision for income taxes and extraordinary
  item....................................................    180,432    259,453   112,915   135,693
Provision for income taxes................................     78,693    107,722    47,289    56,313

                                                           ---------- ----------  --------  --------
Income before extraordinary item..........................    101,739    151,731    65,626    79,380
Extraordinary item, net of tax benefit of $6,759..........     11,317

                                                           ---------- ----------  --------  --------
Net income................................................ $   90,422 $  151,731  $ 65,626  $ 79,380

                                                           ========== ==========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)




                                                    Common Stock                                       Accumulated
                                                  ---------------- Additional                             Other
                                                   Number           Paid-In   Retained  Comprehensive Comprehensive
                                                  of Shares Amount  Capital   Earnings     Income         Loss
                                                  --------- ------ ---------- --------  ------------- -------------
                                                           (In thousands, except share data)
Balance, December 31, 2000.......................   1,000          $1,507,661 $327,475                  $ (6,947)
Comprehensive income:
  Net income.....................................                               90,422     $90,422
  Other comprehensive income:
   Foreign currency translation adjustments......                                           (9,031)       (9,031)
   Cumulative effect on equity of adopting
    FAS 133, net of tax of $1,784................                                           (2,516)       (2,516)
   Derivatives qualifying as hedges, net of tax
    $3,759.......................................                                           (5,299)       (5,299)
                                                                                           -------
Comprehensive income.............................                                          $73,576
                                                                                           =======
Contributed capital from parent..................                       8,778
Dividend distributions to parent.................                              (39,383)
                                                    -----          ---------- --------                  --------
Balance, September 30, 2001......................   1,000          $1,516,439 $378,514                  $(23,793)
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

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                   ----------------------
                                                                                                      2001        2000
                                                                                                   -----------  ---------
                                                                                                       (In thousands)
Cash Flows From Operating Activities:
Net income........................................................................................ $    90,422  $ 151,731
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization....................................................................     313,897    303,637
 Gain on sales of rental equipment................................................................     (43,937)  (105,239)
 Deferred taxes...................................................................................      54,724     84,419
 Extraordinary item...............................................................................      18,076
 Restructuring charge.............................................................................      10,893
 Changes in operating assets and liabilities:
   Accounts receivable............................................................................     (66,549)   (68,607)
   Inventory......................................................................................      39,897     12,444
   Prepaid expenses and other assets..............................................................     (31,023)   (76,848)
   Accounts payable...............................................................................      (9,986)    17,884
   Accrued expenses and other liabilities.........................................................      65,626    (34,549)

                                                                                                   -----------  ---------
     Net cash provided by operating activities....................................................     442,040    284,872
Cash Flows From Investing Activities:
Purchases of rental equipment.....................................................................    (395,027)  (681,099)
Purchases of property and equipment...............................................................     (37,348)   (94,544)
Proceeds from sales of rental equipment...........................................................     107,681    254,977
Payments of contingent purchase price.............................................................                (12,748)
Purchases of other companies......................................................................     (45,200)  (304,232)

                                                                                                   -----------  ---------
     Net cash used in investing activities........................................................    (369,894)  (837,646)
Cash Flows From Financing Activities:
Proceeds from debt................................................................................   2,008,655    579,080
Payments of debt..................................................................................  (2,017,087)  (131,382)
Proceeds from sale-leaseback......................................................................                165,511
Payments of financing costs.......................................................................     (27,946)    (7,239)
Capital contributions by parent...................................................................       8,778        179
Dividend distributions to parent..................................................................     (39,383)   (45,575)

                                                                                                   -----------  ---------
     Net cash (used in) provided by financing activities..........................................     (66,983)   560,574
Effect of foreign exchange rates..................................................................      (9,031)       104

                                                                                                   -----------  ---------
Net (decrease) increase in cash and cash equivalents..............................................      (3,868)     7,904
Cash and cash equivalents at beginning of period..................................................      34,384     23,811
                                                                                                   -----------  ---------
Cash and cash equivalents at end of period........................................................ $    30,516  $  31,715
                                                                                                   ===========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest............................................................................ $   153,863  $ 165,000
Cash paid for income taxes, net of refunds........................................................ $     1,535  $  67,210
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
   Assets, net of cash acquired................................................................... $    12,692  $ 492,944
   Liabilities assumed............................................................................      (4,767)  (123,515)
   Less: Amounts paid through issuance of debt....................................................        (600)   (65,197)

                                                                                                   -----------  ---------
                                                                                                         7,325    304,232
   Due to seller and other payments...............................................................      37,875

                                                                                                   -----------  ---------
        Net cash paid............................................................................. $    45,200  $ 304,232

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

   The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Impact of Recently Issued Accounting Standards

   In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial position or results of operations.

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

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. However, this standard is immediately effective in cases where goodwill and intangible assets are acquired after June 30, 2001. Under this standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The Company is currently evaluating the impact SFAS No. 142 will have on its financial statements and will perform a fair value analysis of its goodwill in connection with the adoption of this standard on January 1, 2002. Goodwill amortization for the nine months ended September 30, 2001 was approximately $43.3 million.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of

                             UNITED RENTALS, INC.

long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Exchange of Preferred Stock

   The Company issued Series A Perpetual Convertible Preferred Stock ("Series A Preferred") and Series B Perpetual Convertible Preferred Stock ("Series B Preferred") in 1999 and included such preferred in stockholders' equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders' equity. This guidance indicates that preferred stock that would be subject to redemption on the occurrence of an event outside the control of the issuer may not be classified as equity and that the probability of the event occurring is not a factor to be considered. Under this guidance, the Series A Preferred and Series B Preferred would not be included in stockholders' equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, the Company entered into an agreement effecting the exchange of new Series C Perpetual Convertible Preferred Stock ("Series C Preferred") for the Series A Preferred and new Series D Perpetual Convertible Preferred Stock ("Series D Preferred") for the Series B Preferred (see note 6). The Series C Preferred and Series D Preferred stock is not subject to mandatory redemption on a hostile change of control, and will be classified as stockholders' equity under the recently issued SEC guidance.

   The effect of the foregoing is that the Company's perpetual convertible preferred stock is classified as stockholders' equity as of September 28, 2001 and thereafter, and outside of stockholders' equity for earlier dates. Accordingly, the Company's perpetual convertible preferred stock is (i) reflected as "Stockholders" Equity" on the accompanying balance sheet as of September 30, 2001 and (ii) reflected under "Series A and B Preferred Stock", rather than under "Stockholders' Equity", in the accompanying balance sheet as of December 31, 2000.

Reclassifications

   Certain prior year balances have been reclassified to conform to the 2001 presentation.

2. Acquisitions

   During the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company completed three acquisitions and 53 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

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

                             UNITED RENTALS, INC.

   The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the nine months ended September 30, 2000 as though each acquisition which was consummated during the period January 1, 2000 to September 30, 2001 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K was made on January 1, 2000 (in thousands, except per share data):

                     Revenues.................. $2,354,485
                     Net income................ $  148,495
                     Basic earnings per share.. $     2.08
                     Diluted earnings per share $     1.58

   Since the acquisitions made during the nine months ended September 30, 2001 had an insignificant impact on the Company's pro forma results of operations, the pro forma results of operations for the nine months ended September 30, 2001 are not shown.

   The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3. Restructuring Charge

   During the second quarter of 2001, the Company recorded a restructuring charge of approximately $28.9 million. The charge primarily relates to the closure or consolidation of underperforming branches and administrative offices, a reduction in the Company's workforce, and certain information technology project costs. Approximately $10.9 million of the charge is non-cash. Approximately $7.2 million has been paid as of September 30, 2001. Of the remaining $10.8 million of this charge, approximately $4.6 million will be paid by December 31, 2001 and approximately $6.2 million will be paid in future periods.

   Components of the restructuring charge are as follows:

                                                 Activity    Balance
                                   Restructuring    in    September 30,
                                      Charg-e      2001       2001
                                   ------------- -------- -------------
   Costs to vacate facilities.....    $18,291    $11,605     $ 6,686
   Workforce reduction costs......      5,666      3,092       2,574
   Information technology costs...      4,965      3,414       1,551

                                      -------    -------     -------
                                      $28,922    $18,111     $10,811
                                      =======    =======     =======

   Under the restructuring plan, 31 underperforming branches and five administrative offices will be closed or consolidated, the Company's workforce will be reduced by 489 through the termination of branch and administrative personnel (including 440 terminated as of September 30, 2001), and certain information technology hardware and software will no longer be used. The workforce reduction costs primarily represent severance. The costs to vacate facilities primarily represent the payment of obligations under leases offset by estimated sublease opportunities ($9.9 million), the write-off of capital improvements made to such facilities ($2.8 million) and the write-off of related goodwill ($5.6 million). As of September 30, 2001, 29 of the 31 underperforming branches have been closed or consolidated and the remaining 2 underperforming branches will be closed or consolidated by December 31, 2001. The information technology costs represent the abandonment of certain information technology projects ($2.5 million) and the payment of obligations under equipment leases relating to such projects ($2.5 million).

                             UNITED RENTALS, INC.

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

   New Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $750 million on a revolving basis and enables one of its Canadian subsidiaries to borrow up to $40 million (provided that the aggregate borrowings of URI and the Canadian subsidiary may not exceed $750 million). Up to $100 million of the revolving credit facility is available in the form of letters of credit. The revolving credit facility will mature and terminate on October 20, 2006. As of September 30, 2001, approximately $259.5 million was outstanding under the revolving credit facility.

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

                             UNITED RENTALS, INC.

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

5. Receivables Securitization

   During the quarter ended September 30, 2001, the Company had obtained additional cash through the securitization of certain of its accounts receivable through its existing $250.0 million receivable securitization facility. In the securitization transactions, the Company transferred accounts receivable to a special purpose vehicle (the "SPV"), which in turn pledged those receivables to secure borrowings that the SPV incurred to finance its acquisition of those receivables. A portion of those borrowings generally accrues interest at the commercial paper rate for commercial paper issued by Atlantic Asset Securitization Corp. with a similar maturity as such borrowings plus a margin of 0.75% per annum, and the balance of those borrowings generally accrues interest at the blended commercial paper rate for commercial paper issued by Gramercy Capital Corporation to fund such borrowings plus a margin of 0.75% per annum. The SPV's borrowings are an obligation of the SPV and not of the Company or URI, and the lenders' recourse in respect of the borrowings is generally limited to collections that the SPV receives on the receivables. Collections on the receivables are used to service the borrowings. From time to time prior to June 2002, subject to certain conditions, collections from the receivables may be reinvested by the SPV in additional accounts receivable originated by the Company. Subject to certain conditions, the receivables securitization may be extended until December 2003 with the same terms. As of September 30, 2001, approximately $241.5 million of borrowings were outstanding under the receivables securitization facility.

6. Preferred Stock

   New Preferred Stock. On September 28, 2001, the Company entered into an agreement effecting an exchange of the Company's outstanding Series A Preferred for an equal number of shares of Series C Preferred and the exchange of the Company's Series B Preferred for an equal number of shares of Series D Preferred.

                             UNITED RENTALS, INC.

Except as described below, the material terms of the new Series C Preferred are the same as the old Series A Preferred and the material terms of the new Series D Preferred are the same as the old Series B Preferred.

   The certificates of designation for the Series A Preferred and Series B Preferred (the "Prior Preferred") provided that, upon the occurrence of a Change of Control (as defined in these certificates of designation), the Company is required to redeem the Prior Preferred. The term "Change of Control," as defined in these certificates of designation, would have included certain transactions that were disapproved by the Company's board. The certificates of designation for Series C Preferred and Series D Preferred (the "New Preferred") change these provisions by excluding from the definition of "Change of Control" transactions that are defined as "Non-Approved Changes of Control." In general, a Non-Approved Change of Control transaction is a change of control transaction that the board has disapproved and which the board has not facilitated by such actions as weakening or eliminating the Company's Stockholder Rights Plan.

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

                             UNITED RENTALS, INC.

7. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Nine Months      Three Months
                                                                          Ended            Ended
                                                                      September 30,    September 30,
                                                                    ----------------- ----------------
                                                                      2001     2000     2001    2000
                                                                    -------- -------- -------- -------
Numerator:
   Income before extraordinary item................................ $ 90,399 $140,001 $ 62,052 $75,391
   Plus: preferred dividends of a subsidiary trust, net of taxes...             8,544    2,841   2,841
                                                                    -------- -------- -------- -------
   Income available to common stockholders......................... $90,399  $148,545 $ 64,893 $78,232
                                                                    ======== ======== ======== =======
Denominator:
   Denominator for basic earnings per share--
   weighted-average shares.........................................   71,745   71,319   73,233  70,286
   Effect of dilutive securities:
       Employee stock options......................................    1,522    1,483    2,379   2,178
       Warrants....................................................    3,723    2,729    4,027   3,193
       Series A perpetual convertible preferred stock..............            12,000           12,000
       Series B perpetual convertible preferred stock..............             5,000            5,000
       Series C perpetual convertible preferred stock..............   12,000            12,000
       Series D perpetual convertible preferred stock..............    5,000             5,000
       Company-obligated mandatorily redeemable convertible
       preferred securities of a subsidiary trust..................             6,876    6,876   6,876

                                                                    -------- -------- -------- -------
   Denominator for diluted earnings per share--
   adjusted weighted-average shares................................   93,990   99,407  103,515  99,533

                                                                    ======== ======== ======== =======
Earnings per share-basic:
   Income before extraordinary item................................ $   1.26 $   1.96 $   0.85 $  1.07
   Extraordinary item, net.........................................     0.16

                                                                    -------- -------- -------- -------
   Net Income...................................................... $   1.10 $   1.96 $   0.85 $  1.07

                                                                    ======== ======== ======== =======
Earnings per share-diluted:
   Income before extraordinary item-............................... $   0.96 $   1.49 $   0.63 $  0.79
   Extraordinary item, net.........................................     0.12

                                                                    ======== ======== ======== =======
   Net income...................................................... $   0.84 $   1.49 $   0.63 $  0.79

                                                                    ======== ======== ======== =======

8. Stock Plans

   2001 Senior Stock Plan. In June 2001, the Company's shareholders approved the adoption of the 2001 Senior Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to our officers and directors. The maximum number of shares of common stock that can be issued under the plan is 4,000,000. The Company records each share that is awarded under this plan at an amount no less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after June 5, 2011. As of September 30, 2001, 2,015,000 shares had been awarded under this plan. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board of Directors (or a committee appointed by the Board of Directors).

                             UNITED RENTALS, INC.

   2001 Stock Plan. In March 2001, the Company adopted the 2001 Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to certain employees (other than officers and directors) and others who render services to the Company. The maximum number of shares of common stock that can be issued under the plan is 2,000,000. The Company records each share that is awarded under this plan at an amount no less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after March 23, 2011. As of September 30, 2001, 839,264 shares had been awarded under this plan. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board of Directors (or a committee appointed by the Board of Directors). The Company records the issuance of restricted shares at the quoted market price on the date of the grants. Amortization of deferred compensation is then recognized on a straight-line basis over the related vesting period.

9. Comprehensive Income

   The following table sets forth the Company's comprehensive income (in thousands):

                                                                      Nine Months      Three Months
                                                                         Ended             Ended
                                                                     September 30,    September 30,-
                                                                   ----------------- ----------------
                                                                    2001      2000    2001     2000
                                                                   -------  -------- -------  -------
    Net income.................................................... $79,082  $140,001 $62,052  $75,391
    Other comprehensive gain (loss):
        Foreign currency translation adjustment...................  (9,031)      104  (5,583)    (238)
       Cumulative effect on equity of adopting FAS No. 133,
         net of tax of $1,784.....................................  (2,516)
       Derivatives qualifying as hedges, net of tax of $3,759.....  (5,299)           (3,486)

                                                                   -------  -------- -------  -------
    Comprehensive income.......................................... $62,236  $140,105 $52,983  $75,153
                                                                   =======  ======== =======  =======

10. Derivative Financial Instruments

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

   The Company occasionally uses derivative financial instruments to manage its risk associated with fluctuations in interest rates on its debt and its risk associated with fluctuations in foreign exchange rates related to its liabilities denominated in foreign currencies. As of September 30, 2001, the Company had outstanding interest rate swap agreements that converts a portion, or $200.0 million, of its variable rate term loan to a fixed rate instrument through 2003. These swap agreements are designated as cash flow hedges and changes in fair value of the hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. There is no ineffectiveness related to these hedges.

                             UNITED RENTALS, INC.

11. Condensed Consolidating Financial Information of Guarantor Subsidiaries

   Certain indebtedness of URI, a wholly-owned subsidiary of Holdings (the "Parent"), is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes such information would not be material to investors. However, condensed consolidating financial information as of September 30, 2001 and December 31, 2000 and for the nine and three months ended September 30, 2001 and 2000, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                         September 30, 2001
                                                                   --------------------------------------------------
                                                                                                Non-
                                                                                Guarantor    Guarantor    Other and
                                                           Parent     URI      Subsidiaries Subsidiaries Eliminations
                                                       ----------  ----------  ------------ ------------ ------------
                                                                                     (In thousands)
ASSETS
Cash and cash equivalents.............................                          $   28,250   $   2,266
Accounts receivable, net..............................             $   23,573      486,040      29,698
Intercompany receivable (payable).....................                230,187      (54,955)   (175,232)
Inventory.............................................                 39,485       61,180       4,399
Prepaid expenses and other assets.....................                 60,656      100,867       1,432   $     8,903
Rental equipment, net.................................                938,591      759,124     122,086
Property and equipment, net........................... $   27,377     144,069      237,256      16,614
Investment in subsidiaries............................  1,876,813   2,388,936                             (4,265,749)
Intangible assets, net................................                865,002    1,228,197     123,181

                                                       ----------  ----------   ----------   ---------   -----------
                                                       $1,904,190  $4,690,499   $2,845,959   $ 124,444   $(4,256,846)

                                                       ==========  ==========   ==========   =========   ===========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
   Accounts payable...................................             $   70,323   $  168,722   $  14,768
   Debt............................................... $  300,000   2,435,357      244,075      19,011   $  (300,000)
   Deferred income taxes..............................                267,353           50
   Accrued expenses and other liabilities.............      7,539      49,751      118,564      12,832         3,250

                                                       ----------  ----------   ----------   ---------   -----------
     Total liabilities................................    307,539   2,822,784      531,411      46,611      (296,750)
Commitments and contingencies
Company-obligated mandatorily redeemable
convertible preferred securities of a subsidiary trust                                                       300,000
Stockholders' equity:
   Preferred stock....................................          5
   Common stock.......................................        733
   Additional paid-in capital.........................  1,241,748   1,497,015    1,839,014      65,920    (3,401,949)
   Deferred compensation..............................    (56,974)
   Retained earnings..................................    434,932     378,515      475,534      27,891      (881,940)
   Accumulated other comprehensive income.............    (23,793)     (7,815)                 (15,978)       23,793

                                                       ----------  ----------   ----------   ---------   -----------
     Total stockholders' equity.......................  1,596,651   1,867,715    2,314,548      77,833    (4,260,096)

                                                       ----------  ----------   ----------   ---------   -----------
                                                       $1,904,190  $4,690,499   $2,845,959   $ 124,444   $(4,256,846)

                                                       ==========  ==========   ==========   =========   ===========



                                                       Consolidated
                                                          Total
                                                       ------------

ASSETS
Cash and cash equivalents.............................  $   30,516
Accounts receivable, net..............................     539,311
Intercompany receivable (payable).....................
Inventory.............................................     105,064
Prepaid expenses and other assets.....................     171,858
Rental equipment, net.................................   1,819,801
Property and equipment, net...........................     425,316
Investment in subsidiaries............................
Intangible assets, net................................   2,216,380

                                                        ----------
                                                        $5,308,246

                                                        ==========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
   Accounts payable...................................  $  253,813
   Debt...............................................   2,698,443
   Deferred income taxes..............................     267,403
   Accrued expenses and other liabilities.............     191,936

                                                        ----------
     Total liabilities................................   3,411,595
Commitments and contingencies
Company-obligated mandatorily redeemable
convertible preferred securities of a subsidiary trust     300,000
Stockholders' equity:
   Preferred stock....................................           5
   Common stock.......................................         733
   Additional paid-in capital.........................   1,241,748
   Deferred compensation..............................     (56,974)
   Retained earnings..................................     434,932
   Accumulated other comprehensive income.............     (23,793)

                                                        ----------
     Total stockholders' equity.......................   1,596,651

                                                        ----------
                                                        $5,308,246

                                                        ==========

                             UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET



                                                                         December 31, 2000
                                             -------------------------------------------------------------------------
                                                                                     Non-
                                                                     Guarantor    Guarantor    Other and   Consolidated
                                               Parent       URI     Subsidiaries Subsidiaries Eliminations    Total
                                             ----------  ---------- ------------ ------------ ------------ ------------
                                                                    (In thousands)
Assets
Cash and cash equivalents...................                         $   29,733   $   4,651                 $   34,384
Accounts receivable, net....................             $  216,444     143,295     109,855                    469,594
Intercompany receivable (payable)...........                319,423     (55,187)   (264,236)
Inventory...................................                 54,022      73,979       5,379                    133,380
Prepaid expenses and other assets...........                 28,263      75,633         597                    104,493
Rental equipment, net.......................                837,972     766,219     128,644                  1,732,835
Property and equipment, net................. $   34,807     139,871     231,195      16,366                    422,239
Investment in subsidiaries..................  1,839,952   2,257,692                           $(4,097,644)
Intangible assets, net......................                960,444   1,132,438     134,126                  2,227,008

                                             ----------  ----------  ----------   ---------   -----------   ----------
                                             $1,874,759  $4,814,131  $2,397,305   $ 135,382   $(4,097,644)  $5,123,933

                                             ==========  ==========  ==========   =========   ===========   ==========
Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable.........................             $   78,623  $  165,677   $  15,855                 $  260,155
   Debt..................................... $  300,000   2,647,144       3,484      24,739   $  (300,000)   2,675,367
   Deferred income taxes....................                186,091      20,702        (550)                   206,243
   Accrued expenses and other liabilities...     28,816      86,560      18,862      13,750       (11,763)     136,225

                                             ----------  ----------  ----------   ---------   -----------   ----------
     Total liabilities......................    328,816   2,998,418     208,725      53,794      (311,763)   3,277,990
Commitments and contingencies
Company-obligated mandatorily redeemable
convertible preferred securities of a
subsidiary trust............................                                                      300,000      300,000
Series A and B preferred stock..............    430,800                                                        430,800
Stockholders' equity:
   Common stock.............................        711                                                            711
   Additional paid-in capital...............    765,529   1,488,238   1,830,500      65,657    (3,384,395)     765,529
   Retained earnings........................    355,850     327,475     358,080      22,878      (708,433)     355,850
   Accumulated other comprehensive loss.....     (6,947)                             (6,947)        6,947       (6,947)

                                             ----------  ----------  ----------   ---------   -----------   ----------
     Total stockholders' equity.............  1,115,143   1,815,713   2,188,580      81,588    (4,085,881)   1,115,143

                                             ----------  ----------  ----------   ---------   -----------   ----------
                                             $1,874,759  $4,814,131  $2,397,305   $ 135,382   $(4,097,644)  $5,123,933

                                             ==========  ==========  ==========   =========   ===========   ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS




                                                            For the Nine Months Ended September 30, 2001
                                               -----------------------------------------------------------------------
                                                                                    Non-
                                                                    Guarantor    Guarantor    Other and   Consolidated
                                                Parent     URI     Subsidiaries Subsidiaries Eliminations    Total
                                               --------  --------  ------------ ------------ ------------ ------------
                                                                           (In thousands)
Revenues:
   Equipment rentals..........................           $694,531   $  897,985    $ 77,520                 $1,670,036
   Sales of rental equipment..................             56,160       41,263      10,258                    107,681
   Sales of equipment and merchandise and
    other revenues............................            188,287      194,607      21,989                    404,883

                                               --------  --------   ----------    --------    ---------    ----------
Total revenues................................            938,978    1,133,855     109,767                  2,182,600
Cost of revenues:
   Cost of equipment rentals, excluding
   depreciation...............................            293,186      459,141      37,907                    790,234
   Depreciation of rental equipment...........            116,552      107,965      15,345                    239,862
   Cost of rental equipment sales.............             35,235       22,286       6,223                     63,744
   Cost of equipment and merchandise sales
   and other operating costs..................            141,240      137,504      16,144                    294,888

                                               --------  --------   ----------    --------    ---------    ----------
Total cost of revenues........................            586,213      726,896      75,619                  1,388,728

                                               --------  --------   ----------    --------    ---------    ----------
Gross profit..................................            352,765      406,959      34,148                    793,872
Selling, general and administrative expenses..            142,788      171,641      18,242                    332,671
Restructuring charge..........................             28,922                                              28,922
Non-rental depreciation and amortization...... $  6,254    31,066       38,567       4,402                     80,289

                                               --------  --------   ----------    --------    ---------    ----------
Operating income (loss).......................   (6,254)  149,989      196,751      11,504                    351,990
Interest expense..............................   14,625   161,341        8,790       1,184    $ (14,625)      171,315
Preferred dividends of a subsidiary trust.....                                                   14,625        14,625
Other (income) expense, net...................             18,205      (13,414)      1,706                      6,497

                                               --------  --------   ----------    --------    ---------    ----------
Income (loss) before provision (benefit) for
income taxes and extraordinary item...........  (20,879)  (29,557)     201,375       8,614                    159,553
Provision (benefit) for income taxes..........   (9,539)   (8,829)      83,921       3,601                     69,154

                                               --------  --------   ----------    --------    ---------    ----------
Income (loss) before extraordinary item and
 equity in net earnings of subsidiaries.......  (11,340)  (20,728)     117,454       5,013                     90,399
Extraordinary item............................             11,317                                              11,317

                                               --------  --------   ----------    --------    ---------    ----------
Income (loss) before equity in net earnings of
subsidiaries..................................  (11,340)  (32,045)     117,454       5,013                     79,082
Equity in net earnings of subsidiaries........   90,422   122,467                              (212,889)

                                               --------  --------   ----------    --------    ---------    ----------
Net income.................................... $ 79,082  $ 90,422   $  117,454    $  5,013    $(212,889)   $   79,082

                                               ========  ========   ==========    ========    =========    ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS



                                                               For the Nine Months Ended September 30, 2000
                                                  ---------------------------------------------------------------------
                                                                                      Non-
                                                                      Guarantor    Guarantor    Other and   Consolidated
                                                   Parent     URI    Subsidiaries Subsidiaries Eliminations    Total
                                                  --------  -------- ------------ ------------ ------------ ------------
                                                                              (In thousands)
Revenues:
   Equipment rentals.............................           $622,474  $  817,973    $ 81,684                 $1,522,131
   Sales of rental equipment.....................            114,596     122,502      17,879                    254,977
   Sales of equipment and merchandise and
   other revenues................................            195,195     171,551      24,087                    390,833

                                                  --------  --------  ----------    --------    ---------    ----------
Total revenues...................................            932,265   1,112,026     123,650                  2,167,941
Cost of revenues:
   Cost of equipment rentals, excluding
   depreciation..................................            260,097     363,522      36,257                    659,876
   Depreciation of rental equipment..............            114,571     117,599      14,367                    246,537
   Cost of rental equipment sales................             65,711      72,951      11,076                    149,738
   Cost of equipment and merchandise sales and
   other operating costs.........................            154,807     118,908      19,589                    293,304

                                                  --------  --------  ----------    --------    ---------    ----------
Total cost of revenues...........................            595,186     672,980      81,289                  1,349,455

                                                  --------  --------  ----------    --------    ---------    ----------
Gross profit.....................................            337,079     439,046      42,361                    818,486
Selling, general and administrative expenses.....            133,951     183,312      18,198                    335,461
Non-rental depreciation and amortization......... $  5,510    25,639      27,390       4,071                     62,610

                                                  --------  --------  ----------    --------    ---------    ----------
Operating income.................................   (5,510)  177,489     228,344      20,092                    420,415
Interest expense.................................   14,625   165,547         224       1,497    $ (14,625)      167,268
Preferred dividends of a subsidiary trust........                                                  14,625        14,625
Other (income) expense, net......................              8,943      (9,987)        248                       (796)

                                                  --------  --------  ----------    --------    ---------    ----------
Income (loss) before provision for income taxes..  (20,135)    2,999     238,107      18,347                    239,318
Provision (benefit) for income taxes.............   (8,405)    1,245      99,092       7,385                     99,317

                                                  --------  --------  ----------    --------    ---------    ----------
Income (loss) before equity in net earnings of
subsidiaries.....................................  (11,730)    1,754     139,015      10,962                    140,001
Equity in net earnings of subsidiaries...........  151,731   149,977                             (301,708)

                                                  --------  --------  ----------    --------    ---------    ----------
Net income....................................... $140,001  $151,731  $  139,015    $ 10,962    $(301,708)   $  140,001

                                                  ========  ========  ==========    ========    =========    ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                              For the Three Months Ended September 30, 2001
                                                  --------------------------------------------------------------------
                                                                                     Non-
                                                                     Guarantor    Guarantor    Other and   Consolidated
                                                  Parent     URI    Subsidiaries Subsidiaries Eliminations    Total
                                                  -------  -------- ------------ ------------ ------------ ------------
                                                                             (In thousands)
Revenues:
   Equipment rentals.............................          $247,536   $348,035     $30,715                   $626,286
   Sales of rental equipment.....................            22,438      9,159       3,845                     35,442
   Sales of equipment and merchandise and
    other revenues...............................            60,338     66,513       6,904                    133,755

                                                  -------  --------   --------     -------     ---------     --------
Total revenues...................................           330,312    423,707      41,464                    795,483
Cost of revenues:
   Cost of equipment rentals, excluding
   depreciation..................................           101,778    174,686      13,634                    290,098
   Depreciation of rental equipment..............            38,682     37,628       5,198                     81,508
   Cost of rental equipment sales................            14,045      4,899       2,419                     21,363
   Cost of equipment and merchandise sales and
   other operating costs.........................            45,535     46,685       5,052                     97,272

                                                  -------  --------   --------     -------     ---------     --------
Total cost of revenues...........................           200,040    263,898      26,303                    490,241

                                                  -------  --------   --------     -------     ---------     --------
Gross profit.....................................           130,272    159,809      15,161                    305,242
Selling, general and administrative expenses.....            48,331     56,755       5,870                    110,956
Non-rental depreciation and amortization......... $ 1,968    10,775     12,842       1,466                     27,051

                                                  -------  --------   --------     -------     ---------     --------
Operating income.................................  (1,968)   71,166     90,212       7,825                    167,235
Interest expense.................................   4,875    53,516      2,744         466     $  (4,875)      56,726
Preferred dividends of a subsidiary trust........                                                  4,875        4,875
Other (income) expense, net......................             3,480     (4,561)        643                       (438)

                                                  -------  --------   --------     -------     ---------     --------
Income (loss) before provision for income........  (6,843)   14,170     92,029       6,716                    106,072
Provision (benefit) for income taxes.............  (3,269)    5,934     38,542       2,813                     44,020

                                                  -------  --------   --------     -------     ---------     --------
Income (loss) before equity in net earnings of
subsidiaries.....................................  (3,574)    8,236     53,487       3,903                     62,052
Equity in net earnings of subsidiaries...........  65,626    57,390                             (123,016)

                                                  -------  --------   --------     -------     ---------     --------
Net income....................................... $62,052  $ 65,626   $ 53,487     $ 3,903     $(123,016)    $ 62,052

                                                  =======  ========   ========     =======     =========     ========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                For the Three Months Ended September 30, 2000
                                                    --------------------------------------------------------------------
                                                                                       Non-
                                                                        Gurantor    Guarantor    Other and   Consolidated
                                                    Parent     URI    Subsidiaries Subsidiaries Eliminations    Total
                                                    -------  -------- ------------ ------------ ------------ ------------
                                                                               (In thousands)
Revenues:
   Equipment rentals...............................          $243,673   $333,433     $33,393                   $610,499
   Sales of rental equipment.......................            40,112     54,187       5,507                     99,806
   Sales of equipment and merchandise and other
   revenues........................................            83,154     57,350       8,224                    148,728

                                                    -------  --------   --------     -------     ---------     --------
Total revenues.....................................           366,939    444,970      47,124                    859,033
Cost of revenues:
   Cost of equipment rentals, excluding
   depreciation....................................            97,780    152,133      13,349                    263,262
   Depreciation of rental equipment................            44,555     37,929       5,018                     87,502
   Cost of rental equipment sales..................            21,722     33,480       3,368                     58,570
   Cost of equipment and merchandise sales and
   other operating costs...........................            62,967     39,263       6,765                    108,995

                                                    -------  --------   --------     -------     ---------     --------
Total cost of revenues.............................           227,024    262,805      28,500                    518,329

                                                    -------  --------   --------     -------     ---------     --------
Gross profit.......................................           139,915    182,165      18,624                    340,704
Selling, general and administrative expenses.......            41,264     76,789       6,439                    124,492
Non-rental depreciation and amortization........... $ 1,944     7,727     10,793       1,425                     21,889

                                                    -------  --------   --------     -------     ---------     --------
Operating income...................................  (1,944)   90,924     94,583      10,760                    194,323
Interest expense...................................   4,875    60,930         29          99     $  (4,875)      61,058
Preferred dividends of a subsidiary trust..........                                                  4,875        4,875
Other (income) expense, net........................             5,014     (5,565)         67                       (484)

                                                    -------  --------   --------     -------     ---------     --------
Income (loss) before provision (benefit) for income
taxes..............................................  (6,819)   24,980    100,119      10,594                    128,874
Provision (benefit) for income taxes...............  (2,830)   10,367     41,827       4,119                     53,483

                                                    -------  --------   --------     -------     ---------     --------
Income (loss) before equity in net earnings of
subsidiaries.......................................  (3,989)   14,613     58,292       6,475                     75,391
Equity in net earnings of subsidiaries.............  79,380    64,767                             (144,147)

                                                    -------  --------   --------     -------     ---------     --------
Net income......................................... $75,391  $ 79,380   $ 58,292     $ 6,475     $(144,147)    $ 75,391

                                                    =======  ========   ========     =======     =========     ========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                For the Nine Months Ended September 30, 2001
                                                 -------------------------------------------------------------------------
                                                                                         Non-
                                                                         Guarantor    guarantor    Other and
                                                  Parent       URI      Subsidiaries Subsidiaries Eliminations Consolidated
                                                 --------  -----------  ------------ ------------ ------------ ------------
                                                                               (In thousands)
Net cash provided by (used in) operating
 activities..................................... $ (7,765) $   289,050   $ 125,996     $ 27,593                $   434,874
Cash flows from investing activities:
   Purchases of rental equipment................              (228,579)   (144,259)     (22,189)                  (395,027)
   Purchases of property and equipment..........   (4,290)     (12,108)    (22,948)      (2,891)                   (42,237)
   Proceeds from sales of rental equipment......                56,160      41,263       10,258                    107,681
   Capital contributed to subsidiary............   (8,778)                                          $  8,778
   Purchases of other companies.................               (44,301)                    (899)                   (45,200)
   In-process acquisition costs.................   (2,570)                                                          (2,570)

                                                 --------  -----------   ---------     --------     --------   -----------
     Net cash used in investing activities......  (15,638)    (228,828)   (125,944)     (15,721)       8,778      (377,353)
Cash flows from financing activities:
   Proceeds from debt...........................             2,008,644          11                               2,008,655
   Payments of debt.............................            (2,010,426)     (1,546)      (5,115)                (2,017,087)
   Payments of financing costs..................               (27,835)                    (111)                   (27,946)
   Capital contributions by parent..............                 8,778                                (8,778)
   Dividend distributions to parent.............               (39,383)                               39,383
   Shares repurchased and retired...............  (24,758)                                                         (24,758)
   Proceeds from the exercise of common
   stock options................................    8,778                                                            8,778
   Proceeds from the dividends from
   subsidiary...................................   39,383                                            (39,383)

                                                 --------  -----------   ---------     --------     --------   -----------
     Net cash provided by (used in)
     financing activities.......................   23,403      (60,222)     (1,535)      (5,226)      (8,778)      (52,358)
   Effect of foreign exchange rates.............                                         (9,031)                    (9,031)

                                                 --------  -----------   ---------     --------     --------   -----------
   Net decrease in cash and cash equivalents....                            (1,483)      (2,385)                    (3,868)
   Cash and cash equivalents at beginning of
   period.......................................                            29,733        4,651                     34,384

                                                 --------  -----------   ---------     --------     --------   -----------
   Cash and cash equivalents at end of period...                         $  28,250     $  2,266                $    30,516

                                                 ========  ===========   =========     ========     ========   ===========
Supplemental disclosure of cash flow
 information:
     Cash paid for interest..................... $ 14,625  $   140,837   $  11,447     $  1,579                $   168,488
     Cash paid for income taxes, net of
     refunds....................................           $     1,828                 $   (293)               $     1,535
Supplemental disclosure of non-cash investing
 and financing activities:
The Company acquired the net assets and
 assumed certain liabilities of other companies
 as follows:
   Assets, net of cash acquired.................           $    11,859                 $    833                $    12,692
   Liabilities assumed..........................                (4,573)                    (194)                    (4,767)
   Less:
     Amounts paid through issuance of
     debt.......................................                  (600)                                               (600)

                                                 --------  -----------   ---------     --------     --------   -----------
                                                                 6,686                      639                      7,325
   Due to seller and other payments.............                37,615                      260                     37,875

                                                 --------  -----------   ---------     --------     --------   -----------
     Net cash paid..............................           $    44,301                 $    899                $    45,200

                                                 ========  ===========   =========     ========     ========   ===========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                         For the Nine Months Ended September 30, 2000
                                                           -----------------------------------------------------------
                                                                                                 Non-
                                                                                 Guarantor    guarantor    Other and
                                                            Parent      URI     Subsidiaries Subsidiaries Eliminations
                                                           --------  ---------  ------------ ------------ ------------
                                                                                        (In thousands)
Net cash provided by (used in) operating activities....... $  6,141  $(150,846)  $ 424,504     $ 12,824     $     13
Cash flows from investing activities:
   Purchases of rental equipment..........................            (194,651)   (467,912)     (18,536)
   Purchases of property and equipment....................  (17,609)   (25,455)    (66,152)      (2,937)
   Proceeds from sales of rental equipment................             114,596     122,502       17,879
   Payments of contingent purchase price..................              (1,521)    (11,227)
   Purchases of other companies...........................            (301,130)                  (3,102)
   Capital contributed to subsidiary......................     (179)                                             179
   In-process acquisition costs...........................   (3,157)

                                                           --------  ---------   ---------     --------     --------
     Net cash used in investing activities................  (20,945)  (408,161)   (422,789)      (6,696)         179
Cash flows from financing activities:
   Proceeds from debt.....................................             554,413      24,667
   Payments of debt.......................................            (110,361)    (14,575)      (6,446)
   Proceeds from sale-leaseback...........................             165,511
   Payments of financing costs............................              (8,849)                                  (13)
   Capital contributions by parent........................                 179                                  (179)
   Dividend distributions to parent.......................             (45,575)                               45,575
   Proceeds from the exercise of common stock options.....      179
   Proceeds from dividends from subsidiary................   45,575                                          (45,575)
   Shares repurchased and retired.........................  (30,950)

                                                           --------  ---------   ---------     --------     --------
     Net cash provided by (used in) financing
     activities...........................................   14,804    555,318      10,092       (6,446)        (192)
   Effect of foreign exchange rates.......................                                          104

                                                           --------  ---------   ---------     --------     --------
   Net increase (decrease) in cash and cash equivalents...              (3,689)     11,807         (214)
   Cash and cash equivalents at beginning of period.......               3,689      16,414        3,708

                                                           --------  ---------   ---------     --------     --------
   Cash and cash equivalents at end of period.............                       $  28,221     $  3,494

                                                           ========  =========   =========     ========     ========
Supplemental disclosure of cash flow information:
     Cash paid for interest............................... $ 14,625  $ 163,192   $     271     $  1,537
     Cash paid for income taxes...........................           $  59,862                 $  7,348
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
   Assets, net of cash acquired...........................           $ 488,060                 $  4,884
   Liabilities assumed....................................            (121,733)                  (1,782)
   Less:
     Amounts paid through issuance of debt................             (65,197)

                                                           --------  ---------   ---------     --------     --------
        Net cash paid.....................................           $ 301,130                 $  3,102

                                                           ========  =========   =========     ========     ========




                                                           Consolidated
                                                           ------------

Net cash provided by (used in) operating activities.......  $ 292,636
Cash flows from investing activities:
   Purchases of rental equipment..........................   (681,099)
   Purchases of property and equipment....................   (112,153)
   Proceeds from sales of rental equipment................    254,977
   Payments of contingent purchase price..................    (12,748)
   Purchases of other companies...........................   (304,232)
   Capital contributed to subsidiary......................
   In-process acquisition costs...........................     (3,157)

                                                            ---------
     Net cash used in investing activities................   (858,412)
Cash flows from financing activities:
   Proceeds from debt.....................................    579,080
   Payments of debt.......................................   (131,382)
   Proceeds from sale-leaseback...........................    165,511
   Payments of financing costs............................     (8,862)
   Capital contributions by parent........................
   Dividend distributions to parent.......................
   Proceeds from the exercise of common stock options.....        179
   Proceeds from dividends from subsidiary................
   Shares repurchased and retired.........................    (30,950)

                                                            ---------
     Net cash provided by (used in) financing
     activities...........................................    573,576
   Effect of foreign exchange rates.......................        104

                                                            ---------
   Net increase (decrease) in cash and cash equivalents...      7,904
   Cash and cash equivalents at beginning of period.......     23,811

                                                            ---------
   Cash and cash equivalents at end of period.............  $  31,715

                                                            =========
Supplemental disclosure of cash flow information:
     Cash paid for interest...............................  $ 179,625
     Cash paid for income taxes...........................  $  67,210
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
   Assets, net of cash acquired...........................  $ 492,944
   Liabilities assumed....................................   (123,515)
   Less:
     Amounts paid through issuance of debt................    (65,197)

                                                            ---------
        Net cash paid.....................................  $ 304,232

                                                            =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion reviews our operations for the nine and three months ended September 30, 2001 and 2000 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included herein and the Consolidated Financial Statements and related notes included in our 2000 Annual Report on Form 10-K.

General

   We primarily derive revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of used rental equipment, (iii) the sale of new equipment, and (iv) the sale of related merchandise and parts and other revenue.

   Cost of operations consists primarily of depreciation costs and operating lease payments associated with rental equipment, the cost of repairing and maintaining rental equipment, the cost of rental equipment and equipment and other merchandise sold, personnel costs, occupancy costs and supplies.

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

Restructuring Plan

   We adopted a restructuring plan during the second quarter of 2001 involving the following principal elements: (i) 31 underperforming branches are being closed or consolidated with other locations (comprised of 29 closed or consolidated as of September 30, 2001 and 2 that will be closed or consolidated by December 31, 2001); (ii) five administrative offices are being closed or consolidated with other locations; (iii) our workforce is being reduced by 489 through the termination of branch and administrative personnel (including 440 terminated as of September 30, 2001); and (iv) certain information technology software will no longer be used.

   The aggregate annual revenues from the 31 branches that are being eliminated amounted to approximately $82 million. We expect that we will retain approximately $56 million of this revenue by shifting the business of some of the closed branches to other locations. We estimate that we will realize annual cost savings from the branch closures of approximately $33 million.

   We recorded, in the second quarter of 2001, a restructuring charge of approximately $28.9 million relating to the restructuring plan described above. This charge is comprised of a non-cash charge in the amount of $10.9 million and cash expenses in the amount of $18.0 million. We paid $7.2 million of these cash expenses as of September 30, 2001. We expect to pay the balance of these cash expenses as follows: approximately $4.6 million during the balance of 2001 and approximately $6.2 million in subsequent periods.

   The restructuring charge includes: (1) the cost of vacating facilities, primarily the payment of obligations under leases offset by estimated sublease opportunities ($9.9 million), the write-off of capital improvements made to such facilities ($2.8 million), and the write-off of related goodwill ($5.6 million), (2) workforce reduction costs, primarily severance, and (3) information technology costs comprised of the abandonment of certain information technology projects ($2.5 million) and the payment of obligations under equipment leases relating to such projects ($2.5 million). The table below provides certain information concerning the restructuring charge:

                                                   Activity
                                         Amount     through       Balance
                                           of    September 30, September 30,
   Components of Restructuring Charge    Charge     2001(1)       2001(2)
   ----------------------------------    ------- ------------- -------------
    Cost to vacate facilities........... $18,291    $11,605       $ 6,686
    Workforce reduction costs...........   5,666      3,092         2,574
   Information technology costs.........   4,965      3,414         1,551

                                         -------    -------       -------
        Total........................... $28,922    $18,111       $10,811
                                         =======    =======       =======

   -----
    (1)Represents the non-cash component of the charge plus the cash component that was paid through September 30, 2001.
    (2)Represents the portion of the cash component of the charge that had not been paid as of September 30, 2001.

Debt Refinancing and Extraordinary Item

   We refinanced an aggregate of $1,695.7 million of indebtedness and other obligations in April 2001, as described in note 4 to the Unaudited Consolidated Financial Statements included elsewhere herein. We recorded the following charges relating to this refinancing in the second quarter of 2001: (i) a pre-tax extraordinary charge of $18.1 million ($11.3 million, net of tax) and
(ii) a pre-tax charge of $7.8 million ($5.2 million, net of tax) that is recorded in other (income) expense, net, and relates to the refinancing of a synthetic lease.

Results of Operations

  Nine Months Ended September 30, 2001 and 2000

   Revenues. Total revenues for the nine months ended September 30, 2001 were $2,182.6 million, representing an increase of 0.7% over total revenues of $2,167.9 million for the nine months ended September 30, 2000. Our revenues during these periods were attributable to the following sources.

    . Revenues from Equipment Rentals. These revenues were $1,670.0 million in the first nine months of 2001, representing an increase of 9.7% from $1,522.1 million in the first nine months of 2000. These revenues accounted for 76.5% of our total revenues in the first nine months of 2001 compared with 70.2% of our total revenues in the first nine months of 2000. The 9.7% increase in these revenues in the first nine months of 2001 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 6.6 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations, partially offset by locations sold or closed (which accounted for approximately 3.1 percentage points). The 6.6% increase in revenues at locations open more than one year reflected an increase in the volume of transactions and utilization rates that would have caused a 7.0% increase at level prices, partially offset by price decreases that took away 0.4 percentage points.

    . Revenues from the Sales of Rental Equipment. These revenues were $107.7 million in the first nine months of 2001, representing a decrease of 57.8% from $255.0 million in the first nine months of 2000. These revenues accounted for 4.9% of our total revenues in the first nine months of 2001 compared with 11.8% of our total revenues in the first nine months of 2000. These revenues decreased in 2001 because, as the economy softened, we reduced our budget for new equipment purchases in 2001 and slowed the rate at which we sell our used rental equipment. See "--Additional Information Concerning Equipment Purchases."

    . Revenues from the Sales of Equipment and Merchandise and Other Revenues. These revenues were $404.9 million in the first nine months of 2001, representing an increase of 3.6% from $390.8 million in the first nine months of 2000. These revenues accounted for 18.6% of our total revenues in the first nine months of 2001 compared with 18.0% of our total revenues in the first nine months of 2000. The 3.6% increase in sales of equipment and merchandise and other revenues was attributable to an increase in the volume of transactions.

   Gross Profit. Gross profit decreased to $793.9 million in the nine months ended September 30, 2001, from $818.5 million in the nine months ended September 30, 2000. This decrease reflected the decrease in gross profit margin described below from equipment rental and the sales of rental equipment.

   Our gross profit margin by source of revenues in the nine months ended September 30, 2001 and 2000 was: (i) equipment rental (38.3% in the nine months ended September 30, 2001 and 40.5% in the nine months ended September 30,
2000), (ii) sales of rental equipment (40.8% in the nine months ended September 30, 2001 and 41.3% in the nine months ended September 30, 2000) and (iii) sales of equipment and merchandise and other revenues (27.2% in the nine months ended September 30, 2001 and 25.0% in the nine months ended September 30, 2000).

   The decrease in the gross profit margin from rental revenues in the nine months ended September 30, 2001, principally reflected an increase in our cost of equipment rental because more of our rental equipment was held by us under operating leases rather than being owned. The decrease in the gross profit margin from the sales of rental equipment in the nine months ended September 30, 2001, was primarily the result of a modest price decline in certain geographic areas. The increase in the gross profit margin from sales of equipment and merchandise and other revenue in the nine months ended September 30, 2001, primarily reflected the following: (i) lower costs resulting from our ongoing efforts to consolidate our suppliers and further capitalize on our purchasing power and (ii) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as providing services.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $332.7 million, or 15.2% of total revenues, during the nine months ended September 30, 2001 and $335.5 million, or 15.5% of total revenues, during the nine months ended September 30, 2000. The decrease in SG&A in the first nine months of 2001 primarily reflected cost-cutting measures that we have taken, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities. We are seeking to continue to cut costs in a number of ways, including further reducing administrative costs, further consolidating credit and collection centers and streamlining advertising.

   Restructuring Charge. We recorded a restructuring charge of $28.9 million in the nine months ended September 30, 2001. See "--Restructuring Plan" for additional information.

   Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $80.3 million, or 3.7% of total revenues, in the nine months ended September 30, 2001 and $62.6 million, or 2.9% of total revenues, in the nine months ended September 30, 2000. The increase in the dollar amount of non-rental depreciation and amortization in the first nine months of 2001 primarily reflected additional non-rental vehicles which have shorter useful lives.

   Interest Expense. Interest expense increased to $171.3 million in the nine months ended September 30, 2001 from $167.3 million in the nine months ended September 30, 2000.

   Preferred Dividends of a Subsidiary Trust. During the nine months ended September 30, 2001 and 2000, preferred dividends of a subsidiary trust were $14.6 million.

   Other (Income) Expense. Other expense was $6.5 million in the nine months ended September 30, 2001 compared with other income of $0.8 million in the nine months ended September 30, 2000. The increase in other expense in the first nine months of 2001 was primarily attributable to the $7.8 million charge we incurred relating to the refinancing costs of a synthetic lease as described under "--Debt Refinancing and Extraordinary Item."

   Income Taxes. Income taxes were $69.2 million, or an effective rate of 43.3%, in the nine months ended June 30, 2001 compared to $99.3 million, or an effective rate of 41.5%, in the nine months ended September 30, 2000. The increase in the effective rate in the first nine months of 2001 was primarily attributable to the non-deductibility for income tax purposes of certain costs in the restructuring charge.

   Extraordinary Item. We recorded an extraordinary charge of $18.1 million ($11.3 million, net of tax) in the nine months ended September 30, 2001. See "--Debt Refinancing and Extraordinary Item" for additional information.

  Three Months Ended September 30, 2001 and 2000

   Revenues. Total revenues for the three months ended September 30, 2001 were $795.5 million, representing a decrease of 7.4% over total revenues of $859.0 million for the three months ended September 30, 2000. Our revenues during these periods were attributable to the following sources.

    . Revenues from Equipment Rentals. These revenues were $626.3 million in the third quarter of 2001, representing an increase of 2.6% from $610.5 million in the third quarter of 2000. These revenues accounted for 78.7% of our total revenues in the third quarter of 2001 compared with 71.1% of our total revenues in the third quarter of 2000. The 2.6% increase in these revenues reflected the net effect of the following: (i) a 4.3% increase in revenues at locations open more than one year and (ii) a loss of revenue from rental locations closed or consolidated, partially offset by revenues from new rental locations opened or acquired, amounting to 1.7% of revenues in the third quarter of 2000. The 4.3% increase in revenues at locations open more than one year reflected an increase in the volume of transactions and utilization rates that would have caused a 5.0% increase at level prices, partially offset by price decreases that took away 0.7 percentage points.

    . Revenues from the Sales of Rental Equipment. These revenues were $35.4 million in the third quarter of 2001, representing a decrease of 64.5% from $99.8 million in the third quarter of 2000. These revenues accounted for 4.5% of our total revenues in the third quarter of 2001 compared with 11.6% of our total revenues in the third quarter of 2000. These revenues decreased in 2001 because, as the economy softened, we reduced our budget for new equipment purchases in 2001 and slowed the rate at which we sell our used rental equipment. See "--Additional Information Concerning Equipment Purchases."

    . Revenues from the Sales of Equipment and Merchandise and Other Revenues. These revenues were $133.8 million in the third quarter of 2001, representing a decrease of 10.1% from $148.7 million in the third quarter of 2000. These revenues accounted for 16.8% of our total revenues in the third quarter of 2001 compared with 17.3% of our total revenues in the third quarter of 2000. The decrease in these revenues was primarily attributable to a decrease in sales of equipment and merchandise.

   Gross Profit. Gross profit decreased to $305.2 million in the three months ended September 30, 2001, from $340.7 million in the three months ended September 30, 2000. This decrease reflected the decrease in gross profit margin described below from equipment rental and the sales of rental equipment.

   Our gross profit margin by source of revenues in the three months ended September 30, 2001 and 2000 was: (i) equipment rental (40.7% in the three months ended September 30, 2001 and 42.5% in the three months ended September 30, 2000), (ii) sales of rental equipment (39.7% in the three months ended September 30, 2001 and 41.3% in the three months ended September 30, 2000) and
(iii) sales of equipment and merchandise and other revenues (27.3% in the three months ended September 30, 2001 and 26.7% in the three months ended September 30, 2000). The principal reason for the decrease in the gross profit margin from rental revenues in the three months ended September 30, 2001, was that during the latter part of the quarter our revenues were lower than anticipated, reflecting the weakening economy, while our cost structure, which anticipated higher revenues, includes elements that will take a somewhat longer time to adjust to the lower revenue base. The decrease in the gross profit margin from the sales of rental equipment was primarily the result of a modest price decline in some geographic areas. The increase in the gross profit margin from sales of equipment and merchandise and other revenue in the three months ended September 30, 2001, primarily reflected the following: (i) lower costs resulting from our ongoing efforts to consolidate our suppliers and further capitalize on our purchasing power and
(ii) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as providing services.

   Selling, General and Administrative Expenses. SG&A was $111.0 million, or 13.9% of total revenues, during the three months ended September 30, 2001 and $124.5 million, or 14.5% of total revenues, during the three months ended September 30, 2000. The decrease in SG&A in the three months ended September 30, 2001, primarily reflected cost-cutting measures that we have taken, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities. We are seeking to continue to cut costs in a number of ways, including further reducing administrative costs, further consolidating credit and collection centers and streamlining advertising.

   Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $27.1 million, or 3.4% of total revenues, in the three months ended September 30, 2001 and $21.9 million, or 2.5% of total revenues, in the three months ended September 30, 2000. The increase in the dollar amount of non-rental depreciation and amortization in the three months ended September 30, 2001 primarily reflected additional non-rental vehicles which have shorter useful lives.

   Interest Expense. Interest expense decreased to $56.7 million in the three months ended September 30, 2001 from $61.1 million in the three months ended September 30, 2000. This decrease primarily reflected lower interest rates on our variable rate debt.

   Preferred Dividends of a Subsidiary Trust. During the three months ended September 30, 2001 and 2000, preferred dividends of a subsidiary trust were $4.9 million.

   Other (Income) Expense. Other income was $0.4 million in the three months ended September 30, 2001 compared with other income of $0.5 million in the three months ended September 30, 2000.

   Income Taxes. Income taxes were $44.0 million, or an effective rate of 41.5%, in the three months ended September 30, 2001 compared to $53.5 million, or an effective rate of 41.5%, in the three months ended September 30, 2000.

Outlook for Fourth Quarter of 2001

   On September 25, 2001, we issued a press release in which we announced a revised forecast for the fourth quarter of 2001. The revised forecast projects that for the fourth quarter of 2001, revenues will range between $700 million and $730 million and earnings per share will range from $0.32 to $0.37. The revised forecast is lower than earlier estimates. The principal reason for this revision is that the slowing economy continues to impact our business, particularly in the western states.

Liquidity and Capital Resources

  Information Concerning Financing Transactions In Third Quarter of 2001

   During the third quarter of 2001, we obtained an additional $29.5 million through the securitization of additional accounts receivable under our existing accounts receivable securitization facility. As of September 30, 2001, the total outstanding borrowings under this facility were $241.5 million. See note 5 to our Unaudited Consolidated Financial Statements included elsewhere herein.

   Certain Information Concerning Our Credit Facility

   Our revolving credit facility enables URI to borrow up to $750 million on a revolving basis and enables one of our Canadian subsidiaries to borrow up to $40 million (provided that the aggregate borrowings of URI and the Canadian subsidiary may not exceed $750 million). Up to $100 million of the revolving credit facility is available in the form of letters of credit. The revolving credit facility will mature and terminate on October 20, 2006.

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

   Sources and Uses of Cash

   During the first nine months of 2001, we (i) generated cash from operations of approximately $434.9 million, and (ii) generated cash from the sale of rental equipment of approximately $107.7 million. We used cash during this period principally to (i) pay consideration for acquisitions and settle certain outstanding liabilities due to former owners of businesses that we acquired (approximately $45.2 million), (ii) purchase rental equipment (approximately $395.0 million), (iii) purchase other property and equipment (approximately $42.2 million), (iv) purchase and retire shares of our outstanding common stock (approximately $24.8 million) and (v) pay financing fees related to the refinancing of certain of our debt as described in note 4 to our Unaudited Consolidated Financial Statements included elsewhere herein (approximately $27.9 million).

   Certain Balance Sheet Changes

   The increase in accounts receivable at September 30, 2001 compared to December 31, 2000 was attributable to the increase in revenues in the seasonally stronger third quarter. The decrease in inventory at September 30, 2001 compared to December 31, 2000 primarily reflected increased sales during the second and third quarters of 2001. The increase in prepaid expenses and other assets at September 30, 2001 compared to December 31, 2000 was primarily attributable to payment of certain prepaid expenses during the first nine months of 2001. The increase in deferred taxes and accrued expenses and other liabilities at September 30, 2001 compared to December 31, 2000 was primarily attributable to the increase in revenues in the seasonally stronger third quarter of 2001.

   The increase in rental equipment at September 30, 2001 compared to December 31, 2000 primarily reflected our equipment purchases during the first nine months of 2001. The increase in debt at September 30, 2001 compared to December 31, 2000 primarily reflected borrowings for acquisition related payments and equipment purchases during the first nine months of 2001. The increase in additional paid in capital at September 30, 2001 compared to December 31, 2001, primarily reflects the following: (i) our perpetual convertible preferred stock is reflected as "Stockholders' Equity" on the September 30, 2001 balance sheet and reflected under "Series A and B Preferred Stock," rather than under "Stockholders' Equity," on the December 31, 2000 balance sheet (for the reasons described in note 1 to our Unaudited Consolidated Financial Statements included elsewhere herein) and (ii) restricted stock was issued under our stock plans during 2001 (as described in note 8 to our Unaudited Consolidated Financial Statements included elsewhere herein).

   Cash Requirements Related to Operations

   Our principal existing sources of cash are borrowings available under our revolving credit facility ($434.7 million available as of November 7, 2001), cash generated from operations and the sale of rental equipment. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

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

   We estimate that equipment expenditures for the year 2001 will be approximately $465 million for our existing operations. These expenditures are comprised of approximately (i) $215 million of expenditures in order to replace rental equipment sold, (ii) $200 million of discretionary expenditures to increase the size of our rental fleet and (iii) $50 million of expenditures for the purchase of non-rental equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

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

   The recent refinancing of $1,695.7 million of our indebtedness (described in note 4 to our Unaudited Consolidated Financial Statements included elsewhere herein) extended the maturities of a significant amount of our indebtedness. Based on the scheduled maturities of our current indebtedness, we are required to make principal payments of approximately $23.5 million over the next 12 months. We may also, at our option, make additional principal payments.

   Additional Information Concerning Equipment Purchases

   In the beginning of 2001, as the economy softened, we determined to purchase less new equipment in 2001 than in 2000 ($465 million budgeted for 2001 compared to $962 million expended in 2000) and to reduce the rate at which we sell used equipment. We expect that revenues in 2001 from the sale of used equipment will be 50-75% lower than the level in 2000.

   We estimate that the average age of our rental fleet, which currently is approximately 29 months, will increase to approximately 32 months by the end of the year as a result of the planned reduction in the rate at which we purchase new equipment and sell used equipment. The rate at which we purchase new equipment and sell used equipment next year will depend on future developments, including the economic outlook, conditions in the used equipment market, and our equipment utilization rates. If we continue to purchase new equipment at a reduced rate next year, the average age of our rental fleet may further increase to 35 or 40 months. We believe that our business will not be adversely affected by the increases, or potential increases, in average age described above.

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

Seasonality

   Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The seasonality of our business has been heightened by our acquisition of companies that specialize in renting traffic control equipment. These companies tend to generate most of their revenues and profits in the second and third quarters of the year, slow down during the fourth quarter and operate at a loss during the first quarter.

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

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. However, this standard is immediately effective in cases where goodwill and intangible assets are acquired after June 30, 2001. Under this standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. We are currently evaluating the impact that SFAS No. 142 will have our financial statements and will perform a fair value analysis of goodwill in connection with the adoption of this standard on January 1, 2002. Goodwill amortization for the nine months ended September 30, 2001 was approximately $43.3 million.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

   Sensitivity to Changes in Construction and Industrial Activities

   Our equipment is principally used in connection with construction and industrial activities. Consequently, decreases in construction or industrial activity may lead to a decrease in the demand for our equipment, or the prices that we can charge. For example, the current slow-down in the economy has caused construction and industrial activity to decrease, particularly in the western states, which required us to lower our revenue and earnings forecast for the fourth quarter of 2001. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Outlook for Fourth Quarter of 2001." We have identified below certain of the factors that may cause a further downturn in construction and industrial activity, either temporarily or long-term:

    .  a continuation or worsening of the recent slow-down of the economy;

    .  an increase in interest rates; or

    . adverse weather conditions which may temporarily affect a particular region.

   In addition, demand for our equipment may not reach projected levels in the event that funding for highway and other construction projects under government programs, such as the Transportation Equity Act for the 21st Century ("TEA-21") or the Aviation Investment and Reform Act for the 21st Century ("AIR-21"), does not reach expected levels.

   Fluctuations of Operating Results

   We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including:

    . seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

    . our acquisition of companies that specialize in renting traffic control equipment, which tend to operate at a loss during the first quarter;

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

   Substantial Goodwill

   At September 30, 2001, we had on our balance sheet net goodwill of approximately $2.2 billion, which represents approximately 41.6% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair market value of the net assets of those businesses. If the fair value of the goodwill, determined in accordance with applicable accounting standards, were to fall below the recorded value shown on the balance sheet, we would be required to write off the excess goodwill. Any write-off could adversely affect our operating results.

   Substantial Indebtedness

   Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

  . require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes;

  . constrain our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; or

  . make it difficult for us to cope with a downturn in our business or a decrease in our cash flow.

   Furthermore, if we are unable to service our indebtedness and fund our business, we will be forced to adopt an alternative strategy that may include:

  .  reducing or delaying capital expenditures;

  .  limiting our growth;

  .  seeking additional capital;

  .  selling assets; or

  .  restructuring or refinancing our indebtedness.

   We cannot assure you that any of these strategies could be effected on favorable terms or at all.

   Variable Rate Indebtedness

   A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market rates would increase our interest expense and our debt service obligations. On September 30, 2001, we had approximately $1,249.1 million of variable rate indebtedness.

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

   Dependence on Additional Capital

   We may require additional capital for, among other purposes, purchasing rental equipment, making acquisitions, opening new rental locations, and refinancing existing indebtedness. If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and refinancing existing indebtedness.

   Certain Risks Relating to Acquisitions

   We have grown in part through acquisitions and may continue to do so. The making of acquisitions entails certain risks, including:

    . unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations;

    . difficulty in assimilating the operations and personnel of the acquired company with our existing operations;

    .  loss of key employees of the acquired company; and

    . difficulty maintaining uniform standards, controls, procedures and policies.

   We cannot guarantee that we will realize the expected benefits from our acquisitions or that our existing operations will not be harmed as a result of acquisitions.

   Dependence on Management

   Our success is highly dependent on the experience and skills of our senior management team. If we lose the services of any member of senior management and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our growth strategy. We do not maintain "key man" life insurance with respect to members of senior management.

   Competition

   The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations, regional competitors which operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. In addition, certain equipment manufacturers may commence or increase their existing efforts relating to renting and selling equipment directly to our customers or potential customers. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the prices that we can charge.

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

   If we are found liable for any significant claims that are not covered by insurance, our operating results could be adversely affected. We cannot be certain that insurance will continue to be available to us on economically reasonable terms, if at all.

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

   Risks Related to International Operations

   Our operations outside the United States are subject to the risks normally associated with international operations. These include (1) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, (2) the need to comply with foreign laws and (3) the possibility of political or economic instability in foreign countries.

   Dependence on Information Technology Systems

   Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

   Labor Matters

   We have approximately 1,200 employees that are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

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

   We occasionally use derivative financial instruments to manage our risk associated with fluctuations in interest rates on our debt and our risk associated with fluctuations in foreign exchange rates related to our liabilities denominated in foreign currencies. We currently have interest rate swap agreements that convert a portion, or $200.0 million, of our variable rate term loan to a fixed rate instrument through 2003. These swap agreements are designated as cash flow hedges and changes in the fair value of the hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. There is no ineffectiveness related to these hedges.

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

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

   Set forth below is certain information concerning sales of unregistered securities by us during the third quarter of 2001. The issuances by us of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

    1. We issued 450,000 shares of perpetual convertible preferred stock as further described in note 1 to the Unaudited Consolidated Financial Statements included elsewhere herein.

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

3(f)      Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock.*

3(g)      Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock.*

3(h)      Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current report on Form 8-K filed
          October 5, 2001).

3(i)      Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock
          Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals,
          Inc. Report on Form 8-K filed on October 5, 2001)

3(j)      Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America),
          Inc. Report on Form 10-Q for the quarter ended June 30, 1998).

Exhibit
Number                                         Description of Exhibit
-------                                        ----------------------

 3(k)   By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the
        quarter ended June 30, 1998).

 10(a)  Agreement dated September 28, 2001 among United Rentals, Inc., Apollo Investment Fund IV, L.P.,
        Apollo Overseas Partners IV, L.P., and Chase Equity Associates, L.P. relating to the exchange of
        Series A Perpetual Convertible Preferred Stock for Series C Perpetual Convertible Preferred Stock and
        Series B Perpetual Convertible Preferred Stock for Series D Perpetual Convertible Preferred Stock
        (incorporated by reference to Exhibit 10 to the United Rentals, Inc. Report on Form 8-K filed on
        October 5, 2001)

                                              (less than)/TC

   (b) Reports on Form 8-K:
       1. Form 8-K filed on July 27, 2001 (earliest event reported July 25,
          2001); Item 9 was reported.

       2. Form 8-K filed on October 5, 2001 (earliest event reported September 28, 2001); Item 5 was reported.

--------
* Filed herewith

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         UNITED RENTALS, INC.

             Dated: November 14, 2001  BY: /S/ MICHAEL J. NOLAN
                                       _________________________
                                       Michael J. Nolan
                                       Chief Financial Officer
                                       (Principal Financial
                                       Officer and
                                          Chief Accounting
                                          Officer)

                                       UNITED RENTALS (NORTH
             Dated: November 14, 2001  AMERICA), INC.

                                       By: /S/ MICHAEL J. NOLAN
                                       _________________________
                                       Michael J. Nolan
                                       Chief Financial Officer
                                       (Principal Financial
                                       Officer and
                                          Chief Accounting
                                          Officer)