Form 10-K
period 2001-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2002-03-29
CIK 1067701, 1047166

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

   For the fiscal year ended December 31, 2001.

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from ________________ to ________________

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

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 22, 2002, there were 75,420,254 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of such common stock held by non-affiliates of the registrant at March 22, 2002 was approximately $1,541.7 million. Such aggregate market value was calculated by using the closing price of such common stock as of such date on the New York Stock Exchange of $26.35. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

                            FORM 10-K REPORT INDEX

 10-K Part
and Item No.                                                                            Page No.
------------                                                                            --------

PART I
Item 1       Business..................................................................     1
Item 2       Properties................................................................     8
Item 3       Legal Proceedings.........................................................     9
Item 4       Submission of Matters to a Vote of Security Holders.......................     9

PART II
Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters.     9
Item 6       Selected Financial Data...................................................    10
Item 7       Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................    12
Item 7A      Quantitative and Qualitative Disclosures About Market Risk................    26
Item 8       Financial Statements and Supplementary Data...............................    27
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................    86

PART III
Item 10      Directors and Executive Officers of the Registrant........................    86
Item 11      Executive and Director Compensation.......................................    86
Item 12      Security Ownership of Certain Beneficial Owners and Management............    86
Item 13      Certain Relationships and Related Transactions............................    86

PART IV
Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    86

    Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "seek," "on-track," "plan," "intend" or "anticipate," or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 7--"Management's Discussion and Analysis of Financial Condition and Result of Operations--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I

    Unless otherwise indicated, the information under Items 1 and 2 is as of March 1, 2002.

Item 1.  Business

General

    United Rentals is the largest equipment rental company in the world. We offer for rent over 600 types of equipment--everything from heavy machines to hand tools--through our network of more than 740 rental locations in the United States, Canada and Mexico. Our customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2001, we served more than 1.4 million customers, completed over 8.4 million rental transactions and generated revenues of $2.9 billion.

    Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.6 billion. The fleet includes:

  . General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

  .   Aerial work platforms, such as scissor lifts and boom lifts;

  . General tools and light equipment, such as power washers, water pumps, heaters and hand tools;

  . Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems; and

  . Trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment.

    In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment and sell related merchandise, parts and service.

Industry Background

    We estimate that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to over $25 billion in 2000, representing a compound annual growth rate of approximately 14.5%. Industry data for 2001 is not yet available, but we expect that industry growth during the recession was significantly lower than the historical long-term growth rate. We believe that long-term industry growth, in addition to reflecting general economic expansion, is being driven by the increasing recognition by equipment users of the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:

  .   avoid the large capital investment required for equipment purchases;

  . access a broad selection of equipment and select the equipment best suited for each particular job;

  .   reduce storage and maintenance costs; and

  .   access the latest technology without investing in new equipment.

    While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other functions requiring the periodic use of equipment. The market for rental equipment is also benefiting from increased government funding for infrastructure projects.

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

  . serve customers that require substantial quantities and/or wide varieties of equipment.

    Significant Purchasing Power. We purchase large amounts of equipment, merchandise and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

    Operating Efficiencies. We benefit from the following operating efficiencies:

    Equipment Sharing Among Branches. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In 2001, the sharing of equipment among branches accounted for approximately 10.2%, or $226 million, of our total rental revenue.

    Ability to Transfer Equipment Among Branches. The size of our branch network allows us to transfer equipment from branches that may have underutilized equipment to branches that require additional equipment. For example, in 2001, we transferred $793 million of equipment among our branches.

    Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our more than 740 branches, such as payroll, accounts payable and credit and collection, into 18 credit offices and three service centers.

    State-of-the-Art Information Technology Systems. We have state-of-the-art information technology systems that facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share equipment among branches. We have an in-house team of approximately 100 information technology specialists that supports our systems.

    Geographic and Customer Diversity. We have more than 740 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. In 2001, we served more than 1.4 million customers and our top ten customers accounted for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations,

(2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

    National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. Our National Account team includes 34 professionals serving approximately 1,700 National Account customers. Our revenues from National Account customers increased more than 50%, to $372 million, in 2001 from $245 million in 2000. We estimate that these revenues will increase to approximately $450 million in 2002.

    Risk Management and Safety Programs. We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 41 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

    Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 59 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them--within budgetary guidelines--to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and other branch personnel is linked to their branch's financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage their fleet efficiently.

Strategy

    Key elements of our business strategy include:

    Continue to Increase Rental Revenues. Despite the recession, we increased total rental revenues in 2001 by 7.6% and same store rental revenues by 5.6%. We also added 300,000 new rental customers. We will continue to promote this growth by:

  . actively managing the composition and size of our fleet to meet customer needs, respond to local demand and adjust to changing economic conditions;

  .   promoting equipment sharing and cross-marketing of equipment specialties;

  .   focusing on providing outstanding customer service and support;

  . marketing our services to existing and potential National Account customers that can benefit from our ability to provide a broad selection of equipment and a consistently high level of service throughout
      North America; and

  . marketing our extensive fleet of specialized lines of equipment, including (1) aerial work platforms, (2) traffic control equipment and
      (3) trench safety equipment.

    Increase Merchandise Sales. We generated about $175 million of revenues in 2001 from our business of selling merchandise--such as drill bits, gloves, hard hats and safety equipment--that can be used with our equipment. Approximately 50% of our 2001 merchandise revenues were generated by less than 15% of our branch locations. Towards the end of 2001, we initiated efforts to encourage all of our branches to aggressively build this business. Our goal is to double the size of this business over the next two to three years.

    Continue to Control Expenses. We reduced selling, general and administrative expenses in 2001 by $12.6 million. We are seeking to continue to control these expenses in a number of ways, including further reducing administrative costs, further consolidating credit and collection centers and streamlining advertising.

    Selectively Open New Branches and Make Acquisitions. We intend to continue to selectively open new branches and make acquisitions that will expand our geographic reach, enhance our operating efficiency and increase our market share. In seeking acquisition candidates, we generally focus on those that will have the potential to be accretive to earnings.

    Continue Flexible Business Model. We have a flexible business model. When the economy is strong, we increase investment in our fleet to support strong revenue and earnings growth. During a recessionary environment, we reduce the rate at which we invest in new equipment, which increases free cash flow available to pay down debt. Although reducing fleet investment ages our fleet somewhat, we have the flexibility to do so because the fleet investment that we make during the up-part of the business cycle results in the age of our fleet being at the low end of our target range as we enter a downturn. In view of the recessionary environment, we reduced fleet investment in 2001. This enabled us to generate $346 million in free cash flow, after capital expenditures of $497 million, and to pay down almost $250 million of debt. We expect to pay down an additional $250 million of debt in 2002. As the economy improves, we will resume operating the business for significant revenue and earnings growth and again accelerate the rate at which we invest in new equipment to support aggressive growth.

Products and Services

    Our principal products and services are described below. For financial information concerning our foreign and domestic operations, see Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

    Equipment Rental. We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; traffic control equipment; trench safety equipment; and general tools and light equipment.

    Our fleet of rental equipment is the largest in the world and includes over 500,000 units having an original purchase price of approximately $3.6 billion. We estimate that each of the following categories accounted for 10% or more of our equipment rental revenues in 2001: (i) aerial lift equipment (approximately 29%), (ii) earth moving equipment (approximately 15%) and (iii) forklifts (approximately 11%).

    Our fleet of rental equipment, which currently has a weighted average age of 31 months, is one of the newest and best maintained in the industry. Based on the rate at which we expect to purchase new equipment and sell used equipment this year, we expect that the average age will increase to approximately 37 months in 2002. Over the longer term we plan to maintain the average age of our fleet in the 35 to 45 month range.

    Used Equipment Sales. We routinely sell used rental equipment and invest in new equipment in order to manage the age, composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the need to adjust fleet composition to meet customer requirements and local demand, and the age of the fleet.

    We principally sell used equipment through (1) our national sales force, which can access many resale markets across North America and (2) our web site (www.unitedrentals.com), which includes an online database of used equipment available for sale. We also dispose of our used equipment in other ways, including sales to used equipment dealers, sales through public auctions, and trade-ins to our vendors when we buy new equipment.

    New Equipment Sales. We are a dealer for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie Industries, Inc., JLG Industries, Inc., and SkyJack, Inc. (aerial lifts); Multiquip, Inc. (compaction equipment, generators, pumps and concrete equipment); Bomag and Wacker (compaction equipment); Sullair Corporation (compressors); Skytrak and Lull (rough terrain reach forklifts); Scattrak (skid-steer loaders and mini-excavators); Terex Corporation (off-road dump trucks and telehandlers); and Honda USA (pumps and generators). Typically, dealership agreements do not have a specific term and may be terminated at any time. The type of new equipment that we sell varies by location.

    Related Merchandise, Parts and Other Services. At most of our branches, we sell a variety of supplies and merchandise such as saw blades, fasteners, drill bits, hard hats, gloves and other safety equipment and we also offer repair and maintenance services and sell parts for equipment that is owned by our customers.

    Our Rentalman(TM) Software. We have a subsidiary that develops and markets Rentalman/TM/ software for use by equipment rental companies in managing and operating multiple branch locations. This software package developed by this subsidiary is used by many of the largest equipment rental companies.

Customers

    Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. Our largest customer accounted for approximately 1% of our revenues in 2001 and our top 10 customers accounted for less than 3% of our revenues in 2001.

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

  . industrial companies--such as manufacturers, chemical companies, paper mills, railroads, ship builders and utilities--that use equipment for plant maintenance, upgrades, expansion and construction;

  . municipalities that require equipment for a variety of purposes, such as traffic control and highway construction and maintenance; and

  . homeowners and other individuals that use equipment for projects that range from simple repairs to major renovations.

Sales and Marketing

    We market our products and services through multiple channels as described below.

    Sales Force. As of March 1, 2002, we had a total of 2,418 salespeople, including 1,171 store-based customer service representatives and 1,247 field-based salespeople. Our sales force calls on existing and potential customers and assists our customers in planning for their equipment needs.

    National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. The National

Account team closely coordinates its efforts with the local sales force in each area. Our National Account team currently includes 34 sales professionals.

    E-Rental Store(TM). Our customers can rent or buy equipment online 24 hours a day seven days a week at our E-Rental Store(TM), which is part of our web site. Our customers can also use our URdata(TM) application to access up-to-the-minute reports on their business activity with us.

    Advertising. We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.

Suppliers

    We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 31% of our equipment purchases in 2001, and that our top 10 largest suppliers accounted for approximately 87% of our equipment purchases during that period. We believe that we have alternative sources of supply for each of our material equipment categories.

Information Technology Systems

    We have advanced information technology systems, which facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our AS/400 system located at our data center. All rental transactions are entered at these workstations and processed on a real-time basis. Management and branch personnel can access the systems 24 hours a day.

    These systems:

  .   allow management to obtain a wide range of operating and financial data;

  . enable branch personnel to (1) determine equipment availability, (2) access all equipment within a geographic region and arrange for equipment to be delivered from anywhere in the region directly to the customer, (3) monitor business activity on a real-time basis and (4) obtain customized reports on a wide range of operating and financial data, including equipment utilization, rental rate trends, maintenance histories and customer transaction histories; and

  .   permit customers to access their accounts online.

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

Competition

    The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe that, in general, large companies enjoy significant competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand. For additional information, see "--Competitive Advantages."

Environmental and Safety Regulations

    There are numerous federal, state and local laws and regulations governing environmental protection and occupational health and safety. Under these laws, an owner or lessee of real estate may be liable on a no-fault basis for, among other things, (1) the costs of removal or remediation of hazardous or toxic substances located on, in, or emanating from, the real estate, as well as related costs of investigation and property damage and substantial penalties, and (2) environmental contamination at facilities where its waste is or has been disposed. Activities that are or may be affected by these laws include our use of hazardous materials to clean and maintain equipment and our disposal of solid and hazardous waste and wastewater from equipment washing. We also dispense petroleum products from underground and aboveground storage tanks located at certain locations, and at times we must remove or upgrade tanks to comply with applicable laws. We have acquired or lease certain locations, which have or may have been contaminated by leakage from underground tanks or other sources, and we are in the process of assessing the nature of the required remediation. Based on the conditions currently known to us, we believe that any unreserved environmental remediation and compliance costs required with respect to those conditions will not have a material adverse effect on our business. However, we cannot be certain that we will not identify adverse environmental conditions that are not currently known to us, that all potential releases from underground storage tanks removed in the past have been identified, or that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost.

Employees

    As of March 1, 2002, we had 13,606 employees. Of these employees, 3,935 are salaried personnel and 9,671 are hourly personnel. Collective bargaining agreements relating to 68 separate locations cover approximately 1,013 of our employees.

Item 2.  Properties

    We currently operate 741 locations. Of these locations, 662 are in the United States, 78 are in Canada and one is in Mexico. The number of locations in each state or province is shown below.

      United States

  . Alabama (11)               . Louisiana (8)            . Oklahoma (7)
  . Alaska (5)                 . Maine (3)                . Oregon (24)
  . Arizona (21)               . Maryland (19)            . Pennsylvania (16)
  . Arkansas (3)               . Massachusetts (11)       . Rhode Island (2)
  . California (102)           . Michigan (5)             . South Carolina (9)
  . Colorado (18)              . Minnesota (14)           . South Dakota (7)
  . Connecticut (10)           . Mississippi (2)          . Tennessee (7)
  . Delaware (5)               . Missouri (12)            . Texas (55)
  . Florida (36)               . Montana (2)              . Utah (9)
  . Georgia (22)               . Nebraska (5)             . Virginia (12)
  . Idaho (2)                  . Nevada (15)              . Washington (32)
  . Illinois (18)              . New Hampshire (2)        . Wisconsin (8)
  . Indiana (17)               . New Jersey (9)           . Wyoming (2)
  . Iowa (13)                  . New Mexico (5)
  . Kansas (5)                 . New York (19)
  . Kentucky (6)               . North Carolina (23)
                               . North Dakota (11)
                               . Ohio (13)

  Canada                       Mexico
  . Alberta (3)                . Nuevo Leon (1)
  . British Columbia (17)
  . Manitoba (2)
  . Newfoundland (9)
  . Ontario (34)
  . Quebec (11)
  . Saskatchewan (2)

    Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate equipment service areas and storage areas.

    We own 90 of our rental locations and lease the other locations. In addition to our rental locations we also lease non-rental locations, for example district offices, region offices and service centers. Our leases provide for varying terms and include 30 leases that are on a month-to-month basis and 30 leases that provide for a remaining term of less than one year and do not provide a renewal option. We are currently negotiating renewals for most of the leases that provide for a remaining term of less than one year.

    We maintain a fleet of approximately 13,000 vehicles. These vehicles are used for delivery, maintenance and sales functions. We own a portion of this fleet and lease a portion.

    Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 28,000 square feet under (1) a lease for approximately 12,000 square feet that extends until 2003 and (2) a lease for approximately 16,000 square feet that extends until 2004 (subject to extension rights).

Item 3.  Legal Proceedings

    We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

    During the fourth quarter of 2001, no matter was submitted to a vote of our security holders.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

    Our common stock trades on the New York Stock Exchange under the symbol "URI." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the New York Stock Exchange.

                                            High   Low
                                           ------ ------
                        2001:
                           First Quarter.. $19.44 $13.19
                           Second Quarter.  26.25  15.19
                           Third Quarter..  25.48  16.46
                           Fourth Quarter.  24.49  16.97
                        2000:
                           First Quarter.. $21.25 $13.75
                           Second Quarter.  19.69  13.25
                           Third Quarter..  24.13  17.38
                           Fourth Quarter.  24.31  12.00


    As of March 22, 2002, there were approximately 348 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker "street names."

Dividend Policy

    We intend to retain all earnings for the foreseeable future for use in the operation and expansion of our business and, accordingly, we currently have no plans to pay dividends on our common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of certain agreements governing our outstanding indebtedness, we are prohibited or restricted from paying dividends on our common stock. In addition, under Delaware law, we are prohibited from paying any dividends unless we have capital surplus or net profits available for this purpose.

PART II

Item 6.  Selected Financial Data

    You should read the following data together with our Consolidated Financial Statements and related Notes included elsewhere in this Report and
Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

    We completed a number of acquisitions during the periods presented below. We accounted for certain of these acquisitions, including our 1998 merger with U.S. Rentals, as poolings-of-interests. This means that, for accounting and financial reporting purposes, the acquired company is treated as having been combined with us at all times since the inception of the acquired company. Accordingly, we have restated our accounts to include the accounts of the businesses that we acquired in these pooling-of-interests transactions, except in one case where the transaction was not material. We accounted for our other acquisitions as purchases. This means that the results of operations of the acquired company are included in our financial statements only from the date of acquisition. We believe that our results for the periods presented below are not directly comparable because of the impact of the acquisitions accounted for as purchases. For additional information, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

                                                                                    Year Ended December 31
                                                                    -------------------------------------------------------
                                                                      1997       1998        1999       2000        2001
                                                                    --------  ----------  ---------- ----------  ----------
                                                                         (dollars in thousands, except per share data)
Income statement data:
Total revenues..................................................... $489,838  $1,220,282  $2,233,628 $2,918,861  $2,886,605
Total cost of revenues.............................................  340,546     796,834   1,408,710  1,830,291   1,847,135
                                                                    --------  ----------  ---------- ----------  ----------
Gross profit.......................................................  149,292     423,448     824,918  1,088,570   1,039,470
Selling, general and administrative expenses.......................   70,835     195,620     352,595    454,330     441,751
Restructuring charge...............................................                                                  28,922
Merger-related expenses............................................               47,178
Non-rental depreciation and amortization...........................   13,424      35,248      62,867     86,301     106,763
Termination cost of deferred compensation agreements...............   20,290
                                                                    --------  ----------  ---------- ----------  ----------
Operating income...................................................   44,743     145,402     409,456    547,939     462,034
Interest expense...................................................   11,847      64,157     139,828    228,779     221,563
Preferred dividends of a subsidiary trust..........................                7,854      19,500     19,500      19,500
Other (income) expense, net........................................   (2,021)     (4,906)      8,321     (1,836)      6,421
                                                                    --------  ----------  ---------- ----------  ----------
Income before provision for income taxes and extraordinary items...   34,917      78,297     241,807    301,496     214,550
Provision for income taxes.........................................   29,508      43,499      99,141    125,121      91,977
                                                                    --------  ----------  ---------- ----------  ----------
Income before extraordinary items..................................    5,409      34,798     142,666    176,375     122,573
Extraordinary items, net (1).......................................    1,511      21,337                             11,317
                                                                    --------  ----------  ---------- ----------  ----------
Net income......................................................... $  3,898  $   13,461  $  142,666 $  176,375  $  111,256
                                                                    ========  ==========  ========== ==========  ==========
Pro forma provision for income taxes before extraordinary items (2) $ 14,176  $   44,386
Pro forma income before extraordinary items (2)....................   20,741      33,911
Basic earnings before extraordinary items per share................ $   0.12  $     0.53  $     2.00 $     2.48  $     1.70
Diluted earnings before extraordinary items per share.............. $   0.11  $     0.48  $     1.53 $     1.89  $     1.30
Basic earnings per share (3)....................................... $   0.08  $     0.20  $     2.00 $     2.48  $     1.54
Diluted earnings per share (3)..................................... $   0.08  $     0.18  $     1.53 $     1.89  $     1.18

Other financial data:
Depreciation and amortization...................................... $ 95,521  $  211,158  $  343,508 $  414,432  $  427,726
Dividends on common stock..........................................       --          --          --         --          --

                                                                                   December 31
                                                               ----------------------------------------------------
                                                                 1997      1998       1999       2000       2001
                                                               -------- ---------- ---------- ---------- ----------
                                                                              (dollars in thousands)
Balance sheet data:
Cash and cash equivalents..................................... $ 72,411 $   20,410 $   23,811 $   34,384 $   27,326
Rental equipment, net.........................................  461,026  1,143,006  1,659,733  1,732,835  1,747,182
Goodwill, net(4)..............................................   73,648    922,065  1,853,279  2,215,532  2,199,774
Total assets..................................................  826,010  2,634,663  4,497,738  5,123,933  5,061,516
Total debt....................................................  264,573  1,314,574  2,266,148  2,675,367  2,459,522
Company-obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust.............................             300,000    300,000    300,000    300,000
Series A and B preferred stock(5).............................                        430,800    430,800
Stockholders' equity..........................................  446,388    726,230    966,686  1,115,143  1,625,510

--------
(1)The charge in 1997 resulted from the prepayment of certain debt by U.S. Rentals. The charge in 1998 resulted from the early extinguishment of certain debt and primarily reflected prepayment penalties on certain debt of U.S. Rentals. The charge in 2001 resulted from the refinancing of certain debt and primarily reflected the write-off of deferred financing fees.
(2)U.S. Rentals was taxed as a Subchapter S Corporation until its initial public offering in February 1997, and another company that we acquired in a pooling-of-interests transaction was taxed as a Subchapter S Corporation until being acquired by us in 1998. In general, the income or loss of a Subchapter S Corporation is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma provision for income taxes before extraordinary items and pro forma income before extraordinary items reflect a provision for income taxes as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented.
(3)Our earnings during 1997 were impacted by $20.3 million ($0.40 per diluted share) of expenses relating to the termination of certain deferred compensation expenses in connection with U.S. Rentals' initial public offering, a $7.5 million ($0.15 per diluted share) charge to recognize deferred tax liabilities of U.S. Rentals and an extraordinary item (net of income taxes) of $1.5 million ($0.03 per diluted share). Our earnings during 1998 were impacted by merger-related expenses of $47.2 million ($33.2 million net of taxes or $0.45 per diluted share), a $4.8 million ($0.07 per diluted share) charge to recognize deferred tax liabilities of a company acquired in a pooling-of-interests transaction and an extraordinary item (net of income taxes) of $21.3 million ($0.30 per diluted share). Our earnings during 1999 were impacted by $18.2 million ($10.8 million net of taxes or $0.12 per diluted share) of expenses incurred related to a terminated tender offer. Our earnings during 2001 were impacted by a restructuring charge of $28.9 million ($19.2 million net of taxes or $0.20 per diluted share), a $7.8 million ($5.2 million net of taxes or $0.06 per diluted share) charge, recorded in other expense, relating to refinancing costs of a synthetic lease and an extraordinary item (net of income taxes) of $11.3 million ($0.12 per diluted share).
(4)Goodwill is defined as the excess of cost over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over forty years. Beginning January 1, 2002, in accordance with the adoption of a new accounting standard, goodwill will no longer be amortized. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Changes in Accounting Treatment for Goodwill and Other Intangible Assets" and Note 2 to the Notes to Consolidated Financial Statements included elsewhere in this Report.
(5)We issued series A and B perpetual convertible preferred stock in 1999 and included such preferred stock in stockholders' equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders' equity. Under this guidance, the series A and B preferred would not be included in stockholders' equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, we entered into an agreement effecting the exchange of new series C and D perpetual convertible preferred stock for the series A and B preferred. The series C and D preferred is not subject to mandatory redemption on a hostile change of control, and is included in stockholders' equity under the recent SEC guidance. The effect of the foregoing is that our perpetual convertible preferred stock is included in stockholders' equity as of September 28, 2001 and thereafter, but is outside of stockholders' equity for earlier dates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    We are the largest equipment rental company in the world. Our revenues are divided into three categories:

  . Equipment rentals--This category includes our revenues from renting equipment. This category also includes related revenues such as the fees we charge for equipment delivery, fuel, repair of rental equipment and damage waivers.

  . Sales of rental equipment--This category includes our revenues from the sale of used rental equipment.

  . Sales of equipment and merchandise and other revenues--This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of supplies and merchandise, (iv) repair services and the sale of parts for equipment owned by customers, and (v) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

    Our cost of operations consists primarily of: (i) depreciation costs relating to the rental equipment that we own and lease payments for the rental equipment that we hold under operating leases, (ii) the cost of repairing and maintaining rental equipment, (iii) the cost of the items that we sell including new and used equipment and related parts, merchandise and supplies and (iv) personnel costs, occupancy costs and supply costs.

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

    Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and
(iii) the amortization of goodwill and other intangible assets . Goodwill represents the excess of the purchase price of acquired companies over the estimated fair market value of the net assets acquired. As described below, effective January 1, 2002, we will no longer amortize goodwill. Our other intangible assets are principally non-compete agreements.

    We completed acquisitions in each of 1999, 2000 and 2001. See Note 3 to the Notes to our Consolidated Financial Statements included elsewhere in this Report. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not directly comparable.

Change in Accounting Treatment for Goodwill and Other Intangible Assets

    Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" issued by the Financial Accountants Standards Board ("FASB"). Under this standard, our goodwill, which we previously amortized over 40 years, will no longer be amortized. We amortized $58.4 million of goodwill in 2001. Our approximately $15.8 million of other intangible assets, which consist of non-compete agreements, will continue to be amortized over their estimated useful lives. We will be required to review our goodwill for impairment during the first six months of 2002 and at least annually thereafter. In general, this means that we must determine whether the fair value of the goodwill, determined in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill falls below the recorded value, we will be required to write-off the excess goodwill and to treat this write-off as an expense. We are currently performing the initial impairment analysis required by the new accounting standard and estimate that we will record a non-cash charge in the first quarter of 2002 of approximately $350 million. This charge will be recorded on the income statement as a "Cumulative Effect of Change in Accounting Principle" and will reduce our stockholders' equity by the amount of the charge.

Critical Accounting Policies

    We prepare our financial statements in accordance with accounting principles generally accepted in the United States. A summary of our significant accounting policies is contained in Note 2 to the Notes to our Consolidated Financial Statements included elsewhere in this Report. In applying many accounting principles, we need to make assumptions, estimates and/or judgments. These assumptions, estimates and judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and judgments have the potential to materially alter our results of operations. We have identified below those of our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and judgments.

    Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

    Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value of 0% to 10% of cost. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

    Impairment of Goodwill. As described above, we must periodically determine whether the fair value of our goodwill is at least equal to the recorded value shown on our balance sheet. See "Change in Accounting Treatment for Goodwill and Other Intangible Assets." We must make estimates and assumptions in evaluating the fair value of goodwill. We may be required to change these estimates and assumptions based on changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to record impairment charges for goodwill not previously recorded.

    Restructuring. During 2001, we recorded reserves in connection with the restructuring plan described below. These reserves include estimates pertaining to workforce reduction costs and costs of vacating facilities and related settlements of contractual obligations. Although we do not anticipate significant changes, the actual costs may differ from these estimates and we may be required to record additional expense not previously recorded.

Restructuring Plan in 2001

    During 2001, we adopted a restructuring plan involving the following principal elements: (i) 31 underperforming branches were closed or consolidated with other locations; (ii) five administrative offices were closed or consolidated with other locations; (iii) the reduction of our workforce by 489 through the termination of branch and administrative personnel (including 440 terminated as of December 31, 2001) and (iv) certain information technology hardware and software was no longer used.

    The aggregate annual revenues from the 31 branches that were eliminated amounted to approximately $82 million. We expect that we will retain approximately $54 million of this revenue by shifting the business of some of the closed branches to other locations. We estimate that we will realize annual cost savings from the branch closures of approximately $33 million.

    We recorded, in the second quarter of 2001, a restructuring charge of approximately $28.9 million relating to the restructuring plan described above. During 2001, total activity was approximately $21.9 million consisting of approximately $11.0 million of cash payments and approximately $10.9 million of non-cash charges. Of the remaining $7.0 million of this charge, approximately $3.6 million will be paid by December 31, 2002 and approximately $3.4 million will be paid in future periods.

    The restructuring charge includes: (1) the cost of vacating facilities, primarily the payment of obligations under leases offset by estimated sublease opportunities ($9.9 million); the write-off of capital improvements made to such facilities ($2.8 million) and the write-off of related goodwill ($5.6 million); (2) workforce reduction costs, primarily severance, and (3) information technology costs comprised of the abandonment of certain information technology projects ($2.5 million) and the payment of obligations under equipment leases relating to such projects ($2.5 million). The table below provides certain information concerning the restructuring charge:

                                                                Balance
                                        Amount of  Activity   December 31,
     Components of Restructuring Charge  Charge   in 2001 (1)   2001 (2)
     ---------------------------------- --------- ----------- ------------
         Cost to vacate facilities.....  $18,291    $14,753      $3,538
         Workforce reduction costs.....    5,666      3,611       2,055
        Information technology costs...    4,965      3,548       1,417
                                         -------    -------      ------
             Total.....................  $28,922    $21,912      $7,010
                                         =======    =======      ======

--------
(1)Represents the non-cash component of the charge plus the cash component that was paid through December 31, 2001.
(2)Represents the portion of the cash component of the charge that had not been paid as of December 31, 2001.

Debt Refinancing and Extraordinary Item

    We refinanced an aggregate of $1,695.7 million of indebtedness and other obligations in April 2001, as described under "--Liquidity and Capital Resources--Financing Transactions in 2001." We recorded the following charges relating to this refinancing in the second quarter of 2001: (i) a pre-tax extraordinary charge of $18.1 million ($11.3 million, net of tax) that relates to the refinancing of indebtedness and primarily reflects the write-off of deferred financing fees and (ii) a pre-tax charge of $7.8 million ($5.2 million, net of tax) that is recorded in other (income) expense, net, and relates to the refinancing of a synthetic lease.

Results of Operations

  General Overview of 2001

    Our revenues were $2,886.6 million in 2001 compared with $2,918.9 million in 2000. The 1.1% decrease in 2001 revenues was due to lower sales of used rental equipment. As further described below, in response to the recession, we slowed investment in new equipment and held existing equipment longer. Our other revenue categories increased in 2001. Rental revenues increased 7.6% and revenues from "sale of equipment, and merchandise and other revenues" increased 2.4%. Growth in rental revenues at locations open more than one year, or same store rental revenues, was 5.6% for 2001 and 3.0% in the fourth quarter of 2001. Rental rates for 2001 and the fourth quarter of 2001 were down 0.8% and 1.1%, respectively, compared to the corresponding prior year periods.

    In response to weakness in the economy, we slowed investment in new equipment and held existing equipment longer. This enabled us to increase free cash flow and repay debt. We generated approximately $346 million of free cash flow in 2001, after capital expenditures of approximately $497 million, and used a portion of this cash to pay down approximately $247 million of debt and synthetic lease obligations. Because we slowed our sale of used equipment, our revenues from the sales of rental equipment was down $200.6 million, or 57.7%, in 2001. Prices for used equipment were somewhat lower in the second half of 2001 than at the beginning of 2001.

    The decrease in revenues from sales of rental equipment and the $28.9 million restructuring charge described above are the principal reasons for the decrease in our operating income to $462.0 million in 2001 from $547.9 million in 2000. This decrease in operating income and the $7.8 million pre-tax charge described above relating to the refinancing of a synthetic lease are the principal reasons for the decrease in our income before extraordinary item to $122.6 million in 2001 from $176.4 million in 2000.

    If the economy improves, we should have the potential to increase same store revenue growth. However, we believe that our results will not reflect the effects of a strengthening economy until the second half of 2002 at the earliest. In addition, as described above under "--Change in Accounting Treatment for Goodwill and Other Intangible Assets," we expect to incur a charge in the first quarter associated with a change in accounting treatment. Even without that charge, which will depress first quarter earnings, we would not expect an increase in earnings per share for 2002 over 2001 levels (other than earnings increases attributable to elimination of goodwill amortization under the new accounting treatment).

Additional Information

   Years Ended December 31, 2001 and 2000

    Revenues. We had total revenues of $2,886.6 million in 2001, representing a decrease of 1.1% from total revenues of $2,918.9 million in 2000. The different components of our revenues are discussed below:

    1. Equipment Rentals. Our revenues from equipment rentals was $2,212.9 million 2001, representing an increase of 7.6% from $2,056.7 million in 2000. These revenues accounted for 76.7% of our total revenues in 2001 compared with 70.5% of our total revenues in 2000. The increase in rental revenues reflected the following:

  . We increased our revenues at locations open more than one year. This increase accounted for approximately 5.6 percentage points of the total increase of 7.6%. The increase in revenues at these locations was due to an increase in the volume of transactions, which was more than sufficient to offset a decline in rental rates. As described above, rental rates for full year 2001 and fourth quarter 2001 were down 0.8% and 1.1%, respectively, compared to the corresponding year ago periods.

  . We also had additional revenues because we added new rental locations through start-ups and acquisitions. These additional revenues, net of revenues lost due to locations sold or closed, accounted for approximately 2.0 percentage points of the total increase of 7.6%.

    2. Sales of Rental Equipment. Our revenues from the sale of rental equipment were $147.1 million in 2001, representing a decrease of 57.7% from $347.7 million in 2000. These revenues accounted for 5.1% of our total revenues in 2001 compared with 11.9% of our total revenues in 2000. This decrease principally reflected our decision discussed above to slow investment in new equipment and hold existing equipment longer during a recessionary environment.

    3. Sales of Equipment and Merchandise and Other Revenues. Our revenues from "sale of equipment, and merchandise and other revenues" were $526.6 million in 2001, representing an increase of 2.4% from $514.5 million in 2000. These revenues accounted for 18.2% of our total revenues in 2001 compared with 17.6% of our total revenues in 2000. The 2.4% increase in sales of equipment and merchandise and other revenues was attributable to the increase in the volume of transactions.

    Gross Profit. Our gross profit decreased to $1,039.5 million in 2001 from $1,088.6 million in 2000. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below from equipment rental and the sales of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

    1. Equipment Rentals. Our gross profit margin from equipment rental revenues was 37.9% in 2001 and 39.9% in 2000. The decrease in 2001 principally reflected: (i) an increase in our cost of equipment rental, which was principally attributable to an increase in the amount of equipment that we hold under operating leases rather than owning, and (ii) the decrease in rental rates described above.

    2. Sales of Rental Equipment. Our gross profit margin from the sales of rental equipment was 39.7% in 2001 and 40.1% in 2000. This decrease was primarily the result of modest price declines in some geographic areas.

    3. Sales of Equipment and Merchandise and Other Revenues. Our gross profit margin from "sales of equipment and merchandise and other revenues" was 27.1% in 2001 and 24.9% in 2000. The increase in the gross profit margin in 2001 primarily reflected: (i) lower costs resulting from our ongoing efforts to consolidate our suppliers and further capitalize on our purchasing power and
(ii) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as providing services and merchandise sales.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A) were $441.8 million, or 15.3% of total revenues, during 2001 and $454.3 million, or 15.6% of total revenues, during 2000. The decrease in SG&A in 2001 primarily reflected cost-cutting measures that we have taken, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities. We are seeking to continue to cut costs in a number of ways, including further reducing administrative costs, further consolidating credit and collection centers and streamlining advertising.

    Restructuring Charge. We recorded a restructuring charge of $28.9 million in 2001. See "--Restructuring Plan in 2001" for additional information.

    Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $106.8 million, or 3.7% of total revenues, in 2001 and $86.3 million, or 3.0% of total revenues, in 2000. The increase in the dollar amount of non-rental depreciation and amortization in 2001 primarily reflected (1) the amortization of goodwill attributable to acquisitions completed during 2000 and
(2) additional non-rental vehicles which generally have shorter useful lives.

    Interest Expense. Interest expense decreased to $221.6 million in 2001 from $228.8 million in 2000. This decrease primarily reflected lower interest rates on our variable rate debt.

    Preferred Dividends of a Subsidiary Trust. During 2001 and 2000, preferred dividends of a subsidiary trust were $19.5 million.

    Other (Income) Expense. Other expense was $6.4 million in 2001 compared with other income of $1.8 million in 2000. The increase in other expense in 2001 was primarily attributable to the $7.8 million charge we incurred relating to the refinancing costs of a synthetic lease as described under "--Debt Refinancing and Extraordinary Item."

    Income Taxes. Income taxes were $92.0 million, or an effective rate of 42.9%, in 2001 compared to $125.1 million, or an effective rate of 41.5%, in 2000. The increase in the effective rate in 2001 was primarily attributable to the non-deductibility for income tax purposes of certain costs included in the restructuring charge.

    Extraordinary Item. We recorded an extraordinary charge of $18.1 million ($11.3 million, net of tax) in 2001. See "--Debt Refinancing and Extraordinary Item" for additional information.

   Years Ended December 31, 2000 and 1999

    Revenues. We had total revenues of $2,918.9 million in 2000, representing an increase of 30.7% over total revenues of $2,233.6 million in 1999. Our revenues in 2000 and 1999 by source were as follows: (i) equipment rental revenues were $2,056.7 million, or 70.5% of revenues, in 2000 compared to $1,581.0 million, or 70.8% of revenues, in 1999; (ii) revenues from the sale of rental equipment were $347.7 million, or 11.9% of revenues, in 2000 compared to $235.7 million, or 10.6% of revenues, in 1999; and (iii) revenues from "sales of equipment and merchandise and other revenues" were $514.5 million, or 17.6% of revenues, in 2000 compared to $416.9 million, or 18.7% of revenues, in 1999.

    The 30.7% increase in total revenues in 2000 reflected the following:

  . We increased our revenues at locations open more than one year. This increase accounted for approximately 12.9 percentage point of the total increase of 30.7%. This same store growth was attributable to (i) increases in the volume of transactions and utilization rates, which accounted for 10.9 of the 12.9 percentage points, and (ii) price increases, which accounted for 2.0 of the 12.9 percentage points. The increase in volume primarily reflected (a) an increase in rental transactions, (b) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental transactions and (c) an increase in the sale of used equipment.

  . We also had additional revenues because we added new rental locations through start-ups and acquisitions. These additional revenues, net of revenues lost due to locations sold or closed, accounted for approximately 17.8 percentage point of the total increase of 30.7%.

    Gross Profit. Gross profit increased to $1,088.6 million in 2000 from $824.9 million in 1999. This increase in gross profit was primarily attributable to the increase in revenues described above. Our gross profit margin by source of revenue in 2000 and 1999 was: (i) equipment rental (39.9% in 2000 and 39.4% in 1999); (ii) sales of rental equipment (40.1% in 2000 and 42.0% in 1999); and (iii) sales of equipment and merchandise and other revenues (24.9% in 2000 and 24.6% in 1999). The increase in the gross profit margin from rental revenues in 2000 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in 2000 reflected a change in the age mix of the used equipment sold. In general, the sale of relatively new equipment generates lower gross profit margins than the sale of somewhat older equipment.

    Selling, General and Administrative Expenses. SG&A was $454.3 million, or 15.6% of total revenues, during 2000 and $352.6 million, or 15.8% of total revenues, during 1999. SG&A in 1999 included an $8.3 million charge primarily due to professional fees incurred in connection with a terminated tender offer. Excluding this charge, SG&A as a percentage of revenues was 15.4% in 1999.

    Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $86.3 million, or 3.0% of total revenues, in 2000 and $62.9 million, or 2.8% of total revenues, in 1999.

    Interest Expense. Interest expense increased to $228.8 million in 2000 from $139.8 million in 1999. This increase primarily reflected (i) an increase in our indebtedness, principally to fund acquisitions, and (ii) an increase in the interest rates applicable to our variable rate debt.

    Preferred Dividends of a Subsidiary Trust. During 2000 and 1999, preferred dividends of a subsidiary trust were $19.5 million.

    Other (Income) Expense. Other income was $1.8 million in 2000 compared to $8.3 million of other expense in 1999. The other expense in 1999 was attributable to a $9.9 million charge that principally related to fees that we paid for a $2.0 billion financing commitment that was subsequently cancelled upon termination of a tender offer made by us in 1999.

    Income Taxes. Income taxes increased to $125.1 million, or an effective rate of 41.5%, in 2000 from $99.1 million, or an effective rate of 41.0%, in 1999.

Liquidity and Capital Resources

Financing Transactions in 2001

    Set forth below is information concerning certain financing transactions completed in 2001:

    Refinancing Transaction. In April 2001, we refinanced all of the indebtedness that was then outstanding on our old revolving credit facility and term loans. In order to effect this refinancing, we:

  .   issued $450.0 million of 10 3/4% Senior Notes Due 2008 (the "103/4%
      Notes");

  . obtained a new senior secured credit facility comprised of a $750.0 million term loan and a $750.0 million revolving credit facility; and

  . used the proceeds from the 103/4% Notes, the new term loan and borrowings under the new revolving credit facility to (i) permanently repay the outstanding balance under our old revolving credit facility ($476.0 million); (ii) repay outstanding term loans ($1,188.5 million) and (iii) repay an outstanding synthetic lease ($31.2 million).

    Receivables Securitization.   We have an accounts receivable securitization
facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. During 2001, this subsidiary increased its outstanding borrowings under this facility by $101.5 million. For additional information, see "--Certain Information Concerning Receivables Securitization."

Certain Balance Sheet Changes

    The decrease in debt at December 31, 2001 compared to December 31, 2000 was attributable to increased principal payments due to increased cash flow from operations during 2001. The increase in additional paid in capital at December 31, 2001 compared to December 31, 2000 was primarily attributable to our perpetual convertible preferred stock being included in Stockholders' Equity on the December 31, 2001 balance sheet but not on the December 31, 2000 balance sheet (see Note 2 to Notes to Consolidated Financial Statements included elsewhere in this Report).

Sources and Uses of Cash

    During 2001, we (i) generated cash from operations of approximately $696.7 million, and (ii) generated cash from the sale of rental equipment of approximately $147.1 million. We used cash during this period principally to
(i) pay consideration for acquisitions and settle certain outstanding liabilities due to former owners of businesses that we acquired (approximately $54.8 million), (ii) purchase rental equipment (approximately $449.8 million),
(iii) purchase other property and equipment (approximately $47.5 million), (iv) repay debt and a synthetic lease obligation (approximately $247.0 million), (v) purchase and retire shares of our outstanding common stock (approximately $14.3 million, net of proceeds from option exercises), and (vi) pay financing fees related to the refinancing of certain of our debt (approximately $29.0 million).

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

    As of December 31, 2001, borrowings under the revolving credit facility by URI accrue interest, at our option, at either (A) the ABR Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank's prime rate) plus a margin of 1.25% or (B) an adjusted LIBOR rate plus a margin of 2.25%. The above interest rate margins are adjusted quarterly based on our financial leverage ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively. If at any time an event of default exists, the interest rate applicable to each loan will increase by 2% per annum. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

Certain Information Concerning Receivables Securitization

    We have an accounts receivable securitization facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. The borrowings under the facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on our consolidated balance sheet. Key terms of this facility include:

  . borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

  . the facility is structured so that the receivables in the collateral pool are the lenders only source of repayment;

  . prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings; and

  . after expiration or early termination of the facility, we will repay the borrowings.

    As of December 31, 2001, (i) the outstanding borrowings under the facility were approximately $201.5 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $337.6 million. The agreement governing this facility, which was amended in June 2001, contemplates that the term of the facility may extend for up to three years from the date of the amended facility. However, on each anniversary of such date, the consent of the lender is required for the facility to renew for the next year. The next anniversary date is in June 2002. We plan to seek the lender's approval for renewal.

Certain Information Concerning Operating Leases

    From time to time we have entered into operating leases pursuant to which we lease, as lessee, equipment or real estate. Certain of these leases were entered into as part of sale and lease-back transactions. In 2001, we were the seller-lessee in sale-leaseback transactions with unrelated third parities in which we sold rental equipment and real estate for aggregate proceeds of $51.0 million. For additional information concerning lease payment obligations under our operating leases, see "-Certain Information Concerning Contractual Obligations" and Note 14 to the Notes to our Consolidated Financial Statements included elsewhere in this Report.

Certain Information Concerning Trust Preferred Securities

    In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") for aggregate consideration of $300 million. During 2002, we repurchased 335,000 of these shares (having an aggregate liquidation preference of approximately $16.8 million) for aggregate consideration of approximately $11.5 million.

Relationship Between Holdings and URI

    United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI's payments to Holdings are reflected on URI's financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on the Trust Preferred Securities that were issued by a subsidiary trust of Holdings as described above .

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

Cash Requirements Related to Operations

    Our principal existing sources of cash are cash generated from operations and borrowings available under our revolving credit facility. As of March 12, 2002, we had $502.6 million of borrowing capacity available under our $750 million revolving credit facility (reflecting outstanding loans of approximately $167.5 million and outstanding letters of credit in the amount of approximately $79.9 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

    We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service and (v) costs relating to the restructuring charge. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we plan to seek additional financing through the securitization of certain of our equipment.

    As described above, the annual renewal of our accounts receivable securitization facility requires the lender's consent. If we do not obtain this consent, then the facility will terminate in June 2002 and we will repay the borrowings thereunder. In addition, we are required to make principal payments of approximately $21.3 million in 2002 in respect of other indebtedness. We may also elect to repay debt that is not due.

    The amount of our capital expenditures during 2002 will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for the year 2002 will be approximately $435 million for our existing operations. These expenditures are comprised of approximately (i) $280 million of expenditures to replace rental equipment sold, (ii) $115 million of discretionary expenditures to increase the size of our rental fleet and (iii) $40 million of expenditures for the purchase of non-rental equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

    We estimate that the weighted average age of our rental fleet, which currently is approximately 31 months, will increase up to approximately 37 months in 2002 as a result of the rate at which we purchase new equipment and sell used equipment. We ultimately plan to maintain an average age ranging from 35 to 45 months.

    While emphasizing internal growth, we may also continue to expand through a disciplined acquisition program. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash described above are not sufficient to fund such future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or the ownership of existing stockholders may be diluted as we implement our growth strategy. There can be no assurance, however, that any additional financing will be available or, if available, will be on terms that are satisfactory to us.

    For information on amounts due under operating leases in 2002, see "--Certain Information Concerning Operating Lease."

Certain Information Concerning Contractual Obligations

    The table below provides certain information concerning the payments coming due under our existing contractual obligations described in the footnotes below:

                        2002         2003     2004     2005     2006   Thereafter   Total
                      ---------    -------- -------- -------- -------- ---------- ----------
                                                  (in thousands)
Debt (1)............. $222,784(3)  $ 16,013 $ 25,088 $  8,351 $254,071 $1,933,215 $2,459,522
Operating leases (2):
 Real estate.........    61,139      57,356   52,955   45,573   41,081    125,506    383,610
 Rental equipment....    84,486      72,813   69,346   57,551   48,199         23    332,418
 Other equipment.....    24,314      22,131   16,733    4,973      334                68,485
                      ---------    -------- -------- -------- -------- ---------- ----------
Total................ $ 392,723    $168,313 $164,122 $116,448 $343,685 $2,058,744 $3,244,035
                      =========    ======== ======== ======== ======== ========== ==========

--------
(1)Represents the scheduled maturities of our debt for each of the next five years and thereafter as of December 31, 2001. For additional information on our debt, see Note 8 to the Notes to Consolidated Financial Statements included elsewhere in this Report.
(2)Represents the future minimum lease payments under our noncancellable operating leases with initial or remaining terms of one year or more for each of the next five years and thereafter as of December 31, 2001. For additional information on our operating leases, see Note 14 to the Notes to Consolidated Financial Statements included elsewhere in this Report.
(3)Includes $201.5 million that is payable should our accounts receivable securitization facility terminate in 2002. As described under "--Certain Information Concerning Receivables Securitization,'' subject to lender's consent being obtained, the term of this facility will be extended. Extension of the facility in 2002 would reduce the debt payable in 2002 from $222.8 million to $21.3 million and increase by a corresponding amount the debt payable in the year during which the extended facility terminates.

Fluctuations in Operating Results

    We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed under "--Factors that May Influence Future Results and Accuracy of Forward Looking Statements--Fluctuations of Operating Results."

Accounting For Certain Expenses Relating to Potential Acquisitions

    In accordance with accounting principles generally accepted in the United States, we capitalize certain direct out-of-pocket expenditures (such as legal and accounting fees) relating to potential or pending acquisitions. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. Our policy is to charge against earnings any capitalized expenditures relating to any potential or pending acquisition that we determine will not be consummated. There can be no assurance that in future periods we will not be required to incur a charge against earnings in accordance with such policy, which charge, depending upon the magnitude thereof, could adversely affect our results of operations.

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

Impact of Recently Issued Accounting Standards

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This standard addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Effectve July 1, 2001, the Company adopted SFAS No. 141.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This standard is effective for fiscal years beginning after December 15, 2001. However, this standard is immediately effective in cases where goodwill and other intangible assets are acquired after June 30, 2001. Under this standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. For additional information, see "Change in Accounting Treatment For Goodwill and Other Intangible Assets."

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on our consolidated financial position or results of operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

    Our equipment is principally used in connection with construction and industrial activities. Consequently, decreases in construction or industrial activity due to a recession or other reasons may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our revenues and operating results. For example, as discussed above, we expect that until the economy strengthens our same store rental revenues and pricing will be down on a year-over-year basis due to the current recessionary environment.

    We have identified below certain factors that may cause a further downturn in construction and industrial activity, either temporarily or long-term:

  .   a continuation or a worsening of the current recessionary environment;

  .   an increase in interest rates; or

  . adverse weather conditions which may temporarily affect a particular region.

    In addition, demand for our equipment may not reach projected levels in the event that funding for highway and other construction projects under government programs, such as the Transportation Equity Act for the 21st Century ("TEA-21") does not reach expected levels. A recent proposal by the President would, if enacted by Congress, reduce TEA-21 spending by up to approximately $8.6 billion beginning in late 2002.

Fluctuations of Operating Results

    We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

  . seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

  .   completion of acquisitions;

  . changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

  . changes in the size of our rental fleet or in the rate at which we sell our used equipment;

  . changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

  .   changes in the interest rates applicable to our floating rate debt;

  . if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; and

  . the possible need, from time to time, to take other write-offs or special charges due to a variety of occurrences, such as the adoption of new accounting standards, store consolidations or closings or the refinancing of existing indebtedness.

Substantial Indebtedness

    At December 31, 2001, our total indebtedness was approximately $2,459.5 million. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

    We cannot be sure that any of these strategies could be effected on favorable terms or at all.

    A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2001, we had $1,017.2 million of variable rate indebtedness.

Dependence on Additional Capital

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

Substantial Goodwill

    At December 31, 2001, we had on our balance sheet net goodwill in the amount of $2,199.8 million, which represented approximately 43.5% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair market value of the net assets of those businesses. If the fair value of the goodwill, determined in accordance with applicable accounting standards, were to fall below the recorded value shown on the balance sheet, we would be required to write off the excess goodwill. Any write-off would adversely affect our results. For information concerning a charge relating to goodwill that we expect to take in the first quarter of 2002, see "--Change in Accounting Treatment For Goodwill and Other Intangible Assets."

Dependence on Management

    Our success is highly dependent on the experience and skills of our senior management team. If we lose the services of any member of this team and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy. We do not maintain "key man" life insurance on the lives of members of senior management.

Competition

    The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations, regional competitors which operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. In addition, equipment manufacturers may commence or increase their existing efforts relating to renting and selling equipment directly to our customers or potential customers. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the prices that we can charge.

Dependence on Information Technology Systems

    Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

Liability and Insurance

    We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

  . our coverage is subject to a deductible of $1.0 million and limited to a maximum of $98.0 million per occurrence;

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

Labor Matters

    We have 1,013 employees that are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

Operations Outside the United States

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

    Interest Rate Risk. We periodically utilize interest rate swap agreements to manage and mitigate our exposure to changes in interest rates. At December 31, 2001, we had interest rate protection in the form of swap agreements with an aggregate notional amount of $500.0 million. The effect of some of these agreements is to limit the interest rate exposure to 9.5% on $200.0 million of our term loan. The effect of the remainder of these agreements is to convert $300.0 million of our fixed rate 9 1/4% Notes to a floating rate instrument through 2009.

    We have the following indebtedness that bears interest at a variable rate:
(i) all borrowings under our $750 million revolving credit facility ($71.3 million outstanding as of December 31, 2001); (ii) our term loan ($744.4 million remaining outstanding as of December 31, 2001); and (iii) all borrowings under our $250 million accounts receivable securitization facility ($201.5 million outstanding as of December 31, 2001). The weighted average interest rates applicable to our variable rate debt as of December 31, 2001 were (i) 4.5% for the revolving credit facility, (ii) 5.3% for the term loan and (iii) 2.6% for the receivables securitization facility. Based upon the amount of variable rate debt outstanding, taking into account our interest rate swap agreements, as of December 31, 2001 (approximately $1.12 billion in the aggregate), our net income would decrease by approximately $6.8 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facility from time to time. For additional information concerning the terms of our variable rate debt, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

    Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the current level of our Canadian operations, a 10% change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. At December 31, 2001, we had no outstanding foreign exchange contracts. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.  Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
(1) Consolidated Financial Statements:
   Report of Independent Auditors...........................................................  28
   United Rentals, Inc. Consolidated Balance Sheets--December 31, 2001 and 2000.............  29
   United Rentals, Inc. Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................................................  30
   United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2001, 2000 and 1999.......................................................  31
   United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................................................  32
   Notes to Consolidated Financial Statements...............................................  34
   Report of Independent Auditors...........................................................  66
   United Rentals (North America), Inc. Consolidated Balance Sheets--December 31, 2001
     and 2000...............................................................................  67
   United Rentals (North America), Inc. Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.................................................  68
   United Rentals (North America), Inc. Consolidated Statements of Stockholder's Equity for
     the years ended December 31, 2001, 2000 and 1999.......................................  69
   United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.................................................  70
   Notes to Consolidated Financial Statements...............................................  71
(2) Financial Statement Schedules:
   Report of Independent Auditors on Financial Statement Schedules..........................  80
   Schedule I Condensed Financial Information of the Registrant.............................  81
   Schedule II Valuation and Qualifying Accounts............................................  85

    Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc.

    We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the management of United Rentals, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

MetroPark, New Jersey
February 19, 2002

                             UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31
                                                                                --------------------------------
                                                                                       2001             2000
                                                                                   ----------       ----------
                                                                                (In thousands, except share data)
ASSETS
Cash and cash equivalents......................................................... $   27,326       $   34,384
Accounts receivable, net of allowance for doubtful accounts of $47,744 in 2001 and
  $55,624 in 2000.................................................................    450,273          469,594
Inventory.........................................................................     85,764          133,380
Prepaid expenses and other assets.................................................    133,217          104,493
Rental equipment, net.............................................................  1,747,182        1,732,835
Property and equipment, net.......................................................    410,053          422,239
Goodwill, net of accumulated amortization of $161,570 in 2001 and
  $103,219 in 2000................................................................  2,199,774        2,215,532
Other intangible assets, net......................................................      7,927           11,476
                                                                                   ----------       ----------
                                                                                   $5,061,516       $5,123,933
                                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable............................................................... $  204,773       $  260,155
   Debt...........................................................................  2,459,522        2,675,367
   Deferred taxes.................................................................    297,024          206,243
   Accrued expenses and other liabilities.........................................    174,687          136,225
                                                                                   ----------       ----------
       Total liabilities..........................................................  3,136,006        3,277,990
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of
  a subsidiary trust..............................................................    300,000          300,000
Series A and B preferred stock....................................................                     430,800
Stockholders' equity:
   Preferred stock--$.01 par value, 5,000,000 shares authorized:
     Series C perpetual convertible preferred stock--$300,000 liquidation
     preference, 300,000 shares issued and outstanding............................          3
     Series D perpetual convertible preferred stock--$150,000 liquidation
     preference, 150,000 shares issued and outstanding............................          2
   Common stock--$.01 par value, 500,000,000 shares authorized, 73,361,407
     shares issued and outstanding in 2001 and 71,065,707 in 2000.................        734              711
   Additional paid-in capital.....................................................  1,243,586          765,529
   Deferred compensation..........................................................    (55,794)
   Retained earnings..............................................................    467,106          355,850
   Accumulated other comprehensive loss...........................................    (30,127)          (6,947)
                                                                                   ----------       ----------
       Total stockholders' equity.................................................  1,625,510        1,115,143
                                                                                   ----------       ----------
                                                                                   $5,061,516       $5,123,933
                                                                                   ==========       ==========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31
                                                       ----------------------------------------
                                                           2001           2000         1999
                                                        ----------     ----------   ----------
                                                       (In thousands, except per share amounts)
Revenues:
 Equipment rentals.................................... $2,212,900     $2,056,683   $1,581,026
 Sales of rental equipment............................    147,101        347,678      235,678
 Sales of equipment and merchandise and other revenues    526,604        514,500      416,924
                                                        ----------     ----------   ----------
Total revenues........................................  2,886,605      2,918,861    2,233,628
Cost of revenues:
 Cost of equipment rentals, excluding depreciation....  1,053,635        907,477      676,972
 Depreciation of rental equipment.....................    320,963        328,131      280,641
 Cost of rental equipment sales.......................     88,742        208,182      136,678
 Cost of equipment and merchandise sales and other
   operating costs....................................    383,795        386,501      314,419
                                                        ----------     ----------   ----------
Total cost of revenues................................  1,847,135      1,830,291    1,408,710
                                                        ----------     ----------   ----------
Gross profit..........................................  1,039,470      1,088,570      824,918
Selling, general and administrative expenses..........    441,751        454,330      352,595
Restructuring charge..................................     28,922
Non-rental depreciation and amortization..............    106,763         86,301       62,867
                                                        ----------     ----------   ----------
Operating income......................................    462,034        547,939      409,456
Interest expense......................................    221,563        228,779      139,828
Preferred dividends of a subsidiary trust.............     19,500         19,500       19,500
Other (income) expense, net...........................      6,421         (1,836)       8,321
                                                        ----------     ----------   ----------
Income before provision for income taxes and
  extraordinary item..................................    214,550        301,496      241,807
Provision for income taxes............................     91,977        125,121       99,141
                                                        ----------     ----------   ----------
Income before extraordinary item......................    122,573        176,375      142,666
Extraordinary item, net of tax benefit of $6,759......     11,317
                                                        ----------     ----------   ----------
Net income............................................ $  111,256     $  176,375   $  142,666
                                                        ==========     ==========   ==========
Earnings per share--basic:
 Income before extraordinary item..................... $     1.70     $     2.48   $     2.00
 Extraordinary item, net..............................       0.16
                                                        ----------     ----------   ----------
 Net income........................................... $     1.54     $     2.48   $     2.00
                                                        ==========     ==========   ==========
Earnings per share--diluted:
 Income before extraordinary item..................... $     1.30     $     1.89   $     1.53
 Extraordinary item, net..............................       0.12
                                                        ----------     ----------   ----------
 Net income........................................... $     1.18     $     1.89   $     1.53
                                                        ==========     ==========   ==========


                            See accompanying notes.

                             UNITED RENTALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Common Stock
                                                                 --------------
                                          Series C    Series D
                                          Perpetual   Perpetual
                                         Convertible Convertible Number          Additional                        Compre-
                                          Preferred   Preferred    of             Paid-in      Deferred   Retained hensive
                                            Stock       Stock    Shares  Amount   Capital    Compensation Earnings Income
                                         ----------- ----------- ------  ------  ----------  ------------ -------- --------
                                                                                  (In thousands)
Balance, December 31, 1998..............                         68,428  $  684  $  689,018               $ 36,809
  Comprehensive income:
   Net income...........................                                                                   142,666 $142,666
   Other comprehensive income:
    Foreign currency translation
     adjustments........................                                                                                598
                                                                                                                   --------
  Comprehensive income..................                                                                           $143,264
                                                                                                                   ========
  Issuance of common stock..............                          2,292      23      64,678
  Exercise of common stock options......                          1,331      14      32,477
                                            -----       -----    ------  ------  ----------    --------   --------
Balance, December 31, 1999..............                         72,051     721     786,173                179,475
  Comprehensive income:
   Net income...........................                                                                   176,375 $176,375
   Other comprehensive income:
    Foreign currency translation
     adjustments........................                                                                             (7,264)
                                                                                                                   --------
  Comprehensive income..................                                                                           $169,111
                                                                                                                   ========
  Issuance of common stock..............                            774       8       9,867
  Exercise of common stock options......                             26                 421
  Shares repurchased and retired........                         (1,785)    (18)    (30,932)
                                            -----       -----    ------  ------  ----------    --------   --------
Balance, December 31, 2000..............                         71,066     711     765,529                355,850
  Comprehensive income:.................
   Net income...........................                                                                   111,256 $111,256
   Other comprehensive income:
    Foreign currency translation
     adjustments........................                                                                            (16,137)
    Cumulative effect on equity of
     adopting FAS 133, net of tax of
     $1,784.............................                                                                             (2,516)
    Derivatives qualifying as hedges,
     net of tax of $3,212...............                                                                             (4,527)

                                                                                                                   --------
  Comprehensive income..................                                                                           $ 88,076

                                                                                                                   ========
  Issuance of common stock under
   deferred compensation plans..........                          2,928      29      61,941     (61,970)
  Amortization of deferred
   compensation.........................                                                          6,176
  Issuance of Series C perpetual
   convertible preferred stock..........    $   3                                   286,734
  Issuance of Series D perpetual
   convertible preferred stock..........                $   2                       143,667
  Issuance of common stock..............                              3                  50
  Exercise of common stock options......                            715       8      10,409
  Shares repurchased and retired........                         (1,351)    (14)    (24,744)

                                            -----       -----    ------  ------  ----------    --------   --------
Balance, December 31, 2001..............    $   3       $   2    73,361  $  734  $1,243,586    $(55,794)  $467,106

                                            =====       =====    ======  ======  ==========    ========   ========



                                          Accumulated
                                             Other
                                         Comprehensive
                                         (Loss) Income
                                         -------------

Balance, December 31, 1998..............   $   (281)
  Comprehensive income:
   Net income...........................
   Other comprehensive income:
    Foreign currency translation
     adjustments........................        598

  Comprehensive income..................

  Issuance of common stock..............
  Exercise of common stock options......
                                           --------
Balance, December 31, 1999..............        317
  Comprehensive income:
   Net income...........................
   Other comprehensive income:
    Foreign currency translation
     adjustments........................     (7,264)

  Comprehensive income..................

  Issuance of common stock..............
  Exercise of common stock options......
  Shares repurchased and retired........
                                           --------
Balance, December 31, 2000..............     (6,947)
  Comprehensive income:.................
   Net income...........................
   Other comprehensive income:
    Foreign currency translation
     adjustments........................    (16,137)
    Cumulative effect on equity of
     adopting FAS 133, net of tax of
     $1,784.............................     (2,516)
    Derivatives qualifying as hedges,
     net of tax of $3,212...............     (4,527)


  Comprehensive income..................


  Issuance of common stock under
   deferred compensation plans..........
  Amortization of deferred
   compensation.........................
  Issuance of Series C perpetual
   convertible preferred stock..........
  Issuance of Series D perpetual
   convertible preferred stock..........
  Issuance of common stock..............
  Exercise of common stock options......
  Shares repurchased and retired........

                                           --------
Balance, December 31, 2001..............   $(30,127)

                                           ========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31
                                                                                  -----------------------------------
                                                                                     2001        2000        1999
                                                                                  -----------  ---------  -----------
                                                                                             (In thousands)
Cash Flows From Operating Activities:
Net income....................................................................... $   111,256  $ 176,375  $   142,666
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..................................................     427,726    414,432      343,508
  Gain on sales of rental equipment..............................................     (58,359)  (139,496)     (99,000)
  Gain on sales of businesses....................................................                 (4,084)      (1,842)
  Amortization of deferred compensation..........................................       6,176
  Restructuring charge...........................................................      10,893
  Extraordinary item.............................................................      18,076
  Deferred taxes.................................................................     100,683    109,280       41,820
Changes in operating assets and liabilities:
  Accounts receivable............................................................      24,888      8,613      (93,716)
  Inventory......................................................................      87,084     69,706       (6,544)
  Prepaid expenses and other assets..............................................       8,148    (29,848)       7,257
  Accounts payable...............................................................     (58,713)   (16,091)      64,453
  Accrued expenses and other liabilities.........................................      18,852    (76,166)      22,758
                                                                                  -----------  ---------  -----------
   Net cash provided by operating activities.....................................     696,710    512,721      421,360
                                                                                  -----------  ---------  -----------

Cash Flows From Investing Activities:
Purchases of rental equipment....................................................    (449,770)  (808,204)    (718,112)
Purchases of property and equipment..............................................     (47,548)  (153,770)    (123,649)
Proceeds from sales of rental equipment..........................................     147,101    347,678      235,678
Proceeds from sales of businesses................................................                 19,246        6,521
Purchases of other companies.....................................................     (54,838)  (347,337)    (986,790)
Payments of contingent purchase price............................................      (2,103)   (16,266)      (8,216)
In-process acquisition costs.....................................................      (2,485)    (4,285)      (1,002)
                                                                                  -----------  ---------  -----------
   Net cash used in investing activities.........................................    (409,643)  (962,938)  (1,595,570)
                                                                                  -----------  ---------  -----------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs....................                              64,701
Proceeds from the issuance of Series A Preferred, net of issuance costs..........                             287,000
Proceeds from the issuance of Series B Preferred, net of issuance costs..........                             143,800
Proceeds from debt...............................................................   2,053,467    456,202    1,083,616
Payments on debt.................................................................  (2,300,507)  (134,599)    (497,650)
Proceeds from sale-leaseback.....................................................      12,435    193,478       88,000
Payments of financing costs......................................................     (29,042)   (16,408)     (19,443)
Proceeds from the exercise of common stock options...............................      10,417        331       26,989
Shares repurchased and retired...................................................     (24,758)   (30,950)
                                                                                  -----------  ---------  -----------
   Net cash provided by (used in) financing activities...........................    (277,988)   468,054    1,177,013
Effect of foreign exchange rates.................................................     (16,137)    (7,264)         598
                                                                                  -----------  ---------  -----------
Net increase (decrease) in cash and cash equivalents.............................      (7,058)    10,573        3,401
Cash and cash equivalents at beginning of year...................................      34,384     23,811       20,410
                                                                                  -----------  ---------  -----------
Cash and cash equivalents at end of year......................................... $    27,326  $  34,384  $    23,811
                                                                                  ===========  =========  ===========

                            See accompanying notes.

                             UNITED RENTALS, INC.

                                                                           Year Ended December 31
                                                                      -------------------------------
                                                                        2001      2000        1999
                                                                      --------  ---------  ----------
                                                                               (In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest............................................... $230,385  $ 248,763  $  124,285
Cash paid for taxes, net of refunds.................................. $(30,799) $  23,746  $   17,509

Supplemental schedule of non-cash investing and financing activities
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
 Assets, net of cash acquired........................................ $ 21,465  $ 529,204  $1,468,567
 Liabilities assumed.................................................   (4,612)  (133,120)   (472,382)
 Less:
   Amounts paid in common stock......................................             (10,000)
   Amounts paid through issuance of debt.............................     (600)   (65,500)     (9,395)
                                                                      --------  ---------  ----------
                                                                        16,253    320,584     986,790
 Due to seller and other payments....................................   38,585     26,753
                                                                      --------  ---------  ----------
Net cash paid........................................................ $ 54,838  $ 347,337  $  986,790
                                                                      ========  =========  ==========




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

    The Company rents a broad array of equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Mexico. In addition to renting equipment, the Company sells used rental equipment, acts as a dealer for new equipment and sell related merchandise, parts and service. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the accompanying balance sheets are presented on an unclassified basis.

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

Allowance for Doubtful Accounts

    The Company maintains an allowance for doubtful accounts. This allowance reflects the Company's estimate of the amount of its receivables that it will be unable to collect.

Inventory

    Inventory consists of equipment, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market and is net of a reserve for obsolescence and shrinkage of $9.4 million and $15.5 million at December 31, 2001 and 2000, respectively. Cost is determined on either a weighted average or first-in, first-out method.

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

Goodwill

    Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over forty years. Beginning January 1, 2002, goodwill will no longer be amortized, but will be tested on at least an annual basis for impairment, see "--Impact of Recently Issued Accounting Standards" for further information.

Other Intangible Assets

    Other intangible assets consists of non-compete agreements. The non-compete agreements are being amortized on a straight-line basis for a period ranging from three to eight years.

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

Derivative Financial Instruments

    The FASB issued, and subsequently amended, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which became effective for the Company on January 1, 2001. Under SFAS No. 133, all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. Derivative financial instruments are periodically used by the Company in the management of its interest rate and foreign currency exposures. Derivative financial instruments are not used for trading purposes.

Translation of Foreign Currency

    Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the end of the year. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within shareholders' equity.

                             UNITED RENTALS, INC.

Fair Value of Financial Instruments

    The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility, term loan, and receivables securitization are determined using current interest rates for similar instruments as of December 31, 2001 and 2000 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company's other financial instruments at December 31, 2001 and 2000 are based upon available market information and are as follows:

                                                2001                       2000
                                     -------------------------- --------------------------
                                     Carrying Amount Fair Value Carrying Amount Fair Value
                                     --------------- ---------- --------------- ----------
                                                        (In thousands)
Redeemable convertible preferred
  securities........................   $  300,000    $  204,480    $300,000      $133,125
Senior and senior subordinated notes    1,401,653     1,427,850     951,153       702,500
Other debt..........................       40,717        40,717      94,086        94,086

Preferred Stock

    The Company issued Series A Perpetual Convertible Preferred Stock ("Series A Preferred") and Series B Perpetual Convertible Preferred Stock ("Series B Preferred") in 1999 and included such preferred stock in stockholders' equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders' equity. This guidance indicates that preferred stock that would be subject to redemption on the occurrence of an event outside the control of the issuer may not be classified as equity and that the probability of the event occurring is not a factor to be considered. Under this guidance, the Series A Preferred and Series B Preferred would not be included in stockholders' equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, the Company entered into an agreement effecting the exchange of new Series C Perpetual Convertible Preferred Stock ("Series C Preferred") for the Series A Preferred and new Series D Perpetual Convertible Preferred Stock ("Series D Preferred") for the Series B Preferred (see Note
10). The Series C Preferred and Series D Preferred stock is not subject to mandatory redemption on a hostile change of control, and is classified as stockholders' equity under the recently issued SEC guidance.

    The effect of the foregoing is that the Company's perpetual convertible preferred stock is classified as stockholders' equity as of September 28, 2001 and thereafter, but is classified outside of stockholders' equity for earlier dates. Accordingly, the Company has restated the 2000 balance sheet to show its $430.8 million of perpetual convertible preferred stock under "Series A and B Preferred Stock" rather than under "Stockholders' Equity." The Company has also made a corresponding change to the related Consolidated Statements of Stockholders' Equity. In all other respects, the financial statements remain unchanged, including total assets and liabilities, revenues, operating income, net income and earnings per share.

Revenue Recognition

    Revenue related to the sale of equipment and merchandise is recognized at the time of delivery to, or pick-up by, the customer. Revenue related to rental equipment is recognized over the contract term.

                             UNITED RENTALS, INC.

Advertising Expense

    The Company advertises primarily through trade publications and yellow pages. Advertising costs are expensed as incurred and totaled $11.9 million, $23.8 million and $19.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include restructuring charges, allowance for doubtful accounts, useful lives for depreciation, goodwill and other asset impairments, loss contingencies and fair values of financial instruments. Actual results could differ from those estimates.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions.

    Concentration of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base. No single customer represents greater than 1% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

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

                             UNITED RENTALS, INC.

Impact of Recently Issued Accounting Standards

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This standard addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Effective July 1, 2001, the Company adopted SFAS No. 141.
    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. However, this standard is immediately effective in cases where goodwill and intangible assets are acquired after June 30, 2001. Under this standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Goodwill amortization for the year ended December 31, 2001 was approximately $58.4 million. The Company is currently performing impairment tests in connection with the adoption of this standard on January 1, 2002 and estimates the non-cash transition charge to be approximately $350 million, which will be recognized in the first quarter of 2002. This charge will be recorded on the income statement as a "Cumulative Effect of Change in Accounting Principle" and will reduce our stockholders' equity by the amount of the charge.

    In August 2001, the FA issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Reclassifications

    Certain prior year balances have been reclassified to conform to the 2001 presentation.

3.  Acquisitions

    The acquisitions completed during the years ended December 31, 2001, 2000 and 1999 include 3, 53 and 102 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

    The aggregate initial consideration paid by the Company for 2001 acquisitions that were accounted for as purchases was $12.1 million and consisted of approximately $11.5 million in cash and $0.6 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness in the aggregate amount of approximately $4.9 million.

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

    The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the year ended December 31, 2000 as though each acquisition described above was made on January 1, 2000 (in thousands, except per share data).


                     Revenues.................. $3,095,872
                     Net income................    182,342
                     Basic earnings per share.. $     2.54
                                                ==========
                     Diluted earnings per share $     1.94
                                                ==========

    Since the acquisitions made during the year ended December 31, 2001 had an insignificant impact on the Company's pro forma results of operations, the pro forma results of operations for the year ended December 31, 2001 are not shown.

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

                             UNITED RENTALS, INC.

4.  Restructuring Charge

    During the second quarter of 2001, the Company recorded a restructuring charge of approximately $28.9 million. The charge primarily relates to the closure or consolidation of underperforming branches and administrative offices, a reduction in the Company's workforce, and the abandonment of certain information technology projects. During 2001, total activity was approximately $21.9 million consisting of approximately $11.0 million of cash payments and approximately $10.9 million of non-cash charges. Of the remaining $7.0 million of this charge, approximately $3.6 million will be paid by December 31, 2002 and approximately $3.4 million will be paid in future periods.

    Components of the restructuring charge are as follows:

                                                           Activity   Balance
                                             Restructuring    in    December 31,
                                                Charge       2001       2001
                                             ------------- -------- ------------
                                                       (In thousands)
   Costs to vacate facilities...............    $18,291    $14,753     $3,538
   Workforce reduction costs................      5,666      3,611      2,055
   Information technology costs.............      4,965      3,548      1,417

                                                -------    -------     ------
                                                $28,922    $21,912     $7,010
                                                =======    =======     ======

    Under the restructuring plan, 31 underperforming branches and five administrative offices were closed or consolidated as of December 31, 2001, the Company's workforce will be reduced by 489 through the termination of branch and administrative personnel (including 440 terminated as of December 31, 2001), and certain information technology hardware and software will no longer be used. The workforce reduction costs primarily represent severance. The costs to vacate facilities primarily represent the payment of obligations under leases offset by estimated sublease opportunities ($9.9 million), the write-off of capital improvements made to such facilities ($2.8 million) and the write-off of related goodwill ($5.6 million). The information technology costs represent the abandonment of certain information technology projects ($2.5 million) and the payment of obligations under equipment leases relating to such projects ($2.5 million).

5.  Rental Equipment

    Rental equipment consists of the following:

                                                           December 31
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------
                                                         (In thousands)
   Rental equipment................................. $2,485,573  $2,281,994
   Less accumulated depreciation....................   (738,391)   (549,159)
                                                     ----------  ----------
   Rental equipment, net............................ $1,747,182  $1,732,835
                                                     ----------  ----------

                             UNITED RENTALS, INC.

6.  Property and Equipment

    Property and equipment consist of the following:

                                                               December 31
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                                                             (In thousands)
Land..................................................... $  45,050  $  53,612
Buildings................................................    91,097    104,925
Transportation equipment.................................   247,548    228,265
Machinery and equipment..................................    47,672     36,587
Furniture and fixtures...................................    61,573     56,109
Leasehold improvements...................................    61,194     48,952
                                                          ---------  ---------
                                                            554,134    528,450
Less accumulated depreciation and amortization...........  (144,081)  (106,211)
                                                          ---------  ---------
Property and equipment, net.............................. $ 410,053  $ 422,239
                                                          =========  =========

7.  Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consist of the following:

                                                                December 31
                                                             -----------------
                                                               2001     2000
                                                             -------- --------
                                                              (In thousands)
Accrued profit sharing...................................... $ 40,412 $ 39,485
Accrued insurance...........................................   18,559   15,428
Accrued interest............................................   47,671   36,993
Other.......................................................   68,045   44,319
                                                             -------- --------
                                                             $174,687 $136,225
                                                             ======== ========

                             UNITED RENTALS, INC.

8.  Debt

    Debt consists of the following:

                                                                      December 31
                                                                 ---------------------
                                                                    2001       2000
                                                                 ---------- ----------
                                                                    (In thousands)
Credit Facility, interest payable at a weighted average rate of
  4.5% and 7.8% at December 31, 2001 and 2000,
  respectively.................................................. $   71,259 $  337,000
Term Loan, interest payable at 5.3% at December 31, 2001........    744,375
Term Loan B, interest payable at 8.9% at
  December 31, 2000.............................................               246,875
Term Loan C, interest payable at 9.3% at
  December 31, 2000.............................................               748,125
Term Loan D, interest payable at a weighted average rate of
  9.2% at December 31, 2000.....................................               198,128
9 1/2% Senior Subordinated Notes, interest payable
  semi-annually.................................................    200,000    200,000
8.8% Senior Subordinated Notes, interest payable semi-annually..    201,653    201,153
9 1/4% Senior Subordinated Notes, interest payable
  semi-annually.................................................    300,000    300,000
9% Senior Subordinated Notes, interest payable semi-annually....    250,000    250,000
10 3/4% Senior Notes, interest payable semi-annually............    450,000
Receivables securitization, interest payable at 2.6% and 7.4% at
  December 31, 2001 and 2000, respectively......................    201,518    100,000
Other debt, interest payable at various rates ranging from 5.3%
  to 10% and 4% to 11% at December 31, 2001 and 2000,
  respectively, due through 2005................................     40,717     94,086
                                                                 ---------- ----------
                                                                 $2,459,522 $2,675,367
                                                                 ========== ==========

    Refinancing Transaction. In April 2001, the Company obtained the new senior secured credit facility and issued the 10 3/4% senior notes both described below. The proceeds from the senior secured credit facility and senior notes were used to refinance outstanding secured indebtedness of approximately $1,664.5 million and obligations under a synthetic lease of $31.2 million. As a result of the refinancing, the Company recorded an extraordinary charge of approximately $18.1 million ($11.3 million, net of tax), primarily related to the write-off of financing fees, and a charge of approximately $7.8 million recorded in other (income) expense, net related to refinancing costs of the synthetic lease.

                             UNITED RENTALS, INC.

    New Senior Secured Credit Facility. The new senior secured credit facility that the Company obtained in April 2001 is comprised of a revolving credit facility and a term loan.

     New Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $750 million on a revolving basis and enables one of its Canadian subsidiaries to borrow up to $40 million (provided that the aggregate borrowings of URI and the Canadian subsidiary may not exceed $750 million). Up to $100 million of the revolving credit facility is available in the form of letters of credit ($65.5 million outstanding as of December 31, 2001). The revolving credit facility will mature and terminate on October 20, 2006.

     As of December 31, 2001, borrowings under the revolving credit facility accrue interest, at the Company's option, at either (A) the ABR Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank's prime rate) plus a margin of 1.25% or (B) an adjusted LIBOR rate plus a margin of 2.25%. The above interest rate margins are adjusted quarterly based on the Company's financial leverage ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively.

     As of December 31, 2001, borrowings by the Canadian subsidiary under the revolving credit facility accrue interest, at such subsidiary's option, at either (X) the Prime rate (which is equal to the Chase Manhattan Bank of Canada's prime rate) plus a margin of 1.25% or (Y) the B/A rate (which is equal to the Chase Manhattan Bank of Canada's B/A rate) plus a margin of 2.25%. The above interest rate margins are adjusted quarterly based on the Company's financial leverage ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the Prime rate and the B/A rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the Prime rate and the B/A rate, respectively. If at any time an event of default exists, the interest rate applicable to each loan will increase by 2% per annum.

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

     Borrowings under the term loan accrue interest, at URI's option, at either
(a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank's prime rate) plus a margin of 2.0%, or (b) an adjusted LIBOR rate plus a margin of 3.0%.

                             UNITED RENTALS, INC.

    Covenants. The agreements governing the new senior secured credit facility contain certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) the ratio of senior debt to cash flow, (b) minimum interest coverage ratio, (c) the ratio of funded debt to cash flow, and (d) the ratio of senior debt to tangible assets. These agreements also contain various other covenants that restrict the Company's ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) pay dividends or make other restricted payments on its common stock and certain other securities and (iv) make acquisitions unless certain financial conditions are satisfied.

    Guarantees and Security. URI's obligations under the new senior secured facility are, subject to limited exceptions, (i) guaranteed by Holdings and URI's United States subsidiaries and (ii) secured by substantially all of URI's assets, the stock of URI and the stock of Holding's other United States subsidiaries and a portion of the stock of Holding's Canadian subsidiaries. The obligations of the Canadian subsidiary that may borrow under the revolving credit facility are guaranteed by the Company's other Canadian subsidiaries and secured by substantially all of the assets of this Canadian subsidiary and the stock of its subsidiaries.

    10 3/4% Senior Notes. URI issued $450 million aggregate principal amount of 10 3/4% Senior Notes (the "10 3/4% Notes") which are due April 15, 2008. The net proceeds from the sale of the 10 3/4% Notes were approximately $439.9 million (after deducting the initial purchasers' discount and offering expenses). The 10 3/4% Notes are unsecured and are guaranteed by Holdings and URI's domestic subsidiaries. The 10 3/4% Notes mature on April 15, 2008 and may be redeemed by URI on or after April 15, 2005, at specified redemption prices that range from 105.375% in 2005 to 100.0% in 2007 and thereafter. In addition, on or prior to April 15, 2004, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 10 3/4% Notes at a redemption price of 110.75%. The indenture governing the 10 3/4% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company's ability to consolidate, merge or sell all or substantially all of its assets.

    Senior Subordinated Notes. The senior subordinated notes shown in the debt table above were issued by URI, are unsecured, and are guaranteed by URI's domestic subsidiaries. The 9 1/2% Senior Subordinate Notes mature on June 1, 2008 and may be redeemed by URI on or after June 1, 2003, at specified redemption prices that range from 104.75% in 2003 to 100.0% in 2006 and thereafter. The 8.80% Senior Subordinated Notes mature on August 15, 2008 and may be redeemed by URI on or after August 15, 2003, at specified redemption prices that range from 104.4% in 2003 to 100.0% in 2006 and thereafter. The
9 1/4% Senior Subordinated Notes mature on January 15, 2009 and may be redeemed by URI on or after June 15, 2004, at specified redemption prices that range from 104.625% in 2004 to 100.0% in 2007 and thereafter. The 9% Senior Subordinated Notes mature on April 1, 2009 and may be redeemed by URI on or after April 1, 2004, at specified redemption prices that range from 104.5% in 2004 to 100.0% in 2007 and thereafter.

    The indentures governing URI's senior subordinated notes contain certain restrictive covenants, including limitations on (i) additional indebtedness,
(ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates,
(vii) the disposition of proceeds of asset sales and (viii) the Company's ability to consolidate, merge or sell all or substantially all of its assets.

                             UNITED RENTALS, INC.

    Receivables Securitization. The Company has an accounts receivable securitization facility under which one of its subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. The borrowings under the facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on the Company's consolidated balance sheet. Key terms of this facility include: (i) borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount, (ii) the facility is structured so that the receivables in the collateral pool are the lenders only source of repayment, (iii) prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings and (iv) after expiration or early termination of the facility, we will repay the borrowings.

    As of December 31, 2001, (i) the outstanding borrowings under the facility were approximately $201.5 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $337.6 million. The agreement governing this facility, which was amended in June 2001, contemplates that the term of the facility may extend for up to three years from the date of the amended facility. However, on each anniversary of such date, the consent of the lender is required for the facility to renew for the next year. The next anniversary date is in June 2002. The Company plans to seek the lender's approval for renewal.

    Interest Rate Swap Agreements. As of December 31, 2001, the Company had outstanding interest rate swap agreements that convert $200.0 million of its variable rate term loan to a fixed rate instrument through 2003. These swap agreements are designated as cash flow hedges. Changes in the fair values of the Company's cash flow hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. The Company also had outstanding interest rate swap agreements that convert $300.0 million of its fixed rate 9 1/4% Notes to a floating rate instrument through 2009. These swap agreements are designated as fair value hedges. Changes in the fair values of the Company's fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded in current income. The Company estimates the amount that will be reclassified into earnings in 2002 is approximately $2.8 million. There is no ineffectiveness related to the Company's hedges.
     Maturities.   Maturities of the Company's debt for each of the next five years at December 31, 2001 are as follows (In thousands):

2002...... $  222,784
2003......     16,013
2004......     25,088
2005......      8,351
2006......    254,071
Thereafter  1,933,215

    The maturities in 2002 are comprised primarily of amounts outstanding under the accounts receivable securitization facility. As described above, the annual renewal of the Company's accounts receivable securitization facility requires the lender's consent. If the Company does not obtain this consent, then the facility will terminate in June 2002 and the Company will repay the borrowings thereunder.

                             UNITED RENTALS, INC.

9.  Income Taxes

    The provision for federal, state and provincial income taxes is as follows:

                                          Year ended December 31
                                         ------------------------
                                          2001     2000    1999
                                         ------- -------- -------
                                              (In thousands)
              Historical:
                 Domestic federal:
                     Current............         $ 10,419 $39,643
                     Deferred........... $81,507   97,756  37,598
                                         ------- -------- -------
                                          81,507  108,175  77,241
                 Domestic state:
                     Current............   1,978    3,587  10,405
                     Deferred...........   4,570    6,815   3,437
                                         ------- -------- -------
                                           6,548   10,402  13,842
                                         ------- -------- -------
                     Total domestic.....  88,055  118,577  91,083
                 Foreign federal:
                     Current............   1,626    1,061   4,917
                     Deferred...........   1,603    3,590     465
                                         ------- -------- -------
                                           3,229    4,651   5,382
                 Foreign provincial:
                     Current............              774   2,356
                     Deferred...........     693    1,119     320
                                         ------- -------- -------
                                             693    1,893   2,676
                                         ------- -------- -------
                     Total foreign......   3,922    6,544   8,058
                                         ------- -------- -------
                                         $91,977 $125,121 $99,141
                                         ======= ======== =======

    A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes and extraordinary item is as follows:

                                                 Year ended December 31
                                               -------------------------
                                                2001      2000    1999
                                               -------  -------- -------
                                                     (In thousands)
Computed tax rate at statutory tax rate....... $75,064  $105,524 $84,632
State income taxes, net of federal tax benefit   4,256     6,762   8,997
Non-deductible expenses.......................  13,072     9,992   6,265
Other.........................................    (415)    2,843    (753)
                                               -------  -------- -------
                                               $91,977  $125,121 $99,141
                                               =======  ======== =======

                             UNITED RENTALS, INC.

    The components of deferred income tax assets (liabilities) are as follows:

                                                 December 31
                                            --------------------
                                              2001       2000
                                            ---------  ---------
                                               (In thousands)
Property and equipment..................... $(431,515) $(298,058)
Intangibles................................   (48,163)   (32,518)
Reserves and allowances....................    38,767     37,460
Net operating loss and credit carryforwards   140,455     84,257
Other......................................     3,432      2,616

                                            ---------  ---------
                                            $(297,024) $(206,243)
                                            =========  =========

    The current and deferred tax assets and liabilities at December 31, 2001 include the effects of certain reclassifications related to differences between the income tax provisions and tax returns for prior years. These reclassifications had no effect on net income.

    For financial reporting purposes, income before income taxes and extraordinary items for the Company's foreign subsidiaries was $11.6 million and $15.6 million for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, unremitted earnings of foreign subsidiaries were approximately $30.6 million and $22.9 million, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no United States taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

    The Company has net operating loss carryforwards ("NOL's") of $341.3 million for federal income tax purposes that expire through 2021.

10. Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust and Series A, B, C and D Preferred Stock

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

                             UNITED RENTALS, INC.

    Holdings has executed a guarantee with regard to payment of the Preferred Securities to the extent that the Trust has sufficient funds to make the required payments.

    Series A Preferred and Series B Preferred. The Company sold 300,000 shares of its Series A Preferred on January 7, 1999 and sold 150,000 shares of its Series B Preferred on September 30, 1999. On September 28, 2001, the Company entered into an agreement effecting (a) the exchange of the outstanding Series A Preferred for an equal number of shares of Series C Preferred and (b) the exchange of the outstanding Series B Preferred for an equal number of shares of Series D Preferred.

    Series C Preferred and Series D Preferred. There are 300,000 shares of the Company's Series C Preferred outstanding and 150,000 shares of the Company's Series D Preferred outstanding. The Series D Preferred includes 105,252 shares designated as Class D-1 and 44,748 shares designated as Class D-2. The rights of the two classes of Series D Preferred are substantially the same, except that only the Class D-1 has the voting rights described below.

    Principal terms of the Series C Preferred and Series D Preferred include the following (subject to the special provisions described below that will apply in the event of certain Non-Approved Change of Control transactions): (i) each share is entitled to a liquidation preference of $1,000 per share; (ii) at holder's option, each share of Series C Preferred is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference) and each share of Series D Preferred is convertible into 33 1/3 shares of common stock subject to adjustment (representing a conversion price of $30 per share based on the liquidation preference); (iii) the holders of the Series C Preferred and Series D Preferred (on an as converted basis) and the holders of the common stock vote together as a single class on all matters (except that the Series C Preferred may vote as a separate class as described in the next clause); (iv) the holders of the Series C Preferred, voting separately as a single class, may elect two directors (subject to reduction to one, if the shares of Series C Preferred owned by specified holders cease to represent, on an as converted basis, at least eight million shares of common stock, and reduction to zero, if such shares of Series C Preferred cease to represent at least four million shares of common stock), (v) there are no stated dividends on the Series C Preferred or Series D Preferred, but the Series C Preferred and Series D Preferred, on an as converted basis, will participate in any dividends declared on the common stock, (vi) upon the occurrence of specified change of control transactions, other than a Non-Approved Change of Control (as defined below), the Company must offer to redeem the Series C Preferred and Series D Preferred at a price per share equal to the liquidation preference plus an amount equal to 6.25% of the liquidation preference compounded annually from the date of the issuance of the Series A Preferred, in the case of the Series C Preferred, and the date of the issuance of the Series B Preferred, in the case of the Series D Preferred, to the redemption date, (vii) if the Company issues for cash, common stock (or a series of preferred stock convertible into common stock) and the price for the common stock is below the conversion price of the Series C Preferred, then the Company must offer to repurchase a specified portion of the outstanding Series C Preferred at the price per share set forth in the preceding clause, and (viii) if the Company issues for cash, common stock (or a series of preferred stock convertible into common stock) for a price for the common stock below the conversion price of the Series D Preferred, then the Company must offer to repurchase a specified portion of the outstanding Series D Preferred at the price per share specified in the second preceding clause.

    Special Rights of Series C Preferred and Series D Preferred Upon Non-Approved Change of Control. In general, a Non-Approved Change of Control transaction is a change of control transaction that the board has disapproved and which the board has not facilitated by such actions as weakening or eliminating the Company's Stockholder Rights Plan. If a Non-Approved Change of Control occurs,

                             UNITED RENTALS, INC.

and the board does not offer the holders of the Series C Preferred and Series D Preferred essentially the same redemption rights that apply to an Approved Change of Control transaction: (i) the holders of the Series C Preferred would elect a majority of the board for a specified period, (ii) the holders of the Series C Preferred and Series D Preferred would be entitled to an additional 6.25% return on the liquidation preference, compounded annually from January 1999 for the Series C Preferred and from September 1999 for the Series D Preferred, (iii) after the holders of the common stock receive an amount equivalent to the liquidation preference, the holders of the Series C Preferred and Series D Preferred would share with the holders of the common stock, on an as converted basis, in any remaining amounts available for distribution and
(iv) the Series C Preferred and Series D Preferred would accrue dividends at a maximum annual rate, compounded annually, equal to 18% of the liquidation preference.

11.  Capital Stock

    Warrants. As of December 31, 2001 there are outstanding warrants to purchase an aggregate of 7,139,296 shares of common stock. The weighted average exercise price of the warrants is $11.76 per share. All warrants are currently exercisable and may be exercised at any time through 2011.

    Common Stock. The Company has a share repurchase program to acquire up to $200 million of its issued and outstanding common stock. Share repurchases under the program may be made from time to time, continuing through May 2003. The Company repurchased and retired 1,350,600 and 1,785,015 shares of common stock during 2001 and 2000, respectively.

    2001 Senior Stock Plan.   In June 2001, the Company's shareholders approved
the adoption of the 2001 Senior Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to our officers and directors. The maximum number of shares of common stock that can be issued under the plan is 4,000,000. The Company records each share that is awarded under this plan at an amount not less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after June 5, 2011. As of December 31, 2001, 2,042,933 shares had been awarded under this plan at a weighted-average price of $23.71 per share with vesting periods up to ten years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board of Directors (or a committee appointed by the Board of Directors).

    2001 Stock Plan.   In March 2001, the Company adopted the 2001 Stock Plan.
This plan provides for the awarding of common stock and other equity-linked awards to certain employees (other than officers and directors) and others who render services to the Company. The maximum number of shares of common stock that can be issued under the plan is 2,000,000. The Company records each share that is awarded under this plan at an amount not less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after March 23, 2011. As of December 31, 2001, 885,054 shares had been awarded under this plan at a weighted-average price of $15.30 per share with vesting periods up to three years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board of Directors (or a committee appointed by the Board of Directors).

    The Company records the issuance of common shares at the quoted market price on the date of the grants. Amortization of deferred compensation is then recognized on a straight-line basis over the

                             UNITED RENTALS, INC.

related vesting period. Amortization expense recognized for the year ended December 31, 2001 for the awards of the above stock plans was approximately $6.2 million.

    1997 Stock Option Plan. The Company's 1997 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 5,000,000 shares of common stock. Some or all of such options may be "incentive stock options" within the meaning of the Internal Revenue Code. All officers, directors and employees of the Company and other persons who perform services on behalf of the Company are eligible to participate in this plan. Each option granted pursuant to this plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under this plan after August 31, 2007. As of December 31, 2001 and 2000, options to purchase an aggregate of 4,845,783 shares and 4,950,536 shares of common stock, respectively, were outstanding under this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1998 Stock Option Plan. The Company's 1998 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 4,200,000 shares of common stock. Some or all of the options issued under the 1998 Stock Option Plan may be "incentive stock options" within the meaning of the Internal Revenue Code. All officers and directors of the Company and its subsidiaries are eligible to participate in the 1998 Stock Option Plan. Each option granted pursuant to the 1998 Stock Option Plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under the 1998 Stock Option Plan after August 20, 2008. As of December 31, 2001 and 2000, options to purchase an aggregate of 3,686,667 shares and 4,200,000 shares of common stock, respectively, were outstanding pursuant to this plan to executive officers and directors. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1998 Supplemental Stock Option Plan. The Company has adopted a stock option plan pursuant to which options, for up to an aggregate of 5,600,000 shares of common stock, may be granted to employees who are not officers or directors and to consultants and independent contractors who perform services for the Company or its subsidiaries. As of December 31, 2001 and 2000, options to purchase an aggregate of 5,342,097 shares and 5,373,509 shares of common stock, respectively, were outstanding pursuant to this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board of Directors).

    1997 Performance Award Plan. Effective February 20, 1997, U.S. Rentals adopted the 1997 Performance Award Plan under which stock options and other awards could be granted to key employees and directors at prices and terms established by U.S. Rentals at the date of grant. The options expire in 2007. As a result of the Merger, all outstanding options to purchase shares of U.S. Rentals common stock became fully vested and were converted into options to purchase the Company's common stock. As of December 31, 2001 and 2000, options to purchase an aggregate of 2,547,467 shares and 2,572,050 shares of common stock, respectively, were outstanding pursuant to this plan.

                             UNITED RENTALS, INC.

   A summary of the transactions within the Company's stock option plans follows:

                                                          Weighted
                                                          Average
                                                          Exercise
                                                Shares     Price
                                              ----------  --------

             Outstanding at December 31, 1998 14,044,814    19.60
                Granted......................  3,092,462    26.77
                Exercised.................... (1,331,528)   20.74
                Canceled.....................   (152,506)   26.70
                                              ----------   ------

             Outstanding at December 31, 1999 15,653,242    20.86
                Granted......................  1,921,125    16.56
                Exercised....................    (26,307)   16.91
                Canceled.....................   (451,965)   27.03
                                              ----------   ------
             Outstanding at December 31, 2000 17,096,095    20.23
                Granted......................    633,400    19.78
                Exercised....................   (715,143)   14.24
                Canceled.....................   (592,338)   23.94
                                              ----------   ------
             Outstanding at December 31, 2001 16,422,014   $20.22
                                              ==========   ======
             Exercisable at December 31, 2001 13,765,239   $20.37
                                              ==========   ======

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                            Amount    Contractual Exercise   Amount    Exercise
 Range of Exercise Prices Outstanding    Life      Price   Exercisable  Price
 ------------------------ ----------- ----------- -------- ----------- --------
     $10.00 - $15.00.....  4,227,133   6.7 years   $12.39   4,016,649   $12.29
      15.01 -  20.00.....  2,169,527   8.2 years    16.59     654,585    17.50
      20.01 -  25.00.....  7,183,892   6.2 years    21.78   6,767,840    21.73
      25.01 -  30.00.....  1,549,963   7.2 years    27.31   1,158,408    27.21
      30.01 -  50.00.....  1,291,499   6.3 years    34.84   1,167,757    35.18
                          ----------                       ----------
                          16,422,014   6.7 years    20.22  13,765,239    20.37
                          ==========                       ==========

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have differed. The weighted average fair value of options granted was $7.34, $7.70 and $10.99 during 2001, 2000 and 1999, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model and a risk-free interest rate average of 3.74%, 5.15% and 6.29% in 2001, 2000 and 1999, respectively, a volatility factor for the market price of the Company's common stock of 49%, 69% and 52% in 2001, 2000 and 1999, respectively, and a weighted-average expected life of options of approximately three years in 2001, 2000 and 1999, the Company's net income, basic earnings per share and diluted earnings per share would have been $103.1 million, $1.43 and $1.09,

                             UNITED RENTALS, INC.

respectively, for the year ended December 31, 2001, $156.4 million, $2.20 and $1.69, respectively, for the year ended December 31, 2000 and $104.3 million, $1.46 and $1.12, respectively, for the year ended December 31, 1999. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

    At December 31, 2001 there are (i) 7,139,296 shares of common stock reserved for the exercise of warrants, (ii) 16,422,014 shares of common stock reserved for issuance pursuant to options granted and that may be granted in the future under the Company's stock option plans, (iii) 6,875,580 shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17,000,000 shares of common stock reserved for the issuance of Series C and Series D preferred stock and (v) 371,168 shares of common stock reserved for the conversion of convertible debt.

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

12.  Comprehensive Income

    The following table sets forth the Company's comprehensive income:

                                                                                   Year Ended
                                                                                   December 31
                                                                               ------------------
                                                                                 2001      2000
                                                                               --------  --------
                                                                                 (In thousands)
    Net income................................................................ $111,256  $176,375
    Other comprehensive gain (loss):
        Foreign currency translation adjustment...............................  (16,137)   (7,264)
       Cumulative effect on equity of adopting FAS No. 133, net of tax of
         $1,784...............................................................   (2,516)
       Derivatives qualifying as hedges, net of tax of $3,212.................   (4,527)

                                                                               --------  --------
    Comprehensive income...................................................... $ 88,076  $169,111
                                                                               ========  ========

                             UNITED RENTALS, INC.

13.  Earnings Per Share

    The following table sets forth the computation of historical basic and diluted earnings per share:

                                                    Year Ended December 31
                                              -----------------------------------
                                                 2001        2000        1999
                                              ----------- ----------- -----------
                                                (In thousands, except share and
                                                        per share data)
Numerator:
 Income before extraordinary item............ $   122,573 $   176,375 $   142,666
 Plus: preferred dividends of a subsidiary
   trust, net of taxes.......................                  11,406
                                              ----------- ----------- -----------
 Income available to common stockholders..... $   122,573 $   187,781 $   142,666
                                              =========== =========== ===========
Denominator:
 Denominator for basic earnings per share-
   weighted-average shares...................  72,141,128  71,069,174  71,353,127
 Effect of dilutive securities:
   Employee stock options....................   1,507,820   1,517,015   4,651,237
   Warrants..................................   3,738,239   2,791,387   3,978,536
   Series A Preferred........................              12,000,000  11,802,740
   Series B Preferred........................               5,000,000   1,250,000
   Series C Preferred........................  12,000,000
   Series D Preferred........................   5,000,000
   Company-obligated mandatorily
     redeemable convertible preferred
     securities of a subsidiary trust........               6,876,003
                                              ----------- ----------- -----------
 Denominator for dilutive earnings per share-
   adjusted weighted-average shares..........  94,387,187  99,253,579  93,035,640
                                              =========== =========== ===========
Earnings per share-basic:
 Income before extraordinary item............ $      1.70 $      2.48 $      2.00
 Extraordinary item, net.....................        0.16
                                              ----------- ----------- -----------
 Net income.................................. $      1.54 $      2.48 $      2.00
                                              =========== =========== ===========
Earnings per share-diluted:
 Income before extraordinary item............ $      1.30 $      1.89 $      1.53
 Extraordinary item, net.....................        0.12
                                              ----------- ----------- -----------
 Net income.................................. $      1.18 $      1.89 $      1.53
                                              =========== =========== ===========

                             UNITED RENTALS, INC.

14.  Commitments and Contingencies

Operating Leases

    The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments, by year and in the aggregate, for noncancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2001:

             Real    Rental     Other
            Estate  Equipment Equipment
            Leases   Leases    Leases
           -------- --------- ---------
                  (In thousands)
2002...... $ 61,139 $ 84,486   $24,314
2003......   57,356   72,813    22,131
2004......   52,955   69,346    16,733
2005......   45,573   57,551     4,973
2006......   41,081   48,199       334
Thereafter  125,506       23
           -------- --------   -------
           $383,610 $332,418   $68,485
           ======== ========   =======

    The Company was the seller-lessee in sale-leaseback transactions with unrelated third parties in which it sold rental equipment and real estate for aggregate proceeds of $51.0 million in 2001, rental equipment for aggregate proceeds of $218.8 million in 2000, and rental equipment for aggregate proceeds of $88.0 million in 1999. For the 2001 transactions, the Company leased back the real estate over a 10-year period and the rental equipment for a minor period of one to eight months. For the 2000 transactions, the Company leased back a portion of the rental equipment for a minor period of one to eight months, and the balance over a five-year period. For the 1999 transactions, the Company leased back the rental equipment over a five-year period. The total gains related to these transactions in 2001, 2000 and 1999 were, respectively, approximately $21.6 million of which $1.4 million was deferred, approximately $16.5 million of which $4.0 million was deferred, and approximately $6.3 million all of which was deferred. The deferred gains are being amortized over the respective lease periods on a straight-line basis.

    Rent expense under non-cancelable operating leases totaled $170.9 million, $137.3 million and $65.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's real estate leases provide for varying terms and include 30 leases that are on a month-to-month basis and 30 leases that provide for a remaining term of less than one year and do not provide a renewal option.

Employee Benefit Plans

    The Company currently sponsors one defined contribution 401(k) retirement plan which is subject to the provisions of ERISA. The Company also sponsors a deferred profit sharing plan for the benefit of the full time employees of its Canadian subsidiaries. Under these plans, the Company matches a percentage of the participants contributions up to a specified amount. Company contributions to the plans were $6.0 million, $6.2 million and $4.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                             UNITED RENTALS, INC.

Legal Matters

    The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, or insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company had accrued $7.6 million at December 31, 2001 and 2000, to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims.

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

15.  Segment Information

    Each of the Company's branch locations is an operating segment which consists of the rental and sales of equipment and related merchandise and parts. Certain of the Company's branches also provide speciality traffic control services as a product line and the amount of revenue attributable to such services was $272.2 million, $245.0 million and $79.3 million during the years ended December 31, 2001, 2000 and 1999, respectively. All of the Company's branches have been aggregated into one reportable segment because they offer similar products and services in similar markets and the factors determining strategic decisions are comparable.

                             UNITED RENTALS, INC.

    The Company operates in the United States, Canada and Mexico. Revenues are attributable to countries based upon the location of the customers. Geographic area information for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                  Year ended December 31
                                                             --------------------------------
                                                                2001       2000       1999
                                                             ---------- ---------- ----------
                                                                      (In thousands)
Revenues from external customers
 Domestic................................................... $2,740,694 $2,753,266 $2,086,808
 Foreign....................................................    145,911    165,595    146,820
                                                             ---------- ---------- ----------
Total revenues from external customers...................... $2,886,605 $2,918,861 $2,233,628
                                                             ========== ========== ==========

Rental equipment, net
 Domestic................................................... $1,630,411 $1,604,191 $1,537,199
 Foreign....................................................    116,771    128,644    122,534
                                                             ---------- ---------- ----------
Total consolidated rental equipment, net.................... $1,747,182 $1,732,835 $1,659,733
                                                             ========== ========== ==========

Property and equipment, net
 Domestic................................................... $  393,541 $  405,873 $  285,456
 Foreign....................................................     16,512     16,366     19,451
                                                             ---------- ---------- ----------
Total consolidated property and equipment, net.............. $  410,053 $  422,239 $  304,907
                                                             ========== ========== ==========

Goodwill and other intangible assets, net
 Domestic................................................... $2,086,481 $2,092,882 $1,740,326
 Foreign....................................................    121,220    134,126    123,046
                                                             ---------- ---------- ----------
Total consolidated goodwill and other intangible assets, net $2,207,701 $2,227,008 $1,863,372
                                                             ========== ========== ==========

                             UNITED RENTALS, INC.

16.  Quarterly Financial Information (Unaudited)

Selected Financial Data

    The following table of quarterly financial information has been prepared from unaudited financial statements of the Company, and reflects adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

                                              First    Second    Third   Fourth
                                             Quarter   Quarter  Quarter  Quarter
                                            --------  --------  -------- --------
                                            (In thousands, except per share data)
For the year ended December 31, 2001:
 Total revenues............................ $619,104  $768,013  $795,483 $704,005
 Gross profit..............................  202,567   286,063   305,242  245,598
 Income before extraordinary item..........    3,412    24,935    62,052   32,174
 Extraordinary item........................             11,317
 Net income................................    3,412    13,618    62,052   32,174
 Basic earnings before extraordinary item
   per share............................... $   0.05  $   0.35  $   0.85 $   0.45
 Diluted earnings before extraordinary item
   per share...............................     0.04      0.26      0.63     0.34

For the year ended December 31, 2000:
 Total revenues............................ $578,962  $729,946  $859,033 $750,920
 Gross profit..............................  205,984   271,798   340,704  270,084
 Net income................................   17,411    47,199    75,391   36,374
 Basic earnings per share.................. $   0.24  $   0.66  $   1.07 $   0.51
 Diluted earnings per share................     0.19      0.51      0.79     0.40

                             UNITED RENTALS, INC.

17.  Condensed Consolidating Financial Information of Guarantor Subsidiaries

    Certain indebtedness of URI, a wholly owned subsidiary of Holdings (the "Parent"), is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 30, 2001

                                                                            Non-
                                                            Guarantor    Guarantor    Other and   Consolidated
                                     Parent       URI      Subsidiaries Subsidiaries Eliminations    Total
                                   ----------  ----------  ------------ ------------ ------------ ------------
                                                                 (In thousands)
ASSETS
Cash and cash equivalents.........             $    6,385   $   19,798   $   1,143                 $   27,326
Accounts receivable, net..........                  7,142      418,260      24,871                    450,273
Intercompany receivable
  (payable).......................                 89,612       39,548    (129,160)
Inventory.........................                 36,335       46,410       3,019                     85,764
Prepaid expenses and other
  assets..........................                 57,764       64,699       1,935         8,819      133,217
Rental equipment, net.............                885,442      744,969     116,771                  1,747,182
Property and equipment, net....... $   26,793     135,240      231,508      16,512                    410,053
Investment in subsidiaries........  1,904,000   2,414,710                             (4,318,710)
Intangible assets, net............                855,360    1,231,121     121,220                  2,207,701
                                   ----------  ----------   ----------   ---------   -----------   ----------
                                   $1,930,793  $4,487,990   $2,796,313   $ 156,311   $(4,309,891)  $5,061,516
                                   ==========  ==========   ==========   =========   ===========   ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable...............             $   38,436   $  155,029   $  11,308                 $  204,773
   Debt........................... $  300,000   2,193,380      203,896      62,246   $  (300,000)   2,459,522
   Deferred income taxes..........                296,974           50                                297,024
   Accrued expenses and
    other liabilities.............      5,283      57,108       96,793      12,253         3,250      174,687
                                   ----------  ----------   ----------   ---------   -----------   ----------
     Total liabilities............    305,283   2,585,898      455,768      85,807      (296,750)   3,136,006
Commitments and contingencies
Company-obligated
  mandatorily redeemable
  convertible preferred securities
  of a subsidiary trust...........                                                       300,000      300,000
Stockholders' equity:
   Preferred stock................          5                                                               5
   Common stock...................        734                                                             734
   Additional paid-in capital.....  1,243,586   1,498,655    1,840,604      65,970    (3,405,229)   1,243,586
   Deferred compensation..........    (55,794)                                                        (55,794)
   Retained earnings..............    467,106     410,480      499,941      27,618      (938,039)     467,106
   Accumulated other
     comprehensive loss...........    (30,127)     (7,043)                 (23,084)       30,127      (30,127)
                                   ----------  ----------   ----------   ---------   -----------   ----------
      Total stockholders'
       equity.....................  1,625,510   1,902,092    2,340,545      70,504    (4,313,141)   1,625,510
                                   ----------  ----------   ----------   ---------   -----------   ----------
                                   $1,930,793  $4,487,990   $2,796,313   $ 156,311   $(4,309,891)  $5,061,516
                                   ==========  ==========   ==========   =========   ===========   ==========

                             UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 31, 2000

                                                           Guarantor    Non-Guarantor  Other and     Consolidated
                                  Parent       URI        Subsidiaries  Subsidiaries  Eliminations      Total
                                ----------  ----------    ------------  ------------- ------------   ------------
                                                              (In thousands)
ASSETS
Cash and cash equivalents......                            $   29,733    $    4,651                   $   34,384
Accounts receivable, net.......             $  216,444        143,295       109,855                      469,594
Intercompany receivable
 (payable).....................                319,423        (55,187)     (264,236)
Inventory......................                 54,022         73,979         5,379                      133,380
Prepaid expenses and other
 assets........................                 28,263         75,633           597                      104,493
Rental equipment, net..........                837,972        766,219       128,644                    1,732,835
Property and equipment, net.... $   34,807     139,871        231,195        16,366                      422,239
Investment in subsidiaries.....  1,839,952   2,257,692                                $(4,097,644)
Intangible assets, net.........                960,444      1,132,438       134,126                    2,227,008
                                ----------  ----------     ----------    ----------   -----------     ----------
                                $1,874,759  $4,814,131     $2,397,305    $  135,382   $(4,097,644)    $5,123,933
                                ==========  ==========     ==========    ==========   ===========     ==========

LIABILITIES AND
STOCKHOLDER'S EQUITY
Liabilities:
   Accounts payable............             $   78,623     $  165,677    $   15,855                   $  260,155
   Debt........................ $  300,000   2,647,144          3,484        24,739   $  (300,000)     2,675,367
   Deferred taxes..............                186,091         20,702          (550)                     206,243
   Accrued expenses and
    other liabilities..........     28,816      86,560         18,862        13,750       (11,763)       136,225
                                ----------  ----------     ----------    ----------   -----------     ----------
      Total liabilities........    328,816   2,998,418        208,725        53,794      (311,763)     3,277,990

Commitments and contingencies
Company-obligated mandatorily
 redeemable convertible
 preferred securities of a
 subsidiary trust..............                                                           300,000        300,000
Series A and B preferred stock.    430,800                                                               430,800
Stockholder's equity:
   Common stock................        711                                                                   711
   Additional paid-in capital..    765,529   1,488,238      1,830,500        65,657    (3,384,395)       765,529
   Retained earnings...........    355,850     327,475        358,080        22,878      (708,433)       355,850
   Accumulated other
    comprehensive
    loss.......................     (6,947)                                  (6,947)        6,947         (6,947)
                                ----------  ----------     ----------    ----------   -----------     ----------
      Total stockholder's
       equity..................  1,115,143   1,815,713      2,188,580        81,588   $(4,085,881)     1,115,143
                                ----------  ----------     ----------    ----------   -----------     ----------
                                $1,874,759  $4,814,131     $2,397,305    $  135,382   $(4,097,644)    $5,123,933
                                ==========  ==========     ==========    ==========   ===========     ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2001

                                                                           Non-
                                                           Guarantor    Guarantor    Other and   Consolidated
                                     Parent      URI      Subsidiaries Subsidiaries Eliminations    Total
                                    --------  ----------  ------------ ------------ ------------ ------------
                                                                 (In thousands)
Revenues:
  Equipment rentals................           $  907,070   $1,201,439    $104,391                 $2,212,900
  Sales of rental equipment........               63,612       70,331      13,158                    147,101
  Sales of equipment and
   merchandise and other
   revenues........................              244,020      254,222      28,362                    526,604
                                    --------  ----------   ----------    --------    ---------    ----------
Total revenues.....................            1,214,702    1,525,992     145,911                  2,886,605
Cost of revenues:
  Cost of equipment rentals,
   excluding depreciation..........              376,634      626,867      50,134                  1,053,635
  Depreciation of rental equipment.              150,619      149,868      20,476                    320,963
  Cost of rental equipment sales...               38,702       42,088       7,952                     88,742
  Cost of equipment and
   merchandise sales and other
   operating costs.................              177,659      185,223      20,913                    383,795
                                    --------  ----------   ----------    --------    ---------    ----------
Total cost of revenues.............              743,614    1,004,046      99,475                  1,847,135
                                    --------  ----------   ----------    --------    ---------    ----------
Gross profit.......................              471,088      521,946      46,436                  1,039,470
Selling, general and administrative
 expenses..........................              192,640      224,707      24,404                    441,751
Restructuring charge...............                8,877       17,096       2,949                     28,922
Non-rental depreciation and
 amortization...................... $  7,862      42,012       51,014       5,875                    106,763
                                    --------  ----------   ----------    --------    ---------    ----------
Operating income (loss)............   (7,862)    227,559      229,129      13,208                    462,034
Interest expense...................   19,500     211,220        7,834       2,509    $ (19,500)      221,563
Preferred dividends of a subsidiary
 trust.............................                                                     19,500        19,500
Other (income) expense, net........               25,586      (21,202)      2,037                      6,421
                                    --------  ----------   ----------    --------    ---------    ----------
Income (loss) before provision
 (benefit) for income taxes and
 extraordinary item................  (27,362)     (9,247)     242,497       8,662                    214,550
Provision (benefit) for income
 taxes.............................  (11,355)     (1,226)     100,636       3,922                     91,977
                                    --------  ----------   ----------    --------    ---------    ----------
Income (loss) before extraordinary
 item and equity in net earnings
 of subsidiaries...................  (16,007)     (8,021)     141,861       4,740                    122,573
Extraordinary item.................               11,317                                              11,317
                                    --------  ----------   ----------    --------    ---------    ----------
Income (loss) before equity in net
 earnings of subsidiaries..........  (16,007)    (19,338)     141,861       4,740                    111,256
Equity in net earnings of
 subsidiaries......................  127,263     146,601                              (273,864)
                                    --------  ----------   ----------    --------    ---------    ----------
Net income......................... $111,256  $  127,263   $  141,861    $  4,740    $(273,864)   $  111,256
                                    ========  ==========   ==========    ========    =========    ==========

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
                                   ========  ==========     ==========    ==========    ==========    ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1999

                                                              Guarantor   Non-Guarantor  Other and   Consolidated
                                          Parent     URI     Subsidiaries Subsidiaries  Eliminations    Total
                                         --------  --------  ------------ ------------- ------------ ------------
                                                                      (In thousands)
Revenues:
  Equipment rentals.....................           $600,431   $  880,182    $100,413                  $1,581,026
  Sales of rental equipment.............            113,982      106,737      14,959                     235,678
  Sales of equipment and merchandise
   and other revenues...................            195,647      189,829      31,448                     416,924
                                         --------  --------   ----------    --------     ---------    ----------
Total revenues..........................            910,060    1,176,748     146,820                   2,233,628
Cost of revenues:
  Cost of equipment rentals,
   excluding depreciation...............            250,959      381,718      44,295                     676,972
  Depreciation of rental equipment......            116,385      146,622      17,634                     280,641
  Cost of rental equipment sales........             62,972       64,945       8,761                     136,678
  Cost of equipment and merchandise
   sales and other operating costs......            161,902      128,328      24,189                     314,419
                                         --------  --------   ----------    --------     ---------    ----------
Total cost of revenues..................            592,218      721,613      94,879                   1,408,710
                                         --------  --------   ----------    --------     ---------    ----------
Gross profit............................            317,842      455,135      51,941                     824,918
Selling, general and administrative
 expenses............................... $  8,267   144,341      177,456      22,531                     352,595
Non-rental depreciation and
 amortization...........................    4,926    29,667       24,617       3,657                      62,867
                                         --------  --------   ----------    --------     ---------    ----------
Operating income (loss).................  (13,193)  143,834      253,062      25,753                     409,456
Interest expense........................   19,500   132,929        1,428       5,471     $ (19,500)      139,828
Preferred dividends of a subsidiary
 trust..................................                                                    19,500        19,500
Other (income) expense, net.............    9,689    (1,549)        (524)        427           278         8,321
                                         --------  --------   ----------    --------     ---------    ----------
Income (loss) before provision (benefit)
 for income taxes.......................  (42,382)   12,454      252,158      19,855          (278)      241,807
Provision (benefit) for income taxes....  (17,487)    3,039      105,531       8,058                      99,141
                                         --------  --------   ----------    --------     ---------    ----------
Income (loss) before equity in net
 earnings of subsidiaries...............  (24,895)    9,415      146,627      11,797          (278)      142,666
Equity in net earnings of subsidiaries..  167,561   158,424                               (325,985)
                                         --------  --------   ----------    --------     ---------    ----------
Net income.............................. $142,666  $167,839   $  146,627    $ 11,797     $(326,263)   $  142,666
                                         ========  ========   ==========    ========     =========    ==========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 2001

                                                                                          Non-
                                                                          Guarantor    Guarantor    Other and
                                                   Parent       URI      Subsidiaries Subsidiaries Eliminations Consolidated
                                                  --------  -----------  ------------ ------------ ------------ ------------
                                                                                (In thousands)
Net cash provided by (used in) operating
 activities...................................... $(16,826) $   622,289   $  97,695     $ (8,933)    $  2,485   $   696,710
Cash flows from investing activities:
   Purchases of rental equipment.................              (277,032)   (148,125)     (24,613)                  (449,770)
   Purchases of property and equipment...........   (2,674)     (13,159)    (28,214)      (3,501)                   (47,548)
   Proceeds from sales of rental equipment.......                63,612      70,331       13,158                    147,101
   Capital contributed to subsidiary.............  (10,417)                                            10,417
   Purchases of other companies..................               (53,565)                  (1,273)                   (54,838)
   Payments of contingent purchase price.........                (2,103)                                             (2,103)
   In-process acquisition costs..................                                                      (2,485)       (2,485)
                                                  --------  -----------   ---------     --------     --------   -----------
     Net cash used in investing activities.......  (13,091)    (282,247)   (106,008)     (16,229)       7,932      (409,643)
Cash flows from financing activities:
   Proceeds from debt............................             2,008,644          65       44,758                  2,053,467
   Payments of debt..............................            (2,292,186)     (1,687)      (6,634)                (2,300,507)
   Proceeds from sale-leaseback..................                12,435                                              12,435
   Payments of financing costs...................               (28,709)                    (333)                   (29,042)
   Capital contributions by parent...............                10,417                               (10,417)
   Dividend distributions to parent..............               (44,258)                               44,258
   Shares repurchased and retired................  (24,758)                                                         (24,758)
   Proceeds from the exercise of common stock
    options......................................   10,417                                                           10,417
   Proceeds from dividends from subsidiary.......   44,258                                            (44,258)
                                                  --------  -----------   ---------     --------     --------   -----------
     Net cash provided by (used in)
       financing activities......................   29,917     (333,657)     (1,622)      37,791      (10,417)     (277,988)
   Effect of foreign exchange rates..............                                        (16,137)                   (16,137)

                                                  --------  -----------   ---------     --------     --------   -----------
Net increase (decrease) in cash and cash
 equivalents.....................................                 6,385      (9,935)      (3,508)                    (7,058)
Cash and cash equivalents at beginning of period.                            29,733        4,651                     34,384
                                                  --------  -----------   ---------     --------     --------   -----------
Cash and cash equivalents at end of period.......           $     6,385   $  19,798     $  1,143                $    27,326
                                                  ========  ===========   =========     ========     ========   ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest...................... $ 19,500  $   197,315   $  10,561     $  3,009                $   230,385
     Cash paid for income taxes, net of
     refunds.....................................           $   (31,122)                $    323                $   (30,799)
Supplemental disclosure of non-cash investing
 and financing activities:
   The Company acquired the net assets and
   assumed certain liabilities of other
   companies as follows:
   Assets, net of cash acquired..................           $    20,264                 $  1,201                $    21,465
   Liabilities assumed...........................                (4,468)                    (144)                    (4,612)
   Less:
     Amounts paid through issuance of
       debt......................................                  (600)                                               (600)

                                                  --------  -----------   ---------     --------     --------   -----------
                                                                 15,196                    1,057                     16,253
   Due to seller and other payments..............                38,369                      216                     38,585

                                                  --------  -----------   ---------     --------     --------   -----------
     Net cash paid...............................           $    53,565                 $  1,273                $    54,838

                                                  ========  ===========   =========     ========     ========   ===========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 2000

                                                                  Guarantor   Non-Guarantor  Other and   Consolidated
                                             Parent      URI     Subsidiaries Subsidiaries  Eliminations    Total
                                            --------  ---------  ------------ ------------- ------------ ------------
                                                                         (In thousands)
Net cash provided by (used in) operating
 activities................................ $ (6,429) $ 243,759   $ 227,855     $ 43,066      $  4,470    $ 512,721
Cash flows from investing activities:
   Purchases of rental equipment...........            (489,259)   (283,488)     (35,457)                  (808,204)
   Purchases of property and equipment.....  (13,071)   (34,477)   (102,510)      (3,712)                  (153,770)
   Proceeds from sales of rental
    equipment..............................             145,519     178,576       23,583                    347,678
   Proceeds from sale of businesses........              16,246       3,000                                  19,246
   Payments of contingent purchase
    price..................................              (3,030)    (13,236)                                (16,266)
   Purchases of other companies............            (337,257)                 (10,080)                  (347,337)
   Capital contributed to subsidiary.......     (331)                                              331
   In-process acquisition costs............                                                     (4,285)      (4,285)
                                            --------  ---------   ---------     --------      --------    ---------
      Net cash used in investing
       activities..........................  (13,402)  (702,258)   (217,658)     (25,666)       (3,954)    (962,938)
Cash flows from financing activities:
   Shares repurchased and retired..........  (30,950)                                                       (30,950)
   Dividend distributions to parent........             (50,450)                                50,450
   Proceeds from debt......................             452,912       3,290                                 456,202
   Repayments of debt......................            (125,238)       (168)      (9,193)                  (134,599)
   Proceeds from sale-leaseback............             193,478                                             193,478
   Payments of financing costs.............             (16,223)                                  (185)     (16,408)
   Capital contributions by parent.........                 331                                   (331)
   Proceeds from the exercise of stock
    options................................      331                                                            331
   Proceeds from dividends from
    subsidiary.............................   50,450                                           (50,450)
                                            --------  ---------   ---------     --------      --------    ---------

      Net cash provided by (used in)
       financing activities................   19,831    454,810       3,122       (9,193)         (516)     468,054
   Effect of foreign exchange rates........                                       (7,264)                    (7,264)
                                            --------  ---------   ---------     --------      --------    ---------

Net increase (decrease) in cash and cash
 equivalents...............................              (3,689)     13,319          943                     10,573
Cash and cash equivalents at beginning
 of period.................................               3,689      16,414        3,708                     23,811
                                            --------  ---------   ---------     --------      --------    ---------
Cash and cash equivalents at end of
 period....................................           $           $  29,733     $  4,651                  $  34,384
                                            ========  =========   =========     ========      ========    =========
Supplemental disclosure of cash flow
 information:
   Cash paid for interest.................. $ 19,500  $ 218,346   $     135     $ 10,782                  $ 248,763
   Cash paid for income taxes..............           $  19,833                 $  3,913                  $  23,746

Supplemental disclosure of non-cash
 investing and financing activities:
   The Company acquired the net
    assets and assumed certain
    liabilities of other companies as
    follows:
      Assets, net of cash acquired.........           $ 518,167                 $ 11,037                  $ 529,204
      Liabilities assumed..................            (132,163)                    (957)                  (133,120)
      Less:
         Amounts paid in common
          stock of parent..................             (10,000)                                            (10,000)
         Amounts paid through
          issuance of debt.................             (65,500)                                            (65,500)
                                            --------  ---------   ---------     --------      --------    ---------
                                                        310,504                   10,080                    320,584
      Due to seller and other payments.....              26,753                                              26,753
                                            --------  ---------   ---------     --------      --------    ---------
         Net cash paid.....................           $ 337,257                 $ 10,080                  $ 347,337
                                            ========  =========   =========     ========      ========    =========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 1999

                                                                   Guarantor   Non-Guarantor  Other and   Consolidated
                                           Parent        URI      Subsidiaries Subsidiaries  Eliminations    Total
                                          ---------  -----------  ------------ ------------- ------------ ------------
                                                                         (In thousands)
Net cash provided by (used in) operating
 activities.............................. $  (4,824) $   292,412    $ 13,185     $ 119,585    $   1,002   $   421,360
Cash flows from investing activities:
   Purchases of rental equipment.........               (539,775)    (99,365)      (78,972)                  (718,112)
   Purchases of property and equipment...   (14,181)     (74,634)    (20,366)      (14,468)                  (123,649)
   Proceeds from sales of rental
    equipment............................                113,982     106,737        14,959                    235,678
   Proceeds from sale of
    businesses...........................                  1,040       2,354         3,127                      6,521
   Payments of contingent purchase
    price................................                 (2,387)     (4,265)       (1,564)                    (8,216)
   Purchases of other companies..........               (915,937)                  (70,853)                  (986,790)
   Capital contributed to subsidiary.....  (522,985)                                            522,985
   In-process acquisition costs..........                                                        (1,002)       (1,002)
                                          ---------  -----------    --------     ---------    ---------   -----------
     Net cash used in investing
      activities.........................  (537,166)  (1,417,711)    (14,905)     (147,771)     521,983    (1,595,570)
Cash flows from financing activities:
   Dividend distributions to parent......                (19,500)                                19,500
   Proceeds from debt....................              1,025,843      26,524        31,249                  1,083,616
   Repayments of debt....................               (474,808)    (20,958)       (1,884)                  (497,650)
   Proceeds from sale-leaseback..........                 88,000                                               88,000
   Payments of financing costs...........                (18,995)                     (448)                   (19,443)
   Capital contributions by parent.......                522,985                               (522,985)
   Proceeds from issuance of common
    stock and warrants, net of issuance
    costs................................    64,701                                                            64,701
   Proceeds from issuance of Series A
    and B preferred stock, net of
    issuance costs.......................   430,800                                                           430,800
   Proceeds from the exercise of stock
    options..............................    26,989                                                            26,989
   Proceeds from dividends from
    subsidiary...........................    19,500                                             (19,500)
                                          ---------  -----------    --------     ---------    ---------   -----------

     Net cash provided by financing
      activities.........................   541,990    1,123,525       5,566        28,917     (522,985)    1,177,013
   Effect of foreign exchange rates......                                              598                        598
                                          ---------  -----------    --------     ---------    ---------   -----------

Net increase (decrease) in cash and cash
 equivalents.............................                 (1,774)      3,846         1,329                      3,401
Cash and cash equivalents at beginning of
 period..................................                  1,774      16,257         2,379                     20,410
                                          ---------  -----------    --------     ---------    ---------   -----------
Cash and cash equivalents at end of
 period.................................. $          $              $ 20,103     $   3,708                $    23,811
                                          =========  ===========    ========     =========    =========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid for interest................ $  19,500  $    98,728    $  1,194     $   4,863                $   124,285
   Cash paid for income taxes............            $    16,372                 $   1,137                $    17,509

Supplemental disclosure of non-cash
 investing and financing activities:
   The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:
     Assets, net of cash acquired........            $ 1,371,807                 $  96,760                $ 1,468,567
     Liabilities assumed.................               (448,685)                  (23,697)                  (472,382)
     Less:
        Amounts paid through
         issuance of debt................                 (7,185)                   (2,210)                    (9,395)
                                          ---------  -----------    --------     ---------    ---------   -----------
        Net cash paid....................            $   915,937                 $  70,853                $   986,790
                                          =========  ===========    ========     =========    =========   ===========

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc. (Parent Company of United Rentals (North America), Inc.)

    We have audited the accompanying consolidated balance sheets of United Rentals (North America), Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the management of United Rentals (North America), Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals (North America), Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /S/  ERNST & YOUNG LLP

MetroPark, New Jersey
February 19, 2002

                     UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31
                                                                                      ----------------------
                                                                                         2001        2000
                                                                                      ----------  ----------
                                                                                          (In thousands,
                                                                                        except share data)
Assets
Cash and cash equivalents............................................................ $   27,326  $   34,384
Accounts receivable, net of allowance for doubtful accounts of $47,744 and $55,624 at
  2001 and 2000, respectively........................................................    450,273     469,594
Inventory............................................................................     85,764     133,380
Prepaid expenses and other assets....................................................    124,398     104,493
Rental equipment, net................................................................  1,747,182   1,732,835
Property and equipment, net..........................................................    383,260     387,432
Goodwill, net of accumulated amortization of $161,570 and $103,219 at 2001 and
  2000, respectively.................................................................  2,199,774   2,215,532
Other intangible assets, net.........................................................      7,927      11,476
                                                                                      ----------  ----------
                                                                                      $5,025,904  $5,089,126
                                                                                      ==========  ==========
Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable.................................................................. $  204,773  $  260,155
   Debt..............................................................................  2,459,522   2,675,367
   Deferred taxes....................................................................    297,024     206,243
   Accrued expenses and other liabilities............................................    166,154     119,172
                                                                                      ----------  ----------
       Total liabilities.............................................................  3,127,473   3,260,937
Commitments and contingencies
Stockholder's equity:
   Common stock--$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding.................................................................
   Additional paid-in capital........................................................  1,518,078   1,507,661
   Retained earnings.................................................................    410,480     327,475
   Accumulated other comprehensive loss..............................................    (30,127)     (6,947)
                                                                                      ----------  ----------
       Total stockholder's equity....................................................  1,898,431   1,828,189
                                                                                      ----------  ----------
                                                                                      $5,025,904  $5,089,126
                                                                                      ==========  ==========

                            See accompanying notes.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31
                                                       ---------------------------------
                                                          2001       2000        1999
                                                       ---------- ----------  ----------
                                                                 (In thousands)
Revenues:
 Equipment rentals.................................... $2,212,900 $2,056,683  $1,581,026
 Sales of rental equipment............................    147,101    347,678     235,678
 Sales of equipment and merchandise and other revenues    526,604    514,500     416,924
                                                       ---------- ----------  ----------
Total revenues........................................  2,886,605  2,918,861   2,233,628
Cost of revenues:
 Cost of equipment rentals, excluding depreciation....  1,053,635    907,477     676,972
 Depreciation of rental equipment.....................    320,963    328,131     280,641
 Cost of rental equipment sales.......................     88,742    208,182     136,678
 Cost of equipment and merchandise sales and other
   operating costs....................................    383,795    386,501     314,419
                                                       ---------- ----------  ----------
Total cost of revenues................................  1,847,135  1,830,291   1,408,710
                                                       ---------- ----------  ----------
Gross profit..........................................  1,039,470  1,088,570     824,918
Selling, general and administrative expenses..........    441,751    454,330     344,328
Restructuring charge..................................     28,922
Non-rental depreciation and amortization..............     98,901     78,583      57,941
                                                       ---------- ----------  ----------
Operating income......................................    469,896    555,657     422,649
Interest expense......................................    221,563    228,779     139,828
Other (income) expense, net...........................      6,421     (1,836)     (1,646)
                                                       ---------- ----------  ----------
Income before provision for income taxes and
  extraordinary item..................................    241,912    328,714     284,467
Provision for income taxes............................    103,332    136,416     116,628
                                                       ---------- ----------  ----------
Income before extraordinary item......................    138,580    192,298     167,839
Extraordinary item, net of tax benefit of $6,759......     11,317
                                                       ---------- ----------  ----------
Net income............................................ $  127,263 $  192,298  $  167,839
                                                       ========== ==========  ==========

                            See accompanying notes.

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                          Common Stock                                       Accumulated
                                        ---------------- Additional                             Other
                                         Number           Paid-in   Retained  Comprehensive Comprehensive
                                        of Shares Amount  Capital   Earnings     Income     (Loss) Income
                                        --------- ------ ---------- --------  ------------- -------------
                                                       (In thousands except share amounts)
Balance, December 31, 1998.............   1,000          $  984,345 $ 37,288                  $   (281)
   Comprehensive income:
   Net income..........................                              167,839    $167,839
   Other comprehensive income:
      Foreign currency translation
       adjustments.....................                                              598           598
                                                                                --------
   Comprehensive income................                                         $168,437
                                                                                ========
   Contributed capital from parent.....                     522,985
   Dividend distributions to parent....                              (19,500)
                                          -----     -    ---------- --------                  --------
Balance, December 31, 1999.............   1,000           1,507,330  185,627                       317
   Comprehensive income:
   Net income..........................                              192,298    $192,298
   Other comprehensive income:
      Foreign currency translation
       adjustments.....................                                           (7,264)       (7,264)
                                                                                --------
   Comprehensive income................                                         $185,034
                                                                                ========
   Contributed capital from parent.....                         331
   Dividend distributions to parent....                              (50,450)
                                          -----     -    ---------- --------                  --------
Balance, December 31, 2000.............   1,000           1,507,661  327,475                    (6,947)
   Comprehensive income:...............
   Net income..........................                              127,263    $127,263
   Other comprehensive income:.........
      Foreign currency translation
       adjustments.....................                                          (16,137)      (16,137)
   Cumulative effect on equity of
    adopting FAS 133, net of tax of
    $1,784.............................                                           (2,516)       (2,516)
   Derivatives qualifying as hedges,
    net of tax $3,212..................                                           (4,527)       (4,527)
                                                                                --------
   Comprehensive income................                                         $104,083
                                                                                ========
   Contributed capital from parent.....                      10,417
   Dividend distributions to parent....                              (44,258)
                                          -----          ---------- --------                  --------
Balance, December 31, 2001.............   1,000          $1,518,078 $410,480                  $(30,127)
                                          =====          ========== ========                  ========


                            See accompanying notes.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31
                                                                                  -----------------------------------
                                                                                     2001        2000        1999
                                                                                  -----------  ---------  -----------
                                                                                             (In thousands)
Cash Flows From Operating Activities:
Net income....................................................................... $   127,263  $ 192,298  $   167,839
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..................................................     419,864    406,714      342,403
  Gain on sales of rental equipment..............................................     (58,359)  (139,496)     (99,000)
  Gain on sale of businesses.....................................................                 (4,084)      (1,842)
  Restructuring charge...........................................................      10,893
  Extraordinary item.............................................................      18,076
  Deferred taxes.................................................................     100,683    109,280       41,820
  Changes in operating assets and liabilities:
   Accounts receivable...........................................................      24,888      8,613      (93,716)
   Inventory.....................................................................      87,084     69,706       (6,544)
   Prepaid expenses and other assets.............................................      11,657    (77,579)      34,701
   Accounts payable..............................................................     (58,713)    14,290       47,586
   Accrued expenses and other liabilities........................................      27,715    (65,062)      (8,065)
                                                                                  -----------  ---------  -----------
      Net cash provided by operating activities..................................     711,051    514,680      425,182
                                                                                  -----------  ---------  -----------
Cash Flows From Investing Activities:
Purchases of rental equipment....................................................    (449,770)  (808,204)    (718,112)
Purchases of property and equipment..............................................     (44,874)  (140,699)    (109,468)
Proceeds from sales of rental equipment..........................................     147,101    347,678      235,678
Proceeds from sale of businesses.................................................                 19,246        6,521
Purchases of other companies.....................................................     (54,838)  (347,337)    (986,790)
Payments of contingent purchase price............................................      (2,103)   (16,266)      (8,216)
                                                                                  -----------  ---------  -----------
      Net cash used in investing activities......................................    (404,484)  (945,582)  (1,580,387)
                                                                                  -----------  ---------  -----------
Cash Flows From Financing Activities:
Capital contributions by Parent..................................................      10,417        331      522,985
Proceeds from debt...............................................................   2,053,467    456,202    1,083,616
Payments on debt.................................................................  (2,300,507)  (134,599)    (497,650)
Proceeds from sale-leaseback.....................................................      12,435    193,478       88,000
Dividend distributions to Parent.................................................     (44,258)   (50,450)     (19,500)
Payments of financing costs......................................................     (29,042)   (16,223)     (19,443)
                                                                                  -----------  ---------  -----------
      Net cash provided by financing activities..................................    (297,488)   448,739    1,158,008
Effect of foreign exchange rates.................................................     (16,137)    (7,264)         598
                                                                                  -----------  ---------  -----------
Net increase (decrease) in cash and cash equivalents.............................      (7,058)    10,573        3,401
Cash and cash equivalents at beginning of year...................................      34,384     23,811       20,410
                                                                                  -----------  ---------  -----------
Cash and cash equivalents at end of year......................................... $    27,326  $  34,384  $    23,811
                                                                                  ===========  =========  ===========
Supplemental disclosure of cash flow information:
Cash paid for interest........................................................... $   210,885  $ 229,263  $   104,785
Cash paid for taxes, net of refunds.............................................. $   (30,799) $  23,746  $    17,509

Supplemental schedule of non cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
  Assets, net of cash acquired................................................... $    21,465  $ 529,204  $ 1,468,567
  Liabilities assumed............................................................      (4,612)  (133,120)    (472,382)
  Less:
   Amounts paid in common stock of the parent....................................                (10,000)
   Amounts paid through issuance of debt.........................................        (600)   (65,500)      (9,395)
                                                                                  -----------  ---------  -----------
                                                                                       16,253    320,584      986,790
  Due to seller and other payments...............................................      38,585     26,753
                                                                                  -----------  ---------  -----------
Net cash paid.................................................................... $    54,838  $ 347,337  $   986,790
                                                                                  ===========  =========  ===========

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

    Certain footnotes are not provided for the accompanying financial statements as the information in Notes 1 through 9, 11, 12 and 14 through 16 to the consolidated financial statements of United Rentals, Inc. included elsewhere in this report is substantially equivalent to that required for the consolidated financial statements of URI and its subsidiaries. Earnings per share data is not provided for the operating results of URI and subsidiaries, as they are wholly owned subsidiaries of Holdings. URI's various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

    Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services,
(ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to the Company. The expenses relating to URI's payments to Holdings are reflected on URI's financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past made, and expects that it will in the future make, distributions to Holdings for, among other things, enabling Holdings to pay dividends on its preferred securities.

2.  Capital Stock and Contributions

    At December 31, 2001, the Company has authorized 3,000 shares of its $0.01 par value common stock of which 1,000 shares are issued and outstanding. All of the issued and outstanding common shares are owned by its Parent.

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

3.  Condensed Consolidating Financial Information of Guarantor Subsidiaries

    Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent

                     UNITED RENTALS (NORTH AMERICA), INC.

conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:


                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 31, 2001

                                                           Guarantor    Non-Guarantor                Consolidated
                                               URI        Subsidiaries  Subsidiaries  Eliminations      Total
                                            ----------    ------------  ------------- ------------   ------------
                                                                     (In thousands)
ASSETS
Cash and cash equivalents.................. $    6,385     $   19,798    $    1,143                   $   27,326
Accounts receivable, net...................      7,142        418,260        24,871                      450,273
Intercompany receivable (payable)..........     89,612         39,548      (129,160)
Inventory..................................     36,335         46,410         3,019                       85,764
Prepaid expenses and other assets..........     57,764         64,699         1,935                      124,398
Rental equipment, net......................    885,442        744,969       116,771                    1,747,182
Property and equipment, net................    135,240        231,508        16,512                      383,260
Investment in subsidiaries.................  2,414,710                                $(2,414,710)
Intangible assets, net.....................    855,360      1,231,121       121,220                    2,207,701
                                            ----------     ----------    ----------   -----------     ----------
                                            $4,487,990     $2,796,313    $  156,311   $(2,414,710)    $5,025,904
                                            ==========     ==========    ==========   ===========     ==========

LIABILITIES AND STOCKHOLDER'S
 EQUITY
Liabilities:
   Accounts payable........................ $   38,436     $  155,029    $   11,308                   $  204,773
   Debt....................................  2,193,380        203,896        62,246                    2,459,522
   Deferred taxes..........................    296,974             50                                    297,024
   Accrued expenses and other liabilities..     57,108         96,793        12,253                      166,154
                                            ----------     ----------    ----------   -----------     ----------
      Total liabilities....................  2,585,898        455,768        85,807                    3,127,473

Commitments and contingencies
Stockholder's equity:
   Common stock............................
   Additional paid-in capital..............  1,498,655      1,840,604        65,970   $(1,887,151)     1,518,078
   Retained earnings.......................    410,480        499,941        27,618      (527,559)       410,480
   Accumulated other comprehensive
    loss...................................     (7,043)                     (23,084)                     (30,127)
                                            ----------     ----------    ----------   -----------     ----------
      Total stockholder's equity...........  1,902,092      2,340,545        70,504    (2,414,710)     1,898,431
                                            ----------     ----------    ----------   -----------     ----------
                                            $4,487,990     $2,796,313    $  156,311   $(2,414,710)    $5,025,904
                                            ==========     ==========    ==========   ===========     ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 31, 2000

                                                           Guarantor    Non-Guarantor                Consolidated
                                               URI        Subsidiaries  Subsidiaries  Eliminations      Total
                                            ----------    ------------  ------------- ------------   ------------
                                                                    (In thousands)
ASSETS
Cash and cash equivalents..................                $   29,733    $    4,651                   $   34,384
Accounts receivable, net................... $  216,444        143,295       109,855                      469,594
Intercompany receivable (payable)..........    319,423        (55,187)     (264,236)
Inventory..................................     54,022         73,979         5,379                      133,380
Prepaid expenses and other assets..........     28,263         75,633           597                      104,493
Rental equipment, net......................    837,972        766,219       128,644                    1,732,835
Property and equipment, net................    139,871        231,195        16,366                      387,432
Investment in subsidiaries.................  2,257,692                                $(2,257,692)
Intangible assets, net.....................    960,444      1,132,438       134,126                    2,227,008
                                            ----------     ----------    ----------   -----------     ----------
                                            $4,814,131     $2,397,305    $  135,382   $(2,257,692)    $5,089,126
                                            ==========     ==========    ==========   ===========     ==========

LIABILITIES AND STOCKHOLDER'S
 EQUITY
Liabilities:
   Accounts payable........................ $   78,623     $  165,677    $   15,855                   $  260,155
   Debt....................................  2,647,144          3,484        24,739                    2,675,367
   Deferred taxes..........................    186,091         20,702          (550)                     206,243
   Accrued expenses and other liabilities..     86,560         18,862        13,750                      119,172
                                            ----------     ----------    ----------   -----------     ----------
      Total liabilities....................  2,998,418        208,725        53,794                    3,260,937

Commitments and contingencies
Stockholder's equity:
   Common stock............................
   Additional paid-in capital..............  1,488,238      1,830,500        65,657   $(1,876,734)     1,507,661
   Retained earnings.......................    327,475        358,080        22,878      (380,958)       327,475
   Accumulated other comprehensive
    loss...................................                                ( 6,947)                      ( 6,947)
                                            ----------     ----------    ----------   -----------     ----------
      Total stockholder's equity...........  1,815,713      2,188,580        81,588    (2,257,692)     1,828,189
                                            ----------     ----------    ----------   -----------     ----------
                                            $4,814,131     $2,397,305    $  135,382   $(2,257,692)    $5,089,126
                                            ==========     ==========    ==========   ===========     ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2001


                                                                            Non-
                                                            Guarantor    Guarantor    Other and   Consolidated
                                                  URI      Subsidiaries Subsidiaries Eliminations    Total
                                               ----------  ------------ ------------ ------------ ------------
                                                                       (In thousands)
Revenues:
   Equipment rentals.......................... $  907,070   $1,201,439    $104,391                 $2,212,900
   Sales of rental equipment..................     63,612       70,331      13,158                    147,101
   Sales of equipment and merchandise and
    other revenues............................    244,020      254,222      28,362                    526,604

                                               ----------   ----------    --------    ---------    ----------
Total revenues................................  1,214,702    1,525,992     145,911                  2,886,605
Cost of revenues:
   Cost of equipment rentals, excluding
   depreciation...............................    376,634      626,867      50,134                  1,053,635
   Depreciation of rental equipment...........    150,619      149,868      20,476                    320,963
   Cost of rental equipment sales.............     38,702       42,088       7,952                     88,742
   Cost of equipment and merchandise sales
   and other operating costs..................    177,659      185,223      20,913                    383,795

                                               ----------   ----------    --------    ---------    ----------
Total cost of revenues........................    743,614    1,004,046      99,475                  1,847,135

                                               ----------   ----------    --------    ---------    ----------
Gross profit..................................    471,088      521,946      46,436                  1,039,470
Selling, general and administrative expenses..    192,640      224,707      24,404                    441,751
Restructuring charge..........................      8,877       17,096       2,949                     28,922
Non-rental depreciation and amortization......     42,012       51,014       5,875                     98,901

                                               ----------   ----------    --------    ---------    ----------
Operating income..............................    227,559      229,129      13,208                    469,896
Interest expense..............................    211,220        7,834       2,509                    221,563
Other (income) expense, net...................     25,586      (21,202)      2,037                      6,421

                                               ----------   ----------    --------    ---------    ----------
Income (loss) before provision (benefit) for
income taxes and extraordinary item...........     (9,247)     242,497       8,662                    241,912
Provision (benefit) for income taxes..........     (1,226)     100,636       3,922                    103,332

                                               ----------   ----------    --------    ---------    ----------
Income (loss) before extraordinary item and
 equity in net earnings of subsidiaries.......     (8,021)     141,861       4,740                    138,580
Extraordinary item............................     11,317                                              11,317

                                               ----------   ----------    --------    ---------    ----------
Income (loss) before equity in net earnings of
subsidiaries..................................    (19,338)     141,861       4,740                    127,263
Equity in net earnings of subsidiaries........    146,601                             $(146,601)

                                               ----------   ----------    --------    ---------    ----------
Net income.................................... $  127,263   $  141,861    $  4,740    $(146,601)   $  127,263
                                               ==========   ==========    ========    =========    ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2000


                                                                         Non-
                                                         Guarantor    Guarantor                Consolidated
                                                URI     Subsidiaries Subsidiaries Eliminations    Total
                                             ---------- ------------ ------------ ------------ ------------
                                                                     (In thousands)
Revenues:
  Equipment rentals......................... $  851,541  $1,094,613    $110,529                 $2,056,683
  Sales of rental equipment.................    145,519     178,576      23,583                    347,678
  Sales of equipment and merchandise and
   other revenues...........................    253,798     229,219      31,483                    514,500

                                             ----------  ----------    --------    ---------    ----------
Total revenues..............................  1,250,858   1,502,408     165,595                  2,918,861
Cost of revenues:
  Cost of equipment rentals, excluding
   depreciation.............................    364,047     494,350      49,080                    907,477
  Depreciation of rental equipment..........    152,640     155,239      20,252                    328,131
  Cost of rental equipment sales............     87,161     106,617      14,404                    208,182
  Cost of equipment and merchandise sales
   and other operating costs................    197,190     164,186      25,125                    386,501

                                             ----------  ----------    --------    ---------    ----------
Total cost of revenues......................    801,038     920,392     108,861                  1,830,291

                                             ----------  ----------    --------    ---------    ----------
Gross profit................................    449,820     582,016      56,734                  1,088,570
Selling, general and administrative expenses    184,135     245,431      24,764                    454,330
Non-rental depreciation and amortization....     33,692      39,618       5,273                     78,583

                                             ----------  ----------    --------    ---------    ----------
Operating income............................    231,993     296,967      26,697                    555,657
Interest expense............................    217,904         135      10,740                    228,779
Other (income) expense, net.................      2,129      (4,285)        320                     (1,836)

                                             ----------  ----------    --------    ---------    ----------
Income before provision for income taxes....     11,960     301,117      15,637                    328,714
Provision for income taxes..................      4,908     124,964       6,544                    136,416

                                             ----------  ----------    --------    ---------    ----------
Income before equity in net earnings of
subsidiaries................................      7,052     176,153       9,093                    192,298
Equity in net earnings of subsidiaries......    185,246                            $(185,246)

                                             ----------  ----------    --------    ---------    ----------
Net income.................................. $  192,298  $  176,153    $  9,093    $(185,246)   $  192,298
                                             ==========  ==========    ========    =========    ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1999

                                                        Guarantor   Non-Guarantor              Consolidated
                                               URI     Subsidiaries Subsidiaries  Eliminations    Total
                                             --------  ------------ ------------- ------------ ------------
                                                                     (In thousands)
Revenues:
  Equipment rentals......................... $600,431   $  880,182    $100,413                  $1,581,026
  Sales of rental equipment.................  113,982      106,737      14,959                     235,678
  Sales of equipment and merchandise and
   other revenues...........................  195,647      189,829      31,448                     416,924
                                             --------   ----------    --------     ---------    ----------
Total revenues..............................  910,060    1,176,748     146,820                   2,233,628
Cost of revenues:
  Cost of equipment rentals, excluding
   depreciation.............................  250,959      381,718      44,295                     676,972
  Depreciation of rental equipment..........  116,385      146,622      17,634                     280,641
  Cost of rental equipment sales............   62,972       64,945       8,761                     136,678
  Cost of equipment and merchandise sales
   and other operating costs................  161,902      128,328      24,189                     314,419

                                             --------   ----------    --------     ---------    ----------
Total cost of revenues......................  592,218      721,613      94,879                   1,408,710

                                             --------   ----------    --------     ---------    ----------
Gross profit................................  317,842      455,135      51,941                     824,918
Selling, general and administrative expenses  144,341      177,456      22,531                     344,328
Non-rental depreciation and amortization....   29,667       24,617       3,657                      57,941
                                             --------   ----------    --------     ---------    ----------
Operating income............................  143,834      253,062      25,753                     422,649
Interest expense............................  132,929        1,428       5,471                     139,828
Other (income) expense, net.................   (1,549)        (524)        427                      (1,646)
                                             --------   ----------    --------     ---------    ----------
Income before provision for income taxes....   12,454      252,158      19,855                     284,467
Provision for income taxes..................    3,039      105,531       8,058                     116,628
                                             --------   ----------    --------     ---------    ----------
Income before equity in net earnings of
 subsidiaries...............................    9,415      146,627      11,797                     167,839
Equity in net earnings of subsidiaries......  158,424                              $(158,424)
                                             --------   ----------    --------     ---------    ----------
Net income.................................. $167,839   $  146,627    $ 11,797     $(158,424)   $  167,839
                                             ========   ==========    ========     =========    ==========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 2001

                                                             Guarantor   Non-Guarantor              Consolidated
                                                   URI      Subsidiaries Subsidiaries  Eliminations    Total
                                               -----------  ------------ ------------- ------------ ------------
                                                                        (In thousands)
Net cash provided by operating activities..... $   622,289   $  97,695     $ (8,933)                $   711,051
Cash flows from investing activities:
   Purchases of rental equipment..............    (277,032)   (148,125)     (24,613)                   (449,770)
   Purchases of property and equipment........     (13,159)    (28,214)      (3,501)                    (44,874)
   Proceeds from sales of rental equipment....      63,612      70,331       13,158                     147,101
   Payments of contingent purchase price......      (2,103)                                              (2,103)
   Purchases of other companies...............     (53,565)                  (1,273)                    (54,838)
                                               -----------   ---------     --------      -------    -----------
      Net cash used in investing
       activities.............................    (282,247)   (106,008)     (16,229)                   (404,484)
Cash flows from financing activities:
   Dividend distributions to parent...........     (44,258)                                             (44,258)
   Proceeds from debt.........................   2,008,644          65       44,758                   2,053,467
   Repayments of debt.........................  (2,292,186)     (1,687)      (6,634)                 (2,300,507)
   Proceeds from sale-leaseback...............      12,435                                               12,435
   Payments of financing costs................     (28,709)                    (333)                    (29,042)
   Capital contributions by parent............      10,417                                               10,417
                                               -----------   ---------     --------      -------    -----------

      Net cash provided by (used in)
       financing activities...................    (333,657)     (1,622)      37,791                    (297,488)
   Effect of foreign exchange rates...........                              (16,137)                    (16,137)
                                               -----------   ---------     --------      -------    -----------

Net increase (decrease) in cash and cash
 equivalents..................................       6,385      (9,935)      (3,508)                     (7,058)
Cash and cash equivalents at beginning of
 period.......................................                  29,733        4,651                      34,384
                                               -----------   ---------     --------      -------    -----------
Cash and cash equivalents at end of
 period....................................... $     6,385   $  19,798     $  1,143                 $    27,326
                                               ===========   =========     ========      =======    ===========

Supplemental disclosure of cash flow
 information:
   Cash paid for interest..................... $   197,315   $  10,561     $  3,009                 $   210,885
   Cash paid for income taxes................. $   (31,122)                $    323                 $   (30,799)

Supplemental disclosure of non-cash
 investing and financing activities:
   The Company acquired the net assets
    and assumed certain liabilities of other
    companies as follows:
      Assets, net of cash acquired............ $    20,264                 $  1,201                 $    21,465
      Liabilities assumed.....................      (4,468)                    (144)                     (4,612)
      Less:
         Amounts paid through issuance
          of debt.............................        (600)                                                (600)
                                               -----------   ---------     --------      -------    -----------
                                                    15,196                    1,057                      16,253
      Due to seller and other payments........      38,369                      216                      38,585
                                               -----------   ---------     --------      -------    -----------
         Net cash paid........................ $    53,565                 $  1,273                 $    54,838
                                               ===========   =========     ========      =======    ===========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 2000

                                                              Guarantor   Non-Guarantor              Consolidated
                                                     URI     Subsidiaries Subsidiaries  Eliminations    Total
                                                  ---------  ------------ ------------- ------------ ------------
                                                                          (In thousands)
Net cash provided by operating activities........ $ 243,759   $ 227,855     $ 43,066                  $ 514,680
Cash flows from investing activities:
   Purchases of rental equipment.................  (489,259)   (283,488)     (35,457)                  (808,204)
   Purchases of property and equipment...........   (34,477)   (102,510)      (3,712)                  (140,699)
   Proceeds from sales of rental equipment.......   145,519     178,576       23,583                    347,678
   Proceeds from sale of businesses..............    16,246       3,000                                  19,246
   Payments of contingent purchase price.........    (3,030)    (13,236)                                (16,266)
   Purchases of other companies..................  (337,257)                 (10,080)                  (347,337)
                                                  ---------   ---------     --------      -------     ---------
      Net cash used in investing
       activities................................  (702,258)   (217,658)     (25,666)                  (945,582)
Cash flows from financing activities:
   Dividend distributions to parent..............   (50,450)                                            (50,450)
   Proceeds from debt............................   452,912       3,290                                 456,202
   Repayments of debt............................  (125,238)       (168)      (9,193)                  (134,599)
   Proceeds from sale-leaseback..................   193,478                                             193,478
   Payments of financing costs...................   (16,223)                                            (16,223)
   Capital contributions by parent...............       331                                                 331
                                                  ---------   ---------     --------      -------     ---------

      Net cash provided by (used in)
       financing activities......................   454,810       3,122       (9,193)                   448,739
   Effect of foreign exchange rates..............                             (7,264)                    (7,264)
                                                  ---------   ---------     --------      -------     ---------

Net increase (decrease) in cash and cash
 equivalents.....................................    (3,689)     13,319          943                     10,573
Cash and cash equivalents at beginning of
 period..........................................     3,689      16,414        3,708                     23,811
                                                  ---------   ---------     --------      -------     ---------
Cash and cash equivalents at end of
 period.......................................... $           $  29,733     $  4,651                  $  34,384
                                                  =========   =========     ========      =======     =========

Supplemental disclosure of cash flow
 information:
   Cash paid for interest........................ $ 218,346   $     135     $ 10,782                  $ 229,263
   Cash paid for income taxes.................... $  19,833                 $  3,913                  $  23,746

Supplemental disclosure of non-cash investing
 and financing activities:
   The Company acquired the net assets and
    assumed certain liabilities of other
    companies as follows:
      Assets, net of cash acquired............... $ 518,167                 $ 11,037                  $ 529,204
      Liabilities assumed........................  (132,163)                    (957)                  (133,120)
      Less:
         Amounts paid in common stock
          of parent..............................   (10,000)                                            (10,000)
         Amounts paid through issuance
          of debt................................   (65,500)                                            (65,500)
                                                  ---------   ---------     --------      -------     ---------
                                                    310,504                   10,080                    320,584
         Due to seller and other payments........    26,753                                              26,753
                                                  ---------   ---------     --------      -------     ---------
         Net cash paid........................... $ 337,257                 $ 10,080                  $ 347,337
                                                  =========   =========     ========      =======     =========

                     UNITED RENTALS (NORTH AMERICA), INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                     For the Year Ended December 31, 1999

                                                             Guarantor   Non-Guarantor              Consolidated
                                                   URI      Subsidiaries Subsidiaries  Eliminations    Total
                                               -----------  ------------ ------------- ------------ ------------
                                                                        (In thousands)
Net cash provided by operating activities..... $   292,412    $ 13,185     $ 119,585                $   425,182
Cash flows from investing activities:
   Purchases of rental equipment..............    (539,775)    (99,365)      (78,972)                  (718,112)
   Purchases of property and equipment........     (74,634)    (20,366)      (14,468)                  (109,468)
   Proceeds from sales of rental
    equipment.................................     113,982     106,737        14,959                    235,678
   Proceeds from sale of businesses...........       1,040       2,354         3,127                      6,521
   Payments of contingent purchase price......      (2,387)     (4,265)       (1,564)                    (8,216)
   Purchases of other companies...............    (915,937)                  (70,853)                  (986,790)
                                               -----------    --------     ---------    ---------   -----------
      Net cash used in investing
       activities.............................  (1,417,711)    (14,905)     (147,771)                (1,580,387)
Cash flows from financing activities:
   Dividend distributions to parent...........     (19,500)                                             (19,500)
   Proceeds from debt.........................   1,025,843      26,524        31,249                  1,083,616
   Repayments of debt.........................    (474,808)    (20,958)       (1,884)                  (497,650)
   Proceeds from sale-leaseback...............      88,000                                               88,000
   Payments of financing costs................     (18,995)                     (448)                   (19,443)
   Capital contributions by parent............     522,985                                              522,985
                                               -----------    --------     ---------    ---------   -----------

      Net cash provided by financing
       activities.............................   1,123,525       5,566        28,917                  1,158,008
   Effect of foreign exchange rates...........                                   598                        598
                                               -----------    --------     ---------    ---------   -----------

Net increase (decrease) in cash and cash
 equivalents..................................      (1,774)      3,846         1,329                      3,401
Cash and cash equivalents at beginning of
 period.......................................       1,774      16,257         2,379                     20,410
                                               -----------    --------     ---------    ---------   -----------
Cash and cash equivalents at end of
 period....................................... $              $ 20,103     $   3,708                $    23,811
                                               ===========    ========     =========    =========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid for interest..................... $    98,728    $  1,194     $   4,863                $   104,785
   Cash paid for income taxes................. $    16,372                 $   1,137                $    17,509

Supplemental disclosure of non-cash
 investing and financing activities:
   The Company acquired the net assets
    and assumed certain liabilities of other
    companies as follows:
      Assets, net of cash acquired............ $ 1,371,807                 $  96,760                $ 1,468,567
      Liabilities assumed.....................    (448,685)                  (23,697)                  (472,382)
      Less:
         Amounts paid through issuance
          of debt.............................      (7,185)                   (2,210)                    (9,395)
                                               -----------    --------     ---------    ---------   -----------
         Net cash paid........................ $   915,937                 $  70,853                $   986,790
                                               ===========    ========     =========    =========   ===========

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
United Rentals, Inc.

    We have audited the consolidated financial statements of United Rentals, Inc. as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 26, 2002, included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

MetroPark, New Jersey
February 19, 2002

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                            CONDENSED BALANCE SHEET

                                                        December 31
                                                  ----------------------
                                                     2001        2000
                                                  ----------  ----------
                                                      (In thousands)

       Assets
       Property and equipment, net............... $   26,793  $   34,807
       Investment in and advances to subsidiaries  1,904,000   1,839,952
                                                  ----------  ----------
                                                  $1,930,793  $1,874,759
                                                  ==========  ==========

       Liabilities and Stockholders' Equity
       Liabilities:
          Debt................................... $  300,000  $  300,000
          Accrued expenses and other liabilities.      5,283      28,816
                                                  ----------  ----------
              Total liabilities..................    305,283     328,816
       Commitments and contingencies
       Series A and B preferred stock............                430,800
       Stockholders' equity:
          Series C and D preferred stock.........          5
          Common stock...........................        734         711
          Additional paid-in capital.............  1,243,586     765,529
          Deferred compensation..................    (55,794)
          Retained earnings......................    467,106     355,850
          Accumulated other comprehensive loss...    (30,127)     (6,947)
                                                  ----------  ----------
              Total stockholders' equity.........  1,625,510   1,115,143
                                                  ----------  ----------
                                                  $1,930,793  $1,874,759
                                                  ==========  ==========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                                      Year Ended December 31
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
                                                          (In thousands)
Selling, general and administrative expenses......                     $  8,267
Non-rental depreciation and amortization.......... $  7,862  $  7,718     4,926
                                                   --------  --------  --------
Operating loss....................................   (7,862)   (7,718)  (13,193)
Interest expense..................................   19,500    19,500    19,500
Other (income) expense, net.......................                        9,689
                                                   --------  --------  --------
Loss before benefit for income taxes..............  (27,362)  (27,218)  (42,382)
Benefit for income taxes..........................   11,355    11,295    17,487
                                                   --------  --------  --------
Net loss before equity in earnings of subsidiaries  (16,007)  (15,923)  (24,895)
Equity in earnings of subsidiaries................  127,263   192,298   167,561
                                                   --------  --------  --------
Net income........................................ $111,256  $176,375  $142,666
                                                   ========  ========  ========



                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             UNITED RENTALS, INC.

                        CONDENSED CASH FLOW INFORMATION

                                                           Year Ended December 31,
                                                       ------------------------------
                                                         2001       2000      1999
                                                       ---------  --------  ---------
                                                               (In thousands)
Net cash used in operating activities................. $          $
                                                        (16,826)   (6,429)  $  (4,824)
Cash flows from investing activities:
   Purchase of property and equipment.................    (2,674)  (13,071)   (14,181)
   Capital contributed to subsidiary..................   (10,417)     (331)  (522,985)
                                                       ---------  --------  ---------
       Net cash used in investing activities..........   (13,091)  (13,402)  (537,166)
Cash flows from financing activities:
   Proceeds from issuance of common stock and
     warrants, net of issuance costs..................                         64,701
   Proceeds from the issuance of preferred stock, net
     of issuance costs................................                        430,800
   Proceeds from debt.................................
   Shares repurchased and retired.....................   (24,758)  (30,950)
   Proceeds from the exercise of stock options........    10,417       331     26,989
   Proceeds from dividends from subsidiary............    44,258    50,450     19,500
                                                       ---------  --------  ---------
       Net cash provided by financing activities......    29,917    19,831    541,990
                                                       ---------  --------  ---------
Net increase in cash and cash equivalents.............
Cash and cash equivalents at beginning of period......
                                                       ---------  --------  ---------
Cash and cash equivalents at end of period............ $      --  $     --  $      --
                                                       =========  ========  =========



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

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             UNITED RENTALS, INC.

                                                                     Additions
                                                               ------------------
                                                    Balance at Charged to                         Balance
                                                    Beginning  Costs and                          at End
                   Description                      of Period   Expenses   Other     Deductions  of Period
                   -----------                      ---------- ---------- -------    ----------  ---------
                                                                        (In thousands)

Year ended December 31, 2001:
  Allowance for doubtful accounts..................  $55,624    $31,194   $   906(a)  $39,980(c)  $47,744
  Reserve for inventory obsolescence and shrinkage.   15,461      9,229       554(b)   15,839(d)    9,395
  Insurance reserves...............................   15,428     87,238                84,107(e)   18,559

Year ended December 31, 2000:
  Allowance for doubtful accounts..................  $58,376    $38,431   $14,791(a)  $55,974(c)  $55,624
  Reserve for inventory obsolescence and shrinkage.   16,782      9,124    11,302(b)   21,747(d)   15,461
  Insurance reserves...............................   22,750     63,728                71,050(e)   15,428
Year ended December 31, 1999:
  Allowance for doubtful accounts..................   43,481     46,121    23,568(a)   54,794(c)   58,376
  Reserve for inventory obsolescence and shrinkage.    9,288      6,857    11,975(b)   11,338(d)   16,782
  Insurance reserves...............................   20,553     47,087                44,890(e)   22,750



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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this Item is incorporated by reference to the applicable information in the 2002 Proxy Statement, including the information set forth under the captions "Election of Directors" and "Compliance with
Section 11(A) of the Securities Exchange Act of 1934". The "2002 Proxy Statement" refers to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 30, 2002.

Item 11.  Executive and Director Compensation

    The information required by this Item is incorporated by reference to the applicable information in the 2002 Proxy Statement, including the information set forth under the captions "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated by reference to the applicable information in the 2002 Proxy Statement, including the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the applicable information in the 2002 Proxy Statement, including the information set forth under the caption "Certain Transactions".

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)Consolidated Financial Statements:

      Report of Independent Auditors

      United Rentals, Inc. Consolidated Balance Sheets--December 31, 2001 and
        2000

      United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

      United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

      United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

      Notes to Consolidated Financial Statements

      Report of Independent Auditors

      United Rentals (North America), Inc. Consolidated Balance
        Sheets--December 31, 2001 and 2000

      United Rentals (North America), Inc. Consolidated Statements of
        Operations for the years ended December 31, 2001, 2000, and 1999

     United Rentals (North America), Inc. Consolidated Statements of
      Stockholder's Equity for the years ended December 31, 2001, 2000, and 1999

     United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

  3(a)  Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

  3(b)  Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of
        Incorporation dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to the
        United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

  3(c)  By-laws of United Rentals, Inc., (incorporated by reference to exhibit 3.2 of United Rentals,
        Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

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

 3(f)   Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock
        (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

  3(g)  Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock
        (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

  3(h)  Form of Certificate of Designation for Series E Junior Participating Preferred Stock
        (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current
        Report on Form 8-K filed on October 5, 2001)

Exhibit
Number                                    Description of Exhibit
------                                    ----------------------
  3(i)  Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American
        Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the
        United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

  3(j)  Amended and Restated Certificate of Incorporation of United Rentals (North America),
        Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc.
        Report on Form 10-Q for the quarter ended June 30, 1998)

  3(k)  By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended
        June 30, 1998)

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

  4(j)  Indenture dated December 15, 1998, among United Rentals (North America), Inc., the
        Guarantors named therein and State Street Bank and Trust Company, as trustee
        (incorporated by reference to Exhibit 10(uu) to Amendment No. 1 to the United Rentals
        (North America), Inc. Registration Statement on Form S-4, No. 333-64227)

Exhibit
Number                                     Description of Exhibit
------                                     ----------------------

  4(k)  Indenture dated March 23, 1999 among United Rentals (North America), Inc., the
        Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to exhibit 4(q) of the United Rentals, Inc. Annual Report on Form 10-K for the
        Year Ended December 31, 1998)

  4(l)  Indenture dated as of April 20, 2001 among United Rentals (North America), Inc., the
        Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(b) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 2001)

  4(m)  Form of Registration Rights Agreement relating to the Series B Perpetual Convertible
        Preferred Stock between United Rentals, Inc. and Chase Equity Associates, LP
        (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1999)

  4(n)  Amended and Restated Registration Rights Agreement relating to Series A Perpetual
        Convertible Preferred Stock and Series B Perpetual Convertible Preferred Stock among
        United Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV, LP and Apollo
        Overseas Partners IV, LP (incorporated by reference to exhibit D of the United Rentals,
        Inc. Proxy Statement dated July 22, 1999)
 10(a)  Amended and Restated Credit Agreement dated as of April 20, 2001 between United
        Rentals, Inc., United Rentals (North America), Inc., various financial institutions, and The
        Chase manhattan Bank, as U.S. Administrative Agent (incorporated by reference to
        Exhibit 10(a) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended
        March 31, 2001)
 10(b)  Form of Warrant Agreement (incorporated by reference to exhibit 10(c) of United Rentals,
        Inc. Registration Statement on Form S-1, Registration No. 333-39117)(1)++
 10(c)  Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10(f) of United Rentals, Inc. Registration Statement on Form S-1, Registration
        No. 333-39117)++
 10(d)  1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of United Rentals, Inc.
        Registration Statement on Form S-1, Registration No. 333-39117)++
 10(e)  1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration Statement on Form S-4, Registration
        No. 333-63171)++
 10(f)  1998 Supplemental Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to the United Rentals, Inc. Registration Statement on Form S-8,
        No. 333-70345)
 10(g)  2001 Senior Stock Plan of United Rentals, Inc. (incorporated by reference to Appendix B to United Rentals, Inc. Definitive Proxy Statement dated April 30, 2001)++
 10(h)  2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to United
        Rentals, Inc. Registration Statement on Form S-8, No. 333-60458)++
 10(i)  Employment Agreement with Bradley S. Jacobs, dated as of September 19, 1997
        (incorporated by reference to exhibit 10(g) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(j)  Amendment No. 1 to Employment Agreement with Bradley S. Jacobs, dated as of
        December 24, 1999 (incorporated by reference to exhibit 10(p) of the United Rentals
        Annual Report on Form 10-K for the year ended December 31, 1999)++

Exhibit
Number                                    Description of Exhibit
------                                    ----------------------
 10(k)  Employment Agreement with John N. Milne, dated as of September 19, 1997
        (incorporated by reference to exhibit 10(h) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(l)  Amendment No. 1 to Employment Agreement with John N. Milne, dated as of December
        24, 1999 (incorporated by reference to exhibit 10(r) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 1999)++
 10(m)  Employment Agreement with Michael J. Nolan, dated as of October 14, 1997
        (incorporated by reference to exhibit 10(i) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)++
 10(n)  Amendment No. 1 to Employment Agreement with Michael J. Nolan, dated as of
        December 24, 1999 (incorporated by reference to exhibit 10(t) of the United Rentals
        Annual Report on Form 10-K for the year ended December 31, 1999)++

 10(o)  Subscription Agreement dated November 14, 1997, from Wayland R. Hicks (Incorporated by reference to exhibit 10(r) of United Rentals, Inc. Registration Statement on Form S-1,
        Registration No. 333-39117)++

 10(p)  Agreement dated November 14, 1997, with Wayland R. Hicks (incorporated by reference to exhibit 10(s) of United Rentals, Inc., Registration Statement on Form S-1, Registration
        No. 333-39117)++

 10(q)  Amendment No. 1 to Employment Agreement with Wayland R. Hicks, dated as of
        December 24, 1999 (incorporated by reference to exhibit 10(y) of the United Rentals
        Annual Report on Form 10-K for the year ended December 31, 1999)++

 10(r)  Amendment No. 2 to Employment Agreement with Wayland R. Hicks, dated as of
        November 14, 2000 (incorporated by reference to exhibit 10(z) of the United Rentals
        Annual Report on Form 10-K for the year ended December 31, 2000)++

 10(s)  Senior Restricted Stock Agreement with Bradley S. Jacobs, dated June 5, 2001
        (incorporated by reference to Exhibit 10.1 of United Rentals, Inc. Registration Statement
        on Form S-3, Registration No. 333-64662)++

 10(t)  Senior Restricted Stock Agreement with Wayland R. Hicks, dated June 5, 2001
        (incorporated by reference to Exhibit 10.2 of United Rentals, Inc. Registration Statement
        on Form S-3, Registration No. 333-64662)++

 10(u)  Senior Restricted Stock Agreement with John N. Milne, dated June 5, 2001 (incorporated by reference to Exhibit 10.3 of United Rentals, Inc. Registration Statement on Form S-3,
        Registration No. 333-64662)++

 10(v)  Senior Restricted Stock Agreement with Michael J. Nolan, dated June 5, 2001
        (incorporated by reference to Exhibit 10.4 of United Rentals, Inc. Registration Statement
        on Form S-3, Registration No. 333-64662)++
 10(w)  Preferred Stock Purchase Agreement dated December 21, 1998 between United Rentals,
        Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to exhibit 10(y) of the United Rentals, Inc. Annual Report on Form 10-K for
        the Year Ended December 31, 1998)
 10(x)  Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock,
        dated June 28, 1999, among United Rentals, Inc., Apollo Investment Fund IV, L.P. and
        Apollo Overseas Partners IV, L.P., together with an Amendment dated as of July 16, 1999
        (incorporated by reference to exhibit C of the United Rentals, Inc. Proxy Statement dated
        July 22, 1999)

Exhibit
Number                                    Description of Exhibit
------                                    ----------------------
10(y)   Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock
        dated July 16, 1999 between United Rentals, Inc. and Chase Equity Associates, L.P.
        (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1999)
10(z)   Purchase Agreement dated April 12, 2001 relating to the initial sale by United Rentals
        (North America), Inc. of $450 million aggregate principal amount of 103/4% Senior Notes due 2008 (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Report on
        Form 10-Q for the quarter ended March 31, 2001)
10(aa)  Agreement dated September 28, 2001 among United Rentals, Inc., Apollo Investment
        Fund IV, L.P., Apollo Overseas Partners IV, L.P., and Chase Equity Associates, L.P.
        relating to the exchange of Series A Perpetual Convertible Preferred Stock for Series C
        Perpetual Convertible Preferred Stock and the exchange of Series B Perpetual
        Convertible Preferred Stock for Series D Perpetual Convertible Preferred Stock
        (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 8-K
        filed on October 5, 2001)
10(bb)  Purchase and Lock-Up Agreement among Richard D. Colburn and AYR Inc. and United
        Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.1 of the
        United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)
10(cc)  Purchase and Lock-Up Agreement between Colburn Music Fund and United Rentals,
        Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.2 of the United
        Rentals, Inc. Report on Form 8-K filed on March 18, 2002)
10(dd)* Underwriting Agreement dated March 19, 2002, among United Rentals, Inc., Bradley S.
        Jacobs, Bradley Jacobs LLC, John Milne, Michael Nolan, Wayland Hicks and Credit
        Suisse First Boston Corporation
21*     Subsidiaries of United Rentals, Inc.
23*     Consent of Ernst & Young LLP

--------
 * Filed herewith.
 ++This document is a management contract or compensatory plan or arrangement.
(1)United Rentals, Inc. issued a warrant in this form to the following current and former officers and other employees of United Rentals, Inc. (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); Michael J. Nolan (285,715); others (342,847).

    (b) Reports on Form 8-K:

      1. Form 8-K filed on October 5, 2001 (earliest event reported September 28, 2001); Items 5 and 7 were reported.

      2. Form 8-K filed on October 29, 2001 (earliest event reported October 25, 2001); Items 7 and 9 were reported.

      3. Form 8-K filed on November 15, 2001 (earliest event reported November 12, 2001); Items 7 and 9 were reported.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED RENTALS, INC.

Date: March 28, 2002
                                          By: /s/  Michael J. Nolan
                                             Michael J. Nolan
                                             Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signatures                        Title                       Date
       ----------                        -----                       ----

 /S/  BRADLEY S. JACOBS  Chairman of the Board of Directors and March 28, 2002
 -----------------------   Chief Executive Officer (Principal
    Bradley S. Jacobs      Executive Officer)

  /s/  WAYLAND R. HICKS  Director                               March 28, 2002
 -----------------------
    Wayland R. Hicks

   /S/  JOHN N. MILNE    Director                               March 28, 2002
 -----------------------
      John N. Milne

  /S/  JOHN S. MCKINNEY  Director                               March 28, 2002
 -----------------------
    John S. McKinney

   /S/   LEON D. BLACK   Director                               March 28, 2002
 -----------------------
      Leon D. Black

 /S/  RICHARD D. COLBURN Director                               March 28, 2002
 -----------------------
   Richard D. Colburn

  /S/  RONALD M. DEFEO   Director                               March 28, 2002
 -----------------------
     Ronald M. DeFeo

  /S/  MICHAEL S. GROSS  Director                               March 28, 2002
 -----------------------
    Michael S. Gross

          Signatures                      Title                     Date
          ----------                      -----                     ----

   /S/  RICHARD J. HECKMANN Director                           March 28, 2002
   ------------------------
     Richard J. Heckmann

    /S/  TIMOTHY J. TULLY   Director                           March 28, 2002
   ------------------------
       Timothy J. Tully

   /S/  CHRISTIAN M. WEYER  Director                           March 28, 2002
   ------------------------
      Christian M. Weyer

    /S/  MICHAEL J. NOLAN   Chief Financial Officer (Principal March 28, 2002
   ------------------------ Financial Officer)
       Michael J. Nolan

     /S/  JOSEPH B. SHERK   Vice President, Corporate          March 28, 2002
   ------------------------ Controller (Principal
       Joseph B. Sherk      Accounting Officer)

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED RENTALS (NORTH AMERICA), INC.

Date: March 28, 2002                               /s/  MICHAEL J. NOLAN
                                          By: _______________________________
                                             Michael J. Nolan
                                             Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signatures                   Title                  Date
            ----------                   -----                  ----

      /S/  BRADLEY S. JACOBS  Chairman of the Board        March 28, 2002
      ----------------------- of Directors and Chief
         Bradley S. Jacobs    Executive Officer (Principal
                              Executive Officer)

       /S/  WAYLAND R. HICKS  Director                     March 28, 2002
      -----------------------
         Wayland R. Hicks

        /S/  JOHN N. MILNE    Director                     March 28, 2002
      -----------------------
           John N. Milne

       /S/  JOHN S. MCKINNEY  Director                     March 28, 2002
      -----------------------
         John S. McKinney

        /S/  LEON D. BLACK    Director                     March 28, 2002
      -----------------------
           Leon D. Black

      /S/  RICHARD D. COLBURN Director                     March 28, 2002
      -----------------------
        Richard D. Colburn

       /S/  RONALD M. DEFEO   Director                     March 28, 2002
      -----------------------
          Ronald M. DeFeo

       /S/  MICHAEL S. GROSS  Director                     March 28, 2002
      -----------------------
         Michael S. Gross

       Signatures                           Title                          Date
       ----------                           -----                          ----

/S/  RICHARD J. HECKMANN Director                                     March 28, 2002
------------------------
  Richard J. Heckmann

   /S/  DAVID C. KATZ    Director                                     March 28, 2002
------------------------
     David C. Katz

 /S/  TIMOTHY J. TULLY   Director                                     March 28, 2002
------------------------
    Timothy J. Tully

/S/  CHRISTIAN M. WEYER  Director                                     March 28, 2002
------------------------
   Christian M. Weyer

 /S/  MICHAEL J. NOLAN   Chief Financial Officer (Principal Financial March 28, 2002
------------------------   Officer)
    Michael J. Nolan

  /S/  JOSEPH B. SHERK   Vice President, Corporate Controller         March 28, 2002
------------------------   (Principal Accounting Officer)
    Joseph B. Sherk