Form 10-Q
period 2002-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2002-05-15
CIK 1067701, 1047166

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

   For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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
             (State or other      (I.R.S. Employer Identification Nos.)
             jurisdiction of
            incorporation or
              organization)

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

                              [X] Yes      [_] No

   As of May 3, 2002, there were 76,586,965 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

================================================================================

                             UNITED RENTALS, INC.
                     UNITED RENTALS (NORTH AMERICA), INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I  FINANCIAL INFORMATION
Item 1  Unaudited Consolidated Financial Statements
        United Rentals, Inc. Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001
        (unaudited)................................................................................   4
        United Rentals, Inc. Consolidated Statements of Operations for the Three Months Ended
        March 31, 2002 and 2001 (unaudited)........................................................   5
        United Rentals, Inc. Consolidated Statement of Stockholders' Equity for the Three Months
        Ended March 31, 2002 (unaudited)...........................................................   6
        United Rentals, Inc. Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 2002 and 2001 (unaudited)........................................................   7
        United Rentals (North America), Inc. Consolidated Balance Sheets as of March 31, 2002 and
        December 31, 2001 (unaudited)..............................................................   8
        United Rentals (North America), Inc. Consolidated Statements of Operations for the
        Three Months Ended March 31, 2002 and 2001 (unaudited).....................................   9
        United Rentals (North America), Inc. Consolidated Statement of Stockholder's Equity for the
        Three Months Ended March 31, 2002 (unaudited)..............................................  10
        United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2002 and 2001 (unaudited).....................................  11
        Notes to Unaudited Consolidated Financial Statements.......................................  12
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations......  23
Item 3  Quantitative and Qualitative Disclosures about Market Risk.................................  32
PART II OTHER INFORMATION
Item 1  Legal Proceedings..........................................................................  33
Item 6  Exhibits and Reports on Form 8-K...........................................................  33
        Signatures.................................................................................  34

   Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believe," "expect," "forecast," "may," "will," "should," "seek," "on-track," "plan," "intend," "project" or "anticipate," or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption "--Factors that May Influence Future Results and Results Anticipated by Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

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

   Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.5 billion. The fleet includes:

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

Industry Background

   We estimate that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to about $25 billion in 2001, representing a compound annual growth rate of approximately 12.9%. We believe that long-term industry growth, in addition to reflecting general economic expansion, is being driven by the increasing recognition by equipment users of the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:

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

   Operating Efficiencies. We benefit from the following operating efficiencies:

   Equipment Sharing Among Branches. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the first quarter of 2002, the sharing of equipment among branches accounted for approximately 10.2%, or $46 million, of our total rental revenue.

   Ability to Transfer Equipment to Other Branches. The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas. For example, in the first quarter of 2002, we permanently transferred $359 million of equipment among our branches.

   Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our more than 740 branches, such as payroll, accounts payable and credit and collection, into 17 credit offices and three service centers.

   State-of-the-Art Information Technology Systems. We have state-of-the-art information technology systems that facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share equipment among branches. We have an in-house team of approximately 100 information technology specialists that supports our systems.

   National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. Our National Account team serves approximately 1,700 National Account customers.

   Geographic and Customer Diversity. We have more than 740 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. In 2001, we served more than 1.4 million customers and our top ten customers accounted for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices for used equipment by giving us access to resale markets across North America and by allowing us to market used equipment directly to end-user customers, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

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

                             UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                  March 31         December 31
                                                                                    2002              2001
                                                                                 ----------      -----------
                                                                               (In thousands, except share data)
ASSETS
Cash and cash equivalents..................................................... $   31,250        $   27,326
Accounts receivable, net of allowance for doubtful accounts of $51,531 in 2002
  and $47,744 in 2001.........................................................    422,181           450,273
Inventory.....................................................................    103,891            85,764
Prepaid expenses and other assets.............................................    171,874           133,217
Rental equipment, net.........................................................  1,732,580         1,747,182
Property and equipment, net...................................................    408,134           410,053
Goodwill......................................................................  1,882,156         2,199,774
Other intangible assets, net..................................................      7,614             7,927
                                                                                 ----------      ----------
                                                                               $4,759,680        $5,061,516
                                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable........................................................... $  190,454        $  204,773
   Debt.......................................................................  2,518,308         2,459,522
   Deferred taxes.............................................................    228,792           297,024
   Accrued expenses and other liabilities.....................................    137,320           174,687
                                                                                 ----------      ----------
       Total liabilities......................................................  3,074,874         3,136,006
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of
  a subsidiary trust..........................................................    283,250           300,000
Stockholders' equity:
   Preferred stock--$.01 par value, 5,000,000 shares authorized:
     Series C perpetual convertible preferred stock--$300,000 liquidation
     preference, 300,000 shares issued and outstanding........................          3                 3
     Series D perpetual convertible preferred stock--$150,000 liquidation
     preference, 150,000 shares issued and outstanding........................          2                 2
   Common stock--$.01 par value, 500,000,000 shares authorized, 75,937,100
     shares issued and outstanding in 2002 and 73,361,407 in 2001.............        759               734
   Additional paid-in capital.................................................  1,305,545         1,243,586
   Deferred compensation......................................................    (61,717)          (55,794)
   Retained earnings..........................................................    186,351           467,106
   Accumulated other comprehensive loss.......................................    (29,387)          (30,127)
                                                                                 ----------      ----------
       Total stockholders' equity.............................................  1,401,556         1,625,510
                                                                                 ----------      ----------
                                                                               $4,759,680        $5,061,516
                                                                                 ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                   ------------------------
                                                                                       2002         2001
                                                                                    ---------     --------
                                                                                   (In thousands, except pe
                                                                                          share data)
Revenues:
   Equipment rentals.............................................................. $ 446,288     $461,382
   Sales of rental equipment......................................................    39,130       39,122
   Sales of equipment and merchandise and other revenues..........................   113,547      118,600
                                                                                    ---------     --------
Total revenues....................................................................   598,965      619,104
Cost of revenues:
   Cost of equipment rentals, excluding depreciation..............................   235,562      230,033
   Depreciation of rental equipment...............................................    78,050       76,801
   Cost of rental equipment sales.................................................    25,132       23,076
   Cost of equipment and merchandise sales and other operating costs..............    81,013       86,627
                                                                                    ---------     --------
Total cost of revenues............................................................   419,757      416,537
                                                                                    ---------     --------
Gross profit......................................................................   179,208      202,567
Selling, general and administrative expenses......................................    98,495      108,893
Non-rental depreciation and amortization..........................................    13,884       26,107
                                                                                    ---------     --------
Operating income..................................................................    66,829       67,567
Interest expense..................................................................    49,983       57,530
Preferred dividends of a subsidiary trust.........................................     4,694        4,875
Other (income) expense, net.......................................................      (280)        (670)
                                                                                    ---------     --------
Income before provision for income taxes and cumulative effect of change
  in accounting principle.........................................................    12,432        5,832
Provision for income taxes........................................................     4,848        2,420
                                                                                    ---------     --------
Income before cumulative effect of change in accounting principle.................     7,584        3,412
Cumulative effect of change in accounting principle, net of tax benefit of $60,529  (288,339)
                                                                                    ---------     --------
Net income (loss)................................................................. $(280,755)    $  3,412
                                                                                    =========     ========
Earnings per share--basic:
   Income before cumulative effect of change in accounting principle.............. $    0.10     $   0.05
   Cumulative effect of change in accounting principle, net.......................     (3.92)
                                                                                    ---------     --------
   Net income (loss).............................................................. $   (3.82)    $   0.05
                                                                                    =========     ========
Earnings per share--diluted:
   Income before cumulative effect of change in accounting principle.............. $    0.08     $   0.04
   Cumulative effect of change in accounting principle, net.......................     (2.96)
                                                                                    ---------     --------
   Net income (loss).............................................................. $   (2.88)    $   0.04
                                                                                    =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                        Series C        Series D       Common Stock
                                        Perpetual       Perpetual    ----------------  Additional
                                       Convertible     Convertible   Number of          Paid-in      Deferred   Retained
                                     Preferred Stock Preferred Stock  Shares   Amount   Capital    Compensation Earnings
                                     --------------- --------------- --------- ------  ----------  ------------ ---------
                                                                                      (In thousands)
Balance, December 31, 2001..........     $    3          $    2       73,361   $  734  $1,243,586    $(55,794)  $ 467,106
Comprehensive income:
 Net loss...........................                                                                             (280,755)
 Other comprehensive income:
   Foreign currency translation
   adjustments......................
   Derivatives qualifying as
   hedges, net of tax...............

Comprehensive loss..................

Issuance of common stock under
 deferred compensation plans........                                     339        3       8,713      (8,716)
Amortization of deferred
 compensation.......................                                                                    2,793
Exercise of common stock options....                                   3,149       31      70,341
Common stock repurchased
 and retired........................                                    (912)      (9)    (22,365)
Liquidation preference in excess of
 amounts paid for Company-
 obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust.................                                                        5,270

                                         ------          ------       ------   ------  ----------    --------   ---------
Balance, March 31, 2002.............     $    3          $    2       75,937   $  759  $1,305,545    $(61,717)  $ 186,351
                                         ======          ======       ======   ======  ==========    ========   =========

                                                    Accumulated
                                                       Other
                                     Comprehensive Comprehensive
                                         Loss          Loss
                                     ------------- -------------

Balance, December 31, 2001..........                 $(30,127)
Comprehensive income:
 Net loss...........................   $(280,755)
 Other comprehensive income:
   Foreign currency translation
   adjustments......................        (426)        (426)
   Derivatives qualifying as
   hedges, net of tax...............       1,166        1,166
                                       ---------
Comprehensive loss..................   $(280,015)
                                       =========
Issuance of common stock under
 deferred compensation plans........
Amortization of deferred
 compensation.......................
Exercise of common stock options....
Common stock repurchased
 and retired........................
Liquidation preference in excess of
 amounts paid for Company-
 obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust.................

                                                     --------
Balance, March 31, 2002.............                 $(29,387)
                                                     ========



  The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                         --------------------
                                                                                           2002       2001
                                                                                         ---------  ---------
                                                                                            (In thousands)
Cash Flows From Operating Activities:
Net income (loss)....................................................................... $(280,755) $   3,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization..........................................................    91,934    102,908
 Gain on sales of rental equipment......................................................   (13,998)   (16,046)
 Deferred taxes.........................................................................     4,121      2,105
  Amortization of deferred compensation.................................................     2,793
  Cumulative effect of change in accounting principle...................................   288,339
 Changes in operating assets and liabilities:
   Accounts receivable..................................................................    29,417     49,467
   Inventory............................................................................    (7,220)     6,096
   Prepaid expenses and other assets....................................................    (8,255)   (38,752)
   Accounts payable.....................................................................   (14,332)   (54,583)
   Accrued expenses and other liabilities...............................................   (51,443)     1,460
                                                                                         ---------  ---------
        Net cash provided by operating activities.......................................    40,601     56,067
Cash Flows From Investing Activities:
Purchases of rental equipment...........................................................   (84,133)   (98,347)
Purchases of property and equipment.....................................................    (7,222)   (16,722)
Proceeds from sales of rental equipment.................................................    39,130     39,122
Deposits on rental equipment purchases..................................................   (28,000)
In-process acquisition costs............................................................      (554)      (719)
Purchases of other companies............................................................   (48,667)   (27,695)
                                                                                         ---------  ---------
        Net cash used in investing activities...........................................  (129,446)  (104,361)
Cash Flows From Financing Activities:
Proceeds from debt......................................................................    96,500     95,155
Payments of debt........................................................................   (27,612)   (19,645)
Payments of financing costs.............................................................      (387)      (381)
Proceeds from the exercise of common stock options......................................    58,548        172
Common shares repurchased and retired...................................................   (22,374)   (23,176)
Company-obligated mandatorily redeemable convertible preferred securities
 of a subsidiary trust repurchased and retired..........................................   (11,480)
                                                                                         ---------  ---------
        Net cash provided by financing activities.......................................    93,195     52,125
Effect of foreign exchange rates........................................................      (426)   (12,013)
                                                                                         ---------  ---------
Net increase (decrease) in cash and cash equivalents....................................     3,924     (8,182)
Cash and cash equivalents at beginning of period........................................    27,326     34,384
                                                                                         ---------  ---------
Cash and cash equivalents at end of period.............................................. $  31,250  $  26,202
                                                                                         =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest.................................................................. $  43,816  $  62,604
Cash paid for income taxes, net of refunds.............................................. $     593  $     765

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
   Assets, net of cash acquired......................................................... $  52,805  $   5,457
   Liabilities assumed..................................................................    (5,154)    (1,036)
   Less:
     Amounts paid through issuance of debt..............................................                 (600)
                                                                                         ---------  ---------
                                                                                            47,651      3,821
   Due to seller payments...............................................................     1,016     23,874
                                                                                         ---------  ---------
        Net cash paid................................................................... $  48,667  $  27,695
                                                                                         =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                    March 31  December 31
                                                                                      2002       2001
                                                                                   ---------- -----------
                                                                                       (In thousands,
                                                                                     except share data)
ASSETS
Cash and cash equivalents.........................................................    $31,250 $   27,326
Accounts receivable, net of allowance for doubtful accounts of $51,531 in 2002 and
  $47,744 in 2001.................................................................    422,181    450,273
Inventory.........................................................................    103,891     85,764
Prepaid expenses and other assets.................................................    163,138    124,398
Rental equipment, net.............................................................  1,732,580  1,747,182
Property and equipment, net.......................................................    382,852    383,260
Goodwill..........................................................................  1,882,156  2,199,774
Other intangible assets, net......................................................      7,614      7,927
                                                                                   ---------- ----------
                                                                                   $4,725,662 $5,025,904
                                                                                   ========== ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Accounts payable...............................................................   $190,454 $  204,773
   Debt...........................................................................  2,518,308  2,459,522
   Deferred taxes.................................................................    228,792    297,024
   Accrued expenses and other liabilities.........................................    145,530    166,154
                                                                                   ---------- ----------
       Total liabilities..........................................................  3,083,084  3,127,473
Commitments and contingencies
Stockholder's equity:
   Common stock--$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding..............................................................
   Additional paid-in capital.....................................................  1,576,626  1,518,078
   Retained earnings..............................................................     95,339    410,480
   Accumulated other comprehensive loss...........................................   (29,387)    (30,127)
                                                                                   ---------- ----------
       Total stockholder's equity.................................................  1,642,578  1,898,431
                                                                                   ---------- ----------
                                                                                   $4,725,662 $5,025,904
                                                                                   ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                     2002       2001
                                                                                   ---------  --------
                                                                                      (In thousands)
Revenues:
   Equipment rentals.............................................................. $ 446,288  $461,382
   Sales of rental equipment......................................................    39,130    39,122
   Sales of equipment and merchandise and other revenues..........................   113,547   118,600

                                                                                   ---------  --------
Total revenues....................................................................   598,965   619,104
Cost of revenues:
   Cost of equipment rentals, excluding depreciation..............................   235,562   230,033
   Depreciation of rental equipment...............................................    78,050    76,801
   Cost of rental equipment sales.................................................    25,132    23,076
   Cost of equipment and merchandise sales and other operating costs..............    81,013    86,627

                                                                                   ---------  --------
Total cost of revenues............................................................   419,757   416,537

                                                                                   ---------  --------
Gross profit......................................................................   179,208   202,567
Selling, general and administrative expenses......................................    98,495   108,893
Non-rental depreciation and amortization..........................................    11,755    24,043

                                                                                   ---------  --------
Operating income..................................................................    68,958    69,631
Interest expense..................................................................    49,983    57,530
Other (income) expense, net.......................................................      (280)     (670)

                                                                                   ---------  --------
Income before provision for income taxes and cumulative effect of change in
  accounting principle............................................................    19,255    12,771
Provision for income taxes........................................................     7,509     5,300

                                                                                   ---------  --------
Income before cumulative effect of change in accounting principle.................    11,746     7,471
Cumulative effect of change in accounting principle, net of tax benefit of $60,529  (288,339)
                                                                                   ---------  --------
Net income (loss)................................................................. $(276,593) $  7,471
                                                                                   =========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                                                  Common Stock                                        Accumulated
                                                ---------------- Additional                              Other
                                                 Number           Paid-In   Retained   Comprehensive Comprehensive
                                                of Shares Amount  Capital   Earnings       Loss          Loss
                                                --------- ------ ---------- ---------  ------------- -------------
                                                         (In thousands, except share data)

Balance, December 31, 2001.....................   1,000          $1,518,078 $ 410,480                  $(30,127)
Comprehensive income:
  Net loss.....................................                              (276,593)   $(276,593)
  Other comprehensive loss:
   Foreign currency translation adjustments....                                               (426)        (426)
  Derivatives qualifying as hedges, net of tax.                                              1,166        1,166
                                                                                         ---------
Comprehensive loss.............................                                          $(275,853)

                                                                                         =========
Contributed capital from parent................                      58,548
Dividend distributions to parent...............                               (38,548)
                                                  -----          ---------- ---------                  --------
Balance, March 31, 2002........................   1,000          $1,576,626 $  95,339                  $(29,387)

                                                  =====          ========== =========                  ========




  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                                   --------------------
                                                                                                     2002       2001
                                                                                                   ---------  ---------
                                                                                                      (In thousands)
Cash Flows From Operating Activities:
Net income (loss)................................................................................. $(276,593) $   7,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization....................................................................    89,805    100,844
 Gain on sales of rental equipment................................................................   (13,998)   (16,046)
 Deferred taxes...................................................................................     4,121      2,105
 Cumulative effect of change in accounting principle..............................................   288,339
 Changes in operating assets and liabilities:
   Accounts receivable............................................................................    29,417     49,467
   Inventory......................................................................................    (7,220)     6,096
   Prepaid expenses and other assets..............................................................    (8,809)   (39,323)
   Accounts payable...............................................................................   (14,332)   (54,583)
   Accrued expenses and other liabilities.........................................................   (46,524)     2,471
                                                                                                   ---------  ---------
     Net cash provided by operating activities....................................................    44,206     58,502
                                                                                                   ---------  ---------
Cash Flows From Investing Activities:
Purchases of rental equipment.....................................................................   (84,133)   (98,347)
Purchases of property and equipment...............................................................    (6,687)   (15,001)
Proceeds from sales of rental equipment...........................................................    39,130     39,122
Deposits on rental equipment purchases............................................................   (28,000)
Purchases of other companies......................................................................   (48,667)   (27,695)
                                                                                                   ---------  ---------
     Net cash used in investing activities........................................................  (128,357)  (101,921)
                                                                                                   ---------  ---------
Cash Flows From Financing Activities:
Proceeds from debt................................................................................    96,500     95,155
Payments of debt..................................................................................   (27,612)   (19,645)
Payments of financing costs.......................................................................      (387)      (381)
Capital contributions by parent...................................................................    58,548        172
Dividend distributions to parent..................................................................   (38,548)   (28,051)
                                                                                                   ---------  ---------
     Net cash provided by financing activities....................................................    88,501     47,250
Effect of foreign exchange rates..................................................................      (426)   (12,013)
                                                                                                   ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................................     3,924     (8,182)
Cash and cash equivalents at beginning of period..................................................    27,326     34,384
                                                                                                   ---------  ---------
Cash and cash equivalents at end of period........................................................ $  31,250  $  26,202
                                                                                                   =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest............................................................................ $  39,122  $  57,729
Cash paid for income taxes, net of refunds........................................................ $     593  $     765

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
   Assets, net of cash acquired................................................................... $  52,805  $   5,457
   Liabilities assumed............................................................................    (5,154)    (1,036)
   Less:
     Amounts paid through issuance of debt........................................................                 (600)
                                                                                                   ---------  ---------
                                                                                                      47,651      3,821
   Due to seller payments.........................................................................     1,016     23,874
                                                                                                   ---------  ---------
        Net cash paid............................................................................. $  48,667  $  27,695
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

   The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Impact of Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". This standard addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company adopted SFAS No. 141 effective July 1, 2001.

   The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Under this standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests on a reporting unit level. Other intangible assets are being amortized over their estimated useful lives. The reporting units for the Company are its reporting branches. Upon adoption, the Company performed a transitional impairment test on its reporting units. As a result of this transitional impairment test, the Company recorded an impairment charge of approximately $288.3 million, net of tax benefit, as a cumulative effect of change in accounting principle in the first quarter of 2002. See Note 3 for further detail on the Company's goodwill and other intangible assets.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial position or results of operations.

Reclassifications

   Certain prior year balances have been reclassified to conform to the 2002 presentation.

                             UNITED RENTALS, INC.

2.  Acquisitions

   During the three months ended March 31, 2002 and the year ended December 31, 2001, the Company completed one acquisition and three acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

   The purchase prices for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

   Since the acquisitions made during the three months ended March 31, 2002 and the year ended December 31, 2001 had an insignificant impact on the Company's pro forma results of operations, pro forma results of operations are not shown.

3.  Goodwill and Other Intangible Assets

   Changes in the Company's carrying amount of goodwill for the first quarter of 2002 are as follows (in thousands):

       Balance at December 31, 2001.......................... $2,199,774
       Transitional impairment loss..........................   (348,868)
       Foreign currency translation and other adjustments....      1,001
       Goodwill related to acquisitions......................     30,249
                                                              ----------
       Balance at March 31, 2002............................. $1,882,156
                                                              ==========

   The Company's reporting units are its reporting branches. The transitional impairment loss recorded during the first quarter of 2002 upon the adoption of SFAS No. 142 related to certain branches that decreased in value. The factors that negatively affected the values of these branches included some or all of the following: an increase in competition; being situated in markets where general economic activity or construction activity softened; and operational weakness. The fair values of the Company's reporting units were based upon valuation techniques using multiples of earnings and revenues.

                             UNITED RENTALS, INC.

   The reconciliation of previously reported net income and earnings per share to adjusted net income and earnings per share excluding goodwill amortization is as follows (in thousands, except per share data):

                                                             Three Months
                                                            Ended March 31
                                                            --------------
                                                             2002   2001
                                                            ------ -------
     Income before cumulative effect of change in
       accounting principle................................ $7,584 $ 3,412
     Goodwill amortization expense, net of tax.............          9,323
                                                            ------ -------
     Adjusted income before cumulative effect of change in
       accounting principle................................ $7,584 $12,735
                                                            ====== =======
     Earnings per share--basic:
     Income before cumulative effect of change in
       accounting principle................................ $ 0.10 $  0.05
     Goodwill amortization expense, net of tax.............           0.13
                                                            ------ -------
     Adjusted income before cumulative effect of change in
       accounting principle................................ $ 0.10 $  0.18
                                                            ====== =======
     Earnings per share--diluted:
     Income before cumulative effect of change in
       accounting principle................................ $ 0.08 $  0.04
     Goodwill amortization expense, net of tax.............           0.10
                                                            ------ -------
     Adjusted income before cumulative effect of change in
       accounting principle................................ $ 0.08 $  0.14
                                                            ====== =======

   Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of March 31, 2002 were $16.3 million and $8.7 million, respectively. Amortization expense of other intangible assets was $0.8 million for the first quarter of 2002.

   As of March 31, 2002, estimated amortization expense of other intangible assets for the remainder of 2002 and for each of the next five years is as follows (in thousands):

                            Remainder of 2002 $2,374
                            2003.............  2,939
                            2004.............  1,485
                            2005.............    433
                            2006.............    183
                            2007.............     93
                            Thereafter.......    107
                                              ------
                                              $7,614
                                              ======

4.  Restructuring Charge

   During the second quarter of 2001, the Company recorded a restructuring charge of approximately $28.9 million. The charge primarily relates to the closure or consolidation of 31 underperforming branches and five administrative offices, a reduction in the Company's workforce by 489 (including approximately 450 terminated as of March 31, 2002), and the abandonment of certain information technology projects. Of the remaining $7.0 million of this charge as of December 31, 2001, activity in the first quarter of 2002 was approximately $1.6

                             UNITED RENTALS, INC.

million. Of the remaining $5.4 million of this charge as of March 31, 2002, the Company estimates approximately $2.0 million will be paid by December 31, 2002 and approximately $3.4 million will be paid in future periods.

   Components of the restructuring charge are as follows:

                                       Balance                 Balance
                                     December 31, Activity in March 31,
                                         2001        2002       2002
        -                            ------------ ----------- ---------
                                               (In thousands)
        Costs to vacate facilities..    $3,538      $  773     $2,765
        Workforce reduction costs...     2,055         608      1,447
        Information technology costs     1,417         247      1,170
                                        ------      ------     ------
                                        $7,010      $1,628     $5,382
                                        ======      ======     ======

5.  Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                Three Months
                                                                                   Ended
                                                                                  March 31
                                                                              ----------------
                                                                               2002     2001
                                                                              -------  -------
Numerator:
   Income before cumulative effect of change in accounting principle......... $ 7,584  $ 3,412

Denominator:
   Denominator for basic earnings per share--
     weighted-average shares.................................................  73,521   70,731
   Effect of dilutive securities:
       Employee stock options................................................   2,793    1,315
       Warrants..............................................................   4,027    2,563
       Series A perpetual convertible preferred stock........................           12,000
       Series B perpetual convertible preferred stock........................            5,000
       Series C perpetual convertible preferred stock........................  12,000
       Series D perpetual convertible preferred stock........................   5,000
                                                                              -------  -------
   Denominator for diluted earnings per share--
     adjusted weighted-average shares........................................  97,341   91,609
                                                                              =======  =======

   Earnings per share--basic:
       Income before cumulative effect of change in accounting principle..... $  0.10  $  0.05
       Cumulative effect of change in accounting principle...................   (3.92)
                                                                              -------  -------
       Net income (loss)..................................................... $ (3.82) $  0.05
                                                                              =======  =======
   Earnings per share--diluted:
       Income before cumulative effect of change in accounting principle..... $  0.08  $  0.04
       Cumulative effect of change in accounting principle...................   (2.96)
                                                                              -------  -------
       Net income (loss)..................................................... $ (2.88) $  0.04
                                                                              =======  =======

6.  Comprehensive Income

   The following table sets forth the Company's comprehensive income (loss) (in thousands):

                                                                      Three Months Ended
                                                                           March 31
-                                                                    -------------------
                                                                       2002       2001
                                                                     ---------  --------
Net income (loss)................................................... $(280,755) $  3,412
Other comprehensive gain (loss):
   Foreign currency translation adjustment..........................      (426)  (12,013)
   Cumulative effect on equity of adopting SFAS No. 133, net of tax.              (2,516)
   Derivatives qualifying as hedges, net of tax.....................     1,166    (2,440)
                                                                     ---------  --------
Comprehensive loss.................................................. $(280,015) $(13,557)
                                                                     =========  ========

                             UNITED RENTALS, INC.

7.  Condensed Consolidating Financial Information of Guarantor Subsidiaries

   Certain indebtedness of URI, a wholly owned subsidiary of Holdings (the "Parent"), is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and 2001, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                March 31, 2002

                                                                       Guarantor    Non-Guarantor  Other and     Consolidated
                                              Parent       URI        Subsidiaries  Subsidiaries  Eliminations      Total
                                            ----------  ----------    ------------  ------------- ------------   ------------
                                                                           (In thousands)
ASSETS
Cash and cash equivalents..................                            $   29,266    $    1,984                   $   31,250
Accounts receivable, net...................             $   34,025        365,407        22,749                      422,181
Intercompany receivable (payable)..........                274,035       (110,119)     (163,916)
Inventory..................................                 43,892         56,074         3,925                      103,891
Prepaid expenses and other assets..........                 56,447        105,036         1,655   $     8,736        171,874
Rental equipment, net......................                901,790        715,696       115,094                    1,732,580
Property and equipment, net................ $   25,282     137,838        228,716        16,298                      408,134
Investment in subsidiaries.................  1,659,524   2,287,286                                 (3,946,810)
Intangible assets, net.....................                537,723      1,230,860       121,187                    1,889,770
                                            ----------  ----------     ----------    ----------   -----------     ----------
                                            $1,684,806  $4,273,036     $2,620,936    $  118,976   $(3,938,074)    $4,759,680
                                            ==========  ==========     ==========    ==========   ===========     ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
   Accounts payable........................             $   53,418     $  128,986    $    8,050                   $  190,454
   Debt.................................... $  283,250   2,288,218        169,193        60,897   $  (283,250)     2,518,308
   Deferred taxes..........................                208,799         19,993                                    228,792
   Accrued expenses and other liabilities..                 75,936         57,464        12,130        (8,210)       137,320
                                            ----------  ----------     ----------    ----------   -----------     ----------
      Total liabilities....................    283,250   2,626,371        375,636        81,077      (291,460)     3,074,874

Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of a
 subsidiary trust..........................                                                           283,250        283,250
Stockholders' equity:
   Preferred stock.........................          5                                                                     5
   Common stock............................        759                                                                   759
   Additional paid-in capital..............  1,305,545   1,557,203      1,896,927        68,195    (3,522,325)     1,305,545
   Deferred compensation...................    (61,717)                                                              (61,717)
   Retained earnings.......................    186,351      95,339        348,373        (6,786)     (436,926)       186,351
   Accumulated other comprehensive loss....    (29,387)     (5,877)                     (23,510)       29,387        (29,387)
                                            ----------  ----------     ----------    ----------   -----------     ----------
      Total stockholders' equity...........  1,401,556   1,646,665      2,245,300        37,899   $(3,929,864)     1,401,556
                                            ----------  ----------     ----------    ----------   -----------     ----------
                                            $1,684,806  $4,273,036     $2,620,936    $  118,976   $(3,938,074)    $4,759,680
                                            ==========  ==========     ==========    ==========   ===========     ==========

                             UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               December 31, 2001

                                                                                     Non-
                                                                     Guarantor    Guarantor    Other and   Consolidated
                                              Parent       URI      Subsidiaries Subsidiaries Eliminations    Total
                                            ----------  ----------  ------------ ------------ ------------ ------------
                                                                          (In thousands)
ASSETS
Cash and cash equivalents..................             $    6,385   $   19,798   $   1,143                 $   27,326
Accounts receivable, net...................                  7,142      418,260      24,871                    450,273
Intercompany receivable (payable)..........                 89,612       39,548    (129,160)
Inventory..................................                 36,335       46,410       3,019                     85,764
Prepaid expenses and other assets..........                 57,764       64,699       1,935   $     8,819      133,217
Rental equipment, net......................                885,442      744,969     116,771                  1,747,182
Property and equipment, net................ $   26,793     135,240      231,508      16,512                    410,053
Investment in subsidiaries.................  1,904,000   2,414,710                             (4,318,710)
Intangible assets, net.....................                855,360    1,231,121     121,220                  2,207,701
                                            ----------  ----------   ----------   ---------   -----------   ----------
                                            $1,930,793  $4,487,990   $2,796,313   $ 156,311   $(4,309,891)  $5,061,516
                                            ==========  ==========   ==========   =========   ===========   ==========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
   Accounts payable........................             $   38,436   $  155,029   $  11,308                 $  204,773
   Debt.................................... $  300,000   2,193,380      203,896      62,246   $  (300,000)   2,459,522
   Deferred income taxes...................                296,974           50                                297,024
   Accrued expenses and other liabilities..      5,283      57,108       96,793      12,253         3,250      174,687
                                            ----------  ----------   ----------   ---------   -----------   ----------
     Total liabilities.....................    305,283   2,585,898      455,768      85,807      (296,750)   3,136,006
Commitments and contingencies
Company-obligated mandatorily redeemable
  convertible preferred securities
  of a subsidiary trust....................                                                       300,000      300,000
Stockholders' equity:
   Preferred stock.........................          5                                                               5
   Common stock............................        734                                                             734
   Additional paid-in capital..............  1,243,586   1,498,655    1,840,604      65,970    (3,405,229)   1,243,586
   Deferred compensation...................    (55,794)                                                        (55,794)
   Retained earnings.......................    467,106     410,480      499,941      27,618      (938,039)     467,106
   Accumulated other comprehensive loss....    (30,127)     (7,043)                 (23,084)       30,127      (30,127)
                                            ----------  ----------   ----------   ---------   -----------   ----------
      Total stockholders' equity...........  1,625,510   1,902,092    2,340,545      70,504    (4,313,141)   1,625,510
                                            ----------  ----------   ----------   ---------   -----------   ----------
                                            $1,930,793  $4,487,990   $2,796,313   $ 156,311   $(4,309,891)  $5,061,516
                                            ==========  ==========   ==========   =========   ===========   ==========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                 For the Three Months Ended March 31, 2002
                                                 ------------------------------------------------------------------------
                                                                                        Non-
                                                                        Guarantor    Guarantor    Other and   Consolidated
                                                  Parent       URI     Subsidiaries Subsidiaries Eliminations    Total
                                                 ---------  ---------  ------------ ------------ ------------ ------------
                                                                              (In thousands)
Revenues:
   Equipment rentals............................            $ 195,853   $ 230,488     $ 19,947                 $ 446,288
   Sales of rental equipment....................               29,281       5,359        4,490                    39,130
   Sales of equipment and merchandise and
    other revenues..............................               57,148      50,666        5,733                   113,547
                                                 ---------  ---------   ---------     --------     --------    ---------
Total revenues..................................              282,282     286,513       30,170                   598,965
Cost of revenues:
   Cost of equipment rentals,
    excluding depreciation......................               95,843     128,215       11,504                   235,562
   Depreciation of rental equipment.............               35,444      37,678        4,928                    78,050
   Cost of rental equipment sales...............               18,524       3,810        2,798                    25,132
   Cost of equipment and merchandise sales
    and other operating costs...................               41,838      35,046        4,129                    81,013
                                                 ---------  ---------   ---------     --------     --------    ---------
Total cost of revenues..........................              191,649     204,749       23,359                   419,757
                                                 ---------  ---------   ---------     --------     --------    ---------
Gross profit....................................               90,633      81,764        6,811                   179,208
Selling, general and administrative expenses....               43,865      48,738        5,892                    98,495
Non-rental depreciation and amortization........ $   2,129      5,893       5,202          660                    13,884
                                                 ---------  ---------   ---------     --------     --------    ---------
Operating income (loss).........................    (2,129)    40,875      27,824          259                    66,829
Interest expense................................     4,694     45,021       3,731        1,231     $ (4,694)      49,983
Preferred dividends of a subsidiary trust.......                                                      4,694        4,694
Other (income) expense, net.....................                2,448      (3,110)         382                      (280)
                                                 ---------  ---------   ---------     --------     --------    ---------
Income (loss) before provision (benefit) for
 income taxes and cumulative effect of change
 in accounting principle........................    (6,823)    (6,594)     27,203       (1,354)                   12,432
Provision (benefit) for income taxes............    (2,661)    (2,571)     10,693         (613)                    4,848
                                                 ---------  ---------   ---------     --------     --------    ---------
Income (loss) before cumulative effect of change
 in accounting principle and equity in net
 earnings of subsidiaries.......................    (4,162)    (4,023)     16,510         (741)                    7,584
Cumulative effect of change in
 accounting principle...........................              (86,598)   (168,078)     (33,663)                 (288,339)
                                                 ---------  ---------   ---------     --------     --------    ---------
Income (loss) before equity in net earnings
 of subsidiaries................................    (4,162)   (90,621)   (151,568)     (34,404)                 (280,755)
Equity in net earnings of subsidiaries..........  (276,593)  (185,972)                              462,565
                                                 ---------  ---------   ---------     --------     --------    ---------
Net income (loss)............................... $(280,755) $(276,593)  $(151,568)    $(34,404)    $462,565    $(280,755)
                                                 =========  =========   =========     ========     ========    =========

                             UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                           For the Three Months Ended March 31, 2001
                                             ---------------------------------------------------------------------
                                                                                 Non-
                                                                 Guarantor    Guarantor                Consolidated
                                             Parent     URI     Subsidiaries Subsidiaries Eliminations    Total
                                             -------  --------  ------------ ------------ ------------ ------------
                                                                         (In thousands)
Revenues:
   Equipment rentals........................          $207,473    $233,354     $20,555                   $461,382
   Sales of rental equipment................            28,195       8,059       2,868                     39,122
   Sales of equipment and merchandise
     and other revenues.....................            56,541      54,650       7,409                    118,600
                                             -------  --------    --------     -------      --------     --------
Total revenues..............................           292,209     296,063      30,832                    619,104
Cost of revenues:
   Cost of equipment rentals,
     excluding depreciation.................            98,811     119,675      11,547                    230,033
   Depreciation of rental equipment.........            37,411      34,296       5,094                     76,801
   Cost of rental equipment sales...........            16,584       4,902       1,590                     23,076
   Cost of equipment and merchandise
     sales and other operating costs........            42,672      38,508       5,447                     86,627
                                             -------  --------    --------     -------      --------     --------
Total cost of revenues......................           195,478     197,381      23,678                    416,537
                                             -------  --------    --------     -------      --------     --------
Gross profit................................            96,731      98,682       7,154                    202,567
Selling, general and administrative expenses            48,249      54,608       6,036                    108,893
Non-rental depreciation and amortization.... $ 2,064    10,837      11,756       1,450                     26,107
                                             -------  --------    --------     -------      --------     --------
Operating income............................  (2,064)   37,645      32,318        (332)                    67,567
Interest expense............................   4,875    56,847         436         247      $ (4,875)      57,530
Preferred dividends of a subsidiary trust...                                                   4,875        4,875
Other (income) expense, net.................             6,200      (7,385)        515                       (670)
                                             -------  --------    --------     -------      --------     --------
Income (loss) before provision (benefit) for
  income taxes..............................  (6,939)  (25,402)     39,267      (1,094)                     5,832
Provision (benefit) for income taxes........  (2,880)  (10,542)     16,296        (454)                     2,420
                                             -------  --------    --------     -------      --------     --------
Income (loss) before equity in net
  earnings of subsidiaries..................  (4,059)  (14,860)     22,971        (640)                     3,412
Equity in net earnings of
  subsidiaries..............................   7,471    22,331                               (29,802)
                                             -------  --------    --------     -------      --------     --------
Net income (loss)........................... $ 3,412  $  7,471    $ 22,971     $  (640)     $(29,802)    $  3,412
                                             =======  ========    ========     =======      ========     ========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                      For the Three Months Ended March 31, 2002
                                                       -----------------------------------------------------------------------
                                                                                             Non-
                                                                             Guarantor    Guarantor    Other and
                                                        Parent      URI     Subsidiaries Subsidiaries Eliminations Consolidated
                                                       --------  ---------  ------------ ------------ ------------ ------------
                                                                                    (In thousands)
Net cash provided by (used in) operating
 activities........................................... $(15,639) $  13,832    $ 27,348     $ 3,026      $ 12,034    $  40,601
Cash flows from investing activities:
   Purchases of rental equipment......................             (60,278)    (19,340)     (4,515)                   (84,133)
   Purchases of property and equipment................     (535)    (2,880)     (3,422)       (385)                    (7,222)
   Proceeds from sales of rental equipment............              29,281       5,359       4,490                     39,130
   Capital contributed to subsidiary..................  (58,548)                                          58,548
   Purchases of other companies.......................             (48,667)                                           (48,667)
   Deposits on rental equipment purchases.............             (28,000)                                           (28,000)
   In-process acquisition costs.......................                                                      (554)        (554)
                                                       --------  ---------    --------     -------      --------    ---------
      Net cash used in investing activities...........  (59,083)  (110,544)    (17,403)       (410)       57,994     (129,446)
Cash flows from financing activities:
   Proceeds from debt.................................              96,500                                             96,500
   Payments of debt...................................             (25,786)       (477)     (1,349)                   (27,612)
   Payments of financing costs........................                (387)                                              (387)
   Capital contributions by parent....................              58,548                               (58,548)
   Dividend distributions to parent...................             (38,548)                               38,548
   Common shares repurchased and retired..............  (22,374)                                                      (22,374)
   Company-obligated mandatorily redeemable
    convertible preferred securities of a subsidiary
    trust repurchased and retired.....................                                                   (11,480)     (11,480)
   Proceeds from the exercise of common
    stock options.....................................   58,548                                                        58,548
   Proceeds from dividends from subsidiary............   38,548                                          (38,548)
                                                       --------  ---------    --------     -------      --------    ---------
      Net cash provided by (used in)
       financing activities...........................   74,722     90,327        (477)     (1,349)      (70,028)      93,195
   Effect of foreign exchange rates...................                                        (426)                      (426)
                                                       --------  ---------    --------     -------      --------    ---------
   Net increase (decrease) in cash and
    cash equivalents..................................              (6,385)      9,468         841                      3,924
   Cash and cash equivalents at beginning of period...               6,385      19,798       1,143                     27,326
                                                       --------  ---------    --------     -------      --------    ---------
   Cash and cash equivalents at end of period.........                        $ 29,266     $ 1,984                  $  31,250
                                                       ========  =========    ========     =======      ========    =========
Supplemental disclosure of cash flow information:
      Cash paid for interest.......................... $  4,875  $  33,781    $  3,904     $ 1,256                  $  43,816
      Cash paid for income taxes, net of refunds......                (127)                $   720                  $     593

Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
   Assets, net of cash acquired.......................           $  52,805                                          $  52,805
   Liabilities assumed................................              (5,154)                                            (5,154)
                                                       --------  ---------    --------     -------      --------    ---------
                                                                    47,651                                             47,651
   Due to seller and other payments...................               1,016                                              1,016
                                                       --------  ---------    --------     -------      --------    ---------
      Net cash paid...................................           $  48,667                                          $  48,667
                                                       ========  =========    ========     =======      ========    =========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                   For the Three Months Ended March 31, 2001
                                                    ----------------------------------------------------------------------
                                                                                         Non-
                                                                         Guarantor    Guarantor    Other and
                                                     Parent     URI     Subsidiaries Subsidiaries Eliminations Consolidated
                                                    --------  --------  ------------ ------------ ------------ ------------
                                                                                (In thousands)
Net cash provided by (used in) operating activities $ (3,154) $ 21,233    $ 20,403     $ 16,866     $    719    $  56,067
Cash flows from investing activities:
   Purchases of rental equipment...................            (66,761)    (26,650)      (4,936)                  (98,347)
   Purchases of property and equipment.............   (1,721)   (6,188)     (7,482)      (1,331)                  (16,722)
   Proceeds from sales of rental equipment.........             28,195       8,059        2,868                    39,122
   Capital contributed to subsidiary...............     (172)                                            172
   Purchases of other companies....................            (27,056)                    (639)                  (27,695)
   In-process acquisition costs....................                                                     (719)        (719)
                                                    --------  --------    --------     --------     --------    ---------
     Net cash used in investing activities.........   (1,893)  (71,810)    (26,073)      (4,038)        (547)    (104,361)
Cash flows from financing activities:
   Proceeds from debt..............................             95,144          11                                 95,155
   Payments of debt................................            (16,307)       (555)      (2,783)                  (19,645)
   Payments of financing costs.....................               (381)                                              (381)
   Capital contributions by parent.................                172                                  (172)
   Dividend distributions to parent................            (28,051)                               28,051
   Common shares repurchased and retired...........  (23,176)                                                     (23,176)
   Proceeds from the exercise of common
    stock options..................................      172                                                          172
   Proceeds from dividends from subsidiary.........   28,051                                         (28,051)
                                                    --------  --------    --------     --------     --------    ---------
      Net cash provided by (used in)
       financing activities........................    5,047    50,577        (544)      (2,783)        (172)      52,125
   Effect of foreign exchange rates................                                     (12,013)                  (12,013)
                                                    --------  --------    --------     --------     --------    ---------
   Net decrease in cash and cash equivalents.......                         (6,214)      (1,968)                   (8,182)
   Cash and cash equivalents at beginning
    of period......................................                         29,733        4,651                    34,384
                                                    --------  --------    --------     --------     --------    ---------
   Cash and cash equivalents at end of period......                       $ 23,519     $  2,683                 $  26,202
                                                    ========  ========    ========     ========     ========    =========
Supplemental disclosure of cash flow information:
     Cash paid for interest........................ $  4,875  $ 53,026    $  4,133     $    570                 $  62,604
      Cash paid for income taxes, net
       of refunds..................................           $    538                 $    227                 $     765
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
   Assets, net of cash acquired....................           $  4,624                 $    833                 $   5,457
   Liabilities assumed.............................               (842)                    (194)                   (1,036)
   Less:
     Amounts paid through issuance of debt.........               (600)                                              (600)
                                                    --------  --------    --------     --------     --------    ---------
                                                                 3,182                      639                     3,821
   Due to seller and other payments................             23,874                                             23,874
                                                    --------  --------    --------     --------     --------    ---------
     Net cash paid.................................           $ 27,056                 $    639                 $  27,695
                                                    ========  ========    ========     ========     ========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion reviews our operations for the three months ended March 31, 2002 and 2001 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes included herein and the Consolidated Financial Statements and related Notes included in our 2001 Annual Report on Form 10-K.

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

  . Sales of equipment and merchandise and other revenues--This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of supplies and merchandise, (iii) repair services and the sale of parts for equipment owned by customers and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

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

   We record rental equipment expenditures at cost and depreciate equipment using the straight-line method over the estimated useful life (which ranges from two to ten years), after giving effect to an estimated salvage value of zero to ten percent of cost.

   Selling, general and administrative expenses primarily include sales commissions, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

   Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and
(iii) the amortization of goodwill and other intangible assets. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. As described below, effective January 1, 2002 we no longer amortize goodwill. Our other intangible assets are non-compete agreements.

Change in Accounting Treatment for Goodwill and Other Intangible Assets

   Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" issued by the Financial Accountants Standards Board ("FASB"). Under this standard, our goodwill, which we previously amortized over 40 years, will no longer be amortized. Our approximately $16.3 million of other intangible assets, which consist of non-compete agreements, will continue to be amortized over their contractual lives. Under the new accounting standard, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, determined in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write-off the excess goodwill and to treat this write-off as an expense. We completed our initial impairment analysis in the first quarter of 2002 and recorded a non-cash impairment charge, net of tax benefit, of

$288.3 million. This charge is reflected on our consolidated statements of operations as "cumulative effect of change in accounting principle." We will be required to continue to review our goodwill for impairment at least annually. For additional information, see Notes 1 and 3 to our Unaudited Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

  General Overview

   Our revenues were $599.0 million in the first quarter of 2002 compared to $619.1 million in the first quarter of 2001. The 3.3% decrease in 2002 was principally attributable to two factors. The first was that continued weakness in the construction industry put downward pressure on rental rates. As a result, our rental rates were down 3.5% in the first quarter of 2002 compared to the first quarter of 2001. Although this price decrease was partially offset by an increase in the volume of rental transactions, the price decrease negatively affected our revenues. The second factor was that we closed or consolidated 31 underperforming branches in 2001 and, as a result, we had fewer branches, net of additional branches through acquisitions and start-ups, at the start of 2002 than at the start of 2001.

   Our operating income was $66.8 million in the first quarter of 2002 compared to $67.6 million in the first quarter of 2001. As discussed above, a change in accounting principle that was effective at the beginning of 2002 eliminated the amortization of goodwill. Without this change, our operating income in the first quarter of 2002 would have been approximately $54.1 million. Our operating income in 2002 was negatively affected by (1) the decrease in revenues discussed above and (2) lower gross profit margins from equipment rental and the sale of rental equipment primarily due to price weakness. The negative impact of the foregoing was partially offset by our continued success in reducing selling, general and administrative expenses. These expenses were down $10.4 million in the first quarter of 2002 compared to the first quarter of 2001.

   Our interest expense decreased $7.5 million in the first quarter of 2002 compared to the first quarter of 2001. This reduction in interest expense more than offset the decrease in operating income described above. Consequently, although our operating income was down slightly, our "income before cumulative effect of change in accounting principle" increased to $7.6 million in the first quarter of 2002 from $3.4 million in the first quarter of 2001.

  Additional Information

  Three Months Ended March 31, 2002 and 2001

   Revenues. We had total revenues of $599.0 million in the first quarter of 2002, representing a decrease of 3.3% from total revenues of $619.1 million in the first quarter of 2001. The different components of our revenues are discussed below:

   1. Equipment Rentals. Our revenues from equipment rentals was $446.3 million in the first quarter of 2002, representing a decrease of 3.3% from $461.4 million in the first quarter of 2001. These revenues accounted for 74.5% of our total revenues in both periods. The decrease in rental revenues principally reflected the following:

  . Our rental revenues from locations open more than one year, or same store rental revenues, decreased by approximately 2.4%. This decrease reflected a 3.5% decrease in rental rates, which was partially offset by a 1.1% increase in the volume of rental transactions.

  . We also lost revenues because we had fewer branches at the beginning of 2002 than at the beginning of 2001. The decrease in the number of branches reflected the closure or consolidation of underperforming branches in 2001, partially offset by the addition of new locations through start-ups and acquisitions.

   2. Sales of Rental Equipment. Our revenues from the sale of rental equipment were $39.1 million in both the first quarter of 2002 and the first quarter of 2001. These revenues accounted for 6.5% of our total revenues in the first quarter of 2002 compared with 6.3% in the first quarter of 2001.

   3. Sales of Equipment and Merchandise and Other Revenues. Our revenues from "sale of equipment and merchandise and other revenues" were $113.5 million in the first quarter of 2002, representing a decrease of 4.3% from $118.6 million in the first quarter of 2001. These revenues accounted for 19.0% of our total revenues in the first quarter of 2002 compared with 19.2% of our total revenues in the first quarter of 2001. The decrease in these revenues in the first quarter of 2002 principally reflected a decrease in the volume of transactions.

   Gross Profit. Our gross profit decreased to $179.2 million in the first quarter of 2002 from $202.6 million in the first quarter of 2001. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below from equipment rental and the sales of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

   1. Equipment Rentals. Our gross profit margin from equipment rental revenues was 29.7% in the first quarter of 2002 and 33.5% in the first quarter of 2001. The decrease in 2002 principally reflected the decrease in rental rates described above.

   2. Sales of Rental Equipment. Our gross profit margin from the sales of rental equipment was 35.8% in the first quarter of 2002 and 41.0% in the first quarter of 2001. The decrease in 2002 primarily reflected price weakness in the used equipment market.

   3. Sales of Equipment and Merchandise and Other Revenues. Our gross profit margin from "sales of equipment and merchandise and other revenues" was 28.7% in the first quarter of 2002 and 27.0% in the first quarter of 2001. The increase in the gross profit margin in 2002 primarily reflected lower costs resulting from our ongoing efforts to consolidate our suppliers.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $98.5 million, or 16.4% of total revenues, during the first quarter of 2002 and $108.9 million, or 17.6% of total revenues, during the first quarter of 2001. The decrease in SG&A in 2002 primarily reflected our ongoing efforts at cutting costs, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities.

   Non-rental Depreciation and Amortization. Non-rental depreciation and amortization decreased to $13.9 million, or 2.3% of total revenues, in the first quarter of 2002 from $26.1 million, or 4.2% of total revenues, in the first quarter of 2001. This decrease was attributable to a new accounting standard (discussed above under "--Change in Accounting Treatment For Goodwill and Other Intangible Assets") which eliminated the amortization of goodwill effective January 1, 2002.

   Interest Expense. Interest expense decreased to $50.0 million in the first quarter of 2002 from $57.5 million in the first quarter of 2001. This decrease primarily reflected lower interest rates on our variable rate debt and lower debt outstanding due to our repayments of debt during 2001.

   Preferred Dividends of a Subsidiary Trust. Preferred dividends of a subsidiary trust were $4.7 million in the first quarter of 2002, compared to $4.9 million during the first quarter of 2001. The decrease is due to the decrease in the amount of our outstanding trust preferred securities.

   Other (Income) Expense. Other income was $0.3 million in the first quarter of 2002 compared with other income of $0.7 million in the first quarter of 2001.

   Income Taxes. Income taxes were $4.8 million, or an effective rate of 39.0%, in the first quarter of 2002 compared to $2.4 million, or an effective rate of 41.5%, in the first quarter of 2001. The decrease in the effective rate in the first quarter of 2002 primarily reflected the elimination for book purposes of non-tax deductible goodwill amortization upon the adoption of SFAS No. 142 as described under "--Change in Accounting Treatment for Goodwill and Other Intangible Assets."

   Cumulative Effect of Change in Accounting Principle. As described under "--Change in Accounting Treatment for Goodwill and Other Intangible Assets," we recorded an amount of $288.3 million, net of tax, for impairment of goodwill as part of our transitional impairment test upon the adoption of SFAS No. 142.

Liquidity and Capital Resources

Certain Balance Sheet Changes

   The decreases in goodwill and retained earnings at March 31, 2002 as compared to December 31, 2001 were attributable to the write-off of goodwill as a result of the transitional impairment test required upon the adoption of SFAS No. 142 as described under "--Change in Accounting Treatment for Goodwill and Other Intangible Assets." The decrease in deferred income taxes at March 31, 2002 as compared to December 31, 2001 was attributable primarily to the tax effects of the goodwill write-off and exercise of stock options during the first quarter of 2002. The increase in additional paid-in capital at March 31, 2002 as compared to December 31, 2001 was attributable primarily to the exercise of stock options, the issuance of restricted stock and the excess of the liquidation preference amount over the amount at which we purchased 335,000 shares of our trust preferred securities, offset by common stock repurchased and retired.

Sources and Uses of Cash

   During the first quarter of 2002, we (i) generated cash from operations of approximately $40.6 million, (ii) generated cash from the sale of rental equipment of approximately $39.1 million, (iii) obtained cash from the exercise of stock options, net of common stock repurchased and retired, of approximately $36.2 million and (iv) obtained cash from borrowings, net of repayments, of approximately $68.9 million. We used cash during this period principally to (i) pay consideration for acquisitions (approximately $48.7 million), (ii) purchase and pay deposits on rental equipment (approximately $112.1 million),
(iii) purchase other property and equipment (approximately $7.2 million), and
(iv) repurchase and retire trust preferred securities (approximately
$11.5 million).

Cash Requirements Related to Operations

    Our principal existing sources of cash are cash generated from operations and from the sale of used equipment and borrowings available under our revolving credit facility. As of May 10, 2002, we had $463.3 million of borrowing capacity available under our $750 million revolving credit facility (reflecting outstanding loans of approximately $208.4 million and outstanding letters of credit in the amount of approximately $78.3 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

   We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service and (v) costs relating to the restructuring charge incurred in the second quarter of 2001. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above.

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

    While emphasizing internal growth, we may also continue to expand through a disciplined acquisition program. We will consider potential transactions of varying size and may, on a selective basis, pursue acquisition or consolidation opportunities involving other public companies or large privately-held companies. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash described above are not sufficient to fund such future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or the ownership of existing stockholders may be diluted as we implement our growth strategy.

Information Concerning Operating Leases

    From time to time we have entered into operating leases pursuant to which we lease, as lessee, equipment or real estate. Certain of these leases were entered into as part of sale and lease-back transactions. In the first quarter of 2002, we were the seller-lessee in sale-leaseback transactions with unrelated third parties in which we sold equipment for aggregate proceeds of $3.4 million and agreed to lease back the equipment for a minor period of up to eight months. The related gains recognized from these transactions were approximately $1.5 million.

Information Concerning Receivables Securitization

    We have an accounts receivable securitization facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. The borrowings under the facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on our consolidated balance sheets. Key terms of this facility include:

  . Borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount.

  . The facility is structured so that the receivables in the collateral pool are the lender's only source of repayment.

  . Prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings.

  . After expiration or early termination of the facility, we will repay the borrowings.

   As of March 31, 2002, (i) the outstanding borrowings under the facility were approximately $178.9 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $304.1 million. The agreement governing this facility, which was amended in June 2001, contemplates that the term of the facility may extend for up to three years from the date of the amended facility. However, on each anniversary of such date, the consent of the lender is required for the facility to renew for the next year. The next anniversary date is in June 2002. We plan to seek the lender's approval for renewal.

Information Concerning Trust Preferred Securities

   In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6% Convertible Quarterly Income Preferred Securities for aggregate consideration of $300 million. During 2002, we repurchased 335,000 of these shares (having an aggregate liquidation preference of approximately $16.8 million) for aggregate consideration of approximately $11.5 million. The liquidation preference amounts in excess of the amounts paid for the repurchase of these shares were recognized as increases in additional paid-in capital. Our results of operations do not reflect any gain or loss from these transactions.

Information Concerning Certain Restricted Stock Awards

   We have granted to employees other than executive officers and directors 815,090 shares of restricted stock that contain the following provisions. The shares vest in 2004 or 2005 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. The grants provide that we will pay to employees who vest in their restricted stock, and who sell their restricted stock within five trading days after vesting, a maximum aggregate amount for all these employees of $309,799 for each dollar by which the per share proceeds of these sales are less than $27.26 but more than $15.17, and a maximum aggregate amount for all these employees of $815,090 for each dollar by which the per share proceeds of these sales are less than $15.17.

Relationship Between Holdings and URI

    United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI's payments to Holdings are reflected on URI's financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on certain trust preferred securities that were issued by a subsidiary trust of Holdings in August 1998.

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

Impact of Recently Issued Accounting Standards

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This standard addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Effective July 1, 2001, we adopted SFAS No. 141.

   We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests on a reporting unit level. Other intangible assets are being amortized over their estimated useful lives. For additional information, see "--Change in Accounting Treatment For Goodwill and Other Intangible Assets."

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of Long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

Factors that May Influence Future Results and Results Anticipated by Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

   Our equipment is principally used in connection with construction and industrial activities. Consequently, decreases in construction or industrial activity due to a recession or other reasons may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our revenues and operating results. For example, the current slow-down in the economy has caused construction and industrial activity to decrease and, as a result, our revenues and pricing were both down in the first quarter of 2002 compared to the same period in 2001.

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

  . changes in demand for our equipment or the prices thereof due to changes in economic conditions, competition or other factors;

  .  changes in the interest rates applicable to our floating rate debt;

  . if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; and

  . the possible need, from time to time, to take other write-offs or special charges due to a variety of occurrences, such as the adoption of new accounting standards, impairment of goodwill, store consolidations or closings or the refinancing of existing indebtedness.

Substantial Indebtedness

   At March 31, 2002, our total indebtedness was approximately $2,518.3 million. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

   A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At March 31, 2002, we had $1,091.0 million of variable rate indebtedness.

Dependence on Additional Capital

   If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and repaying or refinancing existing indebtedness.

Restrictive Covenants

   We are subject to various restrictive financial and operating covenants under the agreements governing our indebtedness. These covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our business by significantly limiting our operating and financial flexibility.

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

  . difficulty in maintaining uniform standards, controls, procedures and policies.

   We cannot guarantee that we will realize the expected benefits from our acquisitions or that our existing operations will not be harmed as a result of acquisitions.

Substantial Goodwill

   At March 31, 2002, we had on our balance sheet net goodwill in the amount of $1,882.2 million, which represented approximately 39.5% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair market value of the net assets of those businesses. If the fair value of the goodwill, determined in accordance with applicable accounting standards, were to fall below the recorded value shown on the balance sheet, we would be required to write off the excess goodwill. Any write-off would adversely affect our results. For example, in the first quarter of 2002, we recorded impairment of $288.3 million, net of tax, as a cumulative effect of change in accounting principle upon adoption of SFAS No. 142. See "--Change in Accounting Treatment for Goodwill and Other Intangible Assets."

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

  . we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage); and

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

Labor Matters

   We have approximately 1,000 employees that are represented by unions and are covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in these market risks since the end of the fiscal year 2001.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

   We and our subsidiaries are parties to various litigation matters involving ordinary and routine claims incidental to our business. Our ultimate legal and financial liability with respect to such pending litigation cannot be estimated with certainty but we believe, based on our examination of such matters, that such ultimate liability will not have a material adverse effect on our consolidated financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K
   (a) Exhibits:

Exhibit
Number                                            Description of Exhibit
-------                                           ----------------------
  3(a)  Amended and Restated Certificate of Incorporation of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1998).
  3(b)  Certificate of Amendment to the United Rentals, Inc. Certificate of Incorporation dated September 29,
        1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on
        Form S-3, No. 333-70151).
  3(c)  By-laws of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
  3(d)  Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended
        September 30, 2001).
  3(e)  Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended
        September 30, 2001).
  3(f)  Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current report on Form 8-K filed
        October 5, 2001).
  3(g)  Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock
        Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals,
        Inc. Report on Form 8-K filed on October 5, 2001)
  3(h)  Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America),
        Inc. Report on Form 10-Q for the quarter ended June 30, 1998).
  3(i)  By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the
        quarter ended June 30, 1998).
 10(a)  Deferred Compensation Plan for Directors of United Rentals, Inc.*


   (b) Reports on Form 8-K:
       1. Form 8-K filed on January 30, 2002 (earliest event reported January 30, 2002); Item 9 was reported.

       2. Form 8-K filed on February 1, 2002 (earliest event reported January 30, 2002); Item 9 was reported.

       3. Form 8-K filed on March 1, 2002 (earliest event reported February 26,
          2002); Item 9 was reported.

       4. Form 8-K filed on March 14, 2002 (earliest event reported March 12,
          2002); Item 9 was reported.

       5. Form 8-K filed on March 18, 2002 (earliest event reported March 17,
          2002); Item 5 was reported.
--------
*  Filed herewith

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        UNITED RENTALS, INC.
              Dated:  May 15, 2002
                                        BY: /S/  MICHAEL J. NOLAN
                                           ____________________
                                            Michael J. Nolan
                                            Chief Financial
                                        Officer
                                            (Principal Financial
                                        Officer)

                                        UNITED RENTALS, INC.
              Dated:  May 15, 2002
                                        By: /S/  JOSEPH B. SHERK
                                           ____________________
                                            Joseph B. Sherk
                                            Vice President,
                                        Corporate Controller
                                            (Principal Accounting
                                        Officer)

                                        UNITED RENTALS (NORTH
              Dated:  May 15, 2002      AMERICA), INC.

                                        By: /S/  MICHAEL J. NOLAN
                                           ____________________
                                            Michael J. Nolan
                                            Chief Financial
                                        Officer
                                            (Principal Financial
                                        Officer)

                                        UNITED RENTALS (NORTH
              Dated:  May 15, 2002      AMERICA), INC.

                                        By: /S/  JOSEPH B. SHERK
                                           ____________________
                                            Joseph B. Sherk
                                            Vice President,
                                        Corporate Controller
                                            (Principal Accounting
                                        Officer)