Form 10-Q
period 2002-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2002-11-14
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-14387

United Rentals, Inc.

Commission File No. 1-13663

United Rentals (North America), Inc.
(Exact names of registrants as specified in their charters)

Delaware	06-1522496
Delaware	06-1493538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

(203) 622-3131
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

As of November 4, 2002, there were 76,559,208 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “forecast,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend,” “project” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption “—Factors that May Influence Future Results and Results Anticipated by Forward-Looking Statements.” We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

UNITED RENTALS

United Rentals is the largest equipment rental company in the world. We offer for rent over 600 types of equipment—everything from heavy machines to hand tools—through our network of more than 750 rental locations in the United States, Canada and Mexico. We currently serve more than 1.6 million customers, including construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others.

Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.7 billion. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	Tools and light equipment, such as power washers, water pumps, heaters and hand tools;

•	Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems; and

•	Trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment.

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

Industry Background

We estimate that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to about $25 billion in 2001, representing a compound annual growth rate of approximately 12.9%. We believe that long-term industry growth, in addition to reflecting general economic expansion, is being driven by the increasing recognition by equipment users of the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:

•	avoid the large capital investment required for equipment purchases;

•	access a broad selection of equipment and select the equipment best suited for each particular job;

•	reduce storage and maintenance costs; and

•	access the latest technology without investing in new equipment.

While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other functions requiring the periodic use of equipment.

Competitive Advantages

We believe that we benefit from the following competitive advantages:

Large and Diverse Rental Fleet.    Our rental fleet is the largest and most comprehensive in the industry, which allows us to:

•	attract customers by providing “one-stop” shopping;

•	serve a diverse customer base and reduce our dependence on any particular customer or group of customers; and

•	serve customers that require substantial quantities and/or wide varieties of equipment.

Significant Purchasing Power.    We purchase large amounts of equipment, merchandise and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the third quarter of 2002, the sharing of equipment among branches accounted for approximately 11.8%, or $73 million, of our total rental revenue.

Ability to Transfer Equipment to Other Branches.    The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas.

Consolidation of Common Functions.    We reduce costs through the consolidation of functions that are common to our more than 750 branches, such as payroll, accounts payable and credit and collection, into 17 credit offices and three service centers.

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

Geographic and Customer Diversity.    We have more than 750 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. In 2001, we served more than 1.4 million customers and our top ten customers accounted for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices for used equipment by giving us access to resale markets across North America and by allowing us to market used equipment directly to end-user customers, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

Risk Management and Safety Programs.    We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 41 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

Strong and Motivated Branch Management.    Each of our branches has a full-time branch manager who is supervised by one of our 56 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them—within budgetary guidelines—to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage their fleet efficiently.

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30 2002	December 31 2001
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$23,926	$27,326
Accounts receivable, net of allowance for doubtful accounts of $43,032 in 2002 and $47,744 in 2001	541,538	450,273
Inventory	93,190	85,764
Prepaid expenses and other assets	146,183	133,217
Rental equipment, net	1,920,309	1,747,182
Property and equipment, net	414,471	410,053
Goodwill	1,956,444	2,199,774
Other intangible assets, net	6,959	7,927

	$5,103,020	$5,061,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$269,491	$204,773
Debt	2,607,336	2,459,522
Deferred taxes	278,328	297,024
Accrued expenses and other liabilities	161,885	174,687

Total liabilities	3,317,040	3,136,006
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	283,250	300,000
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 76,555,755 shares issued and outstanding in 2002 and 73,361,407 in 2001	765	734
Additional paid-in capital	1,309,800	1,243,586
Deferred compensation	(55,947)	(55,794)
Retained earnings	278,232	467,106
Accumulated other comprehensive loss	(30,125)	(30,127)

Total stockholders’ equity	1,502,730	1,625,510

	$5,103,020	$5,061,516

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Equipment rentals	$1,613,365	$1,670,036	$615,484	$626,286
Sales of rental equipment	133,184	107,681	39,411	35,442
Sales of equipment and merchandise and other revenues	380,278	404,883	128,208	133,755

Total revenues	2,126,827	2,182,600	783,103	795,483
Cost of revenues:
Cost of equipment rentals, excluding depreciation	843,160	790,234	332,772	290,098
Depreciation of rental equipment	242,816	239,862	84,206	81,508
Cost of rental equipment sales	87,287	63,744	26,303	21,363
Cost of equipment and merchandise sales and other operating costs	275,347	294,888	94,075	97,272

Total cost of revenues	1,448,610	1,388,728	537,356	490,241

Gross profit	678,217	793,872	245,747	305,242
Selling, general and administrative expenses	315,939	332,671	110,919	110,956
Restructuring charge		28,922
Non-rental depreciation and amortization	42,703	80,289	14,965	27,051

Operating income	319,575	351,990	119,863	167,235
Interest expense	146,206	171,315	48,691	56,726
Preferred dividends of a subsidiary trust	13,904	14,625	4,605	4,875
Other (income) expense, net	(3,549)	6,497	(221)	(438)

Income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	163,014	159,553	66,788	106,072
Provision for income taxes	63,549	69,154	26,021	44,020

Income before extraordinary item and cumulative effect of change in accounting principle	99,465	90,399	40,767	62,052
Extraordinary item, net of tax benefit of $6,759		11,317
Cumulative effect of change in accounting principle, net of tax benefit of $60,529	(288,339)

Net income (loss)	$(188,874)	$79,082	$40,767	$62,052

Earnings per share—basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.32	$1.26	$0.53	$0.85
Extraordinary item, net		0.16
Cumulative effect of change in accounting principle, net	(3.82)

Net income (loss)	$(2.50)	$1.10	$0.53	$0.85

Earnings per share—diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.02	$0.96	$0.43	$0.63
Extraordinary item, net		0.12
Cumulative effect of change in accounting principle, net	(2.96)

Net income (loss)	$(1.94)	$0.84	$0.43	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Loss	Accumulated Other Comprehensive Loss
			Number of Shares	Amount
	(In thousands)

Balance, December 31, 2001	$3	$2	73,361	$734	$1,243,586	$(55,794)	$467,106		$(30,127)
Comprehensive income:
Net loss							(188,874)	$(188,874)
Other comprehensive income:
Foreign currency translation adjustments								310	310
Derivatives qualifying as hedges, net of tax								(308)	(308)

Comprehensive loss								$(188,872)

Issuance of common stock under deferred compensation plans			360	3	8,634	(8,637)
Amortization of deferred compensation						8,484
Exercise of common stock options			3,744	37	76,347
Common stock repurchased and retired			(1,066)	(11)	(26,715)
Convertible debt converted to common stock			157	2	2,678
Liquidation preference in excess of amounts paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					5,270

Balance, September 30, 2002	$3	$2	76,556	$765	$1,309,800	$(55,947)	$278,232		$(30,125)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30
	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(188,874)	$79,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285,519	320,151
Gain on sales of rental equipment	(45,897)	(43,937)
Deferred taxes	54,462	54,724
Amortization of deferred compensation	8,484	3,675
Extraordinary item		18,076
Restructuring charge		10,893
Cumulative effect of change in accounting principle	288,339
Changes in operating assets and liabilities:
Accounts receivable	(89,940)	(66,549)
Inventory	99	39,897
Prepaid expenses and other assets	(2,901)	(31,291)
Accounts payable	64,705	(9,986)
Accrued expenses and other liabilities	(16,949)	60,139

Net cash provided by operating activities	357,047	434,874
Cash Flows From Investing Activities:
Purchases of rental equipment	(461,699)	(395,027)
Purchases of property and equipment	(32,604)	(42,237)
Proceeds from sales of rental equipment	133,184	107,681
In-process acquisition costs		(2,570)
Deposits on rental equipment purchases	(8,018)
Purchases of other companies	(163,260)	(45,200)

Net cash used in investing activities	(532,397)	(377,353)
Cash Flows From Financing Activities:
Proceeds from debt	304,151	2,008,655
Payments of debt	(160,589)	(2,017,087)
Payments of financing costs	(3,052)	(27,946)
Proceeds from the exercise of common stock options	63,755	8,778
Shares repurchased and retired	(26,726)	(24,758)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired	(11,480)

Net cash provided by (used in) financing activities	166,059	(52,358)
Effect of foreign exchange rates	5,891	(9,031)

Net decrease in cash and cash equivalents	(3,400)	(3,868)
Cash and cash equivalents at beginning of period	27,326	34,384

Cash and cash equivalents at end of period	$23,926	$30,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$150,294	$168,488
Cash paid for income taxes, net of refunds	$2,710	$1,535
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$173,079	$12,692
Liabilities assumed	(11,418)	(4,767)
Less: Amounts paid through issuance of debt		(600)

	161,661	7,325
Due to seller and other payments	1,599	37,875

Net cash paid	$163,260	$45,200

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30 2002	December 31 2001
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$23,926	$27,326
Accounts receivable, net of allowance for doubtful accounts of $43,032 in 2002 and $47,744 in 2001	541,538	450,273
Inventory	93,190	85,764
Prepaid expenses and other assets	137,614	124,398
Rental equipment, net	1,920,309	1,747,182
Property and equipment, net	388,105	383,260
Goodwill	1,956,444	2,199,774
Other intangible assets, net	6,959	7,927

	$5,068,085	$5,025,904

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$269,491	$204,773
Debt	2,607,336	2,459,522
Deferred taxes	278,328	297,024
Accrued expenses and other liabilities	179,202	166,154

Total liabilities	3,334,357	3,127,473
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,581,833	1,518,078
Retained earnings	182,020	410,480
Accumulated other comprehensive loss	(30,125)	(30,127)

Total stockholder’s equity	1,733,728	1,898,431

	$5,068,085	$5,025,904

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2002	2001	2002	2001
	(In thousands)
Revenues:
Equipment rentals	$1,613,365	$1,670,036	$615,484	$626,286
Sales of rental equipment	133,184	107,681	39,411	35,442
Sales of equipment and merchandise and other revenues	380,278	404,883	128,208	133,755

Total revenues	2,126,827	2,182,600	783,103	795,483
Cost of revenues:
Cost of equipment rentals, excluding depreciation	843,160	790,234	332,772	290,098
Depreciation of rental equipment	242,816	239,862	84,206	81,508
Cost of rental equipment sales	87,287	63,744	26,303	21,363
Cost of equipment and merchandise sales and other operating costs	275,347	294,888	94,075	97,272

Total cost of revenues	1,448,610	1,388,728	537,356	490,241
Gross profit	678,217	793,872	245,747	305,242
Selling, general and administrative expenses	315,939	332,671	110,919	110,956
Restructuring charge		28,922
Non-rental depreciation and amortization	36,076	74,035	12,667	25,083

Operating income	326,202	358,244	122,161	169,203
Interest expense	146,206	171,315	48,691	56,726
Other (income) expense, net	(3,549)	6,497	(221)	(438)

Income before provision for income taxes and extraordinary item	183,545	180,432	73,691	112,915
Provision for income taxes	71,556	78,693	28,713	47,289

Income before extraordinary item	111,989	101,739	44,978	65,626
Extraordinary item, net of tax benefit of $6,759		11,317
Cumulative effect of change in accounting principle, net of tax benefit of $60,529	(288,339)

Net income (loss)	$(176,350)	$90,422	$44,978	$65,626

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Comprehensive Loss	Accumulated Other Comprehensive Loss
	Number of Shares	Amount
	(In thousands, except share data)
Balance, December 31, 2001	1,000		$1,518,078	$410,480		$(30,127)
Comprehensive income:
Net loss				(176,350)	$(176,350)
Other comprehensive income:
Foreign currency translation adjustments					310	310
Derivatives qualifying as hedges, net of tax					(308)	(308)

Comprehensive loss					$(176,348)

Contributed capital from parent			63,755
Dividend distributions to parent				(52,110)

Balance, September 30, 2002	1,000		$1,581,833	$182,020		$(30,125)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(176,350)	$90,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	278,892	313,897
Gain on sales of rental equipment	(45,897)	(43,937)
Deferred taxes	54,462	54,724
Extraordinary item		18,076
Restructuring charge		10,893
Cumulative effect of change in accounting principle	288,339
Changes in operating assets and liabilities:
Accounts receivable	(89,940)	(66,549)
Inventory	99	39,897
Prepaid expenses and other assets	(879)	(31,023)
Accounts payable	64,705	(9,986)
Accrued expenses and other liabilities	(6,408)	65,626

Net cash provided by operating activities	367,023	442,040

Cash Flows From Investing Activities:
Purchases of rental equipment	(461,699)	(395,027)
Purchases of property and equipment	(28,676)	(37,348)
Proceeds from sales of rental equipment	133,184	107,681
Deposits on rental equipment purchases	(8,018)
Purchases of other companies	(163,260)	(45,200)

Net cash used in investing activities	(528,469)	(369,894)

Cash Flows From Financing Activities:
Proceeds from debt	304,151	2,008,655
Payments of debt	(160,589)	(2,017,087)
Payments of financing costs	(3,052)	(27,946)
Capital contributions by parent	63,755	8,778
Dividend distributions to parent	(52,110)	(39,383)

Net cash provided by (used in) financing activities	152,155	(66,983)
Effect of foreign exchange rates	5,891	(9,031)

Net decrease in cash and cash equivalents	(3,400)	(3,868)
Cash and cash equivalents at beginning of period	27,326	34,384

Cash and cash equivalents at end of period	$23,926	$30,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$136,390	$153,863
Cash paid for income taxes, net of refunds	$2,710	$1,535
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$173,079	$12,692
Liabilities assumed	(11,418)	(4,767)
Less: Amounts paid through issuance of debt		(600)

	161,661	7,325
Due to seller and other payments	1,599	37,875

Net cash paid	$163,260	$45,200

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

General

United Rentals, Inc., is principally a holding company (“Holdings” or the “Company”) and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Separate footnote information is not presented for the financial statements of URI and subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of URI and its subsidiaries as they are wholly owned subsidiaries of Holdings.

The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the nine and three month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Consolidated Financial Statements included herein should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Impact of Recently Issued Accounting Standards

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. Under this standard, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests on a reporting unit level. Other intangible assets are being amortized over their estimated useful lives. The reporting units for the Company are its reporting branches. Upon adoption, the Company performed a transitional impairment test on its reporting units. As a result of this transitional impairment test, the Company recorded an impairment charge of approximately $288.3 million, net of tax benefit, as a cumulative effect of change in accounting principle in the first quarter of 2002. See Note 3 for further information.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This Standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Upon the adoption of this Standard, effective for fiscal years beginning after May 15, 2002, the Company will be required to reclassify a pre-tax extraordinary loss of approximately $18.1 million recognized during the second

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Standard is effective for exit or disposal activities initiated after December 31, 2002.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2002 presentation.

2.    Acquisitions

During the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company completed two acquisitions, one of which is further described below, and three acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

On June 30, 2002, the Company acquired 35 rental locations from National Equipment Services, Inc. for approximately $110.6 million in cash, which was determined based primarily on the number of locations acquired and their financial performance. The acquisition of these rental locations was made to complement the Company’s existing network of rental locations. The results of operations of the acquisition are included in the Company’s statement of operations as of the date of acquisition.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the nine and three months ended September 30, 2002 and 2001 as though each acquisition which was consummated during the period January 1, 2001 to September 30, 2002 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company’s 2001 Annual Report on Form 10-K was made on January 1, 2001 (in thousands, except per share data):

	Nine Months Ended September 30		Three Months Ended September 30
	2002	2001	2002	2001
Revenues	$2,157,691	$2,270,597	$783,103	$822,422
Income before extraordinary item and cumulative effect of change in accounting principle	$100,044	$94,326	$40,767	$64,799
Net income (loss)	$(188,295)	$83,009	$40,767	$64,799
Basic earnings per share before extraordinary item and cumulative effect of change in accounting principle	$1.33	$1.32	$0.53	$0.89

Basic earnings (loss) per share	$(2.49)	$1.16	$0.53	$0.89

Diluted earnings per share before extraordinary item and cumulative effect of change in accounting principle	$1.03	$1.00	$0.43	$0.65

Diluted earnings (loss) per share	$(1.93)	$0.88	$0.43	$0.65

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3.	Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for the first nine months of 2002 are as follows (in thousands):

Balance at December 31, 2001	$2,199,774
Transitional impairment loss	(348,868)
Foreign currency translation and other adjustments	3,161
Goodwill related to acquisitions	102,377

Balance at September 30, 2002	$1,956,444

The Company’s reporting units are its reporting branches. The transitional impairment loss recorded during the first quarter of 2002 upon the adoption of SFAS No. 142 related to certain branches that decreased in value. The factors that negatively affected the values of these branches included the following: (i) continued weakness in non-residential construction spending which negatively affects the Company’s earnings and (ii) to a lesser extent, operational weakness at some branches and increased competition for some branches. The fair values of the Company’s reporting units were based upon valuation techniques using multiples of earnings and revenues.

The Company is currently performing the annual impairment test as required under SFAS No. 142 and estimates that it will record a pre-tax impairment charge in the range of $220 million to $270 million during the fourth quarter of 2002. This non-cash impairment charge will be recorded on the income statement and will reduce operating income by a corresponding amount. We expect that this charge will be required principally due to the factors described above.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of previously reported net income and earnings per share to adjusted net income and earnings per share excluding goodwill amortization is as follows (in thousands, except per share data):

	Nine Months Ended September 30		Three Months Ended September 30
	2002	2001	2002	2001
Income before extraordinary item and cumulative effect of change in accounting principle	$99,465	$90,399	$40,767	$62,052
Goodwill amortization expense, net of tax		35,151		13,342

Adjusted income before extraordinary item and cumulative effect of change in accounting principle	$99,465	$125,550	$40,767	$75,394

Net income (loss)	$(188,874)	$79,082	$40,767	$62,052
Goodwill amortization expense, net of tax		35,151		13,342

Adjusted net income (loss)	$(188,874)	$114,233	$40,767	$75,394

Earnings per share—basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.32	$1.26	$0.53	$0.85
Goodwill amortization expense, net of tax		0.57		0.22

Adjusted income before extraordinary item and cumulative effect of change in accounting principle	$1.32	$1.83	$0.53	$1.07

Net income (loss)	$(2.50)	$1.10	$0.53	$0.85
Goodwill amortization expense, net of tax		0.57		0.22

Adjusted net income (loss)	$(2.50)	$1.67	$0.53	$1.07

Earnings per share—diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.02	$0.96	$0.43	$0.63
Goodwill amortization expense, net of tax		0.37		0.13

Adjusted income before extraordinary item and cumulative effect of change in accounting principle	$1.02	$1.33	$0.43	$0.76

Net income (loss)	$(1.94)	$0.84	$0.43	$0.63
Goodwill amortization expense, net of tax		0.38		0.13

Adjusted net income (loss)	$(1.94)	$1.22	$0.43	$0.76

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of September 30, 2002 were $17.3 million and $10.3 million, respectively. Amortization expense of other intangible assets was $2.6 million for the first nine months of 2002.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2002, estimated amortization expense of other intangible assets for the remainder of 2002 and for each of the next five years is as follows (in thousands):

Remainder of 2002	$819
2003	3,140
2004	1,685
2005	632
2006	383
2007	193
Thereafter	107

$6,959

4.	Restructuring Charge

During the second quarter of 2001, the Company recorded a restructuring charge of approximately $28.9 million. The charge primarily relates to the closure or consolidation of 31 underperforming branches and five administrative offices, a reduction in the Company’s workforce by 489 and the abandonment of certain information technology projects. Of the remaining $7.0 million of this charge as of December 31, 2001, amounts paid in the first nine months of 2002 were approximately $3.9 million. Of the remaining $3.1 million of this charge as of September 30, 2002, the Company estimates approximately $0.8 million will be paid by December 31, 2002 and approximately $2.3 million will be paid in future periods.

Components of the restructuring charge are as follows:

	Balance December 31 2001	Activity in 2002	Balance September 30 2002
	(In thousands)
Costs to vacate facilities	$3,538	$1,980	$1,558
Workforce reduction costs	2,055	1,317	738
Information technology costs	1,417	646	771

	$7,010	$3,943	$3,067

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):
	Nine Months Ended September 30		Three Months Ended September 30
	2002	2001	2002	2001
Numerator:
Income before extraordinary item and cumulative effect of change in accounting principle	$99,465	$90,399	$40,767	$62,052
Plus: preferred dividends of a subsidiary trust, net of taxes				2,841
Income available to common stockholders	$99,465	$$90,399	$40,767	$64,893
Denominator:
Denominator for basic earnings per share— weighted-average shares	75,489	71,745	76,539	73,233
Effect of dilutive securities:
Employee stock options	1,113	1,522	307	2,379
Warrants	3,952	3,723	1,861	4,027
Series C perpetual convertible preferred stock	12,000	12,000	12,000	12,000
Series D perpetual convertible preferred stock	5,000	5,000	5,000	5,000
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust				6,876

Denominator for diluted earnings per share— adjusted weighted-average shares	97,554	93,990	95,707	103,515

Earnings per share—basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.32	$1.26	$0.53	$0.85
Extraordinary item, net		0.16
Cumulative effect of change in accounting principle, net	(3.82)

Net income (loss)	$(2.50)	$1.10	$0.53	$0.85

Earnings per share—diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.02	$0.96	$0.43	$0.63
Extraordinary item, net		0.12
Cumulative effect of change in accounting principle, net	(2.96)

Net income (loss)	$(1.94)	$0.84	$0.43	$0.63

6.    Comprehensive Income

The following table sets forth the Company’s comprehensive income (loss) (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
	2002	2001	2002	2001
Net income (loss)	$(188,874)	$79,082	$40,767	$62,052
Other comprehensive income (loss):
Foreign currency translation adjustment	310	(9,031)	(9,478)	(5,583)
Cumulative effect on equity of adopting SFAS No. 133, net of tax		(2,516)
Derivatives qualifying as hedges, net of tax	(308)	(5,299)	(432)	(3,486)

Comprehensive income (loss)	$(188,872)	$62,236	$30,857	$52,983

7.    Amendment to Credit Agreement

Effective September 30, 2002 the Company entered into an amendment to the agreement governing its revolving credit facility and term loan. This amendment, among other things, (i) increased the aggregate amount

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the credit facility that is available in the form of letters of credit, (ii) reduced the minimum interest coverage ratio that the Company is required to maintain for the period July 1, 2002 through December 31, 2003 and (iii) changed certain definitions for purposes of measuring the Company’s compliance with its financial covenants under the credit agreement.

8.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

Certain indebtedness of URI, a wholly owned subsidiary of Holdings (the “Parent”), is guaranteed by URI’s United States subsidiaries (the “guarantor subsidiaries”) and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of September 30, 2002 and December 31, 2001, and for the nine and three months ended September 30, 2002 and 2001, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2002

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents			$18,764	$5,162		$23,926
Accounts receivable, net		$75,967	432,021	33,550		541,538
Intercompany receivable (payable)		688,053	(505,307)	(182,746)
Inventory		34,634	53,989	4,567		93,190
Prepaid expenses and other assets		61,787	74,630	1,197	$8,569	146,183
Rental equipment, net		1,063,346	723,177	133,786		1,920,309
Property and equipment, net	$26,366	136,649	235,845	15,611		414,471
Investment in subsidiaries	1,759,614	2,371,846			(4,131,460)
Intangible assets, net		493,077	1,348,364	121,962		1,963,403

	$1,785,980	$4,925,359	$2,381,483	$133,089	$(4,122,891)	$5,103,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$216,957	$35,904	$16,630		$269,491
Debt	$283,250	2,547,637	980	58,719	$(283,250)	2,607,336
Deferred taxes		278,278	50			278,328
Accrued expenses and other liabilities		145,409	22,065	11,728	(17,317)	161,885

Total liabilities	283,250	3,188,281	58,999	87,077	(300,567)	3,317,040
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					283,250	283,250
Stockholders’ equity:
Preferred stock	5					5
Common stock	765					765
Additional paid-in capital	1,309,800	1,562,410	1,901,936	68,395	(3,532,741)	1,309,800
Deferred compensation	(55,947)					(55,947)
Retained earnings	278,232	182,020	420,548	390	(602,958)	278,232
Accumulated other comprehensive loss	(30,125)	(7,352)		(22,773)	30,125	(30,125)

Total stockholders’ equity	1,502,730	1,737,078	2,322,484	46,012	$(4,105,574)	1,502,730

	$1,785,980	$4,925,359	$2,381,483	$133,089	$(4,122,891)	$5,103,020

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents		$6,385	$19,798	$1,143		$27,326
Accounts receivable, net		7,142	418,260	24,871		450,273
Intercompany receivable (payable)		89,612	39,548	(129,160)
Inventory		36,335	46,410	3,019		85,764
Prepaid expenses and other assets		57,764	64,699	1,935	$8,819	133,217
Rental equipment, net		885,442	744,969	116,771		1,747,182
Property and equipment, net	$26,793	135,240	231,508	16,512		410,053
Investment in subsidiaries	1,904,000	2,414,710			(4,318,710)
Intangible assets, net		855,360	1,231,121	121,220		2,207,701

	$1,930,793	$4,487,990	$2,796,313	$156,311	$(4,309,891)	$5,061,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$38,436	$155,029	$11,308		$204,773
Debt	$300,000	2,193,380	203,896	62,246	$(300,000)	2,459,522
Deferred income taxes		296,974	50			297,024
Accrued expenses and other liabilities	5,283	57,108	96,793	12,253	3,250	174,687

Total liabilities	305,283	2,585,898	455,768	85,807	(296,750)	3,136,006
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					300,000	300,000
Stockholders’ equity:
Preferred stock	5					5
Common stock	734					734
Additional paid-in capital	1,243,586	1,498,655	1,840,604	65,970	(3,405,229)	1,243,586
Deferred compensation	(55,794)					(55,794)
Retained earnings	467,106	410,480	499,941	27,618	(938,039)	467,106
Accumulated other comprehensive loss	(30,127)	(7,043)		(23,084)	30,127	(30,127)

Total stockholders’ equity	1,625,510	1,902,092	2,340,545	70,504	(4,313,141)	1,625,510

	$1,930,793	$4,487,990	$2,796,313	$156,311	$(4,309,891)	$5,061,516

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$676,996	$853,976	$82,393		$1,613,365
Sales of rental equipment		75,293	45,641	12,250		133,184
Sales of equipment and merchandise and other revenues		181,206	177,180	21,892		380,278

Total revenues		933,495	1,076,797	116,535		2,126,827
Cost of revenues:
Cost of equipment rentals, excluding depreciation		311,566	491,116	40,478		843,160
Depreciation of rental equipment		112.334	114,541	15,941		242,816
Cost of rental equipment sales		48,313	31,454	7,520		87,287
Cost of equipment and merchandise sales and other operating costs		134,638	124,598	16,111		275,347

Total cost of revenues		606,851	761,709	80,050		1,448,610

Gross profit		326,644	315,088	36,485		678,217
Selling, general and administrative expenses		141,749	155,252	18,938		315,939
Non-rental depreciation and amortization	$6,627	18,325	15,707	2,044		42,703

Operating income (loss)	(6,627)	166,570	144,129	15,503		319,575
Interest expense	13,904	135,163	7,552	3,491	$(13,904)	146,206
Preferred dividends of a subsidiary trust					13,904	13,904
Other (income) expense, net		3,751	(8,529)	1,229		(3,549)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(20,531)	27,656	145,106	10,783		163,014
Provision (benefit) for income taxes	(8,007)	10,787	56,421	4,348		63,549

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(12,524)	16,869	88,685	6,435		99,465
Cumulative effect of change in accounting principle		(86,598)	(168,078)	(33,663)		(288,339)

Loss before equity in net earnings of subsidiaries	(12,524)	(69,729)	(79,393)	(27,228)		(188,874)
Equity in net earnings of subsidiaries	(176,350)	(106,621)			282,971

Net loss	$(188,874)	$(176,350)	$(79,393)	$(27,228)	$282,971	$(188,874)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2001
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$694,531	$897,985	$77,520		$1,670,036
Sales of rental equipment		56,160	41,263	10,258		107,681
Sales of equipment and merchandise and other revenues		188,287	194,607	21,989		404,883

Total revenues		938,978	1,133,855	109,767		2,182,600
Cost of revenues:
Cost of equipment rentals, excluding depreciation		293,186	459,141	37,907		790,234
Depreciation of rental equipment		116,552	107,965	15,345		239,862
Cost of rental equipment sales		35,235	22,286	6,223		63,744
Cost of equipment and merchandise sales and other operating costs		141,240	137,504	16,144		294,888

Total cost of revenues		586,213	726,896	75,619		1,388,728

Gross profit		352,765	406,959	34,148		793,872
Selling, general and administrative expenses		142,788	171,641	18,242		332,671
Restructuring charge		28,922				28,922
Non-rental depreciation and amortization	$6,254	31,066	38,567	4,402		80,289

Operating income (loss)	(6,254)	149,989	196,751	11,504		351,990
Interest expense	14,625	161,341	8,790	1,184	$(14,625)	171,315
Preferred dividends of a subsidiary trust					14,625	14,625
Other (income) expense, net		18,205	(13,414)	1,706		6,497

Income (loss) before provision (benefit) for income taxes and extraordinary item	(20,879)	(29,557)	201,375	8,614		159,553
Provision (benefit) for income taxes	(9,539)	(8,829)	83,921	3,601		69,154

Income (loss) before extraordinary item and equity in net earnings of subsidiaries	(11,340)	(20,728)	117,454	5,013		90,399
Extraordinary item		11,317				11,317

Income (loss) before equity in net earnings of subsidiaries	(11,340)	(32,045)	117,454	5,013		79,082
Equity in net earnings of subsidiaries	90,422	122,467			(212,889)

Net income	$79,082	$90,422	$117,454	$5,013	$(212,889)	$79,082

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$249,157	$332,012	$31,315		$615,484
Sales of rental equipment		18,262	17,780	3,369		39,411
Sales of equipment and merchandise and other revenues		59,619	60,652	7,937		128,208

Total revenues		327,038	410,444	45,621		783,103
Cost of revenues:
Cost of equipment rentals, excluding depreciation		114,661	202,708	15,403		332,772
Depreciation of rental equipment		38,966	39,464	5,776		84,206
Cost of rental equipment sales		11,839	12,492	1,972		26,303
Cost of equipment and merchandise sales and other operating costs		44,510	43,670	5,895		94,075

Total cost of revenues		209,976	298,334	29,046		537,356

Gross profit		117,062	112,110	16,575		245,747
Selling, general and administrative expenses		51,211	53,356	6,352		110,919
Non-rental depreciation and amortization	$2,298	6,554	5,420	693		14,965

Operating income (loss)	(2,298)	59,297	53,334	9,530		119,863
Interest expense	4,605	47,572	18	1,101	$(4,605)	48,691
Preferred dividends of a subsidiary trust					4,605	4,605
Other (income) expense, net		2,938	(3,691)	532		(221)

Income (loss) before provision (benefit) for income taxes	(6,903)	8,787	57,007	7,897		66,788
Provision (benefit) for income taxes	(2,692)	3,427	22,233	3,053		26,021

Income (loss) before equity in net earnings of subsidiaries	(4,211)	5,360	34,774	4,844		40,767
Equity in net earnings of subsidiaries	44,978	39,618			(84,596)

Net income	$40,767	$44,978	$34,774	$4,844	$(84,596)	$40,767

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2001
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$247,536	$348,035	$30,715		$626,286
Sales of rental equipment		22,438	9,159	3,845		35,442
Sales of equipment and merchandise and other revenues		60,338	66,513	6,904		133,755

Total revenues		330,312	423,707	41,464		795,483
Cost of revenues:
Cost of equipment rentals, excluding depreciation		101,778	174,686	13,634		290,098
Depreciation of rental equipment		38,682	37,628	5,198		81,508
Cost of rental equipment sales		14,045	4,899	2,419		21,363
Cost of equipment and merchandise sales and other operating costs		45,535	46,685	5,052		97,272

Total cost of revenues		200,040	263,898	26,303		490,241

Gross profit		130,272	159,809	15,161		305,242
Selling, general and administrative expenses		48,331	56,755	5,870		110,956
Non-rental depreciation and amortization	$1,968	10,775	12,842	1,466		27,051

Operating income	(1,968)	71,166	90,212	7,825		167,235
Interest expense	4,875	53,516	2,744	466	$(4,875)	56,726
Preferred dividends of a subsidiary trust					4,875	4,875
Other (income) expense, net		3,480	(4,561)	643		(438)

Income (loss) before provision for income	(6,843)	14,170	92,029	6,716		106,072
Provision (benefit) for income taxes	(3,269)	5,934	38,542	2,813		44,020

Income (loss) before equity in net earnings of subsidiaries	(3,574)	8,236	53,487	3,903		62,052
Equity in net earnings of subsidiaries	65,626	57,390			(123,016)

Net income	$62,052	$65,626	$53,487	$3,903	$(123,016)	$62,052

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Nine Months Ended September 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(21,457)	$229,677	$112,276	$25,071	$11,480	$357,047
Cash flows from investing activities:
Purchases of rental equipment		(289,507)	(137,562)	(34,630)		(461,699)
Purchases of property and equipment	(3,927)	(7,603)	(20,037)	(1,037)		(32,604)
Proceeds from sales of rental equipment		75,293	45,641	12,250		133,184
Capital contributed to subsidiary	(63,755)				63,755
Purchases of other companies		(163,260)				(163,260)
Deposits on rental equipment purchases		(8,018)				(8,018)

Net cash used in investing activities	(67,682)	(393,095)	(111,958)	(23,417)	63,755	(532,397)
Cash flows from financing activities:
Proceeds from debt		301,773	82	2,296		304,151
Payments of debt		(153,333)	(1,434)	(5,822)		(160,589)
Payments of financing costs		(3,052)				(3,052)
Capital contributions by parent		63,755			(63,755)
Proceeds from the exercise of common stock options	63,755					63,755
Dividend distributions to parent		(52,110)			52,110
Common shares repurchased and retired	(26,726)					(26,726)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(11,480)	(11,480)
Proceeds from dividends from subsidiary	52,110				(52,110)

Net cash provided by (used in) financing activities	89,139	157,033	(1,352)	(3,526)	(75,235)	166,059
Effect of foreign exchange rates				5,891		5,891

Net increase (decrease) in cash and cash equivalents		(6,385)	(1,034)	4,019		(3,400)
Cash and cash equivalents at beginning of period		6,385	19,798	1,143		27,326

Cash and cash equivalents at end of period			$18,764	$5,162		$23,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,080	$124,785	$7,921	$3,508		$150,294
Cash paid for income taxes, net of refunds		$808		$1,902		$2,710
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$173,079				$173,079
Liabilities assumed		(11,418)				(11,418)

		161,661				161,661
Due to seller and other payments		1,599				1,599

Net cash paid		$163,260				$163,260

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Nine Months Ended September 30, 2001
	Parent	URI	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(7,765)	$289,050	$125,996	$27,593		$434,874
Cash flows from investing activities:
Purchases of rental equipment		(228,579)	(144,259)	(22,189)		(395,027)
Purchases of property and equipment	(4,290)	(12,108)	(22,948)	(2,891)		(42,237)
Proceeds from sales of rental equipment		56,160	41,263	10,258		107,681
Capital contributed to subsidiary	(8,778)				$8,778
Purchases of other companies		(44,301)		(899)		(45,200)
In-process acquisition costs	(2,570)					(2,570)

Net cash used in investing activities	(15,638)	(228,828)	(125,944)	(15,721)	8,778	(377,353)
Cash flows from financing activities:
Proceeds from debt		2,008,644	11			2,008,655
Payments of debt		(2,010,426)	(1,546)	(5,115)		(2,017,087)
Payments of financing costs		(27,835)		(111)		(27,946)
Capital contributions by parent		8,778			(8,778)
Dividend distributions to parent		(39,383)			39,383
Shares repurchased and retired	(24,758)					(24,758)
Proceeds from the exercise of common stock options	8,778					8,778
Proceeds from dividends from subsidiary	39,383				(39,383)

Net cash provided by (used in) financing activities	23,403	(60,222)	(1,535)	(5,226)	(8,778)	(52,358)
Effect of foreign exchange rates				(9,031)		(9,031)

Net decrease in cash and cash equivalents			(1,483)	(2,385)		(3,868)
Cash and cash equivalents at beginning of period			29,733	4,651		34,384

Cash and cash equivalents at end of period			$28,250	$2,266		$30,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,625	$140,837	$11,447	$1,579		$168,488
Cash paid for income taxes, net of refunds		$1,828		$(293)		$1,535
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$11,859		$833		$12,692
Liabilities assumed		(4,573)		(194)		(4,767)
Less amounts paid through issuance of debt		(600)				(600)

		6,686		639		7,325
Due to seller and other payments		37,615		260		37,875

Net cash paid		$44,301		$899		$45,200

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the nine and three months ended September 30, 2002 and 2001 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes included herein and the Consolidated Financial Statements and related Notes included in our 2001 Annual Report on Form 10-K.

General

We are the largest equipment rental company in the world. Our revenues are divided into three categories:

•
Equipment rentals—This category includes our revenues from renting equipment. This category also includes related revenues such as the fees we charge for equipment delivery, fuel, repair of rental equipment and damage waivers.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•
Sales of equipment and merchandise and other revenues—This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of supplies and merchandise, (iii) repair services and the sale of parts for equipment owned by customers and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

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

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of goodwill and other intangible assets. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. As described below, effective January 1, 2002, we no longer amortize goodwill. Our other intangible assets are non-compete agreements.

Change in Accounting Treatment for Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accountants Standards Board (“FASB”). Under this Standard, our goodwill, which we previously amortized over 40 years, is no longer being amortized. Our approximately $17.3 million of other intangible assets, which consist of non-compete agreements, continue to be amortized over their remaining useful lives. Under the new accounting standard, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, determined in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill and to treat this write-off as an expense. We completed our initial impairment analysis in the first quarter of 2002 and recorded a non-cash impairment charge, net of tax benefit, of $288.3 million. This charge is reflected on our consolidated statements of operations as “cumulative effect of change in accounting principle.”

We are currently performing the annual impairment test as required under SFAS No. 142 and estimate that we will record a pre-tax impairment charge in the range of $220 million to $270 million during the fourth quarter of 2002. This non-cash impairment charge will be recorded on the income statement and will reduce our operating income by a corresponding amount. We expect that this charge will be required because some of our branches have decreased in value principally due to (i) continued weakness in non-residential construction spending which, as described below, has negatively affected our earnings and (ii) to a lesser extent, operational weakness at some branches and increased competition for some branches.

Restructuring Plan for 2002

We adopted a restructuring plan during the fourth quarter of 2002. We expect the plan to involve the following principal elements: (i) approximately 35 to 40 underperforming branches will be closed or consolidated with other locations; (ii) approximately three to five administrative offices will be closed or consolidated with other locations; (iii) our workforce will be reduced by approximately 450 to 475 through the termination of branch and administrative personnel; and (iv) other restructuring related items.

We expect to record, in the fourth quarter of 2002, a restructuring charge in the range of $25 million to $28 million for the restructuring plan described above. This charge is comprised primarily of cash outlays most of which will be made in periods subsequent to 2002. The restructuring charge will be recorded on our income statement and will reduce our operating income by a corresponding amount.

Results of Operations

Nine Months Ended September 30, 2002 and 2001

Revenues.    We had total revenues of $2,126.8 million in the first nine months of 2002, representing a decrease of 2.6% from total revenues of $2,182.6 million in the first nine months of 2001. The different components of our revenues are discussed below:

1.    Equipment Rentals.    Our revenues from equipment rentals were $1,613.4 million in the first nine months of 2002, representing a decrease of 3.4% from $1,670.0 million in the first nine months of 2001. These revenues accounted for 75.9% and 76.5% of our total revenues in 2002 and 2001, respectively. The decrease in rental revenues principally reflected the following:

•
Our rental revenues from locations open more than one year, or same store rental revenues, decreased by approximately 3.4%. This decrease reflected a 4.7% decrease in rental rates, which was partially offset by an increase in the volume of rental transactions. The decrease in rental rates principally reflected continued weakness in non-residential construction spending.

•	We also lost revenues because we closed or consolidated a number of underperforming branches during 2001. These lost revenues were offset by additional revenues from start-ups and acquisitions.

2.    Sales of Rental Equipment.    Our revenues from the sale of rental equipment were $133.2 million in the first nine months of 2002, representing a 23.7% increase from $107.7 million in the first nine months of 2001. These revenues accounted for 6.3% of our total revenues in the first nine months of 2002 compared with 4.9% in the first nine months of 2001. The increase in these revenues in 2002 primarily reflected our decision to dispose of certain assets that were being underutilized principally due to the continued weakness in non-residential construction spending.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sales of equipment and merchandise and other revenues” were $380.3 million in the first nine months of 2002, representing a decrease of 6.1% from $404.9 million in the first nine months of 2001. These revenues accounted for 17.9% of our total revenues in the first nine months of 2002 compared with 18.6% of our total revenues in the first nine months of 2001. The decrease in these revenues in the first nine months of 2002 principally reflected a decrease in the volume of transactions.

Gross Profit.    Our gross profit decreased to $678.2 million in the first nine months of 2002 from $793.9 million in the first nine months of 2001. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below from equipment rentals and the sales of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

1.    Equipment Rentals.    Our gross profit margin from equipment rental revenues was 32.7% in the first nine months of 2002 and 38.3% in the first nine months of 2001. The decrease in 2002 principally reflected the decrease in rental rates described above and, to a lesser extent, higher costs related to wages, employee benefits and insurance.

2.    Sales of Rental Equipment.    Our gross profit margin from the sales of rental equipment was 34.5% in the first nine months of 2002 and 40.8% in the first nine months of 2001. The decrease in 2002 primarily reflected continued price weakness in the used equipment market.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 27.6% in the first nine months of 2002 and 27.2% in the first nine months of 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses (“SG&A”) were $315.9 million, or 14.9% of total revenues, during the first nine months of 2002 and $332.7 million, or 15.2% of total revenues, during the first nine months of 2001. The decrease in SG&A in 2002 primarily reflected our ongoing efforts at cutting costs, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities.

Restructuring Charge.    We recorded a restructuring charge of $28.9 million in the second quarter of 2001 related to the adoption of a restructuring plan. For additional information, see Note 4 to our Unaudited Consolidated Financial Statements included elsewhere in this Report.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased to $42.7 million, or 2.0% of total revenues, in the first nine months of 2002 from $80.3 million, or 3.7% of total revenues, in the first nine months of 2001. This decrease was primarily attributable to a new accounting standard (discussed above under “—Change in Accounting Treatment For Goodwill and Other Intangible Assets”) which eliminated the amortization of goodwill effective January 1, 2002.

Operating Income.    Operating income was $319.6 million in the first nine months of 2002 compared to $352.0 million in the first nine months of 2001. The decrease in the first nine months of 2002 was attributable to the declines in revenues and gross profit described above. The adverse effects of these factors were somewhat offset by the following: (i) the new accounting standard which eliminated the amortization of goodwill effective January 1, 2002 as discussed above and (ii) our results in 2001 were depressed by the $28.9 million restructuring charge discussed above.

Interest Expense.    Interest expense decreased to $146.2 million in the first nine months of 2002 from $171.3 million in the first nine months of 2001. This decrease primarily reflected lower interest rates on our variable rate debt and lower debt outstanding due to the repayment of debt during 2001.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $13.9 million in the first nine months of 2002, compared to $14.6 million during the first nine months of 2001. The decrease in 2002 reflects a decrease in the amount of our outstanding trust preferred securities.

Other (Income) Expense.    Other income was $3.5 million in the first nine months of 2002 compared with other expense of $6.5 million in the first nine months of 2001. The other income in 2002 was primarily attributable to the favorable settlement of a lawsuit for net proceeds of $4.0 million. The other expense in 2001 was primarily attributable to a $7.8 million charge related to the refinancing costs of a synthetic lease.

Income Taxes.    Income taxes were $63.5 million, or an effective rate of 39.0%, in the first nine months of 2002 compared to $69.2 million, or an effective rate of 43.3%, in the first nine months of 2001. The decrease in the effective rate in the first nine months of 2002 primarily reflected (i) the elimination for book purposes of non-tax deductible goodwill amortization upon the adoption of SFAS No. 142 as discussed above and (ii) that in 2001 certain costs in the restructuring charge were non-deductible for income tax purposes.

Income Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle.    Income before extraordinary item and cumulative effect of change in accounting principle was $99.5 million in the first nine months of 2002 compared to $90.4 million in the first nine months of 2001. The increase in the first nine months of 2002 principally reflected the following factors discussed above: (i) amortization of goodwill was eliminated in 2002, (ii) 2001 results were depressed by a $28.9 million restructuring charge, (iii) interest expense was lower and other income higher in 2002 and (iv) the effective tax rate was lower in 2002. The positive impact of the foregoing factors was substantially, but not entirely, offset by the decline in gross profit described above.

Cumulative Effect of Change in Accounting Principle.    As described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets,” we recorded an amount of $288.3 million, net of tax, for impairment of goodwill as part of our transitional impairment test upon the adoption of SFAS No. 142.

Three Months Ended September 30, 2002 and 2001

Revenues.    We had total revenues of $783.1 million in the third quarter of 2002, representing a decrease of 1.6% from total revenues of $795.5 million in the third quarter of 2001. The different components of our revenues are discussed below:

1.    Equipment Rentals.    Our revenues from equipment rentals were $615.5 million in the third quarter of 2002, representing a decrease of 1.7% from $626.3 million in the third quarter of 2001. These revenues accounted for 78.6% and 78.7% of our total revenues in 2002 and 2001, respectively. The decrease in rental revenues principally reflected the net effect of the following factors:

•
Our rental revenues from locations open more than one year, or same store rental revenues, decreased by approximately 2.8%. This decrease reflected a 6.1% decrease in rental rates partially offset by an increase in the volume of rental transactions. The decrease in rental rates principally reflected continued weakness in non-residential construction spending.

•	The decrease in same store rental revenues was partially offset by additional revenues from start-ups and acquisitions, which exceeded revenues lost from branches closed or consolidated.

2.    Sales of Rental Equipment.    Our revenues from the sale of rental equipment were $39.4 million in the third quarter of 2002, representing a 11.2% increase from $35.4 million in the third quarter of 2001. These revenues accounted for 5.0% of our total revenues in the third quarter of 2002 compared with 4.5% in the third quarter of 2001. The increase in these revenues in 2002 primarily reflected our decision to dispose of certain assets that were being underutilized principally due to the continued weakness in non-residential construction spending.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sales of equipment and merchandise and other revenues” were $128.2 million in the third quarter of 2002, representing a decrease of 4.1% from $133.8 million in the third quarter of 2001. These revenues accounted for 16.4% of our total revenues in the third quarter of 2002 compared with 16.8% of our total revenues in the third quarter of 2001. The decrease in these revenues in the third quarter of 2002 principally reflected a decrease in the volume of transactions.

Gross Profit.    Our gross profit decreased to $245.7 million in the third quarter of 2002 from $305.2 million in the third quarter of 2001. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below. Information concerning our gross profit margin by source of revenue is set forth below:

1.    Equipment Rentals.    Our gross profit margin from equipment rental revenues was 32.3% in the third quarter of 2002 and 40.7% in the third quarter of 2001. The decrease in 2002 principally reflected the decrease in rental rates described above and, to a lesser extent, higher costs related to wages, employee benefits and insurance.

2.    Sales of Rental Equipment.    Our gross profit margin from the sales of rental equipment was 33.3% in the third quarter of 2002 and 39.7% in the third quarter of 2001. The decrease in 2002 primarily reflected continued price weakness in the used equipment market.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 26.6% in the third quarter of 2002 and 27.3% in the third quarter of 2001.

Selling, General and Administrative Expenses.    SG&A was $110.9 million, or 14.2% of total revenues, during the third quarter of 2002 and $111.0 million, or 13.9% of total revenues, during the third quarter of 2001.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased to $15.0 million, or 1.9% of total revenues, in the third quarter of 2002 from $27.1 million, or 3.4% of total revenues, in the third quarter of 2001. This decrease was primarily attributable to a new accounting standard (discussed above under “—Change in Accounting Treatment For Goodwill and Other Intangible Assets”) which eliminated the amortization of goodwill effective January 1, 2002.

Operating Income.    Operating income was $119.9 million in the third quarter of 2002 compared to $167.2 million in the third quarter of 2001. The decrease in the third quarter of 2002 primarily reflected the decline in revenues and gross profit described above. The negative impact of these declines was partially offset by the elimination of the amortization of goodwill effective January 1, 2002 as discussed above.

Interest Expense.    Interest expense decreased to $48.7 million in the third quarter of 2002 from $56.7 million in the third quarter of 2001. This decrease primarily reflected lower interest rates on our variable rate debt and lower debt outstanding due to our repayments of debt.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $4.6 million in the third quarter of 2002, compared to $4.9 million during the third quarter of 2001. The decrease is due to the decrease in the amount of our outstanding trust preferred securities.

Other (Income) Expense.    Other income was $0.2 million in the third quarter of 2002 compared to $0.4 million in the third quarter of 2001.

Income Taxes.    Income taxes were $26.0 million, or an effective rate of 39.0%, in the third quarter of 2002 compared to $44.0 million, or an effective rate of 41.5%, in the third quarter of 2001. The decrease in the effective rate in the third quarter of 2002 primarily reflected the elimination for book purposes of non-tax deductible goodwill amortization upon the adoption of SFAS No. 142 as discussed above.

Income Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle.    Income before extraordinary item and cumulative effect of change in accounting principle was $40.8 million in the third quarter of 2002 compared to $62.1 million in the third quarter of 2001. The decrease in the third quarter of 2002 principally reflected the decline in gross profit described above. The negative impact of this decline was partially offset by the elimination of the amortization of goodwill effective January 1, 2002 as discussed above and lower interest expense in 2002.

Liquidity and Capital Resources

Certain Balance Sheet Changes

The decreases in goodwill and retained earnings at September 30, 2002 as compared to December 31, 2001 were attributable to the write-off of goodwill as a result of the transitional impairment test required upon the adoption of SFAS No. 142 as described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets.” The increase in debt at September 30, 2002 as compared to December 31, 2001 was primarily attributable to borrowings to fund an acquisition in the second quarter of 2002. The decrease in deferred taxes at September 30, 2002 as compared to December 31, 2001 was attributable primarily to the tax effects of the goodwill write-off and the exercise of stock options during the first nine months of 2002. The increase in additional paid-in capital at September 30, 2002 as compared to December 31, 2001 was attributable primarily to: (i) the issuance of additional shares upon the exercise of stock options and the award of restricted stock, partially offset by common stock repurchased and retired, and (ii) the repurchase of 335,000 shares of our trust preferred securities at a price less than the liquidation preference of such shares.

Sources and Uses of Cash

During the first nine months of 2002, we (i) generated cash from operations of approximately $357.0 million, (ii) generated cash from the sale of rental equipment of approximately $133.2 million, (iii) obtained cash from the exercise of stock options, net of common stock repurchased and retired, of approximately $37.0 million and (iv) obtained cash from borrowings, net of repayments, of approximately $143.6 million. We used cash during this period principally to (i) pay consideration for acquisitions (approximately $163.3 million), (ii) purchase and pay deposits on rental equipment (approximately $469.7 million), (iii) purchase other property and equipment (approximately $32.6 million), (iv) repurchase and retire trust preferred securities (approximately $11.5 million) and (v) pay financing costs (approximately $3.1 million).

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of used equipment and borrowings available under our revolving credit facility. As of November 7, 2002, we had $408.9 million of borrowing capacity available under our $750 million revolving credit facility (reflecting outstanding loans of approximately $250.1 million and outstanding letters of credit in the amount of approximately $91.0 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases and (iv) debt service. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above.

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for our existing operations will be approximately $25 million for the fourth quarter of 2002 and in the range of $330 million to $360 million for all of 2003. These projected expenditures for 2003 are comprised of approximately (i) $290 million to $310 million of expenditures to replace rental equipment sold and (ii) $40 million to $50 million of expenditures for the purchase of non-rental equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

We intend to increase the weighted average age of our rental fleet, which is currently 33 months, to about 42 months in 2003, and eventually to 45 months. This plan reflects our belief that the optimum age of our fleet is higher than where it is today. In determining the optimum age of our fleet, we have taken into account a number of factors, including the relationship between age and reliability and maintenance costs and the capital expenditures required to maintain the fleet at a particular age.

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

Based on the scheduled maturities of our current indebtedness, we are required to make principal payments of approximately $243.6 million over the next 12 months. These principal payments are comprised primarily of amounts outstanding under the receivables securitization facility. As described below, the annual renewal of the facility requires the lender’s consent. If we do not obtain this consent, then the facility will terminate in June 2003 and we will repay the borrowings thereunder. We may also, at our option, make additional principal payments.

Information Concerning Operating Leases

From time to time we have entered into operating leases pursuant to which we lease, as lessee, equipment. Certain of these leases were entered into as part of sale and lease-back transactions. In the first nine months of 2002, we were the seller-lessee in sale-leaseback transactions with unrelated third parties in which we sold equipment for aggregate proceeds of $3.4 million and agreed to lease back the equipment for a minor period of up to eight months. The related gains recognized from these transactions were approximately $1.5 million.

Information Concerning Receivables Securitization

We have an accounts receivable securitization facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. The borrowings under the facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on our consolidated balance sheets. Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lender’s only source of repayment;

•
prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings; and

•	after expiration or early termination of the facility, we will repay the borrowings.

As of September 30, 2002, (i) the outstanding borrowings under the facility were approximately $230.0 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $375.9 million. The agreement governing this facility, which was amended in June 2001, contemplates that the term of the facility may extend for up to three years from the date of the amended facility. However, on each anniversary of such date, the consent of the lenders is required for the facility to renew for the next year. The next anniversary date is in June 2003. The lenders may, at their option, terminate the facility in the event that our long-term senior secured debt securities are at any time rated “B+” or below by Standard & Poor’s Ratings Services or “B1” or below by Moody’s Investor Service.

Information Concerning Trust Preferred Securities

In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6 1/2% Convertible Quarterly Income Preferred Securities for aggregate consideration of $300 million. During 2002, we repurchased 335,000 of these shares (having an aggregate liquidation preference of approximately $16.8 million) for aggregate consideration of approximately $11.5 million. The liquidation preference amounts in excess of the amounts paid for the repurchase of these shares were recognized as increases in additional paid-in capital. Our results of operations do not reflect any gain or loss from these transactions.

Information Concerning Certain Restricted Stock Awards

We have granted to employees other than executive officers and directors approximately 800,000 shares of restricted stock that contain the following provisions. The shares vest in 2004 or 2005 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. The grants provide that we will pay to employees who vest in their restricted stock, and who sell their restricted stock within five trading days after vesting, a maximum aggregate amount for all these employees of approximately $300,000 for each dollar by which the per share proceeds of these sales are less than $27.26 but more than $15.17, and a maximum aggregate amount for all these employees of approximately $800,000 for each dollar by which the per share proceeds of these sales are less than $15.17.

Relationship Between Holdings and URI

United Rentals, Inc. (“Holdings”) is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI’s payments to Holdings are reflected on URI’s financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on certain trust preferred securities that were issued by a subsidiary trust of Holdings in August 1998.

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

Impact of Recently Issued Accounting Standards

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” Under this Standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests on a reporting unit level. Other intangible assets are being amortized over their estimated useful lives. For additional information, see “—Change in Accounting Treatment For Goodwill and Other Intangible Assets.”

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Standard addresses financial accounting and reporting for the impairment or disposal of Long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This Standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Upon the adoption of this Standard, effective for fiscal years beginning after May 15, 2002, we will be required to reclassify a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Standard is effective for exit or disposal activities initiated after December 31, 2002.

Factors that May Influence Future Results and Results Anticipated by Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our equipment is principally used in connection with construction and industrial activities. Consequently, decreases in construction or industrial activity due to a recession or other reasons may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our revenues and operating results. For example, the slow-down in the economy has caused construction activity to significantly decrease in 2002 compared to 2001 and, as a result, our revenues, pricing and operating income were all down in the first nine months of 2002 compared to the same period in 2001.

We have identified below certain factors that may cause a further downturn in construction and industrial activity, either temporarily or long-term:

•	a continuation or a worsening of the current recessionary environment;

•	an increase in interest rates; or

•	adverse weather conditions which may temporarily affect a particular region.

In addition, demand for our equipment may not reach projected levels in the event that funding for highway and other construction projects under government programs, such as the Transportation Equity Act for the 21st Century (“TEA-21”), does not reach expected levels. This could occur for, among other reasons, reductions in government spending due to fiscal or other constraints. Additionally, due to shortfalls in tax revenues, many states have delayed or reduced the amount of funding for infrastructure projects.

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in demand for our equipment or the prices thereof due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•
if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; and

•
the possible need, from time to time, to take other write-offs or special charges due to a variety of occurrences, such as the adoption of new accounting standards, impairment of goodwill, store consolidations or closings or the refinancing of existing indebtedness.

Substantial Indebtedness

At September 30, 2002, our total indebtedness was approximately $2,607.3 million. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes;

•	constrain our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; or

•	make it difficult for us to cope with a downturn in our business or a decrease in our cash flow.

Furthermore, if we are unable to service our indebtedness and fund our business, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	limiting our growth;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.

We cannot be sure that any of these strategies could be effected on favorable terms or at all.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At September 30, 2002, we had $1,171.2 million of variable rate indebtedness.

Need to Satisfy Financial and Other Covenants in Debt Agreements

Under the agreements governing our credit facility and our term loan, we are required to, among other things, satisfy certain financial tests relating to: (a) minimum interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior debt to tangible assets and (d) the ratio of senior debt to cash flow. If we are unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require us to repay the outstanding borrowings under the credit facility and our term loan. In such event, unless we are able to refinance the indebtedness coming due and replace the revolving credit facility, we would likely not have sufficient liquidity for our business needs and be forced to adopt an alternative strategy as described above. We cannot be sure that any alternative strategy could be effected on favorable terms or at all.

We are also subject to various other covenants under the agreements governing our credit facility, term loan and other indebtedness. These covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our business by significantly limiting our operating and financial flexibility.

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

Certain Risks Relating to Acquisitions

We have grown in part through acquisitions and may continue to do so. The making of acquisitions entails certain risks, including:

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations;

•	difficulty in assimilating the operations and personnel of the acquired company with our existing operations;

•	loss of key employees of the acquired company; and

•	difficulty in maintaining uniform standards, controls, procedures and policies.

We cannot guarantee that we will realize the expected benefits from our acquisitions or that our existing operations will not be harmed as a result of acquisitions.

Substantial Goodwill

At September 30, 2002, we had on our balance sheet net goodwill in the amount of $1,956.4 million, which represented approximately 38.3% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair market value of the net assets of those businesses. We are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, determined in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill and to treat this write-off as an expense. We are currently in the process of reviewing our goodwill for impairment and estimate that we will be required to write off $220 million to $270 million of goodwill during the fourth quarter of 2002. For additional information, see “—Change in Accounting Treatment for Goodwill and Other Intangible Assets.”

Dependence on Management

Our success is highly dependent on the experience and skills of our senior management team. If we lose the services of any member of this team and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy. We do not maintain “key man” life insurance on the lives of members of senior management.

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

Liability and Insurance

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

•	our coverage is subject to a deductible of $1.0 million and limited to a maximum of $98.0 million per occurrence;

•	we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage); and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

If we are found liable for any significant claims that are not covered by insurance, our operating results could be adversely affected. We cannot be certain that insurance will continue to be available to us on economically reasonable terms, if at all.

Environmental and Safety Regulations

Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Under these laws, we may be liable for, among other things, (1) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (2) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above-ground storage tanks located at certain of our locations.

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

Labor Matters

We have approximately 1,100 employees that are represented by unions and are covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). This evaluation took place as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

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

3(g)
Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001).

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

10(a)
Second Amendment, dated as of September 30, 2002, to the Amended and Restated Credit Agreement dated as of April 20, 2001, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, the lenders party thereto, JPMorgan Chase Bank, as U.S. administrative agent, and J.P. Morgan Bank Canada, as Canadian administrative agent (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 8-K filed on October 1, 2002).

Exhibit Number		Description of Exhibit

10(b)	*
Amended and Restated Receivables Purchase Agreement dated as of June 26, 2001 among United Rentals, Inc., as collection agent, United Rentals Receivables LLC II, various financial institutions and Credit Lyonnais New York Branch, as agent.

10(c)	*
Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated as of June 21, 2002 among United Rentals, Inc., as collection agent, United Rentals Receivables LLC II, various financial institutions and Credit Lyonnais New York Branch, as agent.

10(d)	*
Amendment No. 2 and Waiver to Amended and Restated Receivables Purchase Agreement dated as of October 29, 2002 among United Rentals, Inc., as collection agent, United Rentals Receivables LLC II, various financial institutions and Credit Lyonnais New York Branch, as agent.

10(e)	*
Purchase and Contribution Agreement dated as of December 21, 2000 among United Rentals (North America), Inc., various subsidiaries of United Rentals (North America), Inc., United Rentals Receivables LLC I and United Rentals, Inc., as collection agent.

10(f)	*
Amendment 1 to Purchase and Contribution Agreement dated as of January 9, 2001 among United Rentals (North America), Inc., various subsidiaries of United Rentals (North America), Inc., United Rentals Receivables LLC I and United Rentals, Inc., as collection agent.

10(g)	*
Amendment 2 to Purchase and Contribution Agreement dated as of June 26, 2001 among United Rentals (North America), Inc., various subsidiaries of United Rentals (North America), Inc., United Rentals Receivables LLC I and United Rentals, Inc., as collection agent.

10(h)	*	Purchase and Contribution Agreement dated as of December 21, 2000 among United Rentals Receivables LLC I, United Rentals Receivables LLC II and United Rentals, Inc., as collection agent.

10(i)	*	Amendment 1 to Purchase and Contribution Agreement dated as of January 9, 2001 among United Rentals Receivables LLC I, United Rentals Receivables LLC II and United Rentals, Inc., as collection agent.

10(j)	*	Amendment 2 to Purchase and Contribution Agreement dated as of June 26, 2001 among United Rentals Receivables LLC I, United Rentals Receivables LLC II and United Rentals, Inc., as collection agent.

10(k)	*	Parent Undertaking Agreement dated as of December 21, 2000 between United Rentals, Inc. and Credit Lyonnais New York Branch, as agent.

99(a)	*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

1.	Form 8-K filed on July 1, 2002 (earliest event reported July 1, 2002); Item 9 was reported.

2.	Form 8-K filed on August 14, 2002 (earliest event reported August 14, 2002); Item 9 was reported.

3.	Form 8-K filed on October 1, 2002 (earliest event reported September 30, 2002); Item 5 was reported.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2002	UNITED RENTALS, INC.

	By:	/s/ MICHAEL J. NOLAN
Michael J. Nolan Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2002	UNITED RENTALS, INC.

	By:	/s/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

Dated: November 14, 2002	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/s/ MICHAEL J. NOLAN
Michael J. Nolan Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2002	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/s/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Bradley S. Jacobs, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of United Rentals, Inc. and United Rentals (North America), Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.    The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ boards of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6.    The registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/S/ BRADLEY S. JACOBS
Bradley S. Jacobs
Chief Executive Officer

CERTIFICATIONS

I, Michael J. Nolan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of United Rentals, Inc. and United Rentals (North America), Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.    The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ boards of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6.    The registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/S/ MICHAEL J. NOLAN
Michael J. Nolan
Chief Financial Officer