Form 10-K
period 2003-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2004-03-15
CIK 1067701, 1047166

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-14387

United Rentals, Inc.

Commission File Number 1-13663

United Rentals (North America), Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware Delaware	06-1522496 06-1493538
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06830
(Address of Principal Executive Offices)	(Zip code)

Registrants’ telephone number, including area code: (203) 622-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value, of United Rentals, Inc.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes     ☐ No

        As of June 30, 2003, there were 76,942,735 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of such common stock held by non-affiliates of the registrant at June 30, 2003 was approximately $1,068.7 million. Such aggregate market value was calculated by using the closing price of such common stock as of such date on the New York Stock Exchange of $13.89.

As of March 9, 2004, there were 77,349,461 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

Documents incorporated by reference: Certain sections of the Proxy Statement of United Rentals, Inc. to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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

FORM 10-K REPORT INDEX

Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 7—“Management’s Discussion and Analysis of Financial Condition and Result of Operations—Factors that May Influence Future Results and Accuracy of Forward-Looking Statements.” We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

We file reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

We make available on our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as soon as practicable after we electronically file such reports with the SEC. Our website address is www.unitedrentals.com. The information contained in our website is not incorporated by reference in this Report.

PART I

Unless otherwise indicated, the information under Items 1 and 2 is as of March 1, 2004.

Item 1.	Business

General

United Rentals is the largest equipment rental company in North America. We offer for rent over 600 types of equipment—everything from heavy machines to hand tools—through our network of more than 730 rental locations in the United States, Canada and Mexico. Our customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2003, we added 200,000 new customers, increasing our total customer base to 1.9 million, and generated revenues of approximately $2.9 billion.

Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.5 billion. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	General tools and light equipment, such as power washers, water pumps, heaters and hand tools;

•	Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems; and

•	Trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment.

In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment and sell related merchandise and contractor supplies, parts and service.

Industry Overview

Based on industry sources, we estimate that the U.S. equipment rental industry has grown from approximately $6.6 billion in annual rental revenues in 1990 to about $23.5 billion in 2003. This represents a compound annual growth rate of approximately 10.3%, although in the past two years industry rental revenues decreased by about $1.3 billion. The recent downturn in industry revenues is a reflection of the significant slowdown in private non-residential construction activity. This activity declined 5.2% in 2003 and 13.2% in 2002 according to Department of Commerce data. Our industry is particularly sensitive to changes in non-residential construction activity because to date the principal end market for rental equipment has been non-residential construction. When non-residential construction activity eventually rebounds, we would expect to see our industry resume its long-term growth trend.

We believe that long-term industry growth, in addition to reflecting general economic expansion, is driven by an end-user market that increasingly recognizes the many advantages of renting equipment rather than owning. Customers recognize that by renting they can:

•	avoid the large capital investment required for many equipment purchases;

•	access a broad selection of equipment and select the equipment best suited for each particular job;

•	reduce storage and maintenance costs; and

•	access the latest technology without investing in new equipment.

While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other operations requiring the periodic use of equipment. We believe that over the long term, increasing rentals by the industrial sector could become a more significant factor in driving our industry’s growth.

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

Operating Efficiencies. We benefit from the following operating efficiencies:

Equipment Sharing Among Branches. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In 2003, the sharing of equipment among branches accounted for approximately 11.5%, or $250 million, of our total rental revenue.

Ability to Transfer Equipment Among Branches. The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas.

Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our more than 730 branches, such as payroll, accounts payable, benefits and risk management, information technology and credit and collection.

State-of-the-Art Information Technology Systems. We have state-of-the-art information technology systems that facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share equipment among branches. We have an in-house team of information technology specialists that supports our systems.

Strong Brand Recognition. We have strong brand recognition, which helps us to attract new customers and build customer loyalty.

Geographic and Customer Diversity. We have more than 730 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. In 2003, we served more than 1.9 million customers and our top ten customers accounted for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve more than 1,700 National Account customers. As the number of our National Account customers has grown, our revenues from these customers have increased to $470 million in 2003 from $245 million in 2000.

Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by a district manager from one of our 55 districts and a vice president from one of our nine regions. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them—within budgetary guidelines—to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and certain other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage fleet efficiently.

Employee Training Programs. We have ongoing programs for training our employees in sales and service skills and on methods for maximizing the value of each transaction. In 2003, our employees enhanced their skills through 166,000 total hours of internal training.

Risk Management and Safety Programs. We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

Products and Services

Our principal products and services are described below. For financial information concerning our foreign and domestic operations, see note 17 of our notes to consolidated financial statements included elsewhere in this Report.

Equipment Rental. We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; traffic control equipment; trench safety equipment; and general tools and light equipment.

Our fleet of rental equipment is the largest in the world and includes over 500,000 units having an original purchase price of approximately $3.5 billion. We estimate that each of the following categories accounted for 10% or more of our equipment rental revenues in 2003: (i) aerial lift equipment (approximately 27%), (ii) earth moving equipment (approximately 12%) and (iii) forklifts (approximately 10%). We believe that our fleet is one of the newest and best maintained in the industry. The weighted average age of our fleet is approximately 40 months.

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

We principally sell used equipment through our national sales force, which can access many resale markets across North America. We also sell used equipment through our website (www.unitedrentals.com), which includes an online database of used equipment available for sale.

New Equipment Sales. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie and JLG (aerial lifts); Multiquip, Wacker, Bomag, and Honda USA (compaction equipment, generators, and pumps); Sullair (compressors); Skytrak and Lull (rough terrain reach forklifts); Thomas and Takeuchi (skid-steer loaders and mini-excavators); and Terex (off-road dump trucks and telehandlers). The type of new equipment that we sell varies by location.

Related Merchandise and Contractor Supplies, Parts and Other Services. At most of our branches, we sell a variety of supplies and merchandise such as saw blades, fasteners, drill bits, hard hats, gloves and other safety equipment. We also offer repair and maintenance services and sell parts for equipment that is owned by our customers.

In 2002, we launched an initiative to increase merchandise and contractor supplies sales across our network by building on the best practices of our strongest retail locations. As part of this continuing initiative, we are (1) upgrading merchandise displays, (2) adding merchandise sales representatives, and (3) offering the merchandise to our customers through our sales force and catalogues. In 2003, we experienced growth in merchandise sales of approximately 15%. Our goal is to grow our merchandise sales by 20% to 30% per year over the next five years.

Our Rentalman™ Software. We have a subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations. The RentalmanTM software package developed by this subsidiary is used by many of the largest equipment rental companies.

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. Our largest customer accounted for less than 1% of our revenues in 2003 and our top 10 customers accounted for less than 3% of our revenues in 2003.

Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy. Our customers include:

•	construction companies that use equipment for building and renovating commercial buildings, warehouses, industrial and manufacturing plants, office parks, airports, residential developments and other facilities;

•	industrial companies—such as manufacturers, chemical companies, paper mills, railroads, ship builders and utilities—that use equipment for plant maintenance, upgrades, expansion and construction;

•	municipalities that require equipment for a variety of purposes, such as traffic control and highway construction and maintenance; and

•	homeowners and other individuals that use equipment for projects that range from simple repairs to major renovations.

Sales and Marketing

We market our products and services through multiple channels as described below.

Sales Force. We have 2,443 salespeople, including 1,143 store-based sales coordinators and 1,300 field-based salespeople. Our sales force calls on existing and potential customers and assists our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on methods for maximizing the value of each transaction.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. The National Account team closely coordinates its efforts with the local sales force in each area. Our National Account team currently includes 35 sales professionals.

E-Rental Store™. Our customers can rent or buy equipment online 24 hours a day, seven days a week, at our E-Rental Store®, which is part of our website. Our customers can also use our URdata® application to access up-to-the-minute reports on their business activity with us.

Advertising. We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.

Suppliers

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 19% of our 2003 purchases of equipment for rental or resale, and that our top 10 largest suppliers accounted for approximately 64% of such purchases. We believe that we have alternative sources of supply for each of our material equipment categories.

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

These systems:

•	allow management to obtain a wide range of operating and financial data;

•

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

•	permit customers to access their accounts online.

Our information technology systems and our website are supported by our in-house group of information technology specialists. This group trains our branch personnel; upgrades and customizes our systems; provides hardware and technology support; operates a support desk to assist branch personnel in the day-to-day use of the systems; extends the systems to newly acquired locations; and manages our website.

We have a back-up facility designed to enable business continuity in the event that our main computer facility becomes inoperative. This backup facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.

Competition

The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe that, in general, large companies enjoy significant competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand. For additional information, see “—Competitive Advantages.”

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

Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our operating results could be adversely affected depending on the magnitude of the cost.

Employees

We have 12,516 employees. Of these employees, 3,723 are salaried personnel and 8,793 are hourly personnel. Collective bargaining agreements relating to 84 separate locations cover 1,189 of our employees. We consider our relationship with our employees to be satisfactory.

Item 2.	Properties

We currently operate 735 locations. Of these locations, 651 are in the United States, 83 are in Canada and one is in Mexico. The number of locations in each state or province is shown below.

United States

•Alabama (14)	•Louisiana (8)	•Oklahoma (2)
•Alaska (6)	•Maine (2)	•Oregon (27)
•Arizona (20)	•Maryland (18)	•Pennsylvania (14)
•Arkansas (3)	•Massachusetts (13)	•Rhode Island (3)
•California (99)	•Michigan (8)	•South Carolina (8)
•Colorado (15)	•Minnesota (14)	•South Dakota (6)
•Connecticut (13)	•Mississippi (3)	•Tennessee (9)
•Delaware (5)	•Missouri (9)	•Texas (56)
•Florida (35)	•Montana (2)	•Utah (9)
•Georgia (21)	•Nebraska (5)	•Virginia (12)
•Idaho (2)	•Nevada (11)	•Washington (35)
•Illinois (15)	•New Hampshire (2)	•Wisconsin (6)
•Indiana (16)	•New Jersey (11)	•Wyoming (2)
•Iowa (13)	•New Mexico (4)
•Kansas (7)	•New York (19)
•Kentucky (8)	•North Carolina (17)
•North Dakota (8)
•Ohio (16)

Canada	Mexico
•Alberta (9)	•Nuevo Leon (1)
•British Columbia (20)
•Manitoba (2)
•Newfoundland (9)
•Ontario (32)
•Quebec (9)
•Saskatchewan (2)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies.

We own 110 of our rental locations and lease the other locations. We also lease premises for other purposes such as district and regional offices and service centers. Our leases provide for varying terms and include 42 leases that are on a month-to-month basis and 30 leases that provide for a remaining term of less than one year and do not provide a renewal option. We are currently negotiating renewals for most of the leases that provide for a remaining term of less than one year.

We maintain a fleet of approximately 8,900 vehicles. These vehicles are used for delivery, maintenance and sales functions. We own a portion of this fleet and lease a portion.

Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 40,000 square feet under a lease that extends until 2013.

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

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matter was submitted to a vote of our security holders.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “URI.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the New York Stock Exchange.

	High	Low
2003:
First Quarter	$12.38	$8.29
Second Quarter	14.55	9.37
Third Quarter	18.58	13.51
Fourth Quarter	19.85	15.67
2002:
First Quarter	$30.83	$19.30
Second Quarter	28.87	20.80
Third Quarter	19.40	8.40
Fourth Quarter	10.86	5.88

As of March 1, 2004, there were approximately 541 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names.”

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

Sales of Certain Unregistered Securities During the Fourth Quarter of 2003

During the fourth quarter of 2003, we issued an aggregate of $143,750,000 aggregate principal amount of our 1 7/8% Convertible Senior Subordinated Notes due October 15, 2023. Of these notes, $125,000,000 principal amount were issued on October 31, 2003 and $18,750,000 were issued on December 2, 2003. These notes were issued by United Rentals (North America), Inc., a wholly owned subsidiary of United Rentals, Inc., and guaranteed by United Rentals, Inc. We received aggregate net proceeds from the sale of these notes of approximately $140.2 million after deducting the initial purchasers’ discount and estimated offering expenses.

These notes were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by Rule 144A under such Act. The initial purchasers of these notes were Goldman, Sachs & Co. and Banc of America Securities LLC.

These notes, at the option of the holder, may be converted into our common stock if (i) the price of our common stock reaches specified thresholds, (ii) the notes are called for redemption, (iii) specified corporate transactions occur or (iv) the trading price of the notes fall below certain thresholds. The conversion rate is 38.9520 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $25.67 per share. The foregoing is a general description of the conversion terms. For additional information, see the indenture governing these notes, which is filed as an exhibit to this Report.

Item 6.	Selected Financial Data

You should read the following data together with our Consolidated Financial Statements and related Notes included elsewhere in this Report and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We completed a number of acquisitions during the periods presented below. We accounted for these acquisitions as purchases. This means that the results of operations of the acquired company are included in our financial statements only from the date of acquisition. We believe that our results for the periods presented below are not directly comparable because of the impact of the acquisitions accounted for as purchases. For additional information, see note 3 of our notes to consolidated financial statements included elsewhere in this Report.

	Year Ended December 31
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Income statement data:
Total revenues	$2,233,628	$2,918,861	$2,886,605	$2,820,989	$2,867,236
Total cost of revenues	1,408,710	1,830,291	1,847,135	1,934,712	2,019,268

Gross profit	824,918	1,088,570	1,039,470	886,277	847,968
Selling, general and administrative expenses	352,595	454,330	441,751	438,918	451,347
Goodwill impairment				247,913	296,873
Restructuring charge			28,922	28,262
Non-rental depreciation and amortization	62,867	86,301	106,763	59,301	69,300

Operating income	409,456	547,939	462,034	111,883	30,448
Interest expense	139,828	228,779	221,563	195,961	209,328
Preferred dividends of a subsidiary trust	19,500	19,500	19,500	18,206	14,590
Other (income) expense, net	8,321	(1,836)	24,497	(900)	133,051

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	241,807	301,496	196,474	(101,384)	(326,521)
Provision (benefit) for income taxes	99,141	125,121	85,218	8,102	(67,940)

Income (loss) before cumulative effect of change in accounting principle	142,666	176,375	111,256	(109,486)	(258,581)
Cumulative effect of change in accounting principle, net(1)				(288,339)

Net income (loss)(2)	$142,666	$176,375	$111,256	$(397,825)	$(258,581)

Basic earnings (loss) available to common stockholders before cumulative effect of change in accounting principle per share(2)	$2.00	$2.48	$1.54	$(0.98)	$(3.35)
Diluted earnings (loss) available to common stockholders before cumulative effect of change in accounting principle per share(2)	$1.53	$1.89	$1.18	$(0.98)	$(3.35)
Basic earnings (loss) available to common stockholders per share(2)	$2.00	$2.48	$1.54	$(4.78)	$(3.35)
Diluted earnings (loss) available to common stockholders per share(2)	$1.53	$1.89	$1.18	$(4.78)	$(3.35)
Other financial data:
Depreciation and amortization	$343,508	$414,432	$427,726	$384,849	$401,910
Dividends on common stock	—	—	—	—	—
Balance sheet data:
Cash and cash equivalents	$23,811	$34,384	$27,326	$19,231	$79,449
Rental equipment, net	1,659,733	1,732,835	1,747,182	1,845,675	2,071,492
Goodwill, net(3)	1,853,279	2,215,532	2,199,774	1,705,191	1,437,809
Total assets	4,497,738	5,123,933	5,061,516	4,690,557	4,722,141
Debt	2,266,148	2,675,367	2,459,522	2,512,798	2,817,088
Subordinated convertible debentures(4)					221,550
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust(4)	300,000	300,000	300,000	226,550
Series A and B preferred stock(5)	430,800	430,800
Stockholders’ equity	966,686	1,115,143	1,625,510	1,331,505	1,140,875

(1)	The cumulative effect of change in accounting principle in 2002 resulted from a goodwill impairment charge recognized upon the adoption of a new accounting standard. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Other Intangible Assets” and note 4 to our notes to consolidated financial statements included elsewhere in this Report.
(2)	Our earnings during 1999 were impacted by $18.2 million ($10.8 million net of tax or $0.12 per diluted share) of expenses incurred related to a terminated tender offer. Our earnings during 2001 were impacted by a restructuring charge of $28.9 million ($19.2 million net of tax or $0.20 per diluted share) and a $25.9 million ($16.5 million net of tax or $0.18 per diluted share) charge, recorded in other expense, relating to refinancing costs. Our earnings during 2002 were impacted by a restructuring charge of $28.3 million ($17.3 million net of tax or $0.23 per share), a $247.9 million goodwill impairment charge ($198.8 million net of tax or $2.62 per share), a $1.6 million charge ($0.9 million net of tax or $0.01 per share) recorded in other expense relating to refinancing costs, and a cumulative effect of change in accounting principle (net of tax) of $288.3 million ($3.80 per share). Our earnings during 2003 were impacted by a $296.9 million goodwill impairment charge ($238.9 million net of tax or $3.10 per share), a $95.1 million charge ($57.7 million net of tax or $0.75 per share) recorded in other expense relating to the buy-out of equipment leases, a $28.9 million charge ($17.1 million net of tax or $0.22 per share) recorded in other expense relating to refinancing costs, a $11.1 million charge ($6.6 million net of tax or $0.09 per share) recorded in other expense relating to the write-off of certain notes receivable and a $11.7 million charge ($10.2 million net of tax or $0.13 per share) for the vesting of restricted shares granted to executives in 2001.
(3)	Goodwill is defined as the excess of cost over the fair value of identifiable net assets of businesses acquired. Until January 1, 2002, we amortized our goodwill on a straight-line basis over forty years. Beginning January 1, 2002, in accordance with the adoption of a new accounting standard, we no longer amortize goodwill. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Other Intangible Assets” and note 4 to our notes to consolidated financial statements included elsewhere in this Report.
(4)	A subsidiary trust issued trust preferred securities in 1998 and we recorded such preferred securities as a separate category on our balance sheet. In 2003, the FASB issued FIN 46 and upon adoption of this standard as of December 31, 2003, we deconsolidated the trust. Upon deconsolidation, the trust preferred securities were removed from our consolidated balance sheets at December 31, 2003 and the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003. See “—Impact of Recently Issued Accounting Standards” and note 11 to our notes to consolidated financial statements included elsewhere in this Report.
(5)	We issued series A and B perpetual convertible preferred stock in 1999 and included such preferred stock in stockholders’ equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders’ equity. Under this guidance, the series A and B preferred would not be included in stockholders’ equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, we entered into an agreement effecting the exchange of new series C and D perpetual convertible preferred stock for the series A and B preferred. The series C and D preferred is not subject to mandatory redemption on a hostile change of control, and is included in stockholders’ equity under the recent SEC guidance. The effect of the foregoing is that our perpetual convertible preferred stock is included in stockholders’ equity as of September 28, 2001 and thereafter, but is outside of stockholders’ equity for earlier dates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are the largest equipment rental company in North America. Our revenues are divided into three categories:

•	Equipment rentals—This category includes our revenues from renting equipment. This category also includes related revenues such as the fees we charge for equipment delivery, fuel, repair of rental equipment and damage waivers.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•	Sales of equipment and merchandise and other revenues—This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of contractor supplies and merchandise, (iii) repair services and the sale of parts for equipment owned by customers, and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

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

We record rental equipment expenditures at cost and depreciate equipment using the straight-line method over the estimated useful life (which ranges from two to ten years), after giving effect to an estimated salvage value of 0% to 10% of cost.

Selling, general and administrative expenses primarily include sales force compensation, bad debt expense, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of other intangible assets. Our other intangible assets consist of non-compete agreements. As described below, effective January 1, 2002, we no longer amortize goodwill.

We completed acquisitions in each of 2001, 2002 and 2003. See note 3 to our notes to consolidated financial statements included elsewhere in this Report. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not directly comparable.

Goodwill and Other Intangible Assets

Prior to January 1, 2002, we amortized our goodwill over a 40-year period in accordance with accounting standards then in effect. Our goodwill amortization in 2001 amounted to approximately $58.4 million.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accountants Standards Board (“FASB”). Under this standard, we no longer amortize our goodwill over a fixed period. Instead, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an operating expense.

This new standard only impacts our goodwill. We continue to amortize our other intangible assets over their estimated useful lives. As of December 31, 2003, we had other net intangible assets of approximately $3.2 million.

We completed our initial impairment analysis in the first quarter of 2002 and recorded a non-cash charge of approximately $348.9 million ($288.3 million, net of tax). The charge associated with the initial impairment analysis is reflected on our statement of operations as a “Cumulative Effect of Change in Accounting Principle.” We completed subsequent impairment analyses in the fourth quarter of 2002 and fourth quarter of 2003 and recorded additional non-cash impairment charges. The additional charge in the fourth quarter of 2002 was approximately $247.9 million ($198.8 million, net of tax), and the additional charge in the fourth quarter of 2003 was approximately $296.9 million ($238.9 million, net of tax). These charges are reflected on our statement of operations as “goodwill impairment.”

The number of branches at which there was some impairment in 2003 represented approximately 25% of our total branches. However, a substantial part of the total impairment charge in 2003 (approximately 85%) reflected impairment at approximately 11% of our total branches.

We will be required to review our goodwill for further impairment at least annually. We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment as of the annual testing date or at any other date when an indicator of impairment may exist and even if there is no impairment for all our branches on an aggregate basis. In addition, we assess impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a branch indicates impairment, a goodwill write-off is required even when we believe that branch’s future performance will be significantly better. The fact that we test for impairment on a branch-by-branch basis and use only historical financial data in assessing impairment increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future, although we cannot quantify at this time the magnitude of any future write-offs. Future goodwill write-offs, if required, may have a material adverse effect on our results.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. A summary of our significant accounting policies is contained in note 2 to our notes to consolidated financial statements included elsewhere in this Report. In applying many accounting principles, we need to make assumptions, estimates and/or judgments. These assumptions, estimates and judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and judgments have the potential to materially alter our results of operations. We have identified below those of our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and judgments.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect. We make such estimate based upon a combination of an analysis of our accounts receivable on a specific accounts basis and historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value of 0% to 10% of cost. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we will realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Impairment of Goodwill. As described above, we must periodically determine whether the fair value of our goodwill is at least equal to the recorded value shown on our balance sheet. See “—Goodwill and Other Intangible Assets.” We must make estimates and assumptions in evaluating the fair value of goodwill. We may be required to change these estimates and assumptions based on changes in economic conditions, changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to record additional impairment charges for goodwill.

Impairment of Long-Lived Assets. We review the valuation of our long-lived assets on an ongoing basis and assess the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, then the carrying value is reduced to its estimated fair value. The determination of recoverability is based upon a nondiscounted cash flow analysis over the asset’s remaining useful life. We must make estimates and assumptions when applying the nondiscounted cash flow analysis. These estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to recognize write-downs on our long-lived assets.

Deferred Income Taxes. We have not provided a valuation allowance related to our deferred tax assets because we believe such assets will be recovered during the carryforward period. If sufficient evidence becomes apparent that it is more likely than not that our deferred tax assets will not be utilized, we may be required to record a valuation allowance for such assets resulting in additional income tax expense.

Reserves for Claims. We are exposed to various claims relating to our business. These may include claims relating to (i) personal injury or death caused by equipment rented or sold by us, (ii) motor vehicle accidents involving our delivery and service personnel and (iii) employment related claims. We establish reserves for reported claims that are asserted against us and for claims that we believe have been incurred but not reported. These reserves reflect our estimate of the amounts that we will be required to pay in connection with these claims net of expected insurance recoveries. Our estimate of reserves is based upon our judgment as to the probability of losses and our historical payment experience related to claims settlements. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserves.

Restructuring. During 2002 and 2001, we recorded reserves in connection with the restructuring plans described below. These reserves include estimates pertaining to workforce reduction costs and costs of vacating facilities and related settlements of contractual obligations. Although we do not anticipate significant changes, the actual costs may differ from these estimates and we may be required to record additional expense not previously recorded.

Restructuring Plans in 2001 and 2002

We adopted a restructuring plan in April 2001 and a second restructuring plan in October 2002 as described below. These plans were adopted in response to adverse changes in economic conditions and in branch performance in certain of our markets. In connection with these plans, we recorded a restructuring charge of $28.9 million in 2001 (including a non-cash component of approximately $10.9 million) and $28.3 million in the fourth quarter of 2002 (including a non-cash component of approximately $2.5 million).

The 2001 plan involved the following principal elements: (i) 31 underperforming branches and five administrative offices were closed or consolidated with other locations, (ii) the reduction of our workforce by 489 through the termination of branch and administrative personnel, and (iii) certain information technology hardware and software was no longer used.

The 2002 plan involved the following principal elements: (i) 40 underperforming branches and five administrative offices were closed or consolidated with other locations, (ii) the reduction of our workforce by 412 through the termination of branch and administrative personnel, and (iii) a certain information technology project was abandoned.

The aggregate annual revenues from the 40 branches that were eliminated as part of the 2002 restructuring amounted to approximately $80 million. The portion of these revenues that we were able to retain was significantly less than we had originally anticipated primarily because continued weakness in our end markets limited the amount of equipment from the closed branches that we were able to redeploy to other branches.

The table below provides certain information concerning our restructuring charges. For additional information, see note 5 to our notes to consolidated financial statements included elsewhere herein.

Components of Restructuring Charge	Balance December 31, 2002(1)	Activity in 2003(2)	Balance December 31, 2003(3)
	(in thousands)
Costs to vacate facilities(4)	$22,258	$7,298	$14,960
Workforce reduction costs(5)	3,462	1,706	1,756
Information technology costs(6)	1,395	782	613

Total	$27,115	$9,786	$17,329

(1)	Represents the aggregate balance of the 2001 and 2002 charges that had not been utilized as of December 31, 2002.
(2)	Represents (i) the non-cash component of the 2002 charge that relates to the elements of the 2002 restructuring plan that were implemented in 2003 and (ii) the cash components of the 2001 and 2002 charges that were paid in 2003.
(3)	Represents the aggregate balance of the 2001 and 2002 charges that had not been utilized as of December 31, 2003.
(4)	These costs primarily represent (i) payment of obligations under leases offset by estimated sublease opportunities and (ii) the write-off of capital improvements made to such facilities.
(5)	These costs primarily represent severance.
(6)	These costs primarily represent the abandonment of certain information technology projects and the payment of obligations under equipment leases relating to such projects.

As indicated in the table above, the aggregate balance of the 2001 and 2002 charges was $17.3 million as of December 31, 2003. We estimate that approximately $6.8 million of the remaining 2001 and 2002 charges will be paid by December 31, 2004 and approximately $10.5 million in future periods. These payments will not affect our future earnings because the charges associated with these payments have already been recorded in our 2002 or 2001 results. We expect to make these payments with cash from our operations.

Charges Related to Debt Refinancings, Lease Buy-Outs and Notes Write-Off

Transactions in 2001. We refinanced an aggregate of $1,695.7 million of indebtedness and other obligations in April 2001. In connection with this transaction, we recorded the following charges: (i) a pre-tax charge of $18.1 million ($11.3 million, net of tax) that relates to the refinancing of indebtedness and primarily reflects the write-off of deferred financing fees attributable to the debt that was refinanced and (ii) a pre-tax charge of $7.8 million ($5.2 million, net of tax) that relates to the refinancing of a synthetic lease. When the foregoing charges were originally recorded, we recorded the $18.1 million charge as an extraordinary item and the other charge as other (income) expense, net. However, upon adoption of SFAS No. 145 on January 1, 2003, we reclassified the $18.1 charge to other (income) expense, net. See “—Impact of Recently Issued Accounting Standards.”

Transactions in 2002. We refinanced approximately $199.4 million of indebtedness in December 2002. In connection with this transaction, we recorded a $1.6 million charge ($0.9 million, net of tax) for the write-off of deferred financing fees attributable to the debt that was refinanced. This charge is recorded in other (income) expense, net.

Transactions in 2003. During the fourth quarter of 2003, we sold new notes and used the proceeds to redeem $405.0 million face amount of previously issued senior subordinated notes and buy out existing equipment leases. See “—Liquidity and Capital Resources—Recent Financing Transactions.” We recorded a pre-tax charge of $28.9 million ($17.1 million, net of tax) in connection with such redemption of notes and a pre-tax charge of $95.1 million ($57.7 million, net of tax) in connection with such buy-out of equipment leases. The charge related to the redemption of notes primarily reflects the redemption price premium and the write-off of previously capitalized financing costs relating to such notes. The charge relating to the buy-out of equipment leases primarily reflects the excess of the buy-out price over the fair value of the equipment purchased, early termination fees and the write-off of previously capitalized financing costs related to such leases. All such charges are recorded in other (income) expense, net.

During the fourth quarter of 2003, we wrote-off notes receivable that were deemed to be impaired. We received these notes as consideration for non-core assets that we disposed of in prior years. In connection with these write-offs, we recorded a pre-tax charge of $11.1 million ($6.6 million, net of tax) in other (income) expense, net.

Expected Charges in First Quarter of 2004

During the first quarter of 2004, we refinanced approximately $2.1 billion of our debt. See “—Liquidity and Capital Resources—Recent Financing Transactions.” In connection with the foregoing, we estimate that we will incur aggregate pre-tax charges in 2004 of approximately $175 million to approximately $185 million attributable to (i) the redemption premium for notes redeemed as part of the refinancing and (ii) the write-off of previously capitalized costs relating to the debt refinanced. These charges will be recorded in other (income) expense, net.

We incurred a pre-tax non-cash charge of approximately $7.0 million in the first quarter of 2004 due to the vesting of restricted shares granted to senior executives in 2001. This charge represents the unamortized portion of the deferred compensation charge associated with the award of such shares.

Results of Operations

Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results

We had a net loss in 2003 of $258.6 million compared with a net loss of $397.8 million for 2002. The loss in 2003 reflects $330.5 million of charges, net of tax, relating to goodwill impairment, buy-out of equipment leases, debt refinancing, notes receivable write-off and vesting of restricted shares granted to executives in 2001. The loss in 2002 reflects $505.4 million of charges, net of tax, relating to goodwill impairment, restructuring costs, debt refinancing and a change in accounting principle relating to goodwill.

Excluding the charges described above for each period, we would have had adjusted net income in 2003 of $71.8 million compared with adjusted net income of $107.6 million in 2002. We provide this adjusted data because we believe that this data may be useful to investors in analyzing the period-to-period changes in our results that are due to changes in business conditions and that are not due to the writeoff of goodwill or other assets. The table below reconciles the adjusted results with our results in accordance with GAAP.

	Year Ended December 31
	2003	2002
	(in millions)
Net loss as reported	$(258.6)	$(397.8)
Goodwill impairment	296.9	247.9
Buy out of equipment leases	95.1	—
Refinancing costs	28.9	1.6
Write off of notes receivable	11.1	—
Vesting of restricted shares granted to executives in 2001	11.7	—
Restructuring charge	—	28.3
Tax effect of above items	(113.3)	(60.7)
Cumulative effect of accounting change, net of tax	—	288.3

Income, as adjusted	$71.8	$107.6

Overview of 2003 As Adjusted Results

Our rental rates increased 2.1% in 2003, and same-store rental revenues increased 3.7%. The rate increases primarily occurred in the second half of the year as rental rates in the third quarter and fourth quarter of 2003 increased 3.4% and 5.6%, respectively, on a year-over-year basis. The increase in same-store rental revenues was partially offset by revenues lost due to branch closings and a reduction in the size of our rental fleet. The net effect was that our total revenues for the year increased by 1.6% to $2.87 billion.

Our ability to increase revenues was constrained by continued weakness in our principal end markets. According to Department of Commerce data, private non-residential construction activity declined 5.2% in 2003 following a decline of 13.2% in 2002. In addition, government spending on road and highway construction remained sluggish.

The 1.6% increase in our revenues in 2003 was more than offset by a 4.4% increase in our cost of revenues. This increase was attributable to higher costs in several categories, including insurance and claims, fleet repair and maintenance, fuel and delivery, and depreciation of rental equipment. The increase in cost of revenues, and in particular the cost of rental revenues, resulted in gross profits decreasing to $848.0 million, or 29.6% of revenues in 2003, from $886.3 million, or 31.4% of revenues in 2002.

We also had increases in non-rental depreciation and amortization and interest expense of $10.0 million and $9.8 million, respectively. The increase in non-rental depreciation and amortization was primarily attributable to upgrades to our delivery fleet and facilities. The increase in interest expense was primarily due to the additional interest expense attributable to the senior notes we issued in December 2002 and April 2003. As described below, in the first quarter of 2004 we refinanced these senior notes with lower interest rate notes.

The cost increases described above, net of taxes, were the primary reason that income, as adjusted, in 2003 decreased to $71.8 million from income, as adjusted, of $107.6 million in 2002.

Years Ended December 31, 2003 and 2002

Revenues. We had total revenues of $2,867.2 million in 2003, representing an increase of 1.6% from total revenues of $2,821.0 million in 2002. The different components of our revenues are discussed below:

1. Equipment Rentals. Our revenues from equipment rentals were $2,177.5 million in 2003, representing an increase of 1.1% from $2,154.7 million in 2002. These revenues accounted for 75.9% of our total revenues in 2003 compared with 76.4% of our total revenues in 2002. Our equipment dollar utilization rate in 2003 was 57.1% compared to 57.0% in 2002. The 1.1% increase in rental revenues principally reflected the following:

•	Our rental revenues from locations open more than one year, or same store rental revenues, increased by approximately 3.7%. This increase reflected the 2.1% increase in rental rates discussed above and a 1.6% increase in the net volume of rental activity. The volume increase was primarily driven by the transfer to these locations of equipment that had previously been deployed at branches that were closed or consolidated. Although our same store rental volume increased on an overall basis, the volume of traffic equipment rentals decreased primarily due to continued weakness in state spending for infrastructure projects.

•	We lost revenues due to the closing or sale of branches and added revenues through acquisitions and start-ups. The net effect of these two factors was a loss of revenues that partially offset the increase in same store rental revenues.

2. Sales of Rental Equipment. Our revenues from the sale of rental equipment were $181.3 million in 2003, representing an increase of 2.9% from $176.2 million in 2002. These revenues accounted for 6.3% of our total revenues in 2003 compared with 6.2% of our total revenues in 2002. The increase in these revenues in 2003 reflected an increase in the volume of equipment sold as used equipment prices remained relatively flat.

3. Sales of Equipment and Merchandise and Other Revenues. Our revenues from “sale of equipment and merchandise and other revenues” were $508.5 million in 2003, representing an increase of 3.7% from $490.1 million in 2002. These revenues accounted for 17.7% of our total revenues in 2003 compared with 17.4% of our total revenues in 2002. The increase in these revenues in 2003 principally reflected an increase in the volume of merchandise and contractor supplies sold partially offset by a decrease in sales of new equipment.

Gross Profit. Gross profit decreased to $848.0 million in 2003 from $886.3 million in 2002. This decrease primarily reflected the decrease in gross profit margin described below from equipment rentals. Information concerning our gross profit margin by source of revenue is set forth below:

1. Equipment Rentals. Our gross profit margin from equipment rental revenues was 30.0% in 2003 and 32.1% in 2002. The decrease in 2003 principally reflected cost increases and the decrease in traffic equipment rentals described above. The cost increases were attributable to several factors including: (i) higher costs for insurance and claims, fleet repair and maintenance, and fuel and delivery, and (ii) an increase in depreciation expense.

2. Sales of Rental Equipment. Our gross profit margin from sales of rental equipment was 32.7% in 2003 and 33.7% in 2002. The decrease in 2003 primarily reflected a change in the mix of types of equipments sold.

3. Sales of Equipment and Merchandise and Other Revenues. Our gross profit margin from “sales of equipment and merchandise and other revenues” was 26.8% in 2003 and 27.6% in 2002. The decrease in gross profit margin in 2003 primarily reflected a change in the mix of types of new equipment sold and, to a lesser extent, the mix of types of merchandise and contractor supplies sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were $451.3 million, or 15.7% of total revenues, during 2003 and $438.9 million, or 15.6% of total revenues, during 2002. The increase in 2003 was primarily attributable to the accelerated vesting of restricted shares granted in 2001.

Goodwill Impairment. We recorded a goodwill impairment charge of $296.9 million in 2003 and $247.9 million in 2002. See “—Goodwill and Other Intangible Assets” for additional information.

Restructuring Charge. We recorded a restructuring charge of $28.3 million in 2002. See “—Restructuring Plans in 2002 and 2001” for additional information.

Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $69.3 million, or 2.4% of total revenues, in 2003 and $59.3 million, or 2.1% of total revenues, in 2002. The increase in 2003 was primarily attributable to an upgrade in transportation equipment and an increase in leasehold improvements in connection with branch upgrades.

Operating Income. We recorded operating income of $30.4 million in 2003 compared with operating income of $111.9 million in 2002. The principal reasons for the decrease in 2003 were the decline in gross profit, the higher goodwill impairment charge and the higher non-rental depreciation and amortization described above.

Interest Expense. Interest expense increased to $209.3 million in 2003 from $196.0 million in 2002. This increase primarily reflected higher interest costs related to the senior notes we issued in December 2002 and April 2003, partially offset by lower interest rates on our variable rate debt. As described below, in the first quarter of 2004 we refinanced these senior notes with lower interest rate notes.

Preferred Dividends of a Subsidiary Trust. Preferred dividends of a subsidiary trust were $14.6 million during 2003 as compared to $18.2 million during 2002. The decrease in 2003 reflects our repurchase of a portion of our outstanding trust preferred securities, primarily in the fourth quarter of 2002.

Other (Income) Expense. Other expense was $133.1 million in 2003 compared with other income of $0.9 million in 2002. The other expense in 2003 primarily reflects the charges described under “—Charges Related to Debt Refinancings, Lease Buy-outs and Notes Write-Off.” Excluding these charges, other income would have been $2.1 million in 2003 primarily reflecting gains related to the sale of non-rental assets. The other income in 2002 was primarily attributable to the favorable settlement of a lawsuit for net proceeds of $4.0 million, partially offset by other expenses including the write-off of $1.6 million of deferred financing fees described under “—Charges Related to Debt Refinancings, Lease Buy-outs and Notes Write-Off.”

Income Taxes. Income taxes were a benefit of $67.9 million in 2003 compared with a provision of $8.1 million in 2002. The effective tax rate during the two periods are not comparable because: (i) a portion of the goodwill impairment charge in each such period was not deductible for income tax purposes, (ii) certain expenses in 2003 associated with the amortization of deferred compensation expense attributable to restricted stock awards were not deductible for income tax purposes and (iii) the 2003 rate was impacted by the charges relating to the buy-out of equipment leases, debt refinancing, and notes receivables write-off and the 2002 rate was impacted by restructuring costs and charges associated with debt refinancing. Excluding the foregoing expenses and charges, our effective tax rate would have been approximately 39% in 2003 and 2002.

Loss Before Cumulative Effect of Change in Accounting Principle. We had a loss before cumulative effect of change in accounting principle of $258.6 million in 2003 compared with a loss before cumulative effect of change in accounting principle of $109.5 million in 2002. The higher loss in 2003 principally reflects the decrease in operating income and the charges reflected in other expense described above.

Years Ended December 31, 2002 and 2001

Revenues. We had total revenues of $2,821.0 million in 2002, representing a decrease of 2.2% from total revenues of $2,886.6 million in 2001. The different components of our revenues are discussed below:

1. Equipment Rentals. Our revenues from equipment rentals were $2,154.7 million in 2002, representing a decrease of 2.6% from $2,212.9 million in 2001. These revenues accounted for 76.4% of our total revenues in 2002 compared with 76.7% of our total revenues in 2001. The decrease in rental revenues principally reflected the following:

•	Our rental revenues from locations open more than one year, or same store rental revenues, decreased by approximately 2.7%. This decrease reflected a 4.8% decrease in rental rates, which was partially offset by a 2.1% increase in the net volume of rental activity. The decrease in rental rates principally reflected continued weakness in non-residential construction spending.

•	The decrease in same store rental revenues was partially offset by additional revenues attributable to new locations that we acquired or opened. These additional revenues, net of revenues lost due to locations sold or closed, caused our overall decline in rental revenues to be 0.1 percentage points less than it would otherwise have been.

2. Sales of Rental Equipment. Our revenues from the sale of rental equipment were $176.2 million in 2002, representing an increase of 19.8% from $147.1 million in 2001. These revenues accounted for 6.2% of our total revenues in 2002 compared with 5.1% of our total revenues in 2001. The increase in these revenues in 2002 reflected an increase in volume partially offset by weaker pricing.

3. Sales of Equipment and Merchandise and Other Revenues. Our revenues from “sale of equipment and merchandise and other revenues” were $490.1 million in 2002, representing a decrease of 6.9% from $526.6 million in 2001. These revenues accounted for 17.4% of our total revenues in 2002 compared with 18.2% of our total revenues in 2001. The decrease in these revenues in 2002 principally reflected a decrease in the volume of new equipment sales.

Gross Profit. Gross profit decreased to $886.3 million in 2002 from $1,039.5 million in 2001. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below from equipment rentals and the sale of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

1. Equipment Rentals. Our gross profit margin from equipment rental revenues was 32.1% in 2002 and 37.9% in 2001. The decrease in 2002 principally reflected the decrease in rental rates described above and, to a lesser extent, higher costs related to employee benefits, fleet maintenance and delivery, and facilities.

2. Sales of Rental Equipment. Our gross profit margin from sales of rental equipment was 33.7% in 2002 and 39.7% in 2001. The decrease in 2002 primarily reflected continued price weakness in the used equipment market.

3. Sales of Equipment and Merchandise and Other Revenues. Our gross profit margin from “sales of equipment and merchandise and other revenues” was 27.6% in 2002 and 27.1% in 2001. The increase in the gross profit margin in 2002 primarily reflected better margins for our service revenue.

Selling, General and Administrative Expenses. SG&A was $438.9 million, or 15.6% of total revenues, during 2002 and $441.8 million, or 15.3% of total revenues, during 2001. Our bad debt expense, which is a component of SG&A, was approximately $9.5 million higher in 2002 than in 2001, primarily reflecting an increase in our allowance for doubtful accounts. Without this increase in bad debt expense, our SG&A as a percentage of revenues would have decreased to 15.2% of total revenues in 2002 from 15.6% in 2001. This decrease in SG&A, excluding the change in bad debt expense, primarily reflected our ongoing efforts at cutting costs, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities.

Goodwill Impairment. We recorded a goodwill impairment charge of $247.9 million in the fourth quarter of 2002. See “—Goodwill and Other Intangible Assets” for additional information.

Restructuring Charge. We recorded a restructuring charge of $28.3 million in 2002 and $28.9 million in 2001. See “—Restructuring Plans in 2001 and 2002” for additional information.

Non-rental Depreciation and Amortization. Non-rental depreciation and amortization was $59.3 million, or 2.1% of total revenues, in 2002 and $106.8 million, or 3.7% of total revenues, in 2001. This decrease was primarily attributable to a new accounting standard (discussed above under “—Goodwill and Other Intangible Assets”) which eliminated the amortization of goodwill effective January 1, 2002. If goodwill amortization had been eliminated in 2001, then non-rental depreciation and amortization would have been $48.5 million, or 1.7% of total revenues, in 2001. The increase in non-rental depreciation and amortization in 2002 as compared to the amount in 2001, after eliminating goodwill amortization, primarily reflected an increase in our non-rental assets such as facilities and transportation equipment.

Operating Income. We recorded operating income of $111.9 million in 2002 compared with operating income of $462.0 million in 2001. The principal reason for the decrease in 2002 was the $247.9 million non-cash goodwill impairment charge that we recorded in 2002. However, after excluding that charge our operating income was still lower by approximately $102.2 million from the 2001 level. The principal reason for this decrease was the declines in revenues and gross profit described above. The adverse effects of these factors were partially offset by the decrease in non-rental depreciation and amortization described above.

Interest Expense. Interest expense decreased to $196.0 million in 2002 from $221.6 million in 2001. This decrease primarily reflected lower interest rates on our variable rate debt.

Preferred Dividends of a Subsidiary Trust. Preferred dividends of a subsidiary trust were $18.2 million during 2002 as compared to $19.5 million during 2001. The decrease in 2002 reflects our repurchase of a portion of our outstanding trust preferred securities.

Other (Income) Expense. Other income was $0.9 million in 2002 compared with other expense of $24.5 million in 2001. The other income in 2002 was primarily attributable to the favorable settlement of a lawsuit for net proceeds of $4.0 million, partially offset by other charges including the write-off of $1.6 million of deferred financing fees as described above. The other expense in 2001 was primarily attributable to $25.9 million of charges relating to debt and other indebtedness refinancings. See “—Charges Related to Debt Refinancings, Lease Buy-Outs and Notes Write-Off.”

Income Taxes. Income taxes were $8.1 million in 2002 compared with $85.2 million in 2001. Although we had a loss in 2002, we recorded income tax expense because a portion of our $247.9 million goodwill impairment charge was not deductible for federal income tax purposes. If you exclude the goodwill impairment charge in calculating our income, then our effective tax rate in 2002 would have been 39.0% compared with 43.4% in 2001. The decrease in such effective rate in 2002 reflects the elimination of goodwill amortization in 2002 and the non-deductibility for income tax purposes of certain costs included in the 2001 restructuring charge.

Loss Before Cumulative Effect of Change in Accounting Principle. We had a loss before cumulative effect of change in accounting principle of $109.5 million in 2002 compared with income before cumulative effect of change in accounting principle of $111.3 million in 2001. The loss in 2002 principally reflects the decrease in operating income described above.

Cumulative Effect of Change in Accounting Principle. As described under “—Goodwill and Other Intangible Assets,” we recorded an amount of $288.3 million, net of tax, for impairment of goodwill as part of our transitional impairment test upon the adoption of SFAS No. 142.

Liquidity and Capital Resources

Recent Financing Transactions

Transactions Completed in the Fourth Quarter of 2003

1 7/8% Convertible Senior Subordinated Notes. In October and December 2003, we sold $143.8 million aggregate principal amount of 1 7/8% Convertible Senior Subordinated Notes due October 15, 2023. We used substantially all of the net proceeds from the sale of these notes to buy out existing equipment leases. These notes were issued by United Rentals (North America), Inc. (“URI”), a wholly owned subsidiary of United Rentals, Inc. (“Holdings”), and guaranteed by Holdings.

7¾% Senior Subordinated Notes. In November 2003, we sold $525 million aggregate principal amount of 7¾% Senior Subordinated Notes due 2013. We used the net proceeds from the sale of these notes to (i) redeem or repurchase $205 million face amount of our outstanding 8.8% Senior Subordinated Notes due 2008, (ii) redeem or repurchase $200 million face amount of our outstanding 9½% Senior Subordinated Notes due 2008 and (iii) buy out existing equipment leases. These notes were issued by URI and guaranteed by Holdings and, subject to limited exceptions, our domestic subsidiaries.

Transactions Completed in 2004

In the first quarter of 2004, we refinanced approximately $2.1 billion of our debt. The purpose of this refinancing was to reduce our interest expense and extend the maturities on a substantial amount of our debt. As part of this refinancing, we:

•	obtained a new senior secured credit facility to replace the senior secured credit facility we previously had in place;

•	sold $1 billion of 6 1/2% Senior Notes Due 2012;

•	sold $375 million of 7% Senior Subordinated Notes Due 2014;

•	repaid $639 million of term loans and $52 million of borrowings that were outstanding under our old credit facility;

•	repurchased $845 million principal amount of our 10 3/4% Senior Notes Due 2008, pursuant to a tender offer, for aggregate consideration of $970 million;

•	redeemed $300 million principal amount of our outstanding 9 1/4% Senior Subordinated Notes Due 2009 at an aggregate redemption price of $314 million; and

•	called for redemption $250 million principal amount of our outstanding 9% Senior Subordinated Notes Due 2009 at an aggregate redemption price of $261 million (with such redemption scheduled to be completed on April 1, 2004).

The new notes described above were issued by URI and guaranteed by Holdings and, subject to limited exceptions, our domestic subsidiaries.

The following table shows our actual debt at December 31, 2003 and such debt as adjusted for completion of the foregoing refinancing:

	Actual	As Adjusted	Scheduled Maturity
	(in millions)
Revolving credit facility	$52.6	$147.4	February 2009
Term loan	639.0	750.0	February 2011
Receivables securitization	—	—	September 2006
6.5% Senior notes	—	1,000.0	February 2012
7% Senior subordinated notes	—	375.0	February 2014
7.75% Senior subordinated notes	525.0	525.0	November 2013
1 7/8% Convertible senior subordinated notes	143.8	143.8	October 2023
10.75% Senior notes	860.9	15.2	April 2008
9.25% Senior subordinated notes	300.0	—
9% Senior subordinated notes	250.0	—
Other debt	45.8	43.6

Total debt	$2,817.1	$3,000.0

Certain Additional Information Concerning Our New Credit Facility

Our new senior secured credit facility includes (i) a $650 million revolving credit facility, (ii) a $150 million institutional letter of credit facility and (iii) a $750 million term loan. The revolving credit facility, institutional letter of credit facility and term loan are governed by the same credit agreement. Such credit agreement is included as an Exhibit to this Report on Form 10-K.

Set forth below is certain additional information concerning the revolving credit facility, institutional letter of credit facility and term loan.

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 million on a revolving basis and enables certain of our Canadian subsidiaries to borrow up to $150 million (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650 million). A portion of the revolving credit facility, up to $250 million, is available in the form of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 million in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400 million. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011.

Term Loan. The term loan will be obtained in two draws. An initial draw of $550 million was obtained upon the closing of the credit facility in February 2004, and an additional $200 million is expected to be obtained on April 1, 2004. Amounts repaid in respect of the term loan may not be reborrowed.

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1% of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and February 14, 2011 an amount equal to 23.5% of the original aggregate principal amount of the term loan.

Interest. As of February 17, 2004, borrowings by URI under the revolving credit facility accrue interest, at URI’s option, at either (A) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5%

and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25%, or (B) an adjusted LIBOR rate plus a margin of 2.25%. The above interest rate margins are adjusted quarterly based on our Funded Debt to Cash Flow Ratio, up to the maximum margins described in the preceding sentence and down to minimum margins of 0.75% and 1.75% for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively.

As of February 17, 2004, Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (A) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1% and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25%, or (B) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a margin of 2.25%. These above interest rate margins are adjusted quarterly based on our Funded Debt to Cash Flow Ratio, up to the maximum margins described in the preceding sentence and down to minimum margins of 0.75% and 1.75% for revolving loans based on the Canadian prime rate and the B/A rate, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

As of February 17, 2004, borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25%, or (b) an adjusted LIBOR rate plus a margin of 2.25% (which margins may be reduced to 1.00% and 2.00%, respectively, for certain periods based on our Funded Debt to Cash Flow Ratio).

If at any time an event of default under the credit agreement exists, the interest rate applicable to each revolving loan and term loan will be based on the highest margins described above plus 2%.

URI is also required to pay a fee at the rate of 0.10% per annum on the amount of the ILCF. In addition, URI is required to pay participation fees and fronting fees in respect of letters of credit. For letters of credit obtained under the ILCF, these fees accrue at the rate of 2.25% and 0.25% per annum, respectively.

Certain Information Concerning Receivables Securitization

We have an accounts receivable securitization facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. The borrowings under this facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on our consolidated balance sheet. However, such assets are only available to satisfy the obligations of the borrower subsidiary.

Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lenders’ only source of repayment;

•	prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings; and

•	after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings.

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus 1%. However, after expiration or early termination of the facility, outstanding borrowings will accrue interest at 0.5% plus the greater of (i) the prime rate and (ii) the Federal Funds Rate plus 0.5%. We are also required to pay a commitment fee of 0.45% per annum in respect of undrawn commitments under the facility. As of March 1, 2004 and December 31, 2003, there were no outstanding borrowings under this facility.

The agreement governing this facility is scheduled to expire on September 30, 2006. However, the lenders under this facility, at their option, may terminate the facility earlier upon the occurrence of certain events, including: (i) the long-term senior secured debt rating of United Rentals (North America), Inc. or, subject to certain conditions, United Rentals, Inc., is downgraded to be at or below “B” by Standard & Poor’s Rating Services; (ii) the long-term senior unsecured debt rating of United Rentals (North America), Inc. or, subject to certain conditions, United Rentals, Inc., is downgraded to be at or below “CCC+” by Standard & Poor’s Rating Services; (iii) the long-term issuer rating of United Rentals (North America), Inc. or, subject to certain conditions, United Rentals, Inc., is downgraded to be at or below “Caa” by Moody’s Investors Service; (iv) the long-term senior implied rating of United Rentals (North America), Inc. or, subject to certain conditions, United Rentals, Inc., is downgraded to be at or below “B3” by Moody’s Investors Service; or (v) either Standard & Poor’s Rating Services or Moody’s Investors Service ceases to provide any such rating.

Certain Balance Sheet Changes

The increase in rental equipment at December 31, 2003 as compared to December 31, 2002 was primarily attributable to the buy-out of equipment leases in 2003. The decrease in goodwill at December 31, 2003 as compared to December 31, 2002 was attributable to the goodwill impairment recognized in 2003 as further described under “—Goodwill and Other Intangible Assets.” The increase in debt at December 31, 2003 as compared to December 31, 2002 was primarily attributable to the debt refinancings in the fourth quarter of 2003 as further described under “—Liquidity and Capital Resources-Recent Financing Transactions.” The increase in subordinated convertible debentures, and corresponding decrease in company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust, at December 31, 2003 as compared to December 31, 2002 was due to the deconsolidation of a subsidiary trust as further described under “—Impact of Recently Issued Accounting Standards.” The decrease in retained earnings and stockholders’ equity at December 31, 2003 as compared to December 31, 2002, primarily reflects our net loss in 2003.

Sources and Uses of Cash

During 2003, we (i) generated cash from operations of $342.3 million, (ii) generated cash from the sale of rental equipment of $181.3 million and (iii) obtained cash from borrowings, net of repayments and financing costs, of approximately $257.4 million. Our cash flow from operations during 2003 was reduced by $88.3 million of cash charges related to our buy-out of equipment leases. We used cash during this period principally to (i) purchase rental equipment of $335.9 million, (ii) buy-out equipment leases of $335.4 million (excluding the $88.3 million charge relating thereto described above) and (iii) purchase other property and equipment of $42.0 million.

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of March 1, 2004, we had $516.6 million of borrowing capacity available under our $650 million revolving credit facility (reflecting outstanding loans of approximately $92.1 million and outstanding letters of credit in the amount of approximately $41.3 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, and (v) costs relating to our restructuring plans. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we may seek additional financing through the securitization of some of our equipment or through the use of additional operating leases. For information on the scheduled principal payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “—Certain Information Concerning Contractual Obligations.”

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for the year 2004 will be approximately $575 million to $700 million for our existing operations. These expenditures are comprised of approximately (i) $425 million to $450 million of expenditures to replace rental equipment sold, (ii) $100 million to $200 million of discretionary expenditures to increase the size of our rental fleet and (iii) $50 million of expenditures for the purchase of property and equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility and receivables securitization facility.

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

Certain Information Concerning Contractual Obligations

The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations. The information is as of December 31, 2003, as adjusted to give effect to the $2.1 billion refinancing that we completed in the first quarter of 2004 as described under “—Liquidity and Capital Resources—Recent Financing Transactions.”

	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Debt excluding capital leases(1)	$13,291	$7,720	$7,500	$7,500	$22,700	$2,909,269	$2,967,980
Capital leases(1)	12,210	9,750	5,733	3,340	944	21	31,998
Operating leases(1):
Real estate	66,139	59,816	54,750	50,237	40,449	102,966	374,357
Rental equipment	64,099	38,628	41,558	18,304	8,737	4,523	175,849
Other equipment	23,384	12,486	9,181	5,080	3,272	382	53,785
Purchase obligations
Other long-term liabilities reflected on balance sheet in accordance with GAAP(2)						221,550	221,550

Total	$179,123	$128,400	$118,722	$84,461	$76,102	$3,238,711	$3,825,519

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements.”
(2)	Represents subordinated convertible debentures. See note 11 to our notes to consolidated financial statements included elsewhere in this Report for further information.

Certain Information Concerning Off-Balance Sheet Arrangements

Restricted Stock. We have granted to employees other than executive officers and directors approximately 1,200,000 shares of restricted stock that contain the following provisions. The shares vest in 2004, 2005 or 2006 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount. However, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $15.17 per share with respect to approximately 500,000 shares scheduled to vest in 2004, (ii) $27.26 per share with respect to approximately 300,000 shares scheduled to vest in 2005 and (iii) $9.18 per share with respect to approximately 400,000 shares scheduled to vest in 2006.

Operating Leases. We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of many of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. The use of these guarantees helps to lower our monthly operating lease payments. We do not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that we ultimately will be required to pay, if any, under these guarantees. However, under current circumstances we do not anticipate paying significant amounts under these guarantees in the future. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $36.5 million. This potential liability was not reflected on our balance sheet as of December 31, 2003 or any prior date. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” above.

Certain Information Concerning Subordinated Convertible Debentures

In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6½% Convertible Quarterly Income Preferred Securities (“Trust Preferred Securities”) for aggregate consideration of $300 million. The trust used the proceeds from the sale of the Trust Preferred Securities to purchase 6 1/2% subordinated convertible debentures due 2028 from Holdings which resulted in Holdings receiving all of the net proceeds of the sale. Upon the adoption as of December 31, 2003 of a recently issued accounting standard, we deconsolidated the subsidiary trust that had issued the Trust Preferred Securities. As a result of such deconsolidation, (i) the Trust Preferred Securities were removed from our consolidated balance sheets at December 31, 2003 and (ii) the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the Trust Preferred Securities were reflected as a separate category prior to December 31, 2003. See “—Impact of Recently Issued Accounting Standards” and note 11 to our notes to consolidated financial statements included elsewhere in this Report. During 2003, the trust repurchased 100,000 of these shares for aggregate consideration of approximately $3.6 million, which represents a discount of approximately 29% relative to the aggregate liquidation preference of approximately $5.0 million. During 2002, the trust repurchased 1,469,000 of these shares for aggregate consideration of approximately $38.1 million, which represents a discount of approximately 48% relative to the aggregate liquidation preference of approximately $73.5 million.

Relationship Between Holdings and URI

United Rentals, Inc. (“Holdings”) is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services, and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI’s payments to Holdings are reflected on URI’s financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past made, and expects that it will in the future make, distributions to Holdings to, among other things, enable Holdings to pay interest on the convertible debentures that were issued to a subsidiary trust of Holdings as described above.

The Trust Preferred Securities are the obligation of a subsidiary trust of Holdings and are not the obligation of URI. Historically, the dividends payable on these securities were reflected as an expense on the consolidated financial statements of Holdings, but were not reflected as an expense on the consolidated financial statements of URI. This is the principal reason for the difference in the historical net income (loss) reported on the consolidated financial statements of URI and the net income (loss) reported on the consolidated financial statements of Holdings.

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed under “—Factors that May Influence Future Results and Accuracy of Forward Looking Statements—Fluctuations of Operating Results.”

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

Seasonality

Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The seasonality of our business is heightened because we offer for rent traffic control equipment. Branches that rent a significant amount of this type of equipment tend to generate most of their revenues and profits in the second and third quarters of the year, slow down during the fourth quarter and operate at a loss during the first quarter.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation, has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations. However, as described above, cost increases have, from time to time, impacted our results.

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this standard on January 1, 2003, and reclassified a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require us to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. We adopted the disclosure portion of this standard as of December 31, 2002 and such adoption is reflected in note 2 to our consolidated financial statements included elsewhere in this Report.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”, revised December 2003), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, the effective date of these requirements, which originally was July 1, 2003, had been deferred so as not to apply until the first period ending after December 15, 2003. Upon adoption of this standard, as of December 31, 2003, we deconsolidated a subsidiary trust that had issued Trust Preferred Securities as described above. As a result of such deconsolidation, (i) the Trust Preferred Securities issued by our subsidiary trust, which had previously been reflected on our consolidated balance sheets, were removed from our consolidated balance sheets at December 31, 2003 and (ii) the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003. The carrying amount of the Trust Preferred Securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the Trust Preferred Securities were reflected as a separate category prior to December 31, 2003. See note 11 to our consolidated financial statements included elsewhere in this Report. The adoption of this standard did not otherwise have a material effect on our statements of financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 did not have a material effect on our statements of financial position or operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires that financial instruments falling within the scope of this standard be classified as liabilities. This standard is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective with the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on our statements of financial position or results of operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our general rental equipment is principally used in connection with construction and industrial activities and our traffic control equipment is principally used in connection with the construction or repair of roads and bridges and similar infrastructure projects. Weakness in our end markets, such as a decline in construction or industrial activity or a reduction in infrastructure projects, may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by decreasing revenues and gross profit margins. For example, there have been significant declines in non-residential construction activity in 2002 and 2003 and reductions in government spending on infrastructure projects in several key states. This weakness in our end markets adversely affected our results in 2002 and 2003 as described above.

We have identified below certain factors that may cause further weakness in our end markets, either temporarily or long-term:

•	continuation of weakness in the economy or the onset of a recession;

•	reductions in government spending for roads, bridges and other infrastructure projects;

•	an increase in interest rates;

•	adverse weather conditions which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States.

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in government spending for infrastructure projects;

•	changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	increases in costs (including the cost of fuel which tends to fluctuate significantly);

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; or

•	the possible need, from time to time, to take goodwill write-offs as described below or other write-offs or special charges due to a variety of occurrences such as the adoption of new accounting standards, store consolidations or closings, the refinancing of existing indebtedness, the impairment of assets, the buy-out of equipment leases or the accelerated vesting of restricted stock awards.

Substantial Goodwill

At December 31, 2003, we had on our balance sheet net goodwill in the amount of $1,437.8 million, which represented approximately 30% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Any write-off would reduce our total assets and shareholders’ equity and be a charge against income.

We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment as of the annual date of testing or at any other date when an indicator of impairment may exist and even if there is no impairment for all our branches on an aggregate basis. In addition, we assess impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a branch indicates impairment, a goodwill write-off is required even when we believe that branch’s future performance will be significantly better. The fact that we test for impairment on a branch-by-branch basis and use only historical financial data in assessing impairment increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future.

Substantial Indebtedness

At December 31, 2003, our total indebtedness was approximately $3,038.6 million, which includes $221.6 million in subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our business.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2003, as adjusted to give effect to the $2.1 billion refinancing that we completed in the first quarter of 2004 as described under “—Liquidity and Capital Resources—Recent Financing Transactions,” and taking into account our interest rate swap agreements, we had $2,042.4 million of variable rate indebtedness.

Need to Satisfy Financial and Other Covenants in Debt Agreements

Under the agreement governing our senior secured credit facility, we are required to, among other things, satisfy certain financial tests relating to: (a) the interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If we are unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require us to repay the outstanding borrowings under the credit facility. In such event, unless we are able to refinance the indebtedness coming due and replace the credit facility, we would likely not have sufficient liquidity for our business needs and be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity for our business.

We are also subject to various other covenants under the agreements governing our credit facility and other indebtedness. These covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility.

Dependence on Additional Capital

If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and refinancing existing indebtedness.

Certain Risks Relating to Acquisitions

We have grown in part through acquisitions and may continue to do so. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or large privately-held companies. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and consequently, our indebtedness may increase as we implement our growth strategy. The making of acquisitions entails certain risks, including:

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations;

•	difficulty in assimilating the operations and personnel of the acquired company with our existing operations or in maintaining uniform standards; and

•	loss of key employees of the acquired company.

It is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be harmed as a result of acquisitions.

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

Competition

The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations, regional competitors which operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. Competitive pressures could adversely affect our revenues and operating results by decreasing our rental volumes or depressing the prices that we can charge.

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

Liability and Insurance

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

•	our coverage is subject to deductibles per occurrence of $2 million for general liability, $2 million for workers’ compensation and $3 million for automobile liability and limited to a maximum of $100 million per occurrence;

•	we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage), since we believe that the cost for such coverage is high relative to the benefit that it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

If we are found liable for any significant claims that are not covered by insurance, our operating results could be adversely affected because our expenses related to claims would increase. It is possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.

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

Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our operating results could be adversely affected depending on the magnitude of the cost.

Labor Matters

We have 1,189 employees that are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

Age of our Fleet

In determining the optimal age for our fleet, we have made estimates concerning the relationship between the age of our fleet and required maintenance costs. If our estimates are wrong, our operating results could be adversely affected because our maintenance expenses may be higher than anticipated.

Operations Outside the United States

Our operations in Canada and Mexico are subject to the risks normally associated with international operations. These include (1) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, (2) the need to comply with foreign laws and (3) the possibility of political or economic instability in foreign countries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of (1) interest rate risk associated with our variable rate debt and (2) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk. We periodically utilize interest rate swap agreements to manage our interest costs and exposure to changes in interest rates. At December 31, 2003, we had swap agreements with an aggregate notional amount of $1,160 million. The effect of these agreements was to convert $1,160 million of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of: (i) $300 million of our 9 1/4% senior subordinated notes through 2009, (ii) $210 million of our December 2002 issued 10 3/4% senior notes through 2008, (iii) $200 million of our April 2003 issued 10 3/4% senior notes through 2008, (iv) $200 million of our 9% senior subordinated notes through 2009, and (v) $250 million of our 7 3/4% senior subordinated notes through 2013. At December 31, 2002, we had swap agreements with an aggregate notional amount of $500 million. The effect of some of these agreements was to limit the interest rate exposure to 9.5% on $200 million of our then outstanding term loan. The effect of the remainder of these agreements was to convert $300 million of our fixed rate 9 1/4% Notes to a floating rate instrument through 2009.

Subsequent to December 31, 2003, we refinanced a significant portion of our indebtedness as described under “—Liquidity and Capital Resources—Recent Financing Transactions.” In connection with this refinancing, we terminated certain of the swap agreements described above and entered into certain new swap agreements. As of March 1, 2004, we had swap agreements with an aggregate notional amount of $1,145 million. The effect of these agreements is to convert $1,145 million of our fixed rate notes to floating rate instruments. The fixed rate notes converted consist of: (i) $245 million of our 6 1/2% senior notes through 2012, (ii) $525 million of our 7 3/4% senior subordinated notes through 2013 and (iii) $375 million of our 7% senior subordinated notes through 2014.

As of March 1, 2004, after giving effect to our interest rate swap agreements, we had an aggregate of $1,787.1 million of indebtedness that bears interest at variable rates. This debt includes, in addition to the $1,145.0 million of debt subject to the swap agreements described above, (i) all borrowings under our

$650 million revolving credit facility ($92.1 million outstanding as of March 1, 2004), (ii) our term loan ($550.0 million outstanding as of March 1, 2004), and (iii) all borrowings under our $250 million accounts receivable securitization facility (none outstanding as of March 1, 2004). The weighted average interest rates applicable to our variable rate debt on March 1, 2004 were (i) 4.6% for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 3.4% for the term loan and (iii) 3.9% for the debt subject to our swap agreements. As of March 1, 2004, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $10.9 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see note 9 to our notes to consolidated financial statements included elsewhere in this Report.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2003 relative to the company as a whole, a 10% change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of December 31, 2003 and 2002. We do not engage in purchasing forward exchange contracts for speculative purposes.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the management of United Rentals, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey

February 24, 2004

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$79,449	$19,231
Accounts receivable, net of allowance for doubtful accounts of $47,439 in 2003 and $48,542 in 2002	499,433	466,196
Inventory	105,987	91,798
Prepaid expenses and other assets	118,145	131,293
Rental equipment, net	2,071,492	1,845,675
Property and equipment, net	406,601	425,352
Goodwill, net	1,437,809	1,705,191
Other intangible assets, net	3,225	5,821

	$4,722,141	$4,690,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$150,796	$207,038
Debt	2,817,088	2,512,798
Subordinated convertible debentures	221,550
Deferred taxes	165,052	225,587
Accrued expenses and other liabilities	226,780	187,079

Total liabilities	3,581,266	3,132,502
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust		226,550
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 77,150,277 shares issued and outstanding in 2003 and 76,657,521 in 2002	771	765
Additional paid-in capital	1,329,946	1,341,290
Deferred compensation	(25,646)	(52,988)
(Accumulated deficit) retained earnings	(189,300)	69,281
Accumulated other comprehensive income (loss)	25,099	(26,848)

Total stockholders’ equity	1,140,875	1,331,505

	$4,722,141	$4,690,557

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	(In thousands, except per share amounts)
Revenues:
Equipment rentals	$2,177,462	$2,154,681	$2,212,900
Sales of rental equipment	181,282	176,179	147,101
Sales of equipment and merchandise and other revenues	508,492	490,129	526,604

Total revenues	2,867,236	2,820,989	2,886,605
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,192,638	1,137,609	1,053,635
Depreciation of rental equipment	332,610	325,548	320,963
Cost of rental equipment sales	121,998	116,821	88,742
Cost of equipment and merchandise sales and other operating costs	372,022	354,734	383,795

Total cost of revenues	2,019,268	1,934,712	1,847,135

Gross profit	847,968	886,277	1,039,470
Selling, general and administrative expenses	451,347	438,918	441,751
Goodwill impairment	296,873	247,913
Restructuring charge		28,262	28,922
Non-rental depreciation and amortization	69,300	59,301	106,763

Operating income	30,448	111,883	462,034
Interest expense	209,328	195,961	221,563
Preferred dividends of a subsidiary trust	14,590	18,206	19,500
Other (income) expense, net	133,051	(900)	24,497

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(326,521)	(101,384)	196,474
Provision (benefit) for income taxes	(67,940)	8,102	85,218

Income (loss) before cumulative effect of change in accounting principle	(258,581)	(109,486)	111,256
Cumulative effect of change in accounting principle, net of tax benefit of $60,529		(288,339)

Net income (loss)	$(258,581)	$(397,825)	$111,256

Earnings (loss) per share—basic:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(0.98)	$1.54
Cumulative effect of change in accounting principle, net		(3.80)

Income (loss) available to common stockholders	$(3.35)	$(4.78)	$1.54

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(0.98)	$1.18
Cumulative effect of change in accounting principle, net		(3.80)

Income (loss) available to common stockholders	$(3.35)	$(4.78)	$1.18

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income
			Number of Shares	Amount
	(In thousands)
Balance, December 31, 2000			71,066	$711	$765,529		$355,850		$(6,947)
Comprehensive income:
Net income							111,256	$111,256
Other comprehensive income:
Foreign currency translation adjustments								(16,137)	(16,137)
Cumulative effect on equity of adopting SFAS 133, net of tax of $1,784								(2,516)	(2,516)
Derivatives qualifying as hedges, net of tax of $3,212								(4,527)	(4,527)

Comprehensive income								$88,076

Issuance of common stock under deferred compensation plans			2,928	29	61,941	$(61,970)
Amortization of deferred compensation						6,176
Issuance of Series C perpetual convertible preferred stock	$3				286,734
Issuance of Series D perpetual convertible preferred stock		$2			143,667
Issuance of common stock			3		50
Exercise of common stock options			715	8	10,409
Shares repurchased and retired			(1,351)	(14)	(24,744)

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)
			Number of Shares	Amount
Balance, December 31, 2001	3	2	73,361	734	1,243,586	(55,794)	467,106		(30,127)
Comprehensive income (loss):
Net loss							(397,825)	$(397,825)
Other comprehensive income:
Foreign currency translation adjustments								2,484	2,484
Derivatives qualifying as hedges, net of tax of $999								795	795

Comprehensive loss:								$(394,546)

Issuance of common stock under deferred compensation plans			469	3	8,634	(8,637)
Amortization of deferred compensation						11,443
Exercise of common stock options			3,736	37	77,768
Common stock repurchased and retired			(1,066)	(11)	(26,715)
Convertible debt converted to common stock			157	2	2,678
Liquidation preference in excess of amount paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					35,339

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)
			Number of Shares	Amount
Balance, December 31, 2002	3	2	76,657	765	1,341,290	(52,988)	69,281		(26,848)
Comprehensive income (loss):
Net loss							(258,581)	$(258,581)
Other comprehensive income:
Foreign currency translation adjustments								45,699	45,699
Derivatives qualifying as hedges, net of tax of $4,001								6,248	6,248

Comprehensive loss:								$(206,634)

Issuance of common stock under deferred compensation plans, net of forfeitures			342	4	(931)	927
Amortization of deferred compensation						26,415
Exercise of common stock options and warrants			105	2	1,309
Common stock issuances			46		500
Tax effect of liquidation preference in excess of amounts paid for company-obligated mandatorily preferred securities of a subsidiary previously repurchased					(13,118)
Liquidation preference in excess of amounts paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					896

Balance December 31, 2003	$3	$2	77,150	$771	$1,329,946	$(25,646)	$(189,300)		$25,099

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(258,581)	$(397,825)	$111,256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	401,910	384,850	427,726
Gain on sales of rental equipment	(59,284)	(59,359)	(58,359)
Amortization of deferred compensation	26,415	11,443	6,176
Restructuring charge		2,497	10,893
Goodwill impairment	296,873	247,913
Debt refinancing	20,950		18,076
Cumulative effect of a change in accounting principle, net of tax		288,339
Deferred taxes	(70,237)	5,871	100,683
Changes in operating assets and liabilities:
Accounts receivable	(33,237)	(6,949)	24,888
Inventory	10,817	21,189	87,084
Prepaid expenses and other assets	21,159	8,353	8,148
Accounts payable	(56,242)	2,252	(58,713)
Accrued expenses and other liabilities	41,763	9,335	18,852

Net cash provided by operating activities	342,306	517,909	696,710

Cash Flows From Investing Activities:
Purchases of rental equipment	(335,881)	(492,259)	(449,770)
Purchases of property and equipment	(42,044)	(38,599)	(47,548)
Proceeds from sales of rental equipment	181,282	176,179	147,101
Buy-outs of equipment leases	(335,376)
Purchases of other companies	(5,420)	(172,583)	(54,838)
Payments of contingent purchase price			(2,103)
In-process acquisition costs		(4,342)	(2,485)
Deposits on rental equipment purchases		(4,644)

Net cash used in investing activities	(537,439)	(536,248)	(409,643)

Cash Flows From Financing Activities:
Proceeds from debt	888,016	508,316	2,053,467
Payments on debt	(613,855)	(491,728)	(2,300,507)
Proceeds from sale-leaseback			12,435
Payments of financing costs	(16,731)	(6,197)	(29,042)
Proceeds from the exercise of common stock options, net of tax	1,102	63,755	10,417
Shares repurchased and retired		(26,726)	(24,758)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired	(3,575)	(38,111)

Net cash provided by (used in) financing activities	254,957	9,309	(277,988)
Effect of foreign exchange rates	394	935	(16,137)

Net increase (decrease) in cash and cash equivalents	60,218	(8,095)	(7,058)
Cash and cash equivalents at beginning of year	19,231	27,326	34,384

Cash and cash equivalents at end of year	$79,449	$19,231	$27,326

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31
	2003	2002	2001
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$224,691	$212,199	$230,385
Cash paid for taxes, net of refunds	$(2,974)	$(1,454)	$(30,799)

Supplemental schedule of non-cash investing and financing activities
Conversion of operating leases to capital leases		$31,451
Conversion of convertible debt to common stock		$2,680
Issuances of common stock as non-cash compensation	$500

The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,965	$172,222	$21,465
Liabilities assumed	(50)	(4,705)	(4,612)
Less:
Amounts paid through issuance of debt			(600)

	3,915	167,517	16,253
Due to seller and other payments	1,505	5,066	38,585

Net cash paid	$5,420	$172,583	$54,838

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

United Rentals, Inc. (“Holdings” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URI. URI’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

The Company rents a broad array of equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Mexico. In addition to renting equipment, the Company sells used rental equipment, acts as a dealer for new equipment and sells related merchandise and contractor supplies, parts and service. The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the accompanying balance sheets are presented on an unclassified basis.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.    Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts. This allowance reflects the Company’s estimate of the amount of its receivables that it will be unable to collect.

Inventory

Inventory consists of equipment, merchandise and contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market and is net of a reserve for obsolescence and shrinkage of $5.5 million and $6.5 million at December 31, 2003 and 2002, respectively. Cost is determined, depending on the type of inventory, on either a weighted average or first-in, first-out method.

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired and was amortized on a straight-line basis over forty years prior to January 1, 2002. Goodwill is no longer amortized, but is tested on at least an annual basis for impairment, see Note 4.

Other Intangible Assets

Other intangible assets consists of non-compete agreements. The non-compete agreements are being amortized on a straight-line basis for periods ranging from three to eight years.

Long-Lived Assets

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, the Company assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no impairments recognized in these financial statements.

Derivative Financial Instruments

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. Derivative financial instruments are periodically used by the Company in the management of its interest rate and foreign currency exposures. Derivative financial instruments are not used for trading purposes.

Translation of Foreign Currency

Assets and liabilities of the Company’s subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the end of the year. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility, term loan, and receivables securitization are determined using current interest rates for similar instruments as of December 31, 2003 and 2002 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company’s other financial instruments at December 31, 2003 and 2002 are based upon available market information and are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Redeemable convertible preferred securities			$226,550	$126,324
Subordinated convertible debentures	$221,550	$183,887
Senior and senior subordinated notes	2,079,684	2,228,138	1,605,947	1,454,113
Other debt	45,779	42,739	61,984	57,041

Preferred Stock

The Company issued Series A Perpetual Convertible Preferred Stock (“Series A Preferred”) and Series B Perpetual Convertible Preferred Stock (“Series B Preferred”) in 1999 and included such preferred stock in stockholders’ equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders’ equity. This guidance indicates that preferred stock that would be subject to redemption on the occurrence of an event outside the control of the issuer may not be classified as equity and that the probability of the event occurring is not a factor to be considered. Under this guidance, the Series A Preferred and Series B Preferred would not be included in stockholders’ equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, the Company entered into an agreement effecting the exchange of new Series C Perpetual Convertible Preferred Stock (“Series C Preferred”) for the Series A Preferred and new Series D Perpetual Convertible Preferred Stock (“Series D Preferred”) for the Series B Preferred (see Note 12). The Series C Preferred and Series D Preferred stock is not subject to mandatory redemption on a hostile change of control, and is classified as stockholders’ equity under the SEC guidance.

The effect of the foregoing is that the Company’s perpetual convertible preferred stock is classified as stockholders’ equity as of September 28, 2001 and thereafter, but is classified outside of stockholders’ equity for earlier dates. Accordingly, the Company has restated the 2000 balance sheet to show its $430.8 million of perpetual convertible preferred stock under “Series A and B Preferred Stock” rather than under “Stockholders’ Equity.” The Company has also made a corresponding change to the related Consolidated Statements of Stockholders’ Equity. In all other respects, the financial statements remain unchanged, including total assets and liabilities, revenues, operating income, net income and earnings per share.

Revenue Recognition

Revenue related to the sale of equipment and merchandise is recognized at the time of delivery to, or pick-up by, the customer. Revenue related to equipment rental is recognized over the contract term.

Advertising Expense

The Company advertises primarily through trade publications and yellow pages. Advertising expense is recognized over the period of related benefit. Advertising expense was $8.4 million, $7.8 million and $11.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not realized in future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include restructuring charges, allowance for doubtful accounts, useful lives for depreciation, goodwill and other asset impairments, deferred income taxes, claim reserves, loss contingencies and fair values of financial instruments. Actual results could materially differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company’s largest customer in 2003 represented less than 1% of total revenues and no single customer represented greater than 1% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At December 31, 2003, the Company had six stock-based compensation plans (see Note 13). Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods or earlier upon acceleration of vesting. During 2003, the Company recognized increased amortization for the accelerated vesting of approximately 866,000 shares of restricted stock. The following table provides additional information related to the Company’s stock-based compensation arrangements for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31
	2003	2002	2001
Net income (loss), as reported	$(258,581)	$(397,825)	$111,256
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	20,281	6,980	3,613
Less: Stock-based compensation expense determined using the fair value method, net of tax	(22,869)	(11,402)	(11,798)

Pro forma net income (loss)	$(261,169)	$(402,247)	$103,071

Basic earnings (loss) available to common stockholders per share:
As reported	$(3.35)	$(4.78)	$1.54
Pro forma	$(3.38)	$(4.84)	$1.43
Diluted earnings (loss) available to common stockholders per share:
As reported	$(3.35)	$(4.78)	$1.18
Pro forma	$(3.38)	$(4.84)	$1.09

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted was $5.47, $5.57 and $7.34 during 2003, 2002 and 2001, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and therefore does not necessarily provide a single measure of fair value of options. The Company used a risk-free interest rate average of 1.81%, 2.01% and 3.74% in 2003, 2002 and 2001 respectively, a volatility factor for the market price of the Company’s common stock of 63%, 66% and 49% in 2003, 2002 and 2001, respectively, and a weighted-average expected life of options of approximately three years in 2003, 2002 and 2001. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options’ vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

Insurance

The Company is insured for general liability, automobile liability, workers’ compensation, and group medical claims up to a specified claim and aggregate amounts (subject to deductibles per occurrence of $2 million for general liability, $2 million for workers’ compensation and $3 million for automobile liability). Insured losses subject to this deductible are accrued based upon the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are not discounted.

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this standard on January 1, 2003, and reclassified a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require the Company to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. The Company adopted the disclosure portion of this standard as of December 31, 2002 and such adoption is reflected within this Note.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”, revised December 2003), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VIEs created after January 31, 2003. For entities created prior to February 1, 2003, the effective date of these requirements, which originally was July 1, 2003, had been deferred so as not to apply until the first period ending after December 15, 2003. Upon adoption of this standard, as of December 31, 2003, the Company deconsolidated a subsidiary trust that had issued convertible preferred securities. As a result of such deconsolidation, (i) the Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust, which had previously been reflected on the Company’s consolidated balance sheets, were removed from its consolidated balance sheets at December 31, 2003 and (ii) the subordinated convertible debentures that were issued to the subsidiary trust, which previously had been eliminated in the Company’s consolidated balance sheets, were no longer eliminated in its consolidated balance sheets at December 31, 2003. The carrying amount of the convertible preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the convertible preferred securities were reflected as a separate category prior to December 31, 2003. See Note 11. The adoption of this standard did not otherwise have a material effect on the Company’s statements of financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 did not have a material effect on the Company’s statements of financial position or operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires that financial instruments falling within the scope of this standard be classified as liabilities. This standard is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective with the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Company’s statements of financial position or results of operations.

3.    Acquisitions

The acquisitions completed during the years ended December 31, 2003, 2002 and 2001 include 1, 2, and 3 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates. The acquisition made in 2003 was insignificant to the Company’s operations.

On June 30, 2002, the Company acquired 35 rental locations from National Equipment Services, Inc. for initial consideration of approximately $111.6 million in cash, which was determined based primarily on the number of locations acquired and their financial performance. The acquisition of these rental locations, which offer trench safety equipment rental, was made to complement the Company’s existing network of rental locations. The results of operations of the acquisitions are included in the Company’s statement of operations as

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the date of acquisition. The initial consideration paid by the Company for the other 2002 acquisition was approximately $45.9 million in cash. The Company estimates that approximately $93.1 million of goodwill related to the 2002 acquisitions will be deductible for tax purposes.

The aggregate initial consideration paid by the Company for 2001 acquisitions that were accounted for as purchases was approximately $12.1 million and consisted of approximately $11.5 million in cash and $0.6 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness in the aggregate amount of approximately $4.9 million.

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

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2002 and 2001 as though each acquisition described above was made on January 1, 2001 (in thousands, except per share data).

	2002	2001
Revenues	$2,851,853	$3,000,196
Income (loss) before cumulative effect of change in accounting principle	(108,871)	114,023
Basic earnings (loss) available to common stockholders before cumulative effect of change in accounting principle per share	$(0.97)	$1.58

Diluted earnings (loss) available to common stockholders before cumulative effect of change in accounting principle per share	$(0.97)	$1.21

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

The acquisition made in 2003 had an insignificant impact on the Company’s pro forma results of operations for the year ended December 31, 2003. Therefore, pro forma results of operations for such year is not shown.

4.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for 2003 are as follows (in thousands):

Balance at December 31, 2002	$1,705,191
Impairment charges	(296,873)
Foreign currency translation and other adjustments	26,985
Goodwill related to acquisitions	2,506

Balance at December 31, 2003	$1,437,809

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accountants Standards Board (“FASB”). Under this standard, goodwill, which was previously amortized over 40

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years, is no longer amortized. The Company amortized approximately $58.4 million of goodwill in 2001. The Company’s approximately $3.2 million of other intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to periodically review its goodwill for impairment. In general, this means that the Company must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on its balance sheet. If the fair value of the goodwill is less than the recorded value, the Company is required to write off the excess goodwill as an expense.

The Company completed its initial impairment analysis in the first quarter of 2002 and recorded a non-cash charge of approximately $348.9 million ($288.3 million, net of tax). The charge associated with the initial impairment analysis is reflected on the Company’s statement of operations as a “Cumulative Effect of Change in Accounting Principle.” The Company completed subsequent impairment analyses in the fourth quarter of 2002 and fourth quarter of 2003 and recorded additional non-cash impairment charges. The additional charge in the fourth quarter of 2002 was approximately $247.9 million ($198.8 million, net of tax), and the additional charge in the fourth quarter of 2003 was approximately $296.9 million ($238.9 million, net of tax). These charges are reflected on the Company’s statement of operations as “goodwill impairment.”

The impairment charges recognized in 2003 and 2002 related to certain branches that decreased in value. The factors that negatively affected the value of these branches included the following: (i) continued weakness in non-residential construction spending which negatively affected the earnings of the Company’s branches and (ii) to a lesser extent, operational weakness at some branches and increased competition for some branches. Fair values used in impairment testing were based upon valuation techniques using multiples of earnings and revenues.

The Company is required to review its goodwill for further impairment at least annually. The Company tests for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of the Company’s branches has impairment as of the annual testing date or at any other date when an indicator of impairment may exist and even if there is no impairment for all the Company’s branches on an aggregate basis. In addition, the Company assesses impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a branch indicates impairment, a goodwill write-off is required even when the Company believes that branch’s future performance will be significantly better. The fact that the Company tests for impairment on a branch-by-branch basis and uses only historical financial data in assessing impairment increases the likelihood that the Company will be required to take additional non-cash goodwill write-offs in the future, although it cannot quantify at this time the magnitude of any future write-offs. Future goodwill write-offs, if required, may have a material adverse effect on the Company’s results.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of previously reported net income and earnings per share to adjusted net income and earnings per share excluding goodwill amortization is as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

	2003	2002	2001
Income (loss) before cumulative effect of change in accounting principle	$(258,581)	$(109,486)	$111,256
Goodwill amortization expense, net of tax			47,046

Adjusted income (loss) before cumulative effect of change in accounting principle	$(258,581)	$(109,486)	$158,302

Net income (loss)	$(258,581)	$(397,825)	$111,256
Goodwill amortization expense, net of tax			47,046

Adjusted net income (loss)	$(258,581)	$(397,825)	$158,302

Earnings (loss) per share—basic:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(0.98)	$1.54
Goodwill amortization expense, net of tax			0.65

Adjusted income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(0.98)	$2.19

Income (loss) available to common stockholders	$(3.35)	$(4.78)	$1.54
Goodwill amortization expense, net of tax			0.65

Adjusted income (loss) available to common stockholders	$(3.35)	$(4.78)	$2.19

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(0.98)	$1.18
Goodwill amortization expense, net of tax			0.49

Adjusted income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(0.98)	$1.67

Income (loss) available to common stockholders	$(3.35)	$(4.78)	$1.18
Goodwill amortization expense, net of tax			0.49

Adjusted income (loss) available to common stockholders	$(3.35)	$(4.78)	$1.67

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of December 31, 2003 were $18.2 million and $15.0 million, respectively, and as of December 31, 2002 were $17.0 million and $11.2 million, respectively. Amortization expense of other intangible assets was $4.2 million, $3.5 million and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted-average remaining period of amortization as of December 31, 2003 is approximately 14 months.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2004	$1,653
2005	867
2006	490
2007	95
2008	83
Thereafter	37

$3,225

5.    Restructuring Charges

The Company adopted a restructuring plan in 2001 and a second restructuring plan in 2002 as described below. In connection with these plans, the Company recorded a restructuring charge of $28.9 million in 2001 (including a non-cash component of approximately $10.9 million) and $28.3 million in the fourth quarter of 2002 (including a non-cash component of approximately $2.5 million).

The 2001 plan involved the following principal elements: (i) 31 underperforming branches were closed or consolidated with other locations, (ii) five administrative offices were closed or consolidated with other locations, (iii) the reduction of the Company’s workforce by 489 through the termination of branch and administrative personnel, and (iv) certain information technology hardware and software was no longer used.

The 2002 plan involved the following principal elements: (i) 40 underperforming branches and five administrative offices were closed or consolidated with other locations; (ii) the reduction of the Company’s workforce by 412 through the termination of branch and administrative personnel, and (iii) a certain information technology project was abandoned.

The costs to vacate facilities primarily represent the payment of obligations under leases offset by estimated sublease opportunities, the write-off of capital improvements made to such facilities and the write-off of related goodwill (only in 2001). The workforce reduction costs primarily represent severance. The information technology costs represent the payment of obligations under equipment leases relating to the abandonment of certain information technology projects.

The aggregate balance of the 2001 and 2002 charges was $17.3 million as of December 31, 2003. The Company estimates that approximately $6.8 million of this amount will be incurred by December 31, 2004 and approximately $10.5 million in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2002	Activity in 2003	Balance December 31, 2003
Costs to vacate facilities	$22,258	$7,298	$14,960
Workforce reduction costs	3,462	1,706	1,756
Information technology costs	1,395	782	613

	$27,115	$9,786	$17,329

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Rental Equipment

Rental equipment consists of the following:

	December 31
	2003	2002
	(In thousands)
Rental equipment	$2,957,506	$2,682,258
Less accumulated depreciation	(886,014)	(836,583)

Rental equipment, net	$2,071,492	$1,845,675

7.    Property and Equipment

Property and equipment consist of the following:

	December 31
	2003	2002
	(In thousands)
Land	$48,975	$46,623
Buildings	103,613	94,842
Transportation and equipment	290,533	278,853
Machinery and equipment	45,337	45,086
Furniture and fixtures	76,616	73,722
Leasehold improvements	74,651	70,545

	639,725	609,671
Less accumulated depreciation and amortization	(233,124)	(184,319)

Property and equipment, net	$406,601	$425,352

8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31
	2003	2002
	(In thousands)
Accrued incentive compensation	$26,808	$30,397
Accrued insurance	46,188	22,226
Accrued interest	48,866	49,639
Restructuring accrual	17,329	27,115
Deferred revenue	18,656	3,178
Other	68,933	54,524

	$226,780	$187,079

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Debt

Debt consists of the following:

	December 31
	2003	2002
	(In thousands)
Credit Facility, interest payable at a weighted average rate of 5.3% at December 31, 2003 and 2002	$52,592	$45,332
Term Loan, interest payable at 4.2% and at 4.8% at December 31, 2003 and 2002, respectively	639,033	639,033
9½% Senior Subordinated Notes, interest payable semi-annually		200,000
8.8% Senior Subordinated Notes, interest payable semi-annually		202,153
9¼% Senior Subordinated Notes, interest payable semi-annually	300,000	300,000
9% Senior Subordinated Notes, interest payable semi-annually	250,000	250,000
7¾% Senior Subordinated Notes, interest payable semi-annually	525,000
10¾% Senior Notes, interest payable semi-annually	860,934	653,795
1 7/8% Convertible Senior Subordinated Notes, interest payable semi-annually	143,750
Receivables securitization, interest payable at 2.2% at December 31, 2002		160,501
Other debt, including capital leases, interest payable at various rates ranging from 5% to 10% at December 31, 2003 and 2002, due through 2009	45,779	61,984

	$2,817,088	$2,512,798

Refinancing Transactions

Refinancing Transaction in 2001.    The Company refinanced outstanding secured indebtedness of approximately $1,664.5 million and obligations under a synthetic lease of $31.2 million with proceeds from a new senior secured credit facility and the issuance of senior notes. As a result of the refinancing, the Company recorded a charge of approximately $18.1 million ($11.3 million, net of tax), primarily related to the write-off of financing fees and a charge of approximately $7.8 million related to refinancing costs of the synthetic lease. These charges were recorded in other (income) expense, net.

Refinancing Transaction in 2002.    The Company used net proceeds from the issuance of senior notes to (i) repay approximately $99.7 million of outstanding indebtedness under the Company’s then existing term loan and (ii) repay approximately $99.7 million of outstanding borrowings under the revolving credit facility. As a result of the refinancing, the Company recorded in other (income) expense a charge of approximately $1.6 million ($0.9 million, net of tax) related to the write-off of financing fees.

Refinancing Transactions in 2003.    During the fourth quarter of 2003, the Company refinanced $405 million of its debt and bought-out equipment leases. As part of these transactions, the Company:

•	sold approximately $144 million of 1 7/8% Convertible Senior Subordinated Notes Due 2023;

•	sold $525 million of 7 3/4% Senior Subordinated Notes Due 2013;

•	redeemed $205 million principal amount of the Company’s outstanding 8.8% Senior Subordinated Notes Due 2008 (the “8.8% Notes”);

•	redeemed $200 million principal amount of the Company’s outstanding 9 1/2% Senior Subordinated Notes Due 2008 (the “9 1/2% Notes”); and

•	paid approximately $347 million for the buy-out of equipment leases.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the transactions discussed above, the Company recorded in other (income) expense a charge of $28.9 million ($17.1 million, net of tax) in connection with the redemption of the notes and a charge of $95.1 million ($57.7 million, net of tax) in connection with the buy-out of equipment leases. The charge relating to the redemption of notes primarily reflects the redemption price premium and the write-off of financing fees relating to such notes. The charge relating to the buy-out of equipment leases primarily reflects the excess of the buy-out price over the fair value of the equipment purchased, early termination fees and the write-off of financing fees related to such leases.

Refinancing Transactions in First Quarter of 2004.    During the first quarter of 2004, the Company refinanced approximately $2.1 billion of its debt. As part of this refinancing, the Company:

•	obtained a new senior secured credit facility to replace the senior secured credit facility the Company previously had in place;

•	sold $1 billion of 6 1/2% Senior Notes Due 2012;

•	sold $375 million of 7% Senior Subordinated Notes Due 2014;

•	repaid $639 million of term loans and $52 million of borrowings that were outstanding under the old credit facility;

•	repurchased $845 million principal amount of the Company’s 10 3/4% Senior Notes Due 2008 (the “10 3/4% Notes”), pursuant to a tender offer;

•	redeemed $300 million principal amount of the Company’s outstanding 9 1/4% Senior Subordinated Notes Due 2009 (the “9 1/4% Notes”); and

•	called for redemption $250 million principal amount of the Company’s outstanding 9% Senior Subordinated Notes Due 2009 (with such redemption scheduled to be completed on April 1, 2004).

In connection with the refinancings in the first quarter of 2004, the Company will incur aggregate pre-tax charges in 2004 of approximately $175 million to $185 million attributable to (i) the redemption premium for notes redeemed as part of the refinancing and (ii) the write-off of previously capitalized costs relating to the debt refinanced.

Information Concerning Debt Outstanding as of December 31, 2003

1 7/8% Convertible Senior Subordinated Notes.    In October and December 2003, URI issued approximately $144 million aggregate principal amount of 1 7/8% Convertible Senior Subordinated Notes (the “1 7/8% Convertible Notes”) which are due October 15, 2023. The net proceeds from the sale of the 1 7/8% Convertible Notes were approximately $140 million (after deducting the initial purchasers’ discount and offering expenses). The 1 7/8% Convertible Notes are unsecured and are guaranteed by Holdings. Holders of the 1 7/8% Convertible Notes may convert them into shares of Holding’s common stock prior to their maturity at a conversion price of approximately $25.67 per share (subject to adjustment in certain circumstances), unless the 1 7/8% Convertible Notes have previously been redeemed or repurchased, if (i) the price of Holding’s common stock reaches a specific threshold, (ii) the 1 7/8% Convertible Notes are called for redemption, (iii) specified corporate transactions occur or (iv) the trading price of the 1 7/8% Convertible Notes falls below certain thresholds. The 1 7/8% Convertible Notes mature on October 15, 2023 and may be redeemed by URI on or after October 20, 2010, at 100.0% of the principal amount. Holders of the 1 7/8% Convertible Notes may require URI to repurchase all or a portion of the 1 7/8% Convertible Notes in cash on each of October 15, 2010, October 15, 2013 and October 15, 2018 at 100% of the principal amount of the 1 7/8% Convertible Notes to be repurchased.

7 3/4% Senior Subordinated Notes.    In November 2003, URI issued $525 million aggregate principal amount of 7 3/4% Senior Subordinated Notes (the “7 3/4% Notes”) which are due November 15, 2013. The net proceeds from the sale of the 7 3/4% Notes were approximately $523 million (after deducting the initial purchasers’ discount and offering expenses). The 7 3/4% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 7 3/4% Notes mature on November 15, 2013

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and may be redeemed by URI on or after November 15, 2008, at specified redemption prices that range from 103.875% in 2008 to 100.0% in 2011 and thereafter. In addition, on or prior to November 15, 2006, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 7 3/4% Notes at a redemption price of 107.75%. The indenture governing the 7 3/4% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

10 3/4% Senior Notes.    The Company issued an aggregate of $860 million principal amount of 10 3/4% Notes which are due April 15, 2008 in three separate transactions in 2001, 2002 and 2003. As part of the refinancing transaction in the first quarter of 2004, the Company repurchased through a tender offer substantially all of the 10 3/4% Notes and, as a result, only approximately $15 million principal amount of these notes are outstanding as of March 1, 2004.

Other Senior Subordinated Notes.    The 9 1/4% Senior Subordinated Notes and the 9% Senior Subordinated Notes shown in the debt table above were redeemed or called for redemption as part of the 2004 refinancing described above and, as a result, are no longer outstanding.

Old Revolving Credit Facility.    As of December 31, 2003, the Company had a revolving credit facility that enabled URI to borrow up to $650 million on a revolving basis and enabled one of its Canadian subsidiaries to borrow up to $100 million (provided that the aggregate borrowings of URI and the Canadian subsidiary did not exceed $650 million). Up to $250 million of the revolving credit facility was available in the form of letters of credit ($187 million outstanding as of December 31, 2003). This facility was repaid and replaced by a new facility in connection with the 2004 refinancing described above.

Old Term Loan.    As of December 31, 2003, the Company had a $639 million term loan. This loan was repaid and replaced with a new term loan in connection with the 2004 refinancing described above.

Receivables Securitization.    On June 17, 2003, the Company obtained a new accounts receivable securitization facility under which one of its subsidiaries can borrow up to $250 million based upon a qualifying collateral pool of accounts receivable. Upon obtaining this facility, the Company terminated its existing accounts receivable securitization facility.

The borrowings under the new facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on the Company’s consolidated balance sheet. However, such assets are only available to satisfy the obligations of the borrower subsidiary. Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lenders’ only source of repayment;

•	prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings; and

•	after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings.

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus 1%. However, after expiration or early termination of the facility, outstanding borrowings will accrue interest at 0.5%

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus the greater of (i) the prime rate and (ii) the Federal Funds Rate plus 0.5%. The Company is also required to pay a commitment fee of 0.45% per annum in respect of undrawn commitments under the facility. As of December 31, 2003, there was no amount outstanding under the facility. As of December 31, 2002, the outstanding borrowings under the facility were approximately $160.5 million and the aggregate face amount of the receivables in the collateral pool was approximately $346.8 million.

The agreement governing this facility is scheduled to expire on September 30, 2006. However, the lenders under this facility, at their option, may terminate the facility earlier upon the occurrence of certain events, including: (i) the long-term senior secured debt rating of URI or, subject to certain conditions, Holdings, is downgraded to be at or below “B” by Standard & Poor’s Rating Services; (ii) the long-term senior unsecured debt rating of URI or, subject to certain conditions, Holdings, is downgraded to be at or below “CCC+” by Standard & Poor’s Rating Services; (iii) the long-term issuer rating of URI or, subject to certain conditions, Holdings, is downgraded to be at or below “Caa” by Moody’s Investors Service; (iv) the long-term senior implied rating of URI or, subject to certain conditions, Holdings, is downgraded to be at or below “B3” by Moody’s Investors Service; or (v) either Standard & Poor’s Rating Services or Moody’s Investors Service ceases to provide any such rating.

Information Concerning Debt Incurred Subsequent to December 31, 2003

7% Senior Subordinated Notes. In January 2004 as part of the refinancing in 2004 described above, URI issued $375 million aggregate principal amount of 7% Senior Subordinated Notes (the “7% Notes”) which are due February 15, 2014. The net proceeds from the sale of the 7% Notes were approximately $369 million (after deducting the initial purchasers’ discount and offering expenses). The 7% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 7% Notes mature on February 15, 2014 and may be redeemed by URI on or after February 15, 2009, at specified redemption prices that range from 103.5% in 2009 to 100.0% in 2012 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 7% Notes at a redemption price of 107.0%. The indenture governing the 7% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

6 1/2% Senior Notes.    In February 2004 as part of the refinancing in 2004 described above, URI issued $1 billion aggregate principal amount of 6 1/2% Senior Notes (the “6 1/2% Notes”) which are due February 15, 2012. The net proceeds from the sale of the 6 1/2% Notes were approximately $984 million (after deducting the initial purchasers’ discount and offering expenses). The 6 1/2% Notes are unsecured and are guaranteed by Holdings. The 6 1/2% Notes mature on February 15, 2012 and may be redeemed by URI on or after February 15, 2008, at specified redemption prices that range from 103.25% in 2008 to 100.0% in 2010 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 6 1/2% Notes at a redemption price of 106.5%. The indenture governing the 6 1/2% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets and (ix) sale-leaseback transactions.

New Credit Facility.    In the first quarter of 2004, as part of the refinancing in 2004 described above, the Company obtained a new senior secured credit facility. The new facility includes (i) a $650 million revolving credit facility, (ii) a $150 million institutional letter of credit facility and (iii) a $750 million term loan. The revolving credit facility, institutional letter of credit facility and term loan are governed by the same credit

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement. Set forth below is certain additional information concerning the revolving credit facility, institutional letter of credit facility and term loan.

Revolving Credit Facility.    The revolving credit facility enables URI to borrow up to $650 million on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 million (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650 million). A portion of the revolving credit facility, up to $250 million, is available in the form of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009.

Institutional Letter of Credit Facility (“ILCF”).    The ILCF provides for up to $150 million in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400 million. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011.

Term Loan.    The term loan will be obtained in two draws. An initial draw of $550 million was obtained upon the closing of the credit facility in February 2004, and an additional $200 million is expected to be obtained on April 1, 2004. Amounts repaid in respect of the term loan may not be reborrowed.

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1% of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and February 14, 2011 an amount equal to 23.5% of the original aggregate principal amount of the term loan.

Interest.    As of February 2004, borrowings by URI under the revolving credit facility accrue interest, at URI’s option, at either (A) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25%, or (B) an adjusted LIBOR rate plus a margin of 2.25%. The above interest rate margins are adjusted quarterly based on the Company’s Funded Debt to Cash Flow Ratio, up to the maximum margins described in the preceding sentence and down to minimum margins of 0.75% and 1.75% for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively.

As of February 2004, Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (A) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1% and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25%, or (B) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a margin of 2.25%. These above interest rate margins are adjusted quarterly based on the Company’s Funded Debt to Cash Flow Ratio, up to the maximum margins described in the preceding sentence and down to minimum margins of 0.75% and 1.75% for revolving loans based on the Canadian prime rate and the B/A rate, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

As of February 2004, borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25%, or (b) an adjusted LIBOR rate plus a margin of 2.25% (which margins may be reduced to 1.00% and 2.00%, respectively, for certain periods based on our Funded Debt to Cash Flow Ratio).

If at any time an event of default under the credit agreement exists, the interest rate applicable to each revolving loan and term loan will be based on the highest margins described above plus 2%.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

URI is required to pay a fee which accrues at the rate of 0.10% per annum on the amount of the ILCF. In addition, URI is required to pay participation fees and fronting fees in respect of letters of credit. For letters of credit obtained under the ILCF, these fees accrue at the rate of 2.25% and 0.25% per annum, respectively.

Covenants.    Under the agreement governing the Company’s senior secured credit facility, the Company is required to, among other things, satisfy certain financial tests relating to: (a) interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If the Company is unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require the Company to repay the outstanding borrowings under the credit facility. The Company is also subject to various other covenants under the agreements governing its credit facility and other indebtedness. These covenants limit or prohibit, among other things, the Company’s ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions.

Interest Rate Swap Agreements.    As of December 31, 2003, the Company had outstanding interest rate swap agreements that converted $1,160 million of its fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of; (i) $300 million of 9 1/4% senior subordinated notes through 2009, (ii) $210 million of December 2002 issued 10 3/4% senior notes through 2008, (iii) $200 million of April 2003 issued 10 3/4% senior notes through 2008, (iv) $200 million of 9% senior subordinated notes through 2009, and (v) $250 million of 7 3/4% senior subordinated notes through 2013.

Subsequent to December 31, 2003, as part of the refinancing in 2004 described above, the Company terminated certain of the swap agreements described above and entered into certain new swap agreements. As of March 1, 2004, the Company had swap agreements with an aggregate notional amount of $1,145 million. The effect of these agreements is to convert $1,145 million of the Company’s fixed rate notes to floating rate instruments. The fixed rate notes converted consist of: (i) $245 million of our 6 1/2% senior notes through 2012, (ii) $525 million of our 7 3/4% senior subordinated notes through 2013 and (iii) $375 million of our 7% senior subordinated notes through 2014. The Company’s swap agreements that convert its fixed rate notes to floating rate instruments are designated as fair value hedges. Changes in the fair values of the Company’s fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded on the statement of operations. There is no ineffectiveness related to the Company’s hedges.

Maturities.    Maturities of the Company’s debt for each of the next five years and thereafter at December 31, 2003, as adjusted to give effect to the refinancing transactions in the first quarter of 2004 described above, are as follows (in thousands):

2004	$25,501
2005	17,470
2006	13,233
2007	10,840
2008	23,644
Thereafter	2,909,290

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The provision for federal, state and provincial income taxes is as follows:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Domestic federal:
Current
Deferred	$(58,423)	$3,963	$75,180

	(58,423)	3,963	75,180
Domestic state:
Current	419	1,057	1,978
Deferred	(15,551)	(1,825)	4,138

	(15,132)	(768)	6,116

Total domestic	(73,555)	3,195	81,296
Foreign federal:
Current	1,878	1,529	1,626
Deferred	2,277	2,109	1,603

	4,155	3,638	3,229
Foreign provincial:
Current
Deferred	1,460	1,269	693

	1,460	1,269	693

Total foreign	5,615	4,907	3,922

	$(67,940)	$8,102	$85,218

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes and extraordinary item is as follows:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Computed tax at statutory tax rate	$(114,283)	$(35,483)	$68,737
State income taxes, net of federal tax benefit	(9,835)	(499)	3,824
Non-deductible goodwill	51,424	42,679	11,723
Other	4,754	1,405	934

	$(67,940)	$8,102	$85,218

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax assets (liabilities) are as follows:

	December 31
	2003	2002
	(In thousands)
Property and equipment	$(572,437)	$(539,431)
Intangibles	62,291	32,799
Reserves and allowances	53,768	57,057
Net operating loss and credit carryforwards	280,585	221,905
Other	10,741	2,083

	$(165,052)	$(225,587)

The deferred tax assets and liabilities at December 31, 2003 include the effects of certain reclassifications related to differences between the income tax provisions and tax returns for prior years. These reclassifications had no effect on net income. In addition to the deferred tax liabilities described above, the Company has reserves for certain tax-related matters resulting from its acquisitions.

For financial reporting purposes, income before income taxes and cumulative effect of change in accounting principle for the Company’s foreign subsidiaries was $5.1 million, $9.2 million and $8.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, unremitted earnings (deficit) of foreign subsidiaries were approximately $(2.2) million and $(1.7) million, respectively. Since it is the Company’s intention to indefinitely reinvest these earnings, no United States taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

The Company has net operating loss carryforwards (“NOL’s”) of $635 million for federal income tax purposes that expire through 2023. The Company has not recorded a valuation allowance against its deferred tax assets because it is deemed likely that such benefit will be realized in the future.

11.    Subordinated Convertible Debentures

In August 1998, a subsidiary trust (the “Trust”) of Holdings issued and sold in a private offering (the “Preferred Securities Offering”) $300 million of 30 year, 6 1/2% Convertible Quarterly Income Preferred Securities (the “Preferred Securities”). The Trust used the proceeds from the Preferred Securities Offering to purchase 6 1/2% convertible subordinated debentures due 2028 (the “Debentures”) from Holdings which resulted in Holdings receiving all of the net proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to URI. The Preferred Securities are non-voting securities, carry a liquidation value of $50 per security and are convertible into the Company’s common stock at an initial rate of 1.146 shares per security (equivalent to an initial conversion price of $43.63 per share). They are convertible at any time at the holders’ option and are redeemable, at the Company’s option, after three years, subject to certain conditions.

Holders of the Preferred Securities are entitled to preferential cumulative cash distributions from the Trust at an annual rate of 6 1/2% of the liquidation value, accruing from the original issue date and payable quarterly in arrears beginning February 1, 1999. The distribution rate and dates correspond to the interest rate and payment dates on the Debentures. Holdings may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the maturity date of the Debentures. If interest payments on the Debentures are deferred, so are the payments on the Preferred Securities. Under this circumstance, Holdings will be prohibited from paying dividends on any of its capital stock or making payments with respect to its debt that rank pari passu with or junior to the Debentures.

In accordance with FIN 46, the Company is considered to hold a variable interest in the Trust. Since no one party holds a majority of the Preferred Securities, the Company is not deemed to be the primary beneficiary. Additionally, the Trust’s common stock equity held by the Company would not be considered at risk and

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore, the common stock equity would not absorb any expected losses of the Trust. Accordingly, the Company does not have a significant variable interest in the Trust. Therefore, as of December 31, 2003, the Company deconsolidated the Trust upon adoption of FIN 46 thereby removing the amount previously recorded as Company-obligated mandatorily redeemable securities of a subsidiary trust and no longer eliminating the Debentures, the result of which is recognition of subordinated convertible debentures as a component of the Company’s liabilities. As of December 31, 2003, upon the deconsolidation of the Trust, the Company had recorded on its balance sheets, in prepaid expenses and other assets, an investment in the Trust of approximately $8.2 million.

Holdings has executed a guarantee with regard to payment of the Preferred Securities to the extent that the Trust has insufficient funds to make the required payments.

12.    Series A, B, C and D Preferred Stock

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

Series C Preferred and Series D Preferred.    There are 300,000 shares of the Company’s Series C Preferred outstanding and 150,000 shares of the Company’s Series D Preferred outstanding. The Series D Preferred includes 105,252 shares designated as Class D-l and 44,748 shares designated as Class D-2. The rights of the two classes of Series D Preferred are substantially the same, except that only the Class D-l has the voting rights described below.

Principal terms of the Series C Preferred and Series D Preferred include the following (subject to the special provisions described below that will apply in the event of certain Non-Approved Change of Control transactions): (i) each share is entitled to a liquidation preference of $1,000 per share; (ii) at holder’s option, each share of Series C Preferred is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference) and each share of Series D Preferred is convertible into 33 1/3 shares of common stock subject to adjustment (representing a conversion price of $30 per share based on the liquidation preference); (iii) the holders of the Series C Preferred and Series D Preferred (on an as converted basis) and the holders of the common stock vote together as a single class on all matters (except that the Series C Preferred may vote as a separate class as described in the next clause); (iv) the holders of the Series C Preferred, voting separately as a single class, may elect two directors (subject to reduction to one, if the shares of Series C Preferred owned by specified holders cease to represent, on an as converted basis, at least eight million shares of common stock, and reduction to zero, if such shares of Series C Preferred cease to represent at least four million shares of common stock), (v) there are no stated dividends on the Series C Preferred or Series D Preferred, but the Series C Preferred and Series D Preferred, on an as converted basis, will participate in any dividends declared on the common stock, (vi) upon the occurrence of specified change of control transactions, other than a Non-Approved Change of Control (as defined below), the Company must offer to redeem the Series C Preferred and Series D Preferred at a price per share equal to the liquidation preference plus an amount equal to 6.25% of the liquidation preference compounded annually from the date of the issuance of the Series A Preferred, in the case of the Series C Preferred, and the date of the issuance of the Series B Preferred, in the case of the Series D Preferred, to the redemption date, (vii) if the Company issues for cash common stock (or a series of preferred stock convertible into common stock) and the price for the common stock is below the conversion price of the Series C Preferred, then the Company must offer to repurchase a specified portion of the outstanding Series C Preferred at the price per share set forth in the preceding clause, and (viii) if the Company issues for cash common stock (or a series of preferred stock convertible into common stock) for a price for the common stock below the conversion price of the Series D Preferred, then the Company must offer to repurchase a specified portion of the outstanding Series D Preferred at the price per share specified in the second preceding clause.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Special Rights of Series C Preferred and Series D Preferred Upon Non-Approved Change of Control.    In general, a Non-Approved Change of Control transaction is a change of control transaction that the Board of Directors (the “Board”) has disapproved and which the Board has not facilitated by such actions as weakening or eliminating the Company’s Stockholder Rights Plan. If a Non-Approved Change of Control occurs, and the Board does not offer the holders of the Series C Preferred and Series D Preferred essentially the same redemption rights that apply to an Approved Change of Control transaction: (i) the holders of the Series C Preferred would elect a majority of the Board for a specified period, (ii) the holders of the Series C Preferred and Series D Preferred would be entitled to an additional 6.25% return on the liquidation preference, compounded annually from January 1999 for the Series C Preferred and from September 1999 for the Series D Preferred, (iii) after the holders of the common stock receive an amount equivalent to the liquidation preference, the holders of the Series C Preferred and Series D Preferred would share with the holders of the common stock, on an as converted basis, in any remaining amounts available for distribution, and (iv) the Series C Preferred and Series D Preferred would accrue dividends at a maximum annual rate, compounded annually, equal to 18% of the liquidation preference.

13.    Capital Stock

Warrants.    As of December 31, 2003 there were outstanding warrants to purchase an aggregate of 7,037,154 shares of common stock. The weighted average exercise price of the warrants is $11.78 per share. The warrants may be exercised through 2011 and there were 7,033,754 warrants exercisable as of December 31, 2003.

Common Stock Repurchase Program.    The Board has authorized a repurchase program under which the Company may, from time to time, repurchase shares of its common stock or securities convertible into its common stock. Under this program, the Company was given authority to make up to $200 million of purchases, during the period from May 2000 to May 2003, and up to $200 million of additional purchases, during the period from May 2003 to March 2005. Pursuant to this program, the Company (i) during 2001, repurchased and retired 1,350,600 shares of common stock at an aggregate cost of approximately $24.8 million (ii) during 2002, repurchased and retired 1,066,641 shares of common stock and repurchased 1,469,000 shares of its Preferred Securities at an aggregate cost of approximately $64.8 million for all the 2002 repurchases and (iii) during 2003, repurchased 100,000 shares of its Preferred Securities at an aggregate cost of approximately $3.6 million.

2001 Senior Stock Plan.    In June 2001, the Company’s shareholders approved the adoption of the 2001 Senior Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to our officers, directors and a limited number of key employees. The maximum number of shares of common stock that can be issued under the plan is 4,000,000. The Company records each share that is awarded under this plan at an amount not less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after June 5, 2011. As of December 31, 2003, 2,026,592 shares had been awarded under this plan at a weighted-average price of $23.79 per share with vesting periods up to ten years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board (or a committee appointed by the Board).

2001 Stock Plan.    In March 2001, the Company adopted the 2001 Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to certain employees (other than officers and directors) and others who render services to the Company. The maximum number of shares of common stock that can be issued under the plan is 2,000,000. The Company records each share that is awarded under this plan at an amount not less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after March 23, 2011. As of December 31, 2003, 1,712,677 shares had been awarded under this plan at a weighted-average price of $15.26 per share with vesting periods up to three and one-half years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board (or a committee appointed by the Board).

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records the issuance of common shares under the 2001 Senior Stock Plan and the 2001 Stock Plan at the quoted market price on the date of the grants. Amortization of deferred compensation is then recognized on a straight-line basis over the related vesting period. Amortization expense recognized for the years ended December 31, 2003 and 2002 for the awards of the above stock plans was approximately $26.4 million and $11.4 million, respectively.

1997 Stock Option Plan.    The Company’s 1997 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 5,000,000 shares of common stock. Some or all of such options may be “incentive stock options” within the meaning of the Internal Revenue Code. All officers, directors and employees of the Company and other persons who perform services on behalf of the Company are eligible to participate in this plan. Each option granted pursuant to this plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under this plan after August 31, 2007. As of December 31, 2003 and 2002, options to purchase an aggregate of 3,932,130 shares and 4,033,030 shares of common stock, respectively, were outstanding under this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1998 Stock Option Plan.    The Company’s 1998 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 4,200,000 shares of common stock. Some or all of the options issued under the 1998 Stock Option Plan may be “incentive stock options” within the meaning of the Internal Revenue Code. All officers, directors and a limited number of key employees of the Company and its subsidiaries are eligible to participate in the 1998 Stock Option Plan. Each option granted pursuant to the 1998 Stock Option Plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under the 1998 Stock Option Plan after August 20, 2008. As of December 31, 2003 and 2002, options to purchase an aggregate of 2,250,000 shares were outstanding pursuant to this plan to executive officers and directors. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1998 Supplemental Stock Option Plan.    The Company has adopted a stock option plan pursuant to which options, for up to an aggregate of 5,600,000 shares of common stock, may be granted to employees who are not officers or directors and to consultants and independent contractors who perform services for the Company or its subsidiaries. As of December 31, 2003 and 2002, options to purchase an aggregate of 4,519,421 shares and 4,752,565 shares of common stock, respectively, were outstanding pursuant to this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1997 Performance Award Plan.    Effective February 20, 1997, U.S. Rentals adopted the 1997 Performance Award Plan under which stock options and other awards could be granted to key employees and directors at prices and terms established by U.S. Rentals at the date of grant. The options expire in 2007. As a result of the Company’s merger with U.S. Rentals, all outstanding options to purchase shares of U.S. Rentals common stock became fully vested and were converted into options to purchase the Company’s common stock. As of December 31, 2003 and 2002, options to purchase an aggregate of 1,561,123 shares were outstanding pursuant to this plan.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the transactions within the Company’s stock option plans follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	17,096,095	$20.23
Granted	633,400	19.78
Exercised	(715,143)	14.24
Canceled	(592,338)	23.94

Outstanding at December 31, 2001	16,422,014	20.22
Granted	722,550	11.94
Exercised	(3,735,666)	17.32
Canceled	(812,180)	25.03

Outstanding at December 31, 2002	12,596,718	20.20
Granted	85,200	12.31
Exercised	(94,446)	12.46
Canceled	(324,798)	23.16

Outstanding as of December 31, 2003	12,262,674	$20.05

Exercisable at December 31, 2003	11,416,784	$20.49

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$5.00-$10.00	567,854	7.5 years	$9.69	243,406	$9.84
10.01-15.00	2,667,479	5.3 years	12.72	2,485,034	12.68
15.01-20.00	1,820,434	6.4 years	16.38	1,587,234	16.47
20.01-25.00	5,058,478	5.9 years	21.74	4,994,180	21.72
25.01-30.00	1,149,180	5.2 years	27.33	1,107,681	27.29
30.01-50.00	999,249	4.7 years	35.20	999,249	35.20

	12,262,674	5.7 years	20.05	11,416,784	20.49

At December 31, 2003 there were (i) 7,037,154 shares of common stock reserved for the exercise of warrants, (ii) 12,262,674 shares of common stock reserved for issuance pursuant to options granted under the Company’s stock option plans, (iii) 5,077,926 shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17,000,000 shares of common stock reserved for the issuance of Series C and Series D preferred stock, and (v) 5,802,845 shares of common stock reserved for the conversion of convertible debt.

Stockholders’ Rights Plan.    The Company adopted a Stockholders’ Rights Plan on September 28, 2001. This plan and other provisions of the Company’s charter and bylaws may have the effect of deferring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which the shareholders of the Company might otherwise receive a premium for their shares over then current market prices. The rights expire on September 27, 2011.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Accumulated Other Comprehensive Income

The following table sets forth the components of the Company’s accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation Adjustments	Derivatives Qualifying as Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2000	$(6,947)		$(6,947)
2001 activity	(16,137)	$(7,043)	(23,180)

Balance at December 31, 2001	(23,084)	(7,043)	(30,127)
2002 activity	2,484	795	3,279

Balance at December 31, 2002	(20,600)	(6,248)	(26,848)
2003 activity	45,699	6,248	51,947

Balance at December 31, 2003	$25,099		$25,099

15.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2003	2002	2001
	(In thousands, except share and per share data)
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$(258,581)	$(109,486)	$111,256
Plus: Liquidation preference in excess of amounts paid for convertible preferred securities	896	35,339

Income (loss) available to common stockholders	$(257,685)	$(74,147)	$111,256

Denominator:
Denominator for basic earnings per share-weighted-average shares	76,959,151	75,787,693	72,141,128
Effect of dilutive securities:
Employee stock options	431,481	1,162,530	1,507,820
Warrants	1,754,884	2,780,047	3,738,239
Series C Preferred	12,000,000	12,000,000	12,000,000
Series D Preferred	5,000,000	5,000,000	5,000,000

Denominator for dilutive earnings per share—adjusted weighted-average shares	96,145,516	96,730,270	94,387,187

Earnings (loss) per share-basic:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(0.98)	$1.54
Cumulative effect of change in accounting principle, net		(3.80)

Income (loss) available to common stockholders	$(3.35)	$(4.78)	$1.54

Earnings (loss) per share-diluted:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(0.98)	$1.18
Cumulative effect of change in accounting principle, net		(3.80)

Income (loss) available to common stockholders	$(3.35)	$(4.78)	$1.18

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The diluted share base for years where the numerator represents a loss excludes incremental weighted shares for the above-captioned “—Effect of dilutive securities” due to their antidilutive effect.

For the year ended December 31, 2003, the approximate 5.6 million shares that are potentially issuable upon conversion of all of the Company’s 1 7/8% Convertible Notes that were issued in 2003 are not included in the Company’s calculation of earnings per share because such notes are only convertible if specified conditions are satisfied and none of such conditions have to date been met. See Note 9 for further information. For the years ended December 31, 2003, 2002 and 2001, the shares that are potentially issuable upon conversion of the Preferred Securities are not included in the Company’s calculation of earnings per share because of their antidilutive effect. See Note 11 for further information.

16.    Commitments and Contingencies

Operating Leases

The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2003:

	Real Estate Leases	Rental Equipment Leases	Other Equipment Leases
	(In thousands)
2004	$66,139	$64,099	$23,384
2005	59,816	38,628	12,486
2006	54,750	41,558	9,181
2007	50,237	18,304	5,080
2008	40,449	8,737	3,272
Thereafter	102,966	4,523	382

	$374,357	$175,849	$53,785

As part of certain of its equipment operating leases, the Company guarantees that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. The use of these guarantees helps to lower the Company’s monthly operating lease payments. The Company does know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that it will be required to pay, if any, under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then the Company’s maximum potential liability under these guarantees would be approximately $36.5 million. This potential liability was not reflected on the Company’s balance sheet as of December 31, 2003, or any prior date.

The Company was the seller-lessee in sale-leaseback transactions with unrelated third parties in which it sold rental equipment for aggregate proceeds of $3.4 million in 2002 and rental equipment and real estate for aggregate proceeds of $51.0 million in 2001. For the 2002 transactions, the Company leased back the rental equipment for a minor period of one to eight months. For the 2001 transactions, the Company leased back the real estate over a 10-year period and the rental equipment for a minor period of one to eight months. The total gains related to these transactions in 2002 and 2001 were, respectively, approximately $1.5 million of which none was deferred and $21.6 million of which $1.4 million was deferred. The deferred gains are amortized over the respective lease periods on a straight-line basis.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $176.2 million, $185.0 million, and $170.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company’s real estate leases provide for varying terms, including leases subject to customary escalation clauses, and include 42 leases that are on a month-to-month basis and 30 leases that provide for a remaining term of less than one year and do not provide a renewal option.

Restricted Stock Awards

The Company has granted to employees other than executive officers and directors approximately 1,200,000 shares of restricted stock that contain the following provisions. The shares vest in 2004, 2005 or 2006 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, the Company has agreed to pay the holder the shortfall between the amount received and such specified amount. However, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $15.17 per share with respect to approximately 500,000 shares scheduled to vest in 2004, (ii) $27.26 per share with respect to approximately 300,000 shares scheduled to vest in 2005 and (iii) $9.18 per share with respect to approximately 400,000 shares scheduled to vest in 2006.

Employee Benefit Plans

The Company currently sponsors one defined contribution 401(k) retirement plan which is subject to the provisions of ERISA. The Company also sponsors a deferred profit sharing plan for the benefit of the full-time employees of its Canadian subsidiaries. Under these plans, the Company matches a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $5.0 million, $5.2 million, and $6.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Legal and Insurance Matters

The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, or insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company had accrued $46.2 million and $22.2 million at December 31, 2003 and 2002, respectively, to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims. The Company records claims related to recoveries from third parties when such recoveries are deemed realizable.

Environmental Matters

The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. The Company incurs ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company believes that such removal and remediation will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Related Party

The Company has from time to time purchased equipment from Terex Corporation (“Terex”) and expects to do so in the future. The chief executive officer and a director of Terex is also a director of the Company. The Company purchased equipment from Terex of approximately $85.2 million, $52.3 million and $16.6 million during 2003, 2002 and 2001, respectively. The increase from 2002 to 2003 was attributable to Terex’s acquisition of one of the Company’s existing suppliers towards the end of 2002.

18.    Segment Information

Each of the Company’s branch locations is an operating segment which consists of the rental and sales of equipment and related merchandise and parts. Certain of the Company’s branches also provide specialty traffic control services as a product line. Of the total revenues for these branches, the amount of revenue attributable to such traffic control services was $277.0 million, $291.6 million, and $272.2 million during the years ended December 31, 2003, 2002, and 2001, respectively. All of the Company’s branches have been aggregated into one reportable segment because they offer similar products and services in similar markets and the factors determining strategic decisions are comparable.

The Company operates in the United States, Canada and Mexico. Revenues are attributable to countries based upon the location of the customers. Geographic area information for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Revenues from external customers
Domestic	$2,669,321	$2,658,969	$2,740,694
Foreign	197,915	162,020	145,911

Total revenues from external customers	$2,867,236	$2,820,989	$2,886,605

Rental equipment, net
Domestic	$1,915,149	$1,713,406	$1,630,411
Foreign	156,343	132,269	116,771

Total consolidated rental equipment, net	$2,071,492	$1,845,675	$1,747,182

Property and equipment, net
Domestic	$388,901	$409,785	$393,541
Foreign	17,700	15,567	16,512

Total consolidated property and equipment, net	$406,601	$425,352	$410,053

Goodwill and other intangible assets, net
Domestic	$1,361,409	$1,588,066	$2,086,481
Foreign	79,625	122,946	121,220

Total consolidated goodwill and other intangible assets, net	$1,441,034	$1,711,012	$2,207,701

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Quarterly Financial Information (Unaudited)

Selected Financial Data

The following table of quarterly financial information has been prepared from unaudited financial statements of the Company, and reflects adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
For the year ended December 31, 2002:
Total revenues	$598,965	$744,759	$783,103	$694,162
Gross profit	179,208	253,262	245,747	208,060
Goodwill impairment				247,913
Restructuring charge				28,262
Income (loss) before cumulative effect of change in accounting principle	7,584	51,114	40,767	(208,951)
Cumulative effect of change in accounting principle	(288,339)
Net income (loss)	(280,755)	51,114	40,767	(208,951)
Income (loss) available to common stockholders before cumulative effect of change in accounting principle per share— basic	$0.17	$0.67	$0.53	$(2.33)
Income (loss) available to common stockholders before cumulative effect of change in accounting principle per share— diluted	0.13	0.51	0.43	(2.33)

For the year ended December 31, 2003:
Total revenues	$591,851	$728,056	$805,134	$742,196
Gross profit	153,989	223,066	258,559	212,355
Goodwill impairment				296,873
Net income (loss)	(8,723)	23,391	31,884	(305,135)
Income (loss) available to common stockholders per share—basic	$(0.11)	$0.30	$0.43	$(3.96)
Income (loss) available to common stockholders per share—diluted	$(0.11)	$0.25	$0.34	$(3.96)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URI, a wholly owned subsidiary of Holdings (the “Parent”), has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100%-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents		$42,066	$32,339	$5,044		$79,449
Accounts receivable, net		14,198	445,984	39,251		499,433
Intercompany receivable (payable)		434,759	(303,585)	(131,174)
Inventory		43,683	55,910	6,394		105,987
Prepaid expenses and other assets		32,981	73,648	3,363		109,992
Rental equipment, net		1,242,652	672,497	156,343		2,071,492
Property and equipment, net	$25,256	109,831	253,814	17,700		406,601
Investment in subsidiaries	1,337,169	2,066,111			$(3,395,127)	8,153
Goodwill and other intangible assets, net		315,419	1,045,990	79,625		1,441,034

	$1,362,425	$4,301,700	$2,276,597	$176,546	$(3,395,127)	$4,722,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$32,529	$106,814	$11,453		$150,796
Debt		2,758,417	6,079	52,592		2,817,088
Subordinated convertible debentures	$221,550					221,550
Deferred taxes		151,410	(805)	14,447		165,052
Accrued expenses and other liabilities		112,137	145,200	6,730	$(37,287)	226,780

Total liabilities	221,550	3,054,493	257,288	85,222	(37,287)	3,581,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock	5					5
Common stock	771					771
Additional paid-in capital	1,329,946	1,563,512	1,903,038	68,395	(3,534,945)	1,329,946
Deferred compensation	(25,646)					(25,646)
(Accumulated deficit) retained earnings	(189,300)	(316,305)	116,271	(2,170)	202,204	(189,300)
Accumulated other comprehensive income	25,099			25,099	(25,099)	25,099

Total stockholders’ equity	1,140,875	1,247,207	2,019,309	91,324	(3,357,840)	1,140,875

	$1,362,425	$4,301,700	$2,276,597	$176,546	$(3,395,127)	$4,722,141

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents			$16,908	$2,323		$19,231
Accounts receivable, net		$7,354	426,733	32,109		466,196
Intercompany receivable (payable)		604,962	(422,624)	(182,338)
Inventory		36,602	50,450	4,746		91,798
Prepaid expenses and other assets		42,158	79,323	1,326	$8,486	131,293
Rental equipment, net		1,003,791	709,615	132,269		1,845,675
Property and equipment, net	$25,765	137,713	246,307	15,567		425,352
Investment in subsidiaries	1,532,290	2,216,629			(3,748,919)
Goodwill and other intangible assets, net		243,529	1,344,537	122,946		1,711,012

	$1,558,055	$4,292,738	$2,451,249	$128,948	$(3,740,433)	$4,690,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$50,931	$139,922	$16,185		$207,038
Debt	$226,550	2,454,119	711	57,968	$(226,550)	2,512,798
Deferred taxes		226,392	(805)			225,587
Accrued expenses and other liabilities		58,968	115,430	8,699	3,982	187,079

Total liabilities	226,550	2,790,410	255,258	82,852	(222,568)	3,132,502
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					226,550	226,550
Stockholders’ equity:
Preferred stock	5					5
Common stock	765					765
Additional paid-in capital	1,341,290	1,562,410	1,901,936	68,395	(3,532,741)	1,341,290
Deferred compensation	(52,988)					(52,988)
Retained earnings (accumulated deficit)	69,281	(53,830)	294,055	(1,703)	(238,522)	69,281
Accumulated other comprehensive loss	(26,848)	(6,252)		(20,596)	26,848	(26,848)

Total stockholders’ equity	1,331,505	1,502,328	2,195,991	46,096	(3,744,415)	1,331,505

	$1,558,055	$4,292,738	$2,451,249	$128,948	$(3,740,433)	$4,690,557

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$940,424	$1,096,195	$140,843		$2,177,462
Sales of rental equipment		83,470	81,264	16,548		181,282
Sales of equipment and merchandise and other revenues		247,743	220,225	40,524		508,492

Total revenues		1,271,637	1,397,684	197,915		2,867,236
Cost of revenues:
Cost of equipment rentals, excluding depreciation		466,825	657,090	68,723		1,192,638
Depreciation of rental equipment		158,442	146,325	27,843		332,610
Cost of rental equipment sales		55,845	55,758	10,395		121,998
Cost of equipment and merchandise sales and other operating costs		178,489	163,661	29,872		372,022

Total cost of revenues		859,601	1,022,834	136,833		2,019,268

Gross profit		412,036	374,850	61,082		847,968
Selling, general and administrative expenses		203,772	217,948	29,627		451,347
Goodwill impairment			281,036	15,837		296,873
Non-rental depreciation and amortization	$8,709	30,473	27,030	3,088		69,300

Operating income (loss)	(8,709)	177,791	(151,164)	12,530		30,448
Interest expense	14,590	200,960	4,968	3,400	$(14,590)	209,328
Preferred dividends of a subsidiary trust					14,590	14,590
Other (income) expense, net		109,892	19,177	3,982		133,051

Income (loss) before provision (benefit) for income taxes	(23,299)	(133,061)	(175,309)	5,148		(326,521)
Provision (benefit) for income taxes	(9,028)	(64,527)		5,615		(67,940)

Income (loss) before equity in net earnings of subsidiaries	(14,271)	(68,534)	(175,309)	(467)		(258,581)
Equity in net loss of subsidiaries	(244,310)	(175,776)			420,086

Net income (loss)	$(258,581)	$(244,310)	$(175,309)	$(467)	$420,086	$(258,581)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$905,752	$1,133,860	$115,069		$2,154,681
Sales of rental equipment		98,156	61,577	16,446		176,179
Sales of equipment and merchandise and other revenues		237,603	222,021	30,505		490,129

Total revenues		1,241,511	1,417,458	162,020		2,820,989
Cost of revenues:
Cost of equipment rentals, excluding depreciation		419,854	661,794	55,961		1,137,609
Depreciation of rental equipment		152,163	151,619	21,766		325,548
Cost of rental equipment sales		62,689	44,037	10,095		116,821
Cost of equipment and merchandise sales and other operating costs		174,721	157,379	22,634		354,734

Total cost of revenues		809,427	1,014,829	110,456		1,934,712

Gross profit		432,084	402,629	51,564		886,277
Selling, general and administrative expenses		191,584	222,437	24,897		438,918
Goodwill impairment		81,494	159,802	6,617		247,913
Restructuring charge		8,362	17,962	1,938		28,262
Non-rental depreciation and amortization	$8,938	25,716	21,909	2,738		59,301

Operating income (loss)	(8,938)	124,928	(19,481)	15,374		111,883
Interest expense	18,206	183,882	7,567	4,512	$(18,206)	195,961
Preferred dividends of a subsidiary trust					18,206	18,206
Other (income) expense, net		12,874	(15,435)	1,661		(900)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(27,144)	(71,828)	(11,613)	9,201		(101,384)
Provision (benefit) for income taxes	(10,586)	(12,366)	26,195	4,859		8,102

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(16,558)	(59,462)	(37,808)	4,342		(109,486)
Cumulative effect of change in accounting principle		(86,598)	(168,078)	(33,663)		(288,339)

Income (loss) before equity in net earnings of subsidiaries	(16,558)	(146,060)	(205,886)	(29,321)		(397,825)
Equity in net loss of subsidiaries	(381,267)	(235,207)			616,474

Net income (loss)	$(397,825)	$(381,267)	$(205,886)	$(29,321)	$616,474	$(397,825)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$907,070	$1,201,439	$104,391		$2,212,900
Sales of rental equipment		63,612	70,331	13,158		147,101
Sales of equipment and merchandise and other revenues		244,020	254,222	28,362		526,604

Total revenues		1,214,702	1,525,992	145,911		2,886,605
Cost of revenues:
Cost of equipment rentals, excluding depreciation		376,634	626,867	50,134		1,053,635
Depreciation of rental equipment		150,619	149,868	20,476		320,963
Cost of rental equipment sales		38,702	42,088	7,952		88,742
Cost of equipment and merchandise sales and other operating costs		177,659	185,223	20,913		383,795

Total cost of revenues		743,614	1,004,046	99,475		1,847,135

Gross profit		471,088	521,946	46,436		1,039,470
Selling, general and administrative expenses		192,640	224,707	24,404		441,751
Restructuring charge		8,877	17,096	2,949		28,922
Non-rental depreciation and amortization	$7,862	42,012	51,014	5,875		106,763

Operating income (loss)	(7,862)	227,559	229,129	13,208		462,034
Interest expense	19,500	211,220	7,834	2,509	$(19,500)	221,563
Preferred dividends of a subsidiary trust					19,500	19,500
Other (income) expense, net		43,662	(21,202)	2,037		24,497

Income (loss) before provision (benefit) for income taxes and extraordinary item	(27,362)	(27,323)	242,497	8,662		196,474
Provision (benefit) for income taxes	(11,355)	(7,985)	100,636	3,922		85,218

Income (loss) before equity in net earnings of subsidiaries	(16,007)	(19,338)	141,861	4,740		111,256
Equity in net earnings of subsidiaries	127,263	146,601			(273,864)

Net income	$111,256	$127,263	$141,861	$4,740	$(273,864)	$111,256

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2003

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(6,724)	$212,226	$100,346	$36,458		$342,306
Cash flows from investing activities:
Purchases of rental equipment		(157,894)	(144,231)	(33,756)		(335,881)
Purchases of property and equipment	(7,866)	(10,949)	(21,421)	(1,808)		(42,044)
Proceeds from sales of rental equipment		83,470	81,264	16,548		181,282
Capital contributed to subsidiary	(1,102)				$1,102
Purchases of other companies		(5,420)				(5,420)
Buy-outs of equipment leases		(335,376)				(335,376)

Net cash used in investing activities	(8,968)	(426,169)	(84,388)	(19,016)	1,102	(537,439)
Cash flows from financing activities:
Proceeds from debt		888,016				888,016
Payments of debt	(3,575)	(598,223)	(527)	(15,105)	3,575	(613,855)
Payments of financing costs		(16,721)		(10)		(16,731)
Capital contributions by parent		1,102			(1,102)
Dividend distributions to parent		(18,165)			18,165
Proceeds from the exercise of common stock options and warrants	1,102					1,102
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(3,575)	(3,575)
Proceeds from dividends from subsidiary	18,165				(18,165)

Net cash provided by (used in) financing activities	15,692	256,009	(527)	(15,115)	(1,102)	254,957
Effect of foreign exchange rates				394		394

Net increase (decrease) in cash and cash equivalents		42,066	15,431	2,721		60,218
Cash and cash equivalents at beginning of period			16,908	2,323		19,231

Cash and cash equivalents at end of period		$42,066	$32,339	$5,044		$79,449

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,700	$201,270	$5,298	$3,423		$224,691
Cash paid for income taxes, net of refunds		$(4,123)		$1,149		$(2,974)
Supplemental disclosure of non-cash investing and financing activities:
Conversion of operating leases to capital leases
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$3,965				$3,965
Liabilities assumed		(50)				(50)

		3,915				3,915
Due to seller and other payments		1,505				1,505

Net cash paid		$5,420				$5,420

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2002

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(13,231)	$387,190	$111,072	$28,536	$4,342	$517,909
Cash flows from investing activities:
Purchases of rental equipment		(302,417)	(150,864)	(38,978)		(492,259)
Purchases of property and equipment	(4,975)	(9,088)	(23,054)	(1,482)		(38,599)
Proceeds from sales of rental equipment		98,156	61,577	16,446		176,179
Capital contributed to subsidiary	(63,755)				63,755
Purchases of other companies		(172,583)				(172,583)
Deposits on rental equipment purchases		(4,644)				(4,644)
In-process acquisition costs					(4,342)	(4,342)

Net cash used in investing activities	(68,730)	(390,576)	(112,341)	(24,014)	59,413	(536,248)
Cash flows from financing activities:
Proceeds from debt		505,567	82	2,667		508,316
Payments of debt	(38,111)	(483,081)	(1,703)	(6,944)	38,111	(491,728)
Proceeds from sale-leaseback
Payments of financing costs		(6,197)				(6,197)
Capital contributions by parent		63,755			(63,755)
Dividend distributions to parent		(83,043)			83,043
Shares repurchased and retired	(26,726)					(26,726)
Proceeds from the exercise of common stock options	63,755					63,755
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(38,111)	(38,111)
Proceeds from dividends from subsidiary	83,043				(83,043)

Net cash provided by (used in) financing activities	81,961	(2,999)	(1,621)	(4,277)	(63,755)	9,309
Effect of foreign exchange rates				935		935

Net increase (decrease) in cash and cash equivalents		(6,385)	(2,890)	1,180		(8,095)
Cash and cash equivalents at beginning of period		6,385	19,798	1,143		27,326

Cash and cash equivalents at end of period			$16,908	$2,323		$19,231

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,946	$181,045	$1,232	$10,976		$212,199
Cash paid for income taxes, net of refunds		$(3,115)		$1,661		$(1,454)
Supplemental disclosure of non-cash investing and financing activities:
Conversion of operating leases to capital leases		$31,451				$31,451
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$172,222				$172,222
Liabilities assumed		(4,705)				(4,705)

		167,517				167,517
Due to seller and other payments		5,066				5,066

Net cash paid		$172,583				$172,583

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2001

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(16,826)	$622,289	$97,695	$(8,933)	$2,485	$696,710
Cash flows from investing activities:
Purchases of rental equipment		(277,032)	(148,125)	(24,613)		(449,770)
Purchases of property and equipment	(2,674)	(13,159)	(28,214)	(3,501)		(47,548)
Proceeds from sales of rental equipment		63,612	70,331	13,158		147,101
Capital contributed to subsidiary	(10,417)				10,417
Purchases of other companies		(53,565)		(1,273)		(54,838)
Payments of contingent purchase price		(2,103)				(2,103)
In-process acquisition costs					(2,485)	(2,485)

Net cash used in investing activities	(13,091)	(282,247)	(106,008)	(16,229)	7,932	(409,643)
Cash flows from financing activities:
Proceeds from debt		2,008,644	65	44,758		2,053,467
Payments of debt		(2,292,186)	(1,687)	(6,634)		(2,300,507)
Proceeds from sale-leaseback		12,435				12,435
Payments of financing costs		(28,709)		(333)		(29,042)
Capital contributions by parent		10,417			(10,417)
Dividend distributions to parent		(44,258)			44,258
Shares repurchased and retired	(24,758)					(24,758)
Proceeds from the exercise of common stock options	10,417					10,417
Proceeds from dividends from subsidiary	44,258				(44,258)

Net cash provided by (used in) financing activities	29,917	(333,657)	(1,622)	37,791	(10,417)	(277,988)
Effect of foreign exchange rates				(16,137)		(16,137)

Net increase (decrease) in cash and cash equivalents		6,385	(9,935)	(3,508)		(7,058)
Cash and cash equivalents at beginning of period			29,733	4,651		34,384

Cash and cash equivalents at end of period		$6,385	$19,798	$1,143		$27,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,500	$197,315	$10,561	$3,009		$230,385
Cash paid for income taxes, net of refunds		$(31,122)		$323		$(30,799)
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$20,264		$1,201		$21,465
Liabilities assumed		(4,468)		(144)		(4,612)
Less:
Amounts paid through issuance of debt		(600)				(600)

		15,196		1,057		16,253
Due to seller and other payments		38,369		216		38,585

Net cash paid		$53,565		$1,273		$54,838

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Subsequent Events

During the first quarter of 2004, the Company acquired 843504 Alberta Ltd. (formerly known as Skyreach Equipment, Ltd.) which has annual revenues of approximately $40 million.

During the first quarter of 2004, the Company refinanced approximately $2.1 billion of its debt. See Note 9 for further information.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

United Rentals, Inc. (Parent Company of United Rentals (North America), Inc.)

We have audited the accompanying consolidated balance sheets of United Rentals (North America), Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the management of United Rentals (North America), Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals (North America), Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey

February 24, 2004

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(In thousands, except share data)
Assets
Cash and cash equivalents	$79,449	$19,231
Accounts receivable, net of allowance for doubtful accounts of $47,439 and $48,542 in 2003 and 2002, respectively	499,433	466,196
Inventory	105,987	91,798
Prepaid expenses and other assets	109,992	122,807
Rental equipment, net	2,071,492	1,845,675
Property and equipment, net	381,345	399,587
Goodwill, net	1,437,809	1,705,191
Other intangible assets, net	3,225	5,821

	$4,688,732	$4,656,306

Liabilities and Stockholder’s Equity
Liabilities:
Accounts payable	$150,796	$207,038
Debt	2,817,088	2,512,798
Deferred taxes	165,052	225,587
Accrued expenses and other liabilities	264,067	209,728

Total liabilities	3,397,003	3,155,151
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,582,935	1,581,833
Accumulated deficit	(316,305)	(53,830)
Accumulated other comprehensive income (loss)	25,099	(26,848)

Total stockholder’s equity	1,291,729	1,501,155

	$4,688,732	$4,656,306

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	(In thousands)
Revenues:
Equipment rentals	$2,177,462	$2,154,681	$2,212,900
Sales of rental equipment	181,282	176,179	147,101
Sales of equipment and merchandise and other revenues	508,492	490,129	526,604

Total revenues	2,867,236	2,820,989	2,886,605
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,192,638	1,137,609	1,053,635
Depreciation of rental equipment	332,610	325,548	320,963
Cost of rental equipment sales	121,998	116,821	88,742
Cost of equipment and merchandise sales and other operating costs	372,022	354,734	383,795

Total cost of revenues	2,019,268	1,934,712	1,847,135

Gross profit	847,968	886,277	1,039,470
Selling, general and administrative expenses	451,347	438,918	441,751
Goodwill impairment	296,873	247,913
Restructuring charge		28,262	28,922
Non-rental depreciation and amortization	60,591	50,363	98,901

Operating income	39,157	120,821	469,896
Interest expense	209,328	195,961	221,563
Other (income) expense, net	133,051	(900)	24,497

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(303,222)	(74,240)	223,836
Provision (benefit) for income taxes	(58,912)	18,688	96,573

Income (loss) before cumulative effect of change in accounting principle	(244,310)	(92,928)	127,263
Cumulative effect of change in accounting principle		(288,339)

Net income (loss)	$(244,310)	$(381,267)	$127,263

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount
	(In thousands except share amounts)
Balance, December 31, 2000	1,000		$1,507,661	$327,475		$(6,947)
Comprehensive income:
Net income:				127,263	$127,263
Other comprehensive income:
Foreign currency translation adjustments					(16,137)	(16,137)
Cumulative effect on equity of adopting FAS 133, net of tax of $1,784					(2,516)	(2,516)
Derivatives qualifying as hedges, net of tax $3,212					(4,527)	(4,527)

Comprehensive income					$104,083

Contributed capital from parent			10,417
Dividend distributions to parent				(44,258)

Balance, December 31, 2001	1,000		1,518,078	410,480		(30,127)
Comprehensive loss:
Net loss				(381,267)	$(381,267)
Other comprehensive income:
Foreign currency translation adjustments					2,484	2,484
Derivatives qualifying as hedges, net of tax					795	795

Comprehensive loss					$(377,988)

Contributed capital from parent			63,755
Dividend distributions to parent				(83,043)

Balance, December 31, 2002	1,000		1,581,833	(53,830)		$(26,848)
Comprehensive loss:
Net loss				(244,310)	$(244,310)
Other comprehensive income:
Foreign currency translation adjustments					45,699	45,699
Derivatives qualifying as hedges, net of tax					6,248	6,248

Comprehensive loss					$(192,363)

Contributed capital from parent			1,102
Dividend distributions to parent				(18,165)

Balance, December 31, 2003	1,000		$1,582,935	$(316,305)		$25,099

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(244,310)	$(381,267)	$127,263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	393,201	376,244	419,864
Gain on sales of rental equipment	(59,284)	(59,359)	(58,359)
Restructuring charge		2,497	10,893
Goodwill impairment	296,873	247,913
Debt refinancing	20,950		18,076
Cumulative effect of change in accounting principle, net		288,339
Deferred taxes	(56,799)	5,871	100,683
Changes in operating assets and liabilities:
Accounts receivable	(33,237)	(6,949)	24,888
Inventory	10,817	21,189	87,084
Prepaid expenses and other assets	21,159	3,601	11,657
Accounts payable	(56,242)	2,252	(58,713)
Accrued expenses and other liabilities	55,902	26,467	27,715

Net cash provided by operating activities	349,030	526,798	711,051

Cash Flows From Investing Activities:
Purchases of rental equipment	(335,881)	(492,259)	(449,770)
Purchases of property and equipment	(34,178)	(33,624)	(44,874)
Proceeds from sales of rental equipment	181,282	176,179	147,101
Buy-outs of equipment leases	(335,376)
Purchases of other companies	(5,420)	(172,583)	(54,838)
Payments of contingent purchase price			(2,103)
Deposits on rental equipment purchases		(4,644)

Net cash used in investing activities	(529,573)	(526,931)	(404,484)

Cash Flows From Financing Activities:
Capital contributions by Parent	1,102	63,755	10,417
Proceeds from debt	888,016	508,316	2,053,467
Payments on debt	(613,855)	(491,728)	(2,300,507)
Proceeds from sale-leaseback			12,435
Dividend distributions to Parent	(18,165)	(83,043)	(44,258)
Payments of financing costs	(16,731)	(6,197)	(29,042)

Net cash provided by (used in) financing activities	240,367	(8,897)	(297,488)
Effect of foreign exchange rates	394	935	(16,137)

Net increase (decrease) in cash and cash equivalents	60,218	(8,095)	(7,058)
Cash and cash equivalents at beginning of year	19,231	27,326	34,384

Cash and cash equivalents at end of year	$79,449	$19,231	$27,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$209,991	$193,253	$210,885
Cash paid for taxes, net of refunds	$(2,974)	$(1,454)	$(30,799)
Supplemental schedule of non cash investing and financing activities:
Conversion of operating leases to capital leases		$31,451
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,965	$172,222	$21,465
Liabilities assumed	(50)	(4,705)	(4,612)
Less:
Amounts paid through issuance of debt			(600)

	3,915	167,517	16,253
Due to seller and other payments	1,505	5,066	38,585

Net cash paid	$5,420	$172,583	$54,838

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

United Rentals (North America), Inc., (“URI”) and subsidiaries is a wholly owned subsidiary of United Rentals, Inc., which is principally a holding company (“Holdings” or “Parent”). References herein to the “Company” refer to URI and its subsidiaries.

Certain footnotes are not provided for the accompanying financial statements as the information in Notes 1 through 10, 14 and 16 through 18 to the consolidated financial statements of United Rentals, Inc. included elsewhere in this report is substantially equivalent to that required for the consolidated financial statements of URI and its subsidiaries. Earnings per share data is not provided for the operating results of URI and subsidiaries, as they are wholly owned subsidiaries of Holdings. URI’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

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

2.    Capital Stock and Contributions

At December 31, 2003, the Company had authorized 3,000 shares of its $0.01 par value common stock of which 1,000 shares were issued and outstanding. All of the issued and outstanding common shares of URI are owned by its Parent.

During the years 2003, 2002 and 2001, Holdings contributed the net proceeds from the exercise of common stock options to URI as shown in the statement of stockholder’s equity as contributed capital from parent.

3.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

Certain indebtedness of URI is guaranteed by substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”) but is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100%-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2003 and 2002, and for each of the three years

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the period ended December 31, 2003, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS

Cash and cash equivalents	$42,066	$32,339	$5,044		$79,449
Accounts receivable, net	14,198	445,984	39,251		499,433
Intercompany receivable (payable)	434,759	(303,585)	(131,174)
Inventory	43,683	55,910	6,394		105,987
Prepaid expenses and other assets	32,981	73,648	3,363		109,992
Rental equipment, net	1,242,652	672,497	156,343		2,071,492
Property and equipment, net	109,831	253,814	17,700		381,345
Investment in subsidiaries	2,066,111			$(2,066,111)
Intangible assets, net	315,419	1,045,990	79,625		1,441,034

	$4,301,700	$2,276,597	$176,546	$(2,066,111)	$4,688,732

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable	$32,529	$106,814	$11,453		$150,796
Debt	2,758,417	6,079	52,592		2,817,088
Deferred taxes	151,410	(805)	14,447		165,052
Accrued expenses and other liabilities	112,137	145,200	6,730		264,067

Total liabilities	3,054,493	257,288	85,222		3,397,003

Stockholder’s equity:
Common stock
Additional paid-in capital	1,563,512	1,903,038	68,395	$(1,952,010)	1,582,935
(Accumulated deficit) retained earnings	(316,305)	116,271	(2,170)	(114,101)	(316,305)
Accumulated other comprehensive income			25,099		25,099

Total stockholder’s equity	1,247,207	2,019,309	91,324	(2,066,111)	1,291,729

	$4,301,700	$2,276,597	$176,546	$(2,066,111)	$4,688,732

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS

Cash and cash equivalents		$16,908	$2,323		$19,231
Accounts receivable, net	$7,354	426,733	32,109		466,196
Intercompany receivable (payable)	604,962	(422,624)	(182,338)
Inventory	36,602	50,450	4,746		91,798
Prepaid expenses and other assets	42,158	79,323	1,326		122,807
Rental equipment, net	1,003,791	709,615	132,269		1,845,675
Property and equipment, net	137,713	246,307	15,567		399,587
Investment in subsidiaries	2,216,629			$(2,216,629)
Intangible assets, net	243,529	1,344,537	122,946		1,711,012

	$4,292,738	$2,451,249	$128,948	$(2,216,629)	$4,656,306

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable	$50,931	$139,922	$16,185		$207,038
Debt	2,454,119	711	57,968		2,512,798
Deferred taxes	226,392	(805)			225,587
Accrued expenses and other liabilities	58,968	115,430	8,699	$26,631	209,728

Total liabilities	2,790,410	255,258	82,852	26,631	3,155,151
Commitments and contingencies
Stockholder’s equity:
Common stock
Additional paid-in capital	1,562,410	1,901,936	68,395	(1,950,908)	1,581,833
(Accumulated deficit) retained earnings	(53,830)	294,055	(1,703)	(292,352)	(53,830)
Accumulated other comprehensive loss	(6,252)		(20,596)		(26,848)

Total stockholder’s equity	1,502,328	2,195,991	46,096	(2,243,260)	1,501,155

	$4,292,738	$2,451,249	$128,948	$(2,216,629)	$4,656,306

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations		Consolidated Total
	(In thousands)
Revenues:
Equipment rentals	$940,424	$1,096,195	$140,843	$		$2,177,462
Sales of rental equipment	83,470	81,264	16,548			181,282
Sales of equipment and merchandise and other revenues	247,743	220,225	40,524			508,492

Total revenues	1,271,637	1,397,684	197,915			2,867,236
Cost of revenues:
Cost of equipment rentals, excluding depreciation	466,825	657,090	68,723			1,192,638
Depreciation of rental equipment	158,442	146,325	27,843			332,610
Cost of rental equipment sales	55,845	55,758	10,395			121,998
Cost of equipment and merchandise sales and other operating costs	178,489	163,661	29,872			372,022

Total cost of revenues	859,601	1,022,834	136,833			2,019,268

Gross profit	412,036	374,850	61,082			847,968
Selling, general and administrative expenses	203,772	217,948	29,627			451,347
Goodwill impairment		281,036	15,837			296,873
Non-rental depreciation and amortization	30,473	27,030	3,088			60,591

Operating income	177,791	(151,164)	12,530			39,157
Interest expense	200,960	4,968	3,400			209,328
Other (income) expense, net	109,892	19,177	3,982			133,051

Income (loss) before provision (benefit) for income taxes	(133,061)	(175,309)	5,148			(303,222)
Provision (benefit) for income taxes	(64,527)		5,615			(58,912)

Income (loss) before equity in net earnings of subsidiaries	(68,534)	(175,309)	(467)			(244,310)
Equity in net loss of subsidiaries	(175,776)				$175,776

Net income (loss)	$(244,310)	$(175,309)	$(467)		$175,776	$(244,310)

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals	$905,752	$1,133,860	$115,069		$2,154,681
Sales of rental equipment	98,156	61,577	16,446		176,179
Sales of equipment and merchandise and other revenues	237,603	222,021	30,505		490,129

Total revenues	1,241,511	1,417,458	162,020		2,820,989
Cost of revenues:
Cost of equipment rentals, excluding depreciation	419,854	661,794	55,961		1,137,609
Depreciation of rental equipment	152,163	151,619	21,766		325,548
Cost of rental equipment sales	62,689	44,037	10,095		116,821
Cost of equipment and merchandise sales and other operating costs	174,721	157,379	22,634		354,734

Total cost of revenues	809,427	1,014,829	110,456		1,934,712

Gross profit	432,084	402,629	51,564		886,277
Selling, general and administrative expenses	191,584	222,437	24,897		438,918
Goodwill impairment	81,494	159,802	6,617		247,913
Restructuring charge	8,362	17,962	1,938		28,262
Non-rental depreciation and amortization	25,716	21,909	2,738		50,363

Operating income	124,928	(19,481)	15,374		120,821
Interest expense	183,882	7,567	4,512		195,961
Other (income) expense, net	12,874	(15,435)	1,661		(900)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(71,828)	(11,613)	9,201		(74,240)
Provision (benefit) for income taxes	(12,366)	26,195	4,859		18,688

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(59,462)	(37,808)	4,342		(92,928)
Cumulative effect of change in accounting principle, net of tax	(86,598)	(168,078)	(33,663)		(288,339)

Income (loss) before equity in net earnings of subsidiaries	(146,060)	(205,886)	(29,321)		(381,267)
Equity in net loss of subsidiaries	(235,207)			$235,207

Net income (loss)	$(381,267)	$(205,886)	$(29,321)	$235,207	$(381,267)

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals	$907,070	$1,201,439	$104,391		$2,212,900
Sales of rental equipment	63,612	70,331	13,158		147,101
Sales of equipment and merchandise and other revenues	244,020	254,222	28,362		526,604

Total revenues	1,214,702	1,525,992	145,911		2,886,605
Cost of revenues:
Cost of equipment rentals, excluding depreciation	376,634	626,867	50,134		1,053,635
Depreciation of rental equipment	150,619	149,868	20,476		320,963
Cost of rental equipment sales	38,702	42,088	7,952		88,742
Cost of equipment and merchandise sales and other operating costs	177,659	185,223	20,913		383,795

Total cost of revenues	743,614	1,004,046	99,475		1,847,135

Gross profit	471,088	521,946	46,436		1,039,470
Selling, general and administrative expenses	192,640	224,707	24,404		441,751
Restructuring charge	8,877	17,096	2,949		28,922
Non-rental depreciation and amortization	42,012	51,014	5,875		98,901

Operating income	227,559	229,129	13,208		469,896
Interest expense	211,220	7,834	2,509		221,563
Other (income) expense, net	43,662	(21,202)	2,037		24,497

Income (loss) before provision (benefit) for income taxes	(27,323)	242,497	8,662		223,836
Provision (benefit) for income taxes	(7,985)	100,636	3,922		96,573

Income (loss) before equity in net earnings of subsidiaries	(19,338)	141,861	4,740		127,263
Equity in net earnings of subsidiaries	146,601			$(146,601)

Net income	$127,263	$141,861	$4,740	$(146,601)	$127,263

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2003

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net cash provided by operating activities	$212,226	$100,346	$36,458		$349,030
Cash flows from investing activities:
Purchases of rental equipment	(157,894)	(144,231)	(33,756)		(335,881)
Purchases of property and equipment	(10,949)	(21,421)	(1,808)		(34,178)
Proceeds from sales of rental equipment	83,470	81,264	16,548		181,282
Purchases of other companies	(5,420)				(5,420)
Buy-outs of equipment leases	(335,376)				(335,376)

Net cash used in investing activities	(426,169)	(84,388)	(19,016)		(529,573)
Cash flows from financing activities:
Dividend distributions to parent	(18,165)				(18,165)
Proceeds from debt	888,016				888,016
Repayments of debt	(598,223)	(527)	(15,105)		(613,855)
Payments of financing costs	(16,721)		(10)		(16,731)
Capital contributions by parent	1,102				1,102

Net cash provided by (used in) financing activities	256,009	(527)	(15,115)		240,367
Effect of foreign exchange rates			394		394

Net increase (decrease) in cash and cash equivalents	42,066	15,431	2,721		60,218
Cash and cash equivalents at beginning of period		16,908	2,323		19,231

Cash and cash equivalents at end of period	$42,066	$32,339	$5,044		$79,449

Supplemental disclosure of cash flow information:
Cash paid for interest	$201,270	$5,298	$3,423		$209,991
Cash paid for income taxes	$(4,123)		$1,149		$(2,974)
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,965				$3,965
Liabilities assumed	(50)				(50)

	3,915				3,915
Due to seller and other payments	1,505				1,505

Net cash paid	$5,420				$5,420

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2002

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net cash provided by operating activities	$387,190	$111,072	$28,536		$526,798
Cash flows from investing activities:
Purchases of rental equipment	(302,417)	(150,864)	(38,978)		(492,259)
Purchases of property and equipment	(9,088)	(23,054)	(1,482)		(33,624)
Proceeds from sales of rental equipment	98,156	61,577	16,446		176,179
Purchases of other companies	(172,583)				(172,583)
Deposits on rental equipment purchases	(4,644)				(4,644)

Net cash used in investing activities	(390,576)	(112,341)	(24,014)		(526,931)
Cash flows from financing activities:
Dividend distributions to parent	(83,043)				(83,043)
Proceeds from debt	505,567	82	2,667		508,316
Repayments of debt	(483,081)	(1,703)	(6,944)		(491,728)
Payments of financing costs	(6,197)				(6,197)
Capital contributions by parent	63,755				63,755

Net cash provided by (used in) financing activities	(2,999)	(1,621)	(4,277)		(8,897)
Effect of foreign exchange rates			935		935

Net increase (decrease) in cash and cash equivalents	(6,385)	(2,890)	1,180		(8,095)
Cash and cash equivalents at beginning of period	6,385	19,798	1,143		27,326

Cash and cash equivalents at end of period		$16,908	$2,323		$19,231

Supplemental disclosure of cash flow information:
Cash paid for interest	$181,045	$1,232	$10,976		$193,253
Cash paid for income taxes	$(3,115)		$1,661		$(1,454)
Supplemental disclosure of non-cash investing and financing activities:
Conversion of operating leases to capital leases	$31,451				$31,451
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$172,222				$172,222
Liabilities assumed	(4,705)				(4,705)

	167,517				167,517
Due to seller and other payments	5,066				5,066

Net cash paid	$172,583				$172,583

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2001

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net cash provided by operating activities	$622,289	$97,695	$(8,933)		$711,051
Cash flows from investing activities:
Purchases of rental equipment	(277,032)	(148,125)	(24,613)		(449,770)
Purchases of property and equipment	(13,159)	(28,214)	(3,501)		(44,874)
Proceeds from sales of rental equipment	63,612	70,331	13,158		147,101
Payments of contingent purchase price	(2,103)				(2,103)
Purchases of other companies	(53,565)		(1,273)		(54,838)

Net cash used in investing activities	(282,247)	(106,008)	(16,229)		(404,484)
Cash flows from financing activities:
Dividend distributions to parent	(44,258)				(44,258)
Proceeds from debt	2,008,644	65	44,758		2,053,467
Repayments of debt	(2,292,186)	(1,687)	(6,634)		(2,300,507)
Proceeds from sale-leaseback	12,435				12,435
Payments of financing costs	(28,709)		(333)		(29,042)
Capital contributions by parent	10,417				10,417

Net cash provided by (used in) financing activities	(333,657)	(1,622)	37,791		(297,488)
Effect of foreign exchange rates			(16,137)		(16,137)

Net increase (decrease) in cash and cash equivalents	6,385	(9,935)	(3,508)		(7,058)
Cash and cash equivalents at beginning of period		29,733	4,651		34,384

Cash and cash equivalents at end of period	$6,385	$19,798	$1,143		$27,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$197,315	$10,561	$3,009		$210,885
Cash paid for income taxes	$(31,122)		$323		$(30,799)
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$20,264		$1,201		$21,465
Liabilities assumed	(4,468)		(144)		(4,612)
Less:
Amounts paid through issuance of debt	(600)				(600)

	15,196		1,057		16,253
Due to seller and other payments	38,369		216		38,585

Net cash paid	$53,565		$1,273		$54,838

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors

United Rentals, Inc.

We have audited the consolidated financial statements of United Rentals, Inc. as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 24, 2004, included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

MetroPark, New Jersey

February 24, 2004

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNITED RENTALS, INC.

CONDENSED BALANCE SHEET

	December 31
	2003	2002
	(in thousands)
ASSETS
Property and equipment, net	$25,256	$25,765
Investment in and advances to subsidiaries	1,337,169	1,532,290

	$1,362,425	$1,558,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Subordinated convertible debentures	$221,550	$226,550

Total liabilities	221,550	226,550

Commitments and contingencies

Stockholders’ equity:
Preferred stock	5	5
Common stock	771	765
Additional paid-in capital	1,329,946	1,341,290
Deferred compensation	(25,646)	(52,988)
(Accumulated deficit) retained earnings	(189,300)	69,281
Accumulated other comprehensive income (loss)	25,099	(26,848)

Total stockholders’ equity	1,140,875	1,331,505

	$1,362,425	$1,558,055

See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNITED RENTALS, INC.

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	(In thousands)
Non-rental depreciation and amortization	$8,709	$8,938	$7,862

Operating loss	(8,709)	(8,938)	(7,862)
Interest expense	14,590	18,206	19,500

Loss before benefit for income taxes	(23,299)	(27,144)	(27,362)
Benefit for income taxes	9,028	10,586	11,355

Net loss before equity in earnings of subsidiaries	(14,271)	(16,558)	(16,007)
Equity in earnings (loss) of subsidiaries	(244,310)	(381,267)	127,263

Net income (loss)	$(258,581)	$(397,825)	$111,256

See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNITED RENTALS, INC.

CONDENSED CASH FLOW INFORMATION

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net cash used in operating activities	$(6,724)	$(13,231)	$(16,826)
Cash flows from investing activities:
Purchase of property and equipment	(7,866)	(4,975)	(2,674)
Capital contributed to subsidiary	(1,102)	(63,755)	(10,417)

Net cash used in investing activities	(8,968)	(68,730)	(13,091)
Cash flows from financing activities:
Payments of debt	(3,575)	(38,111)
Shares repurchased and retired		(26,726)	(24,758)
Proceeds from the exercise of stock options	1,102	63,755	10,417
Proceeds from dividends from subsidiary	18,165	83,043	44,258

Net cash provided by financing activities	15,692	81,961	29,917

Net change in cash and cash equivalents
Cash and cash equivalents at beginning of period

Cash and cash equivalents at end of period

See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNITED RENTALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

United Rentals, Inc. is principally a holding company (“Holdings”) and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries. In the parent company-only financial statements, Holdings investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

2.    Debt

See Note 11 to the Consolidated Financial Statements for information concerning debt.

3.    Guarantee

See Note 11 to the Consolidated Financial Statements for information concerning the guarantee.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Other
	(In thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts	$48,542	$32,274	$(2,282	)(a)	$31,095	(d)	$47,439
Reserve for inventory obsolescence and shrinkage	6,458	6,387			7,296	(e)	5,549
Insurance reserves	22,226	131,993			108,031	(f)	46,188

Year ended December 31, 2002:
Allowance for doubtful accounts	$47,744	$36,791	$(1,378	)(a)	$34,615	(d)	$48,542
Reserve for inventory obsolescence and shrinkage	9,395	10,586	910	(b)	14,433	(e)	6,458
Insurance reserves	18,559	105,957	6,232	(c)	108,522	(f)	22,226

Year ended December 31, 2001:
Allowance for doubtful accounts	$55,624	$31,194	$906	(a)	$39,980	(d)	$47,744
Reserve for inventory obsolescence and shrinkage	15,461	9,229	544	(b)	15,839	(e)	9,395
Insurance reserves	15,428	87,238			84,107	(f)	18,559

(a)	Represents allowance for doubtful accounts established through acquisitions offset, in the case of 2003 and 2002, for reductions to the allowance through purchase accounting.
(b)	Represents reserve for inventory obsolescence and shrinkage assumed through acquisitions.
(c)	Represents reclassification to other assets of receivable claims.
(d)	Represents write-offs of accounts, net of recoveries.
(e)	Represents write-offs of inventory items.
(f)	Represents payments.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on such evaluation, except for the deficiencies described below, which have been corrected, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the disclosure controls and procedures were reasonably designed and effective at the reasonable assurance level to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation and audit of our consolidated financial statements included in this Report, we became aware of certain weaknesses in our internal controls. We believe that these weaknesses did not affect the accuracy of our financial statements included in this report. However, they represented a significant deficiency in our internal controls as of December 31, 2003. In order to correct this deficiency, we are taking the following actions: (i) reinforce compliance with existing processes and procedures relating to the financial statement close process and implement additional processes and procedures relating thereto and (ii) expand and enhance the periodic review process by our company’s financial and accounting personnel. We believe that the foregoing actions, which have been completed, will fully correct the deficiency.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the applicable information in the 2004 Proxy Statement, including the information set forth under the captions “Election of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Conduct”. The “2004 Proxy Statement” refers to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 30, 2004.

Item 11.    Executive and Director Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2004 Proxy Statement, including the information set forth under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference to the applicable information in the 2004 Proxy Statement, including the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management”.

The Company has six equity compensation plans as of December 31, 2003. See note 13 to the Notes to Consolidated Financial Statements of the Company included in this Report for additional information regarding these plans. The following table gives information about the Company’s equity compensation plans as of December 31, 2003.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	7,743,253	$19.33	2,286,614
Equity compensation plans not approved by stockholders	4,519,421	$21.27	446,285

	12,262,674		2,732,899

The Company’s equity compensation plans that have not been approved by its stockholders are the 2001 Stock Plan and the 1998 Supplemental Stock Option Plan. For further information about these plans, see note 13 to the Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2004 Proxy Statement, including the information set forth under the caption “Certain Transactions”.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2004 Proxy Statement including the information set forth under “Information Concerning Fees Paid to Auditors.”

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(l)	Consolidated Financial Statements:

Report of Independent Auditors

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2003 and 2002

United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Report of Independent Auditors

United Rentals (North America), Inc. Consolidated Balance Sheets—December 31, 2003 and 2002

United Rentals (North America), Inc. Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

United Rentals (North America), Inc. Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2003, 2002, and 2001

United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

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

(a)(3) Exhibits

Exhibit Number		Description of Exhibit

2	(a)	Amended and Restated Agreement and Plan of Merger dated as of August 31, 1998, among United Rentals, Inc., UR Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4	(a)	Form of certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)

4	(b)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(c)	Amended and Restated Trust Agreement dated August 5, 1998 among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(d)	Indenture dated August 5, 1998 by and between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

Exhibit Number		Description of Exhibit

4	(e)	Guarantee Agreement dated August 5, 1998 between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(f)	Form of Certificate representing 6 1/2% Convertible Quarterly Income Preferred Securities (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(g)	Form of Certificate representing 6 1/2% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(h)*	SupplementalIndenture dated as of January 30, 2004, among United Rentals (North America), Inc., United Rentals, Inc. and the Guarantors named therein, to Indenture dated as of December 24, 2002

4	(i)*	SupplementalIndenture dated as of January 30, 2004, among United Rentals (North America), Inc., United Rentals, Inc. and the Guarantors named therein, to Indenture dated as of April 20, 2001

4	(j)	Indenture dated as of April 20, 2001 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(b) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 2001)

4	(k)	Indenture dated as of December 24, 2002, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to exhibit 4(a) of United Rentals (North America), Inc. Registration Statement on Form S-4, Registration No. 333-103744-09)

4	(l)	Indenture dated October 31, 2003 among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(m)	Indenture dated November 12, 2003 among United Rentals (North America), Inc., the Guarantors named therein, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(n)	Indenture dated as of January 28, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(o)	Indenture dated as of February 17, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(p)	Form of Registration Rights Agreement relating to the Series B Perpetual Convertible Preferred Stock between United Rentals, Inc. and Chase Equity Associates, LP (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

4	(q)	Amended and Restated Registration Rights Agreement relating to Series A Perpetual Convertible Preferred Stock and Series B Perpetual Convertible Preferred Stock among United Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV, LP and Apollo Overseas Partners IV, LP (incorporated by reference to exhibit D of the United Rentals, Inc. Proxy Statement dated July 22, 1999)

4	(r)	Registration Rights Agreement dated as of April 20, 2001, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 10(d) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 2001)

Exhibit Number		Description of Exhibit

4	(s)	Registration Rights Agreement dated as of December 24, 2002, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to exhibit 4(b) of United Rentals (North America), Inc. Registration Statement on Form S-4, Registration No. 333-103744-09)

4	(t)	Registration Rights Agreement dated as of April 9, 2003, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

4	(u)	Registration Rights Agreement dated as of October 31, 2003, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and the initial purchasers named therein (incorporated by reference to Exhibit 4(c) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(v)	Registration Rights Agreement dated as of November 12, 2003, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4(d) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(w)	Registration Rights Agreement dated as of January 28, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(x)	Registration Rights Agreement dated as of February 17, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(a)	Amended and Restated Credit Agreement dated as of February 13, 2004, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. l), ULC, the lenders party thereto, JPMorgan Chase Bank, as US Administrative Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.5 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(b)*	Form of Warrant Agreement (incorporated by reference to exhibit 10(c) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡(1), together with an Amendment thereto dated December 4, 2003*

10	(c)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10(f) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(d)	1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(e)	1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)‡

10	(f)	1998 Supplemental Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to the United Rentals, Inc. Registration Statement on Form S-8, No. 333-70345)

10	(g)	2001 Senior Stock Plan of United Rentals, Inc. (incorporated by reference to Appendix B to United Rentals, Inc. Definitive Proxy Statement dated April 30, 2001)‡

10	(h)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458)‡

10	(i)	Deferred Compensation Plan for Directors of United Rentals, Inc. (incorporated by reference to exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2002)‡

10	(j)	Employment Agreement with John N. Milne, dated as of September 19, 1997 (incorporated by reference to exhibit 10(h) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

Exhibit Number		Description of Exhibit

10	(k)	Amendment No. 1 to Employment Agreement with John N. Milne, dated as of December 24, 1999 (incorporated by reference to exhibit 10(r) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 1999)‡

10	(l)	Subscription Agreement dated November 14, 1997, from Wayland R. Hicks (Incorporated by reference to exhibit 10(r) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(m)	Agreement dated November 14, 1997, with Wayland R. Hicks (incorporated by reference to exhibit 10(s) of United Rentals, Inc., Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(n)	Amendment No. 1 to Employment Agreement with Wayland R. Hicks, dated as of December 24, 1999 (incorporated by reference to exhibit 10(y) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 1999)‡

10	(o)	Amendment No. 2 to Employment Agreement with Wayland R. Hicks, dated as of November 14, 2000 (incorporated by reference to exhibit 10(z) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 2000)‡

10	(p)*	AmendmentNo. 3 to Employment Agreement with Wayland R. Hicks, dated as of November 16, 2003‡

10	(q)	Severance Agreement with Michael J. Nolan, dated as of April 29, 2003 (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(r)*	Service agreement dated as of December 4, 2003 between United Rentals, Inc. and Bradley S. Jacobs‡

10	(s)	Senior Restricted Stock Agreement with Bradley S. Jacobs, dated June 5, 2001 (incorporated by reference to Exhibit 10.1 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(t)	Senior Restricted Stock Agreement with Wayland R. Hicks, dated June 5, 2001 (incorporated by reference to Exhibit 10.2 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(u)	Senior Restricted Stock Agreement with John N. Milne, dated June 5, 2001 (incorporated by reference to Exhibit 10.3 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(v)	Senior Restricted Stock Agreement with Michael J. Nolan, dated June 5, 2001 (incorporated by reference to Exhibit 10.4 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(w)	Letter Agreement with Bradley S. Jacobs, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(x)	Letter Agreement with John N. Milne, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(y)	Letter Agreement with Wayland R. Hicks, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(z)	Preferred Stock Purchase Agreement dated December 21, 1998 between United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to exhibit 10(y) of the United Rentals, Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998)

Exhibit Number		Description of Exhibit

10	(aa)	Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock, dated June 28, 1999, among United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., together with an Amendment dated as of July 16, 1999 (incorporated by reference to exhibit C of the United Rentals, Inc. Proxy Statement dated July 22, 1999)

10	(bb)	Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock dated July 16, 1999 between United Rentals, Inc. and Chase Equity Associates, L.P. (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10	(cc)	Purchase Agreement dated December 17, 2002, relating to the initial sale by United Rentals (North America), Inc. of $210 million aggregate principal amount of 10¾% Senior Notes due 2008 (incorporated by reference to exhibit 10(ee) of the United Rentals, Inc. Annual Report on Form 10-K for the Year Ended December 31, 2002)

10	(dd)	Purchase Agreement dated April 4, 2003, relating to the initial sale by United Rentals (North America), Inc., of $200 million aggregate principal amount of 10¾% Senior Notes due 2008 (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10	(ee)	Purchase Agreement dated October 28, 2003, relating to the initial sale by United Rentals (North America), Inc. of $125 million aggregate principal amount of 1 7/8% Convertible Senior Subordinated Notes due October 15, 2023 (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10	(ff)	Purchase Agreement dated October 28, 2003, relating to the initial sale by United Rentals (North America), Inc. of $525 million aggregate principal amount of 7¾% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10	(gg)	Purchase Agreement dated January 23, 2004, relating to the initial sale by United Rentals (North America), Inc., of $375 million aggregate principal amount of 7% Senior Subordinated Notes Due 2014 (incorporated by reference to Exhibit 10.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(hh)	Amendment No. l to Purchase Agreement dated January 27, 2004, relating to the initial sale by United Rentals (North America), Inc., of $375 million aggregate principal amount of 7% Senior Subordinated Notes Due 2014 (incorporated by reference to Exhibit 10.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(ii)	Purchase Agreement dated January 23, 2004, relating to the initial sale by United Rentals (North America), Inc., of $1 billion aggregate principal amount of 6½% Senior Notes Due 2012 (incorporated by reference to Exhibit 10.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(jj)	Amendment No. l to Purchase Agreement dated February 13, 2004, relating to the initial sale by United Rentals (North America), Inc., of $1 billion aggregate principal amount of 6½% Senior Notes Due 2012 (incorporated by reference to Exhibit 10.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(kk)	Agreement dated September 28, 2001 among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., and Chase Equity Associates, L.P. relating to the exchange of Series A Perpetual Convertible Preferred Stock for Series C Perpetual Convertible Preferred Stock and the exchange of Series B Perpetual Convertible Preferred Stock for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

Exhibit Number		Description of Exhibit

10	(ll)	Purchase and Lock-Up Agreement among Richard D. Colburn and AYR Inc. and United Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)

10	(mm)	Purchase and Lock-Up Agreement between Colburn Music Fund and United Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)

10	(nn)	Underwriting Agreement dated March 19, 2002, among United Rentals, Inc., Bradley S. Jacobs, Bradley Jacobs LLC, John Milne, Michael Nolan, Wayland Hicks and Credit Suisse First Boston Corporation (incorporated by reference to exhibit 10(dd) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2001)

10	(oo)	Purchase and Contribution Agreement dated June 17, 2003 by and between United Rentals Receivables LLC I and United Rentals Receivables LLC II (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(pp)	Parent Undertaking Agreement dated June 17, 2003 between United Rentals, Inc. and Deutsche Bank Securities, Inc. as agent (incorporated by reference to exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(qq)	Receivables Purchase Agreement dated June 17, 2003 by and among United Rentals Receivables LLC II, United Rentals, Inc., as collection agent, various financial institutions and Deutsche Bank Securities, Inc., as agent (incorporated by reference to exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(rr)	Purchase and Contribution Agreement dated June 17, 2003 by and between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P. and United Rentals Receivables LLC I (incorporated by reference to exhibit 10(i) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

21	(a)*	Subsidiaries of United Rentals, Inc.

23	(a)*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.
(1)	United Rentals, Inc. issued a warrant in this form to the following current and former officers and other employees of United Rentals, Inc. (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); others (628,562).

(b) Reports on Form 8-K:

1.	Form 8-K filed on October 23, 2003 (earliest event reported October 23, 2003); Item 12 was reported.

2.	Form 8-K filed on October 28, 2003 (earliest event reported October 28, 2003); Item 5 was reported.

3.	Form 8-K filed on October 29, 2003 (earliest event reported October 29, 2003); Item 5 was reported.

4.	Form 8-K filed on December 3, 2003 (earliest event reported December 2, 2003); Item 5 was reported.

5.	Form 8-K filed on December 16, 2003 (earliest event reported December 15, 2003); Item 5 was reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.

Date: March 15, 2004	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BRADLEY S. JACOBS Bradley S. Jacobs	Chairman of the Board of Directors	March 15, 2004

/s/ WAYLAND R. HICKS Wayland R. Hicks	Director and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ JOHN N. MILNE John N. Milne	Director	March 15, 2004

Leon D. Black	Director

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	March 15, 2004

/s/ MICHAEL S. GROSS Michael S. Gross	Director	March 15, 2004

/s/ JOHN S. MCKINNEY John S. McKinney	Director	March 15, 2004

/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director	March 15, 2004

/s/ CHRISTIAN M. WEYER Christian M. Weyer	Director	March 15, 2004

/s/ JOHN N. MILNE John N. Milne	President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ JOSEPH B. SHERK Joseph B. Sherk	Vice President, Corporate Controller (Principal Accounting Officer)	March 15, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS (NORTH AMERICA), INC.

Date: March 15, 2004	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BRADLEY S. JACOBS Bradley S. Jacobs	Chairman of the Board of Directors	March 15, 2004

/s/ WAYLAND R. HICKS Wayland R. Hicks	Director and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ JOHN N. MILNE John N. Milne	Director	March 15, 2004

Leon D. Black	Director

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	March 15, 2004

/s/ MICHAEL S. GROSS Michael S. Gross	Director	March 15, 2004

/s/ JOHN S. MCKINNEY John S. McKinney	Director	March 15, 2004

/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director	March 15, 2004

/s/ DAVID C. KATZ David C. Katz	Director	March 15, 2004

/s/ CHRISTIAN M. WEYER Christian M. Weyer	Director	March 15, 2004

/s/ JOHN N. MILNE John N. Milne	President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ JOSEPH B. SHERK Joseph B. Sherk	Vice President, Corporate Controller (Principal Accounting Officer)	March 15, 2004