Form 10-Q
period 2004-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2004-05-10
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐  No

As of May 6, 2004, there were 77,143,306 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

UNITED RENTALS

United Rentals is the largest equipment rental company in North America. We offer for rent over 600 types of equipment—everything from heavy machines to hand tools—through our network of more than 730 rental locations in the United States, Canada and Mexico. We currently serve approximately 1.9 million customers including construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others.

Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.7 billion. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	General tools and light equipment, such as power washers, water pumps, heaters and hand tools;

•	Trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment; and

•	Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems.

In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment and sell related merchandise, parts and service.

Industry Background

Based on industry sources, we estimate that the U.S. equipment rental industry has grown from approximately $6.6 billion in annual rental revenues in 1990 to about $23.5 billion in 2003. This represents a compound annual growth rate of approximately 10.3%, although in the past two years industry rental revenues decreased by about $1.3 billion. The recent downturn in industry revenues is a reflection of the significant slowdown in private non-residential construction activity. This activity declined 2% in the first quarter of 2004 from the same quarter last year, 5.2% in 2003 and 13.2% in 2002 according to Department of Commerce data. Our industry is particularly sensitive to changes in non-residential construction activity because to date the principal end market for rental equipment has been non-residential construction. When non-residential construction activity eventually rebounds, we would expect to see our industry resume its long-term growth trend.

We believe that long-term industry growth, in addition to reflecting general economic expansion, is being driven by an end-user market that increasingly recognizes the many advantages of renting equipment rather than owning. Customers recognize that by renting they can:

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

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the first quarter of 2004, the sharing of equipment among branches accounted for approximately 10.4%, or $49 million, of our total rental revenue.

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

Strong and Motivated Branch Management.    Each of our branches has a full-time branch manager who is supervised by a district manager from one of our 58 districts and a vice president from one of our nine regions. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them—within budgetary guidelines—to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and certain other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage their fleet efficiently.

Risk Management and Safety Programs.    We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$127,144	$79,449
Accounts receivable, net of allowance for doubtful accounts of $48,930 in 2004 and $47,439 in 2003	448,445	499,433
Inventory	114,140	105,987
Prepaid expenses and other assets	126,267	118,145
Rental equipment, net	2,121,325	2,071,492
Property and equipment, net	414,384	406,601
Goodwill, net	1,465,000	1,437,809
Other intangible assets, net	2,592	3,225

	$4,819,297	$4,722,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$239,994	$150,796
Debt	3,006,189	2,817,088
Subordinated convertible debentures	221,550	221,550
Deferred taxes	98,071	165,052
Accrued expenses and other liabilities	207,000	226,780

Total liabilities	3,772,804	3,581,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 77,349,461 shares issued and outstanding in 2004 and 77,150,277 in 2003	773	771
Additional paid-in capital	1,333,527	1,329,946
Deferred compensation	(15,795)	(25,646)
Accumulated deficit	(295,903)	(189,300)
Accumulated other comprehensive income	23,886	25,099

Total stockholders’ equity	1,046,493	1,140,875

	$4,819,297	$4,722,141

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2004	2003
	(In thousands)
Revenues:
Equipment rentals	$467,268	$443,648
Sales of rental equipment	55,398	35,080
Sales of equipment and contractor supplies and other revenues	122,047	113,123

Total revenues	644,713	591,851
Cost of revenues:
Cost of equipment rentals, excluding depreciation	264,780	252,404
Depreciation of rental equipment	90,758	80,743
Cost of rental equipment sales	37,431	23,255
Cost of equipment and contractor supplies sales and other operating costs	87,648	81,460

Total cost of revenues	480,617	437,862

Gross profit	164,096	153,989
Selling, general and administrative expenses	114,772	96,761
Non-rental depreciation and amortization	16,437	16,978

Operating income	32,887	40,250
Interest expense	45,942	50,975
Interest expense—subordinated convertible debentures	3,627
Preferred dividends of a subsidiary trust		3,681
Other (income) expense, net	160,902	(106)

Loss before benefit for income taxes	(177,584)	(14,300)
Benefit for income taxes	(70,981)	(5,577)

Net loss	$(106,603)	$(8,723)

Loss per share:
Basic and diluted	$(1.38)	$(0.11)

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Loss	Accumulated Other Comprehensive Income
			Number of Shares	Amount
	(In thousands)
Balance, December 31, 2003	$3	$2	77,150	$771	$1,329,946	$(25,646)	$(189,300)		$25,099
Comprehensive income (loss):
Net loss							(106,603)	(106,603)
Other comprehensive income (loss):
Foreign currency translation adjustments								(1,213)	(1,213)

Comprehensive loss:								$(107,816)

Exercise of common stock options and warrants			199	2	3,581
Amortization of deferred compensation						9,851

Balance March 31, 2004	$3	$2	77,349	$773	$1,333,527	$(15,795)	$(295,903)		$23,886

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(106,603)	$(8,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,195	97,721
Gain on sales of rental equipment	(17,967)	(11,825)
Deferred taxes	(70,981)	(4,833)
Amortization of deferred compensation	9,851	1,614
Repurchase premiums for debt refinancing	139,005
Changes in operating assets and liabilities:
Accounts receivable	54,155	43,930
Inventory	(2,111)	(9,021)
Prepaid expenses and other assets	22,671	(6,632)
Accounts payable	88,842	(15,381)
Accrued expenses and other liabilities	(21,536)	(4,196)

Net cash provided by operating activities	202,521	82,654
Cash Flows From Investing Activities:
Purchases of rental equipment	(152,527)	(102,499)
Purchases of property and equipment	(18,698)	(8,885)
Proceeds from sales of rental equipment	55,398	35,080
Deposits on rental equipment purchases		(13,422)
Purchases of other companies	(60,738)	(4,162)

Net cash used in investing activities	(176,565)	(93,888)
Cash Flows From Financing Activities:
Proceeds from debt	1,978,603	19,500
Payments of debt	(1,927,073)	(3,041)
Payments of financing costs	(33,695)	(590)
Proceeds from the exercise of common stock options and warrants	3,156

Net cash provided by financing activities	20,991	15,869
Effect of foreign exchange rates	748	9,062

Net increase in cash and cash equivalents	47,695	13,697
Cash and cash equivalents at beginning of period	79,449	19,231

Cash and cash equivalents at end of period	$127,144	$32,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,207	$39,972
Cash paid for income taxes, net of refunds	$56	$360

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$66,078	$3,314
Liabilities assumed	(5,788)	(50)

	60,290	3,264
Due to seller and other payments	448	898

Net cash paid	$60,738	$4,162

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$127,144	$79,449
Accounts receivable, net of allowance for doubtful accounts of $48,930 in 2004 and $47,439 in 2003	448,445	499,433
Inventory	114,140	105,987
Prepaid expenses and other assets	118,198	109,992
Rental equipment, net	2,121,325	2,071,492
Property and equipment, net	389,543	381,345
Goodwill, net	1,465,000	1,437,809
Other intangible assets, net	2,592	3,225

	$4,786,387	$4,688,732

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$239,994	$150,796
Debt	3,006,189	2,817,088
Deferred taxes	98,071	165,052
Accrued expenses and other liabilities	255,217	264,067

Total liabilities	3,599,471	3,397,003
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,586,091	1,582,935
Accumulated deficit	(423,061)	(316,305)
Accumulated other comprehensive income	23,886	25,099

Total stockholder’s equity	1,186,916	1,291,729

	$4,786,387	$4,688,732

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2004	2003
	(In thousands)
Revenues:
Equipment rentals	$467,268	$443,648
Sales of rental equipment	55,398	35,080
Sales of equipment and contractor supplies and other revenues	122,047	113,123

Total revenues	644,713	591,851
Cost of revenues:
Cost of equipment rentals, excluding depreciation	264,780	252,404
Depreciation of rental equipment	90,758	80,743
Cost of rental equipment sales	37,431	23,255
Cost of equipment and contractor supplies and other operating costs	87,648	81,460

Total cost of revenues	480,617	437,862

Gross profit	164,096	153,989
Selling, general and administrative expenses	114,772	96,761
Non-rental depreciation and amortization	14,438	14,445

Operating income	34,886	42,783
Interest expense	45,942	50,975
Other (income) expense, net	160,902	(106)

Loss before benefit for income taxes	(171,958)	(8,086)
Benefit for income taxes	(68,829)	(3,154)

Net loss	$(103,129)	$(4,932)

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Comprehensive Loss	Accumulated Other Comprehensive Income
	Number of Shares	Amount
	(In thousands, except share data)
Balance, December 31, 2003	1,000		$1,582,935	$(316,305)		$25,099
Comprehensive income (loss):
Net loss				(103,129)	$(103,129)
Other comprehensive income (loss):
Foreign currency translation adjustments					(1,213)	(1,213)

Comprehensive loss					$(104,342)

Contributed capital from parent			3,156
Dividend distributions to parent				(3,627)

Balance, March 31, 2004	1,000		$1,586,091	$(423,061)		$23,886

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(103,129)	$(4,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,196	95,188
Gain on sales of rental equipment	(17,967)	(11,825)
Deferred taxes	(68,829)	(4,833)
Repurchase premiums for debt refinancing	139,005
Changes in operating assets and liabilities:
Accounts receivable	54,155	43,930
Inventory	(2,111)	(9,021)
Prepaid expenses and other assets	22,805	(6,442)
Accounts payable	88,842	(15,381)
Accrued expenses and other liabilities	(13,185)	(2,188)

Net cash provided by operating activities	204,782	84,496
Cash Flows From Investing Activities:
Purchases of rental equipment	(152,527)	(102,499)
Purchases of property and equipment	(17,332)	(7,046)
Proceeds from sales of rental equipment	55,398	35,080
Deposits on rental equipment purchases		(13,422)
Purchases of other companies	(60,738)	(4,162)

Net cash used in investing activities	(175,199)	(92,049)
Cash Flows From Financing Activities:
Proceeds from debt	1,978,603	19,500
Payments of debt	(1,927,073)	(3,041)
Payments of financing costs	(33,695)	(590)
Capital contributions by parent	3,156
Dividend distributions to parent	(3,627)	(3,681)

Net cash provided by financing activities	17,364	12,188
Effect of foreign exchange rates	748	9,062

Net increase in cash and cash equivalents	47,695	13,697
Cash and cash equivalents at beginning of period	79,449	19,231

Cash and cash equivalents at end of period	$127,144	$32,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,607	$35,370
Cash paid for income taxes, net of refunds	$56	$360

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$66,078	$3,314
Liabilities assumed	(5,788)	(50)

	60,290	3,264
Due to seller and other payments	448	898

Net cash paid	$60,738	$4,162

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

General

United Rentals, Inc., (“Holdings” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Separate footnote information is not presented for the financial statements of URI and subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of URI and its subsidiaries as they are wholly owned subsidiaries of Holdings.

The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Consolidated Financial Statements included herein should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At March 31, 2004, the Company had six stock-based compensation plans. Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods. The following table provides additional information related to the Company’s stock-based compensation arrangements for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

	2004	2003
Net loss, as reported	$(106,603)	$(8,723)
Plus: Stock-based compensation expense included in reported net loss, net of tax	7,281	958
Less: Stock-based compensation expense determined using the fair value method, net of tax	(7,584)	(1,591)

Pro forma net loss	$(106,906)	$(9,356)

Basic loss per share:
As reported	$(1.38)	$(0.11)
Pro forma	$(1.38)	$(0.12)
Diluted loss per share:
As reported	$(1.38)	$(0.11)
Pro forma	$(1.38)	$(0.12)

The weighted average fair value of options granted was $7.77 and $4.36 during the three months ended March 31, 2004 and 2003, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. The Company used a risk-free

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate average of 1.99% and 1.93% in 2004 and 2003, respectively, a volatility factor for the market price of the Company’s common stock of 62% and 65% in 2004 and 2003, respectively, and a weighted-average expected life of options of approximately three years in 2004 and 2003. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options’ vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”, revised December 2003), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003 the effective date of these requirements, which originally was July 1, 2003, was deferred so as not to apply until the first period ending after December 15, 2003. Upon adoption of this standard, as of December 31, 2003, the Company deconsolidated a subsidiary trust that had issued trust preferred securities. As a result of such deconsolidation (i) the trust preferred securities issued by the Company’s subsidiary trust, which had previously been reflected on the Company’s consolidated balance sheets, were removed from its consolidated balance sheets at December 31, 2003, (ii) the subordinated convertible debentures that the Company issued to the subsidiary trust, which previously had been eliminated in the Company’s consolidated balance sheets, were no longer eliminated in its consolidated balance sheets as of December 31, 2003 and (iii) commencing January 1, 2004, the interest on the subordinated convertible debentures is reflected as an expense on our consolidated statement of operations instead of the dividends on the trust preferred securities. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003. The adoption of this standard did not otherwise have a material effect on the Company’s statements of financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 did not have a material effect on the Company’s statements of financial position or operations.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions

During each of the three months ended March 31, 2004 and the year ended December 31, 2003, the Company completed one acquisition that was accounted for as a purchase. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

In February 2004, the Company acquired 843504 Alberta Ltd. (formerly known as Skyreach Equipment, Ltd.) with annual revenues of approximately $40 million for approximately $60 million.

The purchase prices for acquisitions accounted for as purchases have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. Purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the three months ended March 31, 2004 and 2003 as though each acquisition which was consummated during the period January 1, 2003 to March 31, 2004 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K was made on January 1, 2003 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Revenues	$651,686	$600,649
Net loss	$(108,761)	$(9,495)
Basic loss per share	$(1.41)	$(0.12)

Diluted loss per share	$(1.41)	$(0.12)

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for the first three months of 2004 are as follows (in thousands):

Balance at December 31, 2003	$1,437,809
Goodwill related to acquisitions	26,897
Foreign currency translation and other adjustments	294

Balance at March 31, 2004	$1,465,000

In accordance with SFAS No. 142, goodwill, which was previously amortized over 40 years, is no longer amortized. The Company’s approximately $2.6 million of other intangible assets will continue to be amortized over their estimated useful lives. The Company is required to periodically review its goodwill for impairment. In general this means that the Company must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on its balance sheet. If the fair value of the goodwill is less than the recorded value, the Company is required to write off the excess goodwill as expense.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is generally required to review its goodwill for impairment annually. However, if events or circumstances suggest that its goodwill could be impaired, impairment testing may be required before the scheduled annual impairment test. The next scheduled annual impairment test will be as of October 1, 2004.

The Company assesses impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a reporting unit indicates impairment, a goodwill write-off is required even when the Company believes that reporting unit’s future performance will be significantly better. The fact that the Company tests for impairment using only historical financial data increases the likelihood that the Company will be required to take additional non-cash goodwill write-offs in the future, although it cannot quantify at this time the magnitude of any future write-offs.

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of March 31, 2004 were $18.4 million and $15.8 million, respectively. Amortization expense of other intangible assets was $1.2 million for the first three months of 2004 and $0.9 million for the first three months of 2003.

As of March 31, 2004, estimated amortization expense of other intangible assets for the remainder of 2004 and for each of the next five years is as follows (in thousands):

Remainder of 2004	$1,031
2005	788
2006	524
2007	130
2008	82
2009	37

$2,592

4.    Restructuring Charges

The Company adopted a restructuring plan in 2001 and a second restructuring plan in 2002 as described below. In connection with these plans, the Company recorded restructuring charges of $28.9 million in 2001 (including a non-cash component of approximately $10.9 million) and $28.3 million in the fourth quarter of 2002 (including a non-cash component of approximately $2.5 million).

The 2001 plan involved the following principal elements: (i) 31 underperforming branches were closed or consolidated with other locations, (ii) five administrative offices were closed or consolidated with other locations; (iii) the reduction of the Company’s workforce by 489 through the termination of branch and administrative personnel and (iv) certain information technology hardware and software was no longer used.

The 2002 plan involved the following key elements: (i) 40 underperforming branches and five administrative offices were closed or consolidated with other locations; (ii) reduction of the Company’s workforce by 412 through the termination of branch and administrative personnel, and (iii) a certain information technology project was abandoned.

The costs to vacate facilities primarily represent the payment of obligations under leases offset by estimated sublease opportunities, the write-off of capital improvements made to such facilities and the write-off of related

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill (only in 2001). The workforce reduction costs primarily represent severance. The information technology costs represent the payment of obligations under equipment leases relating to the abandonment of certain information technology projects.

The aggregate balance of the 2001 and 2002 charges was $15.9 million as of March 31, 2004 consisting of $0.7 million for the 2001 charge and $15.2 million for the 2002 charge. The Company estimates that approximately $5.4 million of the aggregate amount will be incurred by December 31, 2004 and approximately $10.5 million will be paid in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2003	Activity in 2004	Balance March 31, 2004
Costs to vacate facilities	$14,960	$1,122	$13,838
Workforce reduction costs	1,756	135	1,621
Information technology costs	613	196	417

	$17,329	$1,453	$15,876

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31
	2004	2003
Numerator:
Loss	$(106,603)	$(8,723)
Denominator:
Denominator for basic and diluted earnings per share-weighted-average shares	77,285	76,778

Loss per share—basic	$(1.38)	$(0.11)

Loss per share—diluted	$(1.38)	$(0.11)

The diluted share base for the first three months of 2004 and 2003, where the numerator represents a loss, excludes incremental weighted shares for the effect of dilutive securities due to their antidilutive effect.

6.    Comprehensive Income

The following table sets forth the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended March 31
	2004	2003
Net loss	$(106,603)	$(8,723)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,213)	14,544
Derivatives qualifying as hedges, net of tax		1,363

Comprehensive income (loss)	$(107,816)	$7,184

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Segment Information

Beginning in the first quarter of 2004, the Company has two operating segments: general rentals and traffic control. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States, Canada and Mexico. The traffic control segment includes the rental of equipment for controlling traffic and related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. In the tables below, the Company has restated its segment information for prior periods to reflect the change in operating segments. The new segments align the Company’s external segment reporting to how management evaluates and allocates resources and provide more transparent disclosure to the Company’s investors. The Company evaluates segment performance based on segment operating income. The change in segments was attributable to a change in the role of the chief operating decision maker as defined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies in note 2 to the Company’s 2003 Annual Report on Form 10-K. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to each of the operating segments.

The following table sets forth financial information by operating segment (in thousands):

	Three Months Ended March 31
	2004	2003
Total Revenues
General rentals	$599,328	$538,712
Traffic control	45,385	53,139

Total revenues	$644,713	$591,851

Total Depreciation and Amortization Expense
General rentals	$100,654	$91,083
Traffic control	6,541	6,638

Total depreciation and amortization expense	$107,195	$97,721

Segment Operating Income (Loss)
General rentals	$53,651	$48,668
Traffic control	(13,783)	(8,418)

Segment operating income	$39,868	$40,250

Total Capital Expenditures
General rentals	$168,188	$108,903
Traffic control	3,037	2,481

Total capital expenditures	$171,225	$111,384

	March 31, 2004	December 31, 2003
Total Assets
General rentals	$4,470,666	$4,348,012
Traffic control	348,631	374,129

Total assets	$4,819,297	$4,722,141

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation between segment operating income and loss before income taxes (in thousands):

	Three Months Ended March 31
	2004	2003
Segment operating income	$39,868	$40,250
Vesting of restricted shares granted in 2001 (included in selling, general and administrative expenses)	6,981

Operating income	32,887	40,250
Interest expense	45,942	50,975
Interest expense—subordinated convertible debentures	3,627
Preferred dividends of a subsidiary trust		3,681
Other (income) expense, net	160,902	(106)

Loss before benefit for income taxes	$(177,584)	$(14,300)

8.    Financing Transactions

Debt consists of the following:

	March 31 2004	December 31 2003
	(In thousands)
Credit Facility, interest payable at a weighted average rate of 4.6% at March 31,2004 and 5.3% at December 31, 2003	$93,895	$52,592
Term Loan, interest payable at 3.4% and at 4.2% at March 31,2004 and December 31, 2003, respectively	550,000	639,033
6½% Senior Notes, interest payable semi-annually	1,000,000
7% Senior Subordinated Notes, interest payable semi-annually	375,000
9¼% Senior Subordinated Notes, interest payable semi-annually		300,000
9% Senior Subordinated Notes, interest payable semi-annually	250,000	250,000
7¾% Senior Subordinated Notes, interest payable semi-annually	525,000	525,000
10¾% Senior Notes, interest payable semi-annually	15,162	860,934
1 7/8% Convertible Senior Subordinated Notes, interest payable semi-annually	143,750	143,750
Other debt, including capital leases, due through 2009	53,382	45,779

	$3,006,189	$2,817,088

The Company refinanced approximately $2.1 billion of its debt in 2004. As part of this refinancing, the Company:

•	obtained a new senior secured credit facility to replace the senior secured credit facility the Company previously had in place;

•	sold $1 billion of 6 1/2% Senior Notes Due 2012;

•	sold $375 million of 7% Senior Subordinated Notes Due 2014;

•	repaid $639 million of term loans and $52 million of borrowings that were outstanding under the old credit facility;

•	repurchased $845 million principal amount of the Company’s 10 3/4% Senior Notes Due 2008 (the “10 3/4% Notes”), pursuant to a tender offer;

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	redeemed $300 million principal amount of the Company’s outstanding 9 1/4% Senior Subordinated Notes Due 2009 (the “9 1/4% Notes”); and

•	redeemed $250 million principal amount of the Company’s outstanding 9% Senior Subordinated Notes Due 2009 (the “9% Notes”).

The refinancing described above was completed during the first quarter of 2004, except that (i) the redemption of the 9% Notes was completed on April 1, 2004 and (ii) a portion of the term loan that is part of the new senior secured credit facility was drawn on April 1, 2004.

In connection with the refinancings in the first quarter of 2004, the Company incurred aggregate pre-tax charges of approximately $161 million in the first quarter and expects to incur additional charges of approximately $11 million in the second quarter. These charges are attributable primarily to (i) the redemption and tender premiums for notes redeemed or repurchased as part of the refinancing and (ii) the write-off of previously capitalized costs relating to the debt refinanced. These charges were recorded in other (income) expense, net.

7% Senior Subordinated Notes.    In January 2004, as part of the refinancing in 2004 described above, URI issued $375 million aggregate principal amount of 7% Senior Subordinated Notes (the “7% Notes”) which are due February 15, 2014. The net proceeds from the sale of the 7% Notes were approximately $369 million (after deducting the initial purchasers’ discount and offering expenses). The 7% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 7% Notes mature on February 15, 2014 and may be redeemed by URI on or after February 15, 2009, at specified redemption prices that range from 103.5% in 2009 to 100.0% in 2012 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 7% Notes at a redemption price of 107.0%. The indenture governing the 7% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

6 1/2% Senior Notes.    In February 2004, as part of the refinancing in 2004 described above, URI issued $1 billion aggregate principal amount of 6 1/2% Senior Notes (the “6 1/2% Notes”) which are due February 15, 2012. The net proceeds from the sale of the 6 1/2% Notes were approximately $984 million (after deducting the initial purchasers’ discount and offering expenses). The 6 1/2% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 6 1/2% Notes mature on February 15, 2012 and may be redeemed by URI on or after February 15, 2008, at specified redemption prices that range from 103.25% in 2008 to 100.0% in 2010 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 6 1/2% Notes at a redemption price of 106.5%. The indenture governing the 6 1/2% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets and (ix) sale-leaseback transactions.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility.    The revolving credit facility enables URI to borrow up to $650 million on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 million (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650 million). A portion of the revolving credit facility, up to $250 million, is available in the form of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of March 31, 2004, the outstanding borrowings under this facility was approximately $94 million and the face amount of undrawn letters of credit obtained under this facility was approximately $44 million.

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

Term Loan.    The term loan was obtained in two draws. An initial draw of $550 million was obtained upon the closing of the credit facility in February 2004 and an additional $200 million was obtained on April 1, 2004. Amounts repaid in respect of the term loan may not be reborrowed.

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

If at any time an event of default under the credit agreement exists, the interest rate applicable to each revolving loan and term loan will be based on the highest margins described above plus 2%. URI is required to

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay a fee which accrues at the rate of 0.10% per annum on the amount of the ILCF. In addition, URI is required to pay participation fees and fronting fees in respect of letters of credit. For letters of credit obtained under the ILCF, these fees accrue at the rate of 2.25% and 0.25% per annum, respectively.

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

Interest Rate Swap Agreements.    As of March 31, 2004, the Company had swap agreements with an aggregate notional amount of $1,345 million. The effect of these agreements was to convert $1,345 million of the Company’s fixed rate notes to floating rate instruments. The fixed rate notes converted consist of: (i) $445 million of our 6 1/2% senior notes through 2012, (ii) $525 million of our 7 3/4% senior subordinated notes through 2013 and (iii) $375 million of our 7% senior subordinated notes through 2014. The Company’s swap agreements that convert its fixed rate notes to floating rate instruments are designated as fair value hedges. Changes in the fair values of the Company’s fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded on the statement of operations. There was no ineffectiveness related to the Company’s hedges.

9.    Restricted Stock and Operating Leases

Restricted Stock

The Company has granted to employees other than executive officers and directors approximately 900,000 shares of restricted stock that contain the following provisions. The shares vest in 2005, 2006 or 2007 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, the Company has agreed to pay the holder the shortfall between the amount received and such specified amount. However, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $27.26 per share with respect to approximately 300,000 shares scheduled to vest in 2005, (ii) $9.18 per share with respect to approximately 400,000 shares scheduled to vest in 2006 and (iii) $17.20 per share with respect to approximately 200,000 shares scheduled to vest in 2007.

Operating Leases

As part of certain of its equipment operating leases, the Company guarantees that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. The use of these guarantees helps to lower the Company’s monthly operating lease payments. The Company does not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that it will be required to pay, if any, under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then the Company’s maximum potential liability under these guarantees would be approximately $39.2 million. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on the Company’s balance sheet as of March 31, 2004, or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URI, a wholly owned subsidiary of Holdings (the “Parent”), has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100%-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of March 31, 2004 and December 31, 2003, and for each of the three month periods ended March 31, 2004 and 2003, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents		$70,509	$48,873	$7,762		$127,144
Accounts receivable, net			412,853	35,592		448,445
Intercompany receivable (payable)		610,621	(469,173)	(141,448)
Inventory		44,217	63,354	6,569		114,140
Prepaid expenses and other assets		37,599	79,211	1,388		118,198
Rental equipment, net		1,165,128	768,815	187,382		2,121,325
Property and equipment, net	$24,841	119,509	248,530	21,504		414,384
Investment in subsidiaries	1,243,202	2,068,473			$(3,303,606)	8,069
Intangible assets, net		196,132	1,164,641	106,819		1,467,592

	$1,268,043	$4,312,188	$2,317,104	$225,568	$(3,303,606)	$4,819,297

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable		$62,264	$163,132	$14,598		$239,994
Debt		2,906,377	5,917	93,895		3,006,189
Subordinated convertible debentures	$221,550					221,550
Deferred taxes		75,554	(805)	23,322		98,071
Accrued expenses and other liabilities		124,386	125,292	5,539	$(48,217)	207,000

Total liabilities	221,550	3,168,581	293,536	137,354	(48,217)	3,772,804
Commitments and contingencies
Stockholders’ equity:
Preferred stock	5					5
Common stock	773					773
Additional paid-in capital	1,333,527	1,566,668	1,906,194	68,395	(3,541,257)	1,333,527
Deferred compensation	(15,795)					(15,795)
(Accumulated deficit) retained earnings	(295,903)	(423,061)	117,374	(4,067)	309,754	(295,903)
Accumulated other comprehensive income	23,886			23,886	(23,886)	23,886

Total stockholders’ equity	1,046,493	1,143,607	2,023,568	88,214	(3,255,389)	1,046,493

	$1,268,043	$4,312,188	$2,317,104	$225,568	$(3,303,606)	$4,819,297

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2004
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$217,565	$218,554	$31,149		$467,268
Sales of rental equipment		26,935	23,993	4,470		55,398
Sales of equipment and contractor supplies and other revenues		61,096	49,591	11,360		122,047

Total revenues		305,596	292,138	46,979		644,713
Cost of revenues:
Cost of equipment rentals, excluding depreciation		110,135	137,098	17,547		264,780
Depreciation of rental equipment		44,318	38,843	7,597		90,758
Cost of rental equipment sales		18,371	16,528	2,532		37,431
Cost of equipment and contractor supplies sales and other operating costs		42,132	37,238	8,278		87,648

Total cost of revenues		214,956	229,707	35,954		480,617

Gross profit		90,640	62,431	11,025		164,096
Selling, general and administrative expenses		49,586	56,218	8,968		114,772
Non-rental depreciation and amortization	$1,999	6,684	6,904	850		16,437

Operating income (loss)	(1,999)	34,370	(691)	1,207		32,887
Interest expense	3,627	44,407	623	912	$(3,627)	45,942
Interest expense—subordinated convertible debentures					3,627	3,627
Other (income) expense, net		160,800	(2,417)	2,519		160,902

Income (loss) before benefit for income taxes	(5,626)	(170,837)	1,103	(2,224)		(177,584)
Benefit for income taxes	(2,152)	(68,502)		(327)		(70,981)

Income (loss) before equity in net loss of subsidiaries	(3,474)	(102,335)	1,103	(1,897)		(106,603)
Equity in net loss of subsidiaries	(103,129)	(794)			103,923

Net income (loss)	$(106,603)	$(103,129)	$1,103	$(1,897)	$103,923	$(106,603)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$200,718	$217,140	$25,790		$443,648
Sales of rental equipment		16,293	15,915	2,872		35,080
Sales of equipment and contractor supplies and other revenues		53,832	50,994	8,297		113,123

Total revenues		270,843	284,049	36,959		591,851
Cost of revenues:
Cost of equipment rentals, excluding depreciation		105,009	132,803	14,592		252,404
Depreciation of rental equipment		38,969	35,651	6,123		80,743
Cost of rental equipment sales		10,737	10,919	1,599		23,255
Cost of equipment and contractor supplies sales and other operating costs		38,782	36,490	6,188		81,460

Total cost of revenues		193,497	215,863	28,502		437,862

Gross profit		77,346	68,186	8,457		153,989
Selling, general and administrative expenses		45,117	45,000	6,644		96,761
Non-rental depreciation and amortization	$2,450	7,360	6,372	713	$83	16,978

Operating income (loss)	(2,450)	24,869	16,814	1,100	(83)	40,250
Interest expense	3,681	50,137	11	827	(3,681)	50,975
Preferred dividends of a subsidiary trust					3,681	3,681
Other (income) expense, net		3,205	(3,535)	224		(106)

Income (loss) before provision (benefit) for income taxes	(6,131)	(28,473)	20,338	49	(83)	(14,300)
Provision (benefit) for income taxes	(2,391)	(11,104)	7,932	18	(32)	(5,577)

Income (loss) before equity in net earnings of subsidiaries	(3,740)	(17,369)	12,406	31	(51)	(8,723)
Equity in net loss of subsidiaries	(4,932)	12,437			(7,505)

Net income (loss)	$(8,672)	$(4,932)	$12,406	$31	$(7,556)	$(8,723)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Three Months Ended March 31, 2004
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(2,261)	$135,282	$39,924	$29,576		$202,521
Cash flows from investing activities:
Purchases of rental equipment		(95,512)	(44,007)	(13,008)		(152,527)
Purchases of property and equipment	(1,366)	(13,782)	(3,234)	(316)		(18,698)
Proceeds from sales of rental equipment		26,935	23,993	4,470		55,398
Capital contributed to subsidiary	(3,156)				$3,156
Purchases of other companies				(60,738)		(60,738)

Net cash used in investing activities	(4,522)	(82,359)	(23,248)	(69,592)	3,156	(176,565)
Cash flows from financing activities:
Proceeds from debt		1,936,617		41,986		1,978,603
Payments of debt		(1,926,931)	(142)			(1,927,073)
Payments of financing costs		(33,695)				(33,695)
Capital contributions by parent		3,156			(3,156)
Dividend distributions to parent		(3,627)			3,627
Proceeds from the exercise of common stock options and warrants	3,156					3,156
Proceeds from dividends from subsidiary	3,627				(3,627)

Net cash provided by (used in) financing activities	6,783	(24,480)	(142)	41,986	(3,156)	20,991
Effect of foreign exchange rates				748		748

Net increase in cash and cash equivalents		28,443	16,534	2,718		47,695
Cash and cash equivalents at beginning of period		42,066	32,339	5,044		79,449

Cash and cash equivalents at end of period		$70,509	$48,873	$7,762		$127,144

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,600	$47,105	$599	$903		$52,207
Cash paid for income taxes, net of refunds		$(381)		$437		$56
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired				$66,078		$66,078
Liabilities assumed				(5,788)		(5,788)

				60,290		60,290
Due to seller and other payments				448		448

Net cash paid				$60,738		$60,738

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Three Months Ended March 31, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(1,842)	$59,691	$23,375	$1,430		$82,654
Cash flows from investing activities:
Purchases of rental equipment		(70,048)	(22,996)	(9,455)		(102,499)
Purchases of property and equipment	(1,839)	(2,027)	(4,580)	(439)		(8,885)
Proceeds from sales of rental equipment		16,293	15,915	2,872		35,080
Purchases of other companies		(4,162)				(4,162)
Deposits on rental equipment purchases		(13,422)				(13,422)

Net cash used in investing activities	(1,839)	(73,366)	(11,661)	(7,022)		(93,888)
Cash flows from financing activities:
Proceeds from debt		19,500				19,500
Payments of debt		(1,554)	(163)	(1,324)		(3,041)
Payments of financing costs		(590)				(590)
Dividend distributions to parent		(3,681)			$3,681
Proceeds from dividends from subsidiary	3,681				(3,681)

Net cash provided by (used in) financing activities	3,681	13,675	(163)	(1,324)		15,869
Effect of foreign exchange rates				9,062		9,062

Net increase in cash and cash equivalents			11,551	2,146		13,697
Cash and cash equivalents at beginning of period			16,908	2,323		19,231

Cash and cash equivalents at end of period			$28,459	$4,469		$32,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,602	$34,324	$202	$844		$39,972
Cash paid for income taxes, net of refunds		$(91)		$451		$360
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$3,314				$3,314
Liabilities assumed		(50)				(50)

		3,264				3,264
Due to seller and other payments		898				898

Net cash paid		$4,162				$4,162

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the three months ended March 31, 2004 and 2003 and should be read in conjunction with the unaudited consolidated financial statements and related notes included herein and the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K.

General

United Rentals is the largest equipment rental company in North America. Our revenues are divided into three categories:

•	Equipment rentals—This category principally includes our revenues from the following sources: (i) equipment rental, (ii) fees related to equipment rental such as those for equipment delivery, fuel, repair of rental equipment and damage waivers and (iii) specialized services that we provide in connection with the rental of traffic control equipment.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•	Sales of equipment and contractor supplies and other revenues—This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of contractor supplies, (iii) repair services and the sale of parts for equipment owned by customers and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

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

Selling, general and administrative expenses primarily include sales commissions and salaries, bad debt expense, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

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

We completed acquisitions in each of 2004 and 2003. See note 2 to our notes to unaudited consolidated financial statements included elsewhere in this Report. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not directly comparable.

Goodwill and Other Intangible Assets

Pursuant to an accounting standard adopted in 2002, we no longer amortize goodwill. Instead, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Our other intangible assets continue to be amortized over their estimated useful lives.

We are generally required to review our goodwill for impairment annually. However, if events or circumstances suggest that our goodwill could be impaired, then impairment testing may be required before the scheduled annual impairment test. Our next scheduled annual impairment test will be as of October 1, 2004. Over the past two years we have recorded significant goodwill write-offs, and we may require additional write-offs in the future. If we continue to see weakness in our end markets, the likelihood of possible additional write-offs would increase. Future goodwill write-offs, if required, may have a material adverse effect on our results.

Restructuring Plans in 2001 and 2002

We adopted a restructuring plan in April 2001 and a second restructuring plan in October 2002 as described below. In connection with these plans, we recorded a restructuring charge of $28.9 million in 2001 and $28.3 million in the fourth quarter of 2002.

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

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2003(1)	Activity in 2004(2)	Balance March 31, 2004(3)
Costs to vacate facilities(4)	$14,960	$1,122	$13,838
Workforce reduction costs(5)	1,756	135	1,621
Information technology costs(6)	613	196	417

	$17,329	$1,453	$15,876

(1)	Represents the aggregate balance of the 2001 and 2002 charges that had not been utilized as of December 31, 2003.
(2)	Activity in 2004 represents primarily cash payments.
(3)	Represents the aggregate balance of the 2001 and 2002 charges that had not been utilized as of March 31, 2004.
(4)	Represents primarily (i) payment of obligations under leases offset by estimated sublease opportunities and (ii) the write-off of capital improvements made to such facilities.
(5)	Represents primarily severance.
(6)	Represents primarily the abandonment of certain information technology projects and the payment of obligations under equipment leases relating to such projects.

As indicated in the table above, the aggregate balance of the 2001 and 2002 charges was $15.9 million as of March 31, 2004 consisting of $0.7 million for the 2001 charge and $15.2 million for the 2002 charge. We estimate that approximately $5.4 million of the remaining 2001 and 2002 charges will be paid by December 31, 2004 and approximately $10.5 million in future periods. These payments will not affect our future earnings because the charges associated with these payments have already been recorded in our 2001 or 2002 results. We expect to make these payments with cash from our operations.

Charges Related to Debt Refinancings and Vesting of Restricted Stock

During 2004, we refinanced approximately $2.1 billion of our debt. See “—Liquidity and Capital Resources—Recent Financing Transactions.” In connection with the foregoing, we recorded aggregate pre-tax charges in the first quarter of $161.1 million ($95.2 million, net of tax) attributable primarily to (i) the redemption and tender premiums for notes redeemed and tendered as part of the refinancing and (ii) the write-off of previously capitalized costs relating to the debt refinanced. These charges were recorded in other (income) expense, net. We expect to incur additional charges of approximately $11.0 million during the second quarter in connection with the refinancing.

We incurred a pre-tax non-cash charge of $7.0 million ($5.5 million, net of tax) in the first quarter of 2004 due to the vesting of restricted shares granted to senior executives in 2001. This charge represents the remaining unamortized portion of the deferred compensation charge associated with the award of such shares.

Information Concerning Segments

We currently have two business segments: general rentals and traffic control. The general rentals segment includes all aspects of our business, other than the rental of traffic control equipment and related services and activities. That portion of our business forms the separate traffic control segment. Commencing with this Report on Form 10-Q, we will provide certain operating and other data concerning our segments. Data for periods prior to the first quarter of 2004 have been reclassified to conform to the current organization of our segments.

The following table shows certain results of our segments for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended March 31
	2004	2003
General Rentals Segment
Revenues
Equipment rentals	$427.5	$397.4
Sales of rental equipment	54.7	35.1
Sales of equipment and contractor supplies and other revenues	117.2	106.3

Total revenues	599.3	538.8
Cost of revenues
Cost of equipment rentals, excluding depreciation	227.1	212.0
Depreciation of rental equipment	84.5	74.5
Cost of rental equipment sales	37.0	23.3
Cost of equipment and contractor supplies sales and other operating expenses	84.7	77.5

Total cost of revenues	433.4	387.3

Gross profit	165.9	151.4
Selling, general and administrative expenses	96.1	86.2
Non-rental depreciation and amortization	16.2	16.6

Segment operating income	$53.7	$48.7

Traffic Control Segment
Revenues
Equipment rentals	$39.8	$46.3
Sales of rental equipment	0.7
Sales of equipment and contractor supplies and other revenues	4.9	6.9

Total revenues	45.4	53.1
Cost of revenues
Cost of equipment rentals, excluding depreciation	37.7	40.4
Depreciation of rental equipment	6.3	6.2
Cost of rental equipment sales	0.4
Cost of equipment and contractor supplies sales and other operating expenses	2.9	3.9

Total cost of revenues	47.2	50.6

Gross profit	(1.9)	2.6
Selling, general and administrative expenses	11.6	10.6
Non-rental depreciation and amortization	0.3	0.4

Segment operating income	$(13.8)	$(8.4)

Consolidated Results
General rentals segment operating income	$53.7	$48.7
Traffic control segment operating income (loss)	(13.8)	(8.4)
Vesting of restricted shares granted to executives in 2001(1)	(7.0)

Operating income	32.9	40.2
Interest expense	45.9	51.0
Interest expense—subordinated convertible debentures	3.6
Preferred dividends of a subsidiary trust		3.7
Other (income) expense, net	160.9	(0.1)

Loss before benefit for income taxes	(177.6)	(14.3)
Benefit for income taxes	(71.0)	(5.6)

Net loss	$(106.6)	$(8.7)

(1)	Represents the vesting of restricted shares granted to executives in 2001. See “—Charges Relating to Debt Refinancing and Vesting of Restricted Stock.” This charge has not been allocated to either segment.

Columns may not add due to rounding

Discussion of Results

Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results

Our results for the first three months of 2004 were impacted by (i) $161.1 million of charges ($95.2 million, net of tax) relating to a debt refinancing that we completed in the first quarter of 2004 and (ii) a $7.0 million charge ($5.5 million, net of tax) for the vesting of restricted stock granted to executives in 2001. Our operating income was also impacted by the charge related to the accelerated vesting of restricted stock. See “—Charges Related to Debt Refinancings and Vesting of Restricted Stock.”

The table below shows (i) our operating income and results in accordance with GAAP and (ii) our operating income and results adjusted to exclude the foregoing charges. We provide this adjusted data because we believe that this data may be useful to investors in analyzing the period-to-period changes in our results that are due to changes in business conditions.

	Three Months Ended March 31
	2004	2003
Operating income (GAAP)	$32.9	$40.2
Vesting of restricted shares granted to executives in 2001	7.0

Operating income, as adjusted	$39.9	$40.2

Net loss (GAAP)	$(106.6)	$(8.7)
Refinancing costs, net of tax	95.2
Vesting of restricted shares granted to executives in 2001, net of tax	5.5

Net loss, as adjusted	$(5.9)	$(8.7)

Overview of Adjusted Results

Our revenues in the first three months of 2004 increased 8.9% to $644.7 million from $591.9 million in the first three months of 2003. This increase in revenues, partially offset by higher cost of revenues, caused gross profit in the first three months of 2004 to increase 6.6% to $164.1 million from $154.0 million in the first three months of 2003. These increases were entirely attributable to our general rentals segment. At our traffic control segment, both revenues and gross profit declined partially offsetting the increases at the general rentals segment.

The increase in revenues at our general rentals segment reflected the following:

•	We had a 7.6% increase in equipment rental revenues. This increase reflected an 8.5% increase in same-store rental revenues partially offset by revenues lost due to branch closings. The growth in same-store rental revenues was primarily driven by a 6.5% increase in rental rates.

•	We also had a 55.8% increase in revenues from the sale of rental equipment, and a 10.3% increase in revenues from “sale of equipment and merchandise and other revenues.” The increase in the latter category primarily reflected a 34% increase in sales of contractor supplies.

Segment operating income at the general rentals segment increased to $53.7 million in the first three months of 2004 from $48.7 million in the first three months of 2003. This increase reflected the higher revenues and gross profit at this segment partially offset by higher selling, general and administrative expenses (“SG&A”). The increase in operating income at the general rentals segment was entirely offset by a widening of the loss at the traffic control segment due to lower revenues and, to a lesser extent, higher SG&A expense. The net effect was that total adjusted operating income in the first three months of 2004 was substantially the same as in the first three months of 2003—$39.9 million in the 2004 period versus $40.2 million in the 2003 period.

Our total adjusted operating income excludes a charge described above relating to the vesting of restricted stock. After giving effect to this charge, we recorded operating income in accordance with GAAP of $32.9 million in the first three months of 2004 compared with $40.2 million in the first three months of 2003.

Our total interest expense decreased to $49.6 million in the first three months of 2004 from total interest expense and preferred dividends of a subsidiary trust of $54.7 million in the first three months of 2003. This decrease primarily reflected lower interest rates on our debt.

Our adjusted net loss for the first three months of 2004 was $5.9 million compared with a net loss of $8.7 million in the first three months of 2003. The decrease in the adjusted net loss in the 2004 period primarily reflected the lower interest expense.

The adjusted net loss excludes certain charges described above relating to debt refinancing and the vesting of restricted stock. After giving effect to these charges, we recorded a net loss in accordance with GAAP of $106.6 million in the first three months of 2004 compared with $8.7 million in the first three months of 2003.

Additional Information Concerning Results

Three Months Ended March 31, 2004 and 2003

Revenues

1.    General Rentals Segment Revenues.    Our general rentals segment had total revenues of $599.3 million in the first three months of 2004, an increase of 11.2% compared with $538.8 million in the first three months of 2003. The revenues from this segment accounted for 93.0% of our total revenues in the first three months of 2004 and 91.0% during the first three months of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the general rentals segment were $427.5 million in the first three months of 2004, an increase of 7.6% compared with revenues of $397.4 million in the first three months of 2003. These revenues accounted for 71.3% of the segment’s total revenues in the first three months of 2004 compared with 73.8% in the same period last year. Rental rates for this segment increased 6.5% during the first three months of 2004 compared with the same period last year.

The increase in rental revenues at this segment during the first three months of 2004 principally reflected the following:

•	We increased rental revenues at locations open more than one year, or same store rental revenues, by approximately 8.5%. This increase primarily reflected the 6.5% increase in rental rates discussed above and a 2.0% increase in the net volume of rental activity. The volume increase was driven in part by the transfer to these locations of equipment that had previously been deployed at branches that were closed or consolidated.

•	We lost revenues due to the closing or sale of branches and added revenues through acquisitions and start-ups. The net effect of these two factors was a loss of revenues that partially offset the increase in same store rental revenues.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the general rentals segment were $54.7 million in the first three months of 2004, representing a 55.8% increase from $35.1 million in the first three months of 2003. These revenues accounted for 9.1% of the segment’s total revenues in the first three months of 2004 compared with 6.5% in the same period last year. The increase in these revenues in 2004 primarily reflected an increase in the volume of equipment sold. Used equipment prices were up slightly.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the general rentals segment were $117.2 million in the first three months of 2004, representing a 10.3% increase from $106.3 million in the first three months of 2003. These revenues accounted for 19.6% of the segment’s total revenues in the first three months of 2004 compared with 19.7% in the same period last year. The increase in these revenues in 2004 principally reflected a 34% increase in contractor supplies sales.

2.    Traffic Control Segment Revenues.    Our traffic control segment had total revenues of $45.4 million in the first three months of 2004, representing a decrease of 14.5% from $53.1 million in the first three months of 2003. The revenues from this segment accounted for 7.0% of our total revenues in the first three months of 2004 and 9.0% during the first three months of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the traffic control segment were $39.8 million in the first three months of 2004, representing a decrease of 14.0% from $46.3 million in the first three months of 2003. These revenues accounted for 87.7% of the segment’s total revenues in the first three months of 2004 and 87.2% in the same period last year. The decrease in rental revenues at this segment principally reflected an 11.7% decrease in same store revenues and, to a lesser extent, the closing of branches.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the traffic control segment were $0.7 million in the first three months of 2004 and $0 in the first three months of 2003. These revenues accounted for 1.5% of the segment’s total revenues in the first three months of 2004 compared with 0% in the same period last year.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the traffic control segment were $4.9 million in the first three months of 2004, representing a 29.0% decrease from $6.9 million in the first three months of 2003. These revenues accounted for 10.8% of the segment’s total revenues in the first three months of 2004 and 13.0% in the same period last year. The decrease in these revenues in 2004 principally reflected a decrease in the traffic control segment’s sales of contractor supplies.

3.    Total Consolidated Revenues.    We had total revenues of $644.7 million in the first three months of 2004, an increase of 8.9% compared with total revenues of $591.9 million in the first three months of 2003. The increase reflected the higher revenues at our general rentals segment partially offset by the lower revenues at our traffic control segment. Dollar equipment utilization for the first quarter of 2004 was 49.6%, an increase of 3.0 percentage points from the first quarter of 2003.

Gross Profit

1.    General Rentals Segment Gross Profit.    Our general rentals segment had total gross profit of $165.9 million in the first three months of 2004, an increase of 9.6% compared with $151.4 million in the first three months of 2003. This increase reflected the increase in revenues described above partially offset by the decrease in gross profit margin described below from equipment rental and sales of rental equipment. Information concerning gross profit margin of the general rentals segment by source of revenue is set forth below:

A.    Equipment Rentals.    The gross profit margin from equipment rental revenues was 27.1% in the first three months of 2004 and 27.9% in the first three months of 2003. The decrease in 2004 principally reflected cost increases which partially offset the increase in rental rates. The cost increases impacted several areas including repairs and maintenance, employee benefits and insurance.

B.    Sales of Rental Equipment.    The gross profit margin from the sale of rental equipment was 32.3% in the first three months of 2004 and 33.7% in the first three months of 2003. The decrease in 2004 primarily reflected a shift in mix to the sale of more under-utilized and relatively older equipment in the 2004 period.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    The gross profit margin from “sales of equipment and contractor supplies and other revenues” was 27.7% in the first three months of 2004 and 27.1% in the first three months of 2003. The increase in gross profit margin in 2004 primarily reflected increased margins from the sale of contractor supplies.

2.    Traffic Control Segment Gross Profit (Loss).    Our traffic control segment had a gross loss of $1.9 million in the first three months of 2004 compared with a gross profit $2.6 million in the first three months of 2003. The gross loss in the first three months of 2004 primarily reflected the decrease in revenues from equipment rentals during the 2004 period. Although costs also decreased during the period, the decrease in costs was less than the decrease in revenues.

3.    Total Consolidated Gross Profit.    We had total gross profit of $164.1 million in the first three months of 2004, representing an increase of 6.6% from $154.0 million in the first three months of 2003. The increase reflected the higher gross profit at our general rentals segment partially offset by the gross loss at our traffic control segment.

Selling, General and Administrative Expense

1.    General Rentals Segment SG&A.    SG&A at our general rentals segment was $96.1 million, or 16.0% of total segment revenues, during the first three months of 2004 and $86.2 million, or 16.0% of total revenues, during the first three months of 2003. The increase in the dollar amount of SG&A in the 2004 period primarily reflected higher costs related to selling commissions.

2.    Traffic Control Segment SG&A.    SG&A at our traffic control segment was $11.6 million, or 25.6% of total segment revenues, during the first three months of 2004 and $10.6 million, or 20.0% of total revenues, during the first three months of 2003. The increase in the dollar amount of SG&A in the 2004 period primarily reflected higher bad debt expense. The increase in SG&A as a percentage of revenues during the 2004 period primarily reflected the foregoing and the reduction in revenues described above.

3.    Total Consolidated SG&A.    Total SG&A expense was $114.8 million, or 17.8% of total revenues, during the first three months of 2004 and $96.8 million, or 16.4% of total revenues, during the first three months of 2003. The increase in SG&A as a percentage of revenues in the first three months of 2004 was primarily attributable to a $7.0 million charge for the vesting of restricted stock granted to executives in 2001. This charge has not been allocated to either of our segments.

Excluding the aforementioned charge, SG&A would have been $107.8 million, or 16.7% of total revenues, in the first three months of 2004 compared with $96.8 million, or 16.4% of total revenues, during the first three months of 2003. The increase in the dollar amount of SG&A, excluding the aforementioned charge, in the 2004 period reflected higher SG&A expenses at both of our segments as described above. The increase in SG&A, excluding the aforementioned charge, as a percentage of revenues during the 2004 period primarily reflected the decrease in revenues at our traffic control segment as described above.

Non-rental Depreciation and Amortization

1.    General Rentals Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the general rentals segment was $16.2 million, or 2.7% of total segment revenues, in the first three months of 2004 and $16.6 million, or 3.1% of total segment revenues, in the first three months of 2003. The decrease in such expense as percentage of revenues primarily reflected the increase in revenues described above.

2.    Traffic Control Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the traffic control segment was $0.3 million in the first three months of 2004 and $0.4 million in the first three months of 2003.

3.    Total Consolidated Non-rental Depreciation and Amortization.    Total non-rental depreciation and amortization was $16.4 million, or 2.5% of total revenues, in the first three months of 2004 and $17.0 million, or 2.9% of total revenues, in the first three months of 2003. The decrease in such expense as percentage of revenues primarily reflected the increase in revenues described above.

Interest Expense

Interest expense was $45.9 million in the first three months of 2004 and $51.0 million in the first three months of 2003. The decrease in interest expense was attributable to lower interest rates on our debt.

Interest Expense—Subordinated Convertible Debentures and Preferred Dividends of a Subsidiary Trust

In August 1998, a subsidiary trust of United Rentals, Inc. (“Holdings”) sold certain trust preferred securities and used the proceeds from such sale to purchase certain convertible subordinated debentures from Holdings. See “—Certain Information Concerning Trust Preferred Securities.” The subsidiary trust that issued the trust preferred securities was consolidated with Holdings until December 31, 2003, when it was deconsolidated following the adoption of a new accounting principle. See “—Impact of Recently Issued Accounting Standards.”

For periods prior to the deconsolidation, the dividends on the trust preferred securities was reflected as an expense on our consolidated statement of operations and the interest on the subordinated convertible debentures was eliminated in consolidation and thus was not reflected as an expense on our consolidated statement of operations. For periods after the deconsolidation, the dividends on the trust preferred securities is no longer reflected as an expense on our consolidated statement of operations and the interest on the subordinated convertible debentures is no longer eliminated in consolidation and thus is now reflected as an expense on our consolidated statement of operations. Because the interest on the subordinated convertible debentures corresponds to the dividends on the trust preferred securities, this change does not alter the total amount of expense required to be recorded.

The expense recorded in connection with the foregoing securities was $3.6 million in the first three months of 2004 and $3.7 million in the first three months of 2004. The expense in the 2004 period is recorded on the statement of operations as “Interest Expense—Subordinated Convertible Debentures” and the expense in the 2003 period is recorded as “Preferred Dividends of a Subsidiary Trust.” The decrease in the first three months of 2004 was attributable to the repurchase of a portion of the trust preferred securities after the first three months of 2003.

Other (Income) Expense

Other expense was $160.9 million in the first three months of 2004 compared with other income of $0.1 million in the first three months of 2003. The other expense in the first three months of 2004 was primarily attributable to the charges related to debt refinancings described under “—Charges Related to Debt Refinancings and Vesting of Restricted Stock.” Excluding these charges, we would have had other income of $0.2 million.

Benefit for Income Taxes

Income taxes were a benefit of $71.0 million, or an effective rate of 40%, in the first three months of 2004 and a benefit of $5.6 million, or an effective rate of 39%, in the first three months of 2003. Excluding the effects on our 2004 results of (i) the vesting of restricted stock granted to executives in 2001 and (ii) the refinancing charges, discussed above, we would have had an effective rate of 38.3% in the first three months of 2004.

Liquidity and Capital Resources

Recent Financing Transactions

We recently refinanced approximately $2.1 billion of our debt. This refinancing was completed in the first quarter of 2004, except as described below. The purpose of this refinancing was to reduce our interest expense and extend the maturities on a substantial amount of our debt. As part of this refinancing, we:

•	obtained a new senior secured credit facility to replace the senior secured credit facility we previously had in place;

•	sold $1 billion of 6 1/2% Senior Notes Due 2012;

•	sold $375 million of 7% Senior Subordinated Notes Due 2014;

•	repaid $639 million of term loans and $52 million of borrowings that were outstanding under our old credit facility;

•	repurchased $845 million principal amount of our 10 3/4% Senior Notes Due 2008, pursuant to a tender offer, for aggregate consideration of $970 million;

•	redeemed $300 million principal amount of our outstanding 9 1/4% Senior Subordinated Notes Due 2009 at an aggregate redemption price of $314 million; and

•	redeemed $250 million principal amount of our outstanding 9% Senior Subordinated Notes Due 2009 at an aggregate redemption price of $261 million.

The refinancing described above was completed during the first quarter of 2004, except that (i) the redemption of the 9% Senior Subordinated Notes Due 2009 was completed on April 1, 2004 and (ii) a portion of the term loan that is part of the new senior secured credit facility was drawn on April 1, 2004.

The table below shows our debt at March 31, 2004, as adjusted to give effect to those elements of the refinancing that were completed on April 1, 2004.

	As Adjusted	Scheduled Maturity
	(in millions)
Revolving credit facility	$93.9	February 2009
Term loan	750.0	February 2011
Receivables securitization	—	September 2006
6 1/2% Senior notes	1,000.0	February 2012
7% Senior subordinated notes	375.0	February 2014
7 3/4% Senior subordinated notes	525.0	November 2013
1 7/8% Convertible senior subordinated notes	143.8	October 2023
10 3/4% Senior notes	15.2	April 2008
Other debt	50.8

Total debt	$2,953.7

For further information concerning our debt see note 8 to our notes to unaudited consolidated financial statements included elsewhere herein and note 9 to our notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K.

Sources and Uses of Cash

During the first three months of 2004, we (i) generated cash from operations of $202.5 million, (ii) generated cash from the sale of rental equipment of $55.4 million and (iii) obtained cash from borrowings, net of repayments, of approximately $51.5 million. We used cash during this period principally to (i) pay consideration for acquisitions of $60.7 million, (ii) purchase rental equipment of $152.5 million, (iii) purchase other property and equipment of $18.7 million and (iv) pay financing costs of $33.7 million. Our overall cash increased during the first three months of 2004 by approximately $47.7 million.

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of April 29, 2004, we had $514.0 million of borrowing capacity available under our $650 million revolving credit facility (reflecting outstanding loans of approximately $93.8 million and outstanding letters of credit in the amount of approximately $42.2 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, and (v) costs relating to our restructuring plans. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we may seek additional financing through the securitization of some of our equipment or through the use of additional operating leases. For information on the scheduled principal payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “—Certain Information Concerning Contractual Obligations.”

Our capital expenditures for the first quarter of 2004 amounted to $171 million. These expenditures are comprised of (i) approximately $152 million of expenditures for the purchase of rental equipment and (ii) $19 million of expenditures for the purchase of property and equipment. Our capital expenditures in future periods will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for the balance of 2004 will be approximately $405 million to $530 million for our existing operations. These expenditures are comprised of approximately: (i) $375 million to $500 million of expenditures for the purchase of rental equipment and (ii) $30 million of expenditures for the purchase of property and equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility and receivables securitization facility.

While emphasizing internal growth, we may also continue to expand through a disciplined acquisition program. We will consider potential transactions of varying sizes and may, on a selective basis, pursue acquisition or consolidation opportunities involving other public companies or large privately-held companies. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash described above are not sufficient to fund such future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or the ownership of existing stockholders may be diluted as we implement our growth strategy.

Certain Information Concerning Contractual Obligations

The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations. The information is as of March 31, 2004, as adjusted to give effect to certain transactions relating to our recent refinancing that were completed on April 1, 2004 as described under “—Liquidity and Capital Resources—Recent Financing Transactions.”

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Debt excluding capital leases(1)	$15,054	$7,720	$7,500	$7,500	$22,662	$2,863,884	$2,924,320
Capital leases (1)	8,918	9,405	6,620	3,489	946	72	29,450
Operating leases(1):
Real estate	50,990	62,862	57,695	52,877	43,441	108,574	376,439
Rental equipment	52,361	44,065	46,394	22,704	16,752	1,105	183,381
Other equipment	15,469	12,100	9,391	5,080	3,272	382	45,694
Purchase obligations
Other long-term liabilities reflected on balance sheet in accordance with GAAP(2)						221,550	221,550

Total	$142,792	$136,152	$127,600	$91,650	$87,073	$3,195,567	$3,780,834

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements.”
(2)	Represents our subordinated convertible debentures.

Certain Information Concerning Related Party

We have from time to time purchased equipment from Terex Corporation (“Terex”) and expect to do so in the future. The chief executive officer and a director of Terex is also a director of our company. We purchased equipment from Terex of approximately $17 million during the first three months of 2004.

Certain Information Concerning Off-Balance Sheet Arrangements

Restricted Stock.    We have granted to employees other than executive officers and directors approximately 900,000 shares of restricted stock that contain the following provisions. The shares vest in 2005, 2006 or 2007 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount. However, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $27.26 per share with respect to approximately 300,000 shares scheduled to vest in 2005, (ii) $9.18 per share with respect to approximately 400,000 shares scheduled to vest in 2006, and (iii) $17.20 per share with respect to approximately 200,000 shares scheduled to vest in 2007.

Operating Leases.    We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of many of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. The use of these guarantees helps to lower our monthly operating lease payments. We do not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that we ultimately will be required to pay, if any, under these guarantees. However, under current circumstances we do not anticipate paying significant amounts under these guarantees in the future. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $39.2 million. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of March 31, 2004 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” above.

Certain Information Concerning Trust Preferred Securities

In August 1998, a subsidiary trust of United Rentals, Inc. (“Holdings”) sold six million shares of 6 1/2% Convertible Quarterly Income Preferred Securities (“trust preferred securities”) for aggregate consideration of $300 million. The trust used the proceeds from the sale of these securities to purchase 6 1/2% subordinated convertible debentures due 2028 from Holdings which resulted in Holdings receiving all of the net proceeds of the sale. The subsidiary trust that issued the trust preferred securities was consolidated with Holdings until December 31, 2003, when it was deconsolidated following the adoption of a new accounting principle. See “—Impact of Recently Issued Accounting Standards.”

For periods prior to the deconsolidation, the dividends on the trust preferred securities was reflected as an expense on our consolidated statement of operations and the interest on the subordinated convertible debentures was eliminated in consolidation and thus was not reflected as an expense on our consolidated statement of operations. For periods after the deconsolidation, the dividends on the trust preferred securities is no longer reflected as an expense on our consolidated statement of operations and the interest on the subordinated convertible debentures is no longer eliminated in consolidation and thus is now reflected as an expense on our consolidated statement of operations. Because the interest on the subordinated convertible debentures corresponds to the dividends on the trust preferred securities, this change does not alter the total amount of expense required to be recorded.

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

As discussed above, our consolidated financial statements reflect (i) for periods prior to January 1, 2004, expenses related to dividends on certain trust preferred securities issued by a subsidiary trust of Holdings and (ii) for periods after January 1, 2004, expenses related to certain subordinated convertible debentures issued by Holdings to such subsidiary trust. However, the foregoing expenses are not reflected on the consolidated financial statements of URI because URI is not obligated with respect to the foregoing securities. This is the principal reason for the difference in the historical net income (loss) reported on the consolidated financial statements of URI and the net income (loss) reported on the consolidated financial statements of Holdings.

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

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”, revised December 2003), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, the effective date of these requirements, which originally was July 1, 2003, was deferred so as not to apply until the first period ending after December 15, 2003. Upon adoption of this standard, as of December 31, 2003, we deconsolidated a subsidiary trust that had issued trust preferred securities as described above. As a result of such deconsolidation, (i) the trust preferred securities issued by our subsidiary trust, which had previously been reflected on our consolidated balance sheets, were removed from our consolidated balance sheets at December 31, 2003, (ii) the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003 and (iii) commencing January 1, 2004, the interest on the subordinated convertible debentures is reflected as an expense on our consolidated statement of operations instead of the dividends on the trust preferred securities. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003. The adoption of this standard did not otherwise have a material effect on our statements of financial position or results of operations.

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

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our general rental equipment is principally used in connection with construction and industrial activities and our traffic control equipment is principally used in connection with the construction or repair of roads and bridges and similar infrastructure projects. Weakness in our end markets, such as a decline in construction or industrial activity or a reduction in infrastructure projects, may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by decreasing revenues and gross profit margins. For example, there have been significant declines in non-residential construction activity in 2002 and 2003 and reductions in government spending on infrastructure projects in several key states. This weakness in our end markets adversely affected our results in 2002, 2003 and in the first quarter of 2004.

We have identified below certain factors that may cause further weakness in our end markets, either temporarily or long-term:

•	continuation of weakness in the economy or the onset of a recession;

•	an increase in the cost of construction materials;

•	reductions in government spending for roads, bridges and other infrastructure projects;

•	an increase in interest rates;

•	adverse weather conditions which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States.

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in government spending for infrastructure projects;

•	changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	increases in costs (including the cost of fuel which has recently fluctuated significantly and which may continue to fluctuate significantly);

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; or

•	the possible need, from time to time, to take goodwill write-offs as described below or other write-offs or special charges due to a variety of occurrences such as the adoption of new accounting standards, store consolidations or closings, the refinancing of existing indebtedness, the impairment of assets or the buy-out of equipment leases.

Substantial Goodwill

At March 31, 2004, we had on our balance sheet net goodwill in the amount of $1,465 million, which represented approximately 30% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Any write-off would reduce our total assets and shareholders’ equity and be a charge against income.

We assess impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a reporting unit indicates impairment, a goodwill write-off is required even when we believe that reporting unit’s future performance will be significantly better. The fact that we test for impairment using only historical financial data increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future.

Substantial Indebtedness

At March 31, 2004, our total indebtedness was approximately $3,227.8 million, which includes $221.6 million in subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At March 31, 2004, as adjusted to give effect to the completion of our approximately $2.1 billion debt refinancing as described under “—Liquidity and Capital Resources—Recent Financing Transactions,” and taking into account our interest rate swap agreements, we had $2,188.9 million of variable rate indebtedness.

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

Certain Risks Relating to Acquisitions

We have grown in part through acquisitions and may continue to do so. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or large privately-held companies. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase as we implement our growth strategy. The making of acquisitions entails certain risks, including:

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

Labor Matters

We have approximately 1,200 employees that are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. In addition, our labor costs could increase as a result of the settlement of actual or threatened labor disputes. Furthermore, union organizing efforts or related actions could negatively affect our relationships with employees or customers.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We periodically utilize interest rate swap agreements to manage our interest costs and exposure to changes in interest rates. At March 31, 2004, we had swap agreements with an aggregate notional amount of $1,345 million. The effect of these agreements was to convert $1,345 million of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of: (i) $445 million of our 6 1/2% senior notes through 2012, (ii) $375 million of our 7% senior subordinated notes through 2014, and (iii) $525 million of our 7 3/4% senior subordinated notes through 2013.

As of March 31, 2004, after giving effect to our interest rate swap agreements, we had an aggregate of $2,189 million of indebtedness that bears interest at variable rates. This debt includes, in addition to the $1,345 million of debt subject to the swap agreements described above, (i) all borrowings under our $650 million revolving credit facility ($94 million outstanding) and (ii) our term loan ($750 million outstanding). The weighted average interest rates applicable to our variable rate debt on March 31, 2004 were (i) 4.6% for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 3.4% for the term loan and (iii) 3.9% for the debt subject to our swap agreements. As of March 31, 2004, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $13.5 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see note 9 to our notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K.

Market risk relating to changes in foreign currency exchanges rates were reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003. There has been no material change in this market risk since the end of the fiscal year 2003.

Item 4.    Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the disclosure controls and procedures were reasonably designed and effective at the reasonable assurance level to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation and audit of our consolidated financial statements included in our 2003 Annual Report on Form 10-K, we became aware of certain weaknesses in our internal controls. We believe that these weaknesses did not affect the accuracy of our financial statements included in our Annual Report on Form 10-K. However, they represented a significant deficiency in our internal controls as of December 31, 2003. In order to correct this deficiency, we took the following actions: (i) reinforced compliance with existing processes and procedures relating to the financial statement close process and implemented additional processes and procedures relating thereto and (ii) expanded and enhanced the periodic review process by our company’s financial and accounting personnel. We believe that the foregoing actions fully corrected the deficiency.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number		Description of Exhibit

3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Certificate of Incorporation dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current report on Form 8-K filed October 5, 2001)

3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4	(a)	Supplemental Indenture dated as of January 30, 2004, among United Rentals (North America), Inc., United Rentals, Inc. and the Guarantors named therein, to Indenture dated as of December 24, 2002 (incorporated by reference to Exhibit 4(h) to United Rentals, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

Exhibit Number		Description of Exhibit

4	(b)	Supplemental Indenture dated as of January 30, 2004, among United Rentals (North America), Inc., United Rentals, Inc. and the Guarantors named therein, to Indenture dated as of April 20, 2001 (incorporated by reference to Exhibit 4(i) to United Rentals, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

4	(c)	Indenture dated as of January 28, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(d)	Indenture dated as of February 17, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(e)	Registration Rights Agreement dated as of January 28, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(f)	Registration Rights Agreement dated as of February 17, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(a)	Amended and Restated Credit Agreement dated as of February 13, 2004, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. l), ULC, the lenders party thereto, JPMorgan Chase Bank, as US Administrative Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.5 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(b)	Purchase Agreement dated January 23, 2004, relating to the initial sale by United Rentals (North America), Inc., of $375 million aggregate principal amount of 7% Senior Subordinated Notes Due 2014 (incorporated by reference to Exhibit 10.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(c)	Amendment No. l to Purchase Agreement dated January 27, 2004, relating to the initial sale by United Rentals (North America), Inc., of $375 million aggregate principal amount of 7% Senior Subordinated Notes Due 2014 (incorporated by reference to Exhibit 10.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(d)	Purchase Agreement dated January 23, 2004, relating to the initial sale by United Rentals (North America), Inc., of $1 billion aggregate principal amount of 6½% Senior Notes Due 2012 (incorporated by reference to Exhibit 10.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(e)	Amendment No. l to Purchase Agreement dated February 13, 2004, relating to the initial sale by United Rentals (North America), Inc., of $1 billion aggregate principal amount of 6½% Senior Notes Due 2012 (incorporated by reference to Exhibit 10.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(f)*	Employment Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks)†

10	(g)*	Employment Agreement dated April 8, 2004, between United Rentals, Inc. and John N. Milne (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and John N. Milne)†

10	(h)*	Indemnification Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks†

Exhibit Number		Description of Exhibit

10	(i)	Form of United Rentals, Inc., Annual Incentive Compensation Plan (incorporated by reference to Appendix B to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)†

10	(j)	Form of United Rentals, Inc., Long-Term Incentive Plan (incorporated by reference to Appendix C to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)†

10	(k)*	Amendment to United Rentals, Inc. 2001 Senior Stock Plan†

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

(b)  Reports on Form 8-K:

1.	Form 8-K filed on January 20, 2004 (earliest event reported January 16, 2004); Item 5 was reported.

2.	Form 8-K filed on January 22, 2004 (earliest event reported January 22, 2004); Item 5 was reported.

3.	Form 8-K filed on January 26, 2004 (earliest event reported January 23, 2004); Item 5 was reported.

4.	Form 8-K filed on February 3, 2004 (earliest event reported February 2, 2004); Item 5 was reported.

5.	Form 8-K filed on February 23, 2004 (earliest event reported February 17, 2004); Item 5 was reported.

6.	Form 8-K filed on February 25, 2004 (earliest event reported February 25, 2004); Item 12 was reported.

*	Filed herewith
†	This document is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED RENTALS, INC.

Dated: May 10, 2004	By:	/s/ JOHN N. MILNE

John N. Milne President and Chief Financial Officer (Principal Financial Officer)

UNITED RENTALS, INC.

Dated: May 10, 2004	By:	/s/ JOSEPH B. SHERK

Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated: May 10, 2004	By:	/s/ JOHN N. MILNE

John N. Milne President and Chief Financial Officer (Principal Financial Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated: May 10, 2004	By:	/s/ JOSEPH B. SHERK

Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)