Form 10-K
period 2004-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2006-03-31
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, INCLUDING RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

Commission File Number 1-14387

United Rentals, Inc.

Commission File Number 1-13663

United Rentals (North America), Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware Delaware	06-1522496 06-1493538
(State of Incorporation)	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip code)

Registrants’ telephone number, including area code: (203) 622-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value, of United Rentals, Inc.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As of June 30, 2004, there were 77,713,311 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates at June 30, 2004 was approximately $1.29 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $17.89.

As of March 1, 2006, there were 77,520,680 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 1 – Business – Risk Factors. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

EXPLANATORY NOTE ABOUT THIS REPORT

This annual report on Form 10-K includes our consolidated financial statements for the fiscal year ended December 31, 2004 and restated consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 (the “Restatement”). The Restatement corrects accounting errors related to the recognition of equipment rental revenue, self-insurance reserves, customer relationships and the provision for income taxes and the accounting for certain short-term sale-leaseback transactions that constituted irregularities. In addition, this annual report provides supplemental information regarding matters for which we did not restate, including certain trade package transactions that constituted irregularities and certain of our historical purchase accounting practices. These matters and the Restatement are more fully described in Note 3 to our consolidated financial statements included in this annual report.

The Restatement had the effect of increasing our net loss and net loss per diluted share for 2002 by $8 million and $.10, respectively, and decreasing our net loss and net loss per diluted share for 2003 by $5 million and $.06 per share, respectively. The impact of the Restatement on periods prior to January 1, 2002 is reflected as a decrease of $65 million to beginning retained earnings as of January 1, 2002.

As a result of the previously announced SEC inquiry and related review by a Special Committee of our board of directors and the Restatement for minor sale-leaseback transactions and for matters unrelated to the Special Committee’s review, we were unable to timely file this annual report or our quarterly reports on Form 10-Q for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 with the SEC. Contemporaneous with the filing of this annual report, we are filing our annual report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”) with the SEC. We are working expeditiously to file our quarterly reports for 2005 as soon as practicable after the filing of this report.

Because this annual report is being filed contemporaneously with our 2005 Annual Report, this annual report includes much of the information included in our 2005 Annual Report in addition to the information you would generally find in an annual report for 2004 that had been timely filed.

We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the Restatement that ended on or prior to September 30, 2004, and the financial statements and related financial information contained in those reports should not be relied upon.

All amounts referenced in this annual report for prior periods and prior period comparisons reflect the effects of the Restatement.

PART I

United Rentals, Inc. is principally a holding company. We primarily conduct our operations through our wholly owned subsidiary United Rentals (North America), Inc. and its subsidiaries. As used in this report, the term “Holdings” refers to United Rentals, Inc., the term “URI” refers to United Rentals (North America), Inc., and the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, in each case unless otherwise indicated.

Unless otherwise indicated, the information under Items 1 and 2 is as of March 1, 2006.

Item 1.	Business

General

United Rentals is the largest equipment rental company in the world. The Company was incorporated in Delaware in 1997. As of March 31, 2006, our network consists of 751 rental locations in the United States, Canada and Mexico, and as of December 31, 2004, our network consisted of 716 rental locations. We offer for rent over 20,000 classes of rental equipment, including heavy machines and hand tools, to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2005 and 2004, we generated revenues of approximately $3.6 billion and $3.1 billion, respectively.

As of December 31, 2005, our fleet of rental equipment included over 260,000 units having an original purchase price (based on initial consideration paid) of $3.9 billion. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	General tools and light equipment, such as pressure washers, water pumps, heaters and hand tools;

•	Trench safety equipment for underground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment; and

•	Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems.

In addition to renting equipment, we sell new and used rental equipment as well as related contractor supplies, parts and service.

The Company has grown through a combination of acquisitions and, more recently, organic growth. We seek to capitalize on opportunities in and around our existing operating regions to improve penetration in areas where market conditions such as the level of expected construction activity are favorable. Our strategy for improving growth is to expand our branch network, consolidate and integrate operations under current management, improve operating efficiencies, provide high levels of customer service, market to new customers, capitalize on revenue opportunities and maintain strict cost controls. In addition, we may selectively consider acquisition, consolidation or sale opportunities.

Securities and Exchange Commission Inquiry and Special Committee Review

In August 2004, we received notice from the Securities and Exchange Commission (“SEC”) that it was conducting a non-public, fact-finding inquiry of the Company. The notice was accompanied by a subpoena requesting the production of documents relating to certain of our accounting records, but did not otherwise specify the scope or specific purpose of the inquiry. As previously reported, the SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period.

In March 2005, our board of directors formed a special committee of independent directors to review matters related to the SEC inquiry (the “Special Committee”). Our board of directors received and acted upon findings of the Special Committee in January 2006. The Special Committee’s report to the board included findings, among others, related to:

•	the accounting for six short term, or minor, sale-leaseback transactions that the Company entered into between December 2000 and March 2002, which constituted irregularities;

•	a number of “trade package” transactions during the period from the fourth quarter of 2000 through 2002 in which the Company sold used equipment to certain suppliers at prices that may have included a premium above fair value in exchange for commitments or concessions, some of which constituted irregularities; and

•	the Company’s practices between 1997 and August 2000 concerning its accounting for purchase business combinations.

The actions that we took with respect to the Special Committee’s findings related to the minor sale-leaseback transactions and the trade packages are discussed below in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Restatement and Reclassification of Previously Issued Consolidated Financial Statements, Certain Findings of the Special Committee and Related Matters and summarized in our press release and related report on Form 8-K dated January 26, 2006.

With respect to accounting for purchase business combinations, the primary focus of the Special Committee’s inquiry was our historical practices concerning the valuation of rental equipment acquired in purchase business combinations and the practice of recognizing profit on sales of this equipment within one year of its acquisition. These practices are further discussed in Item 7 – MD&A – Restatement and Reclassification of Previously Issued Consolidated Financial Statements, Certain Findings of the Special Committee and Related Matters.

As previously reported, based upon recommendations by the Special Committee, our board of directors directed the Company to take a number of specific actions to address the issues identified by the Special Committee, including, among other things, the removal of certain finance and accounting officers from their positions, as well as the dismissal and/or reprimanding of certain other employees.

The SEC inquiry is ongoing and we are continuing to cooperate fully with the SEC.

Industry Overview

Based on industry sources, we estimate that the U.S. equipment rental industry had total revenues of approximately $31 billion in 2005. This represents a compound annual growth rate of over 9 percent since 1990.

In 2002 and 2003, industry rental revenues decreased by over $1.0 billion from the level reached in 2001. This decrease reflected significant weakness in private non-residential construction activity, which declined by 13.2 percent in 2002 and by an additional 5.1 percent in 2003 according to U.S. Department of Commerce data. According to U.S. Department of Commerce data, private non-residential construction activity increased 4.2 percent in 2004 compared with 2003 and increased 5.0 percent in 2005 compared to 2004. Our industry is particularly sensitive to changes in non-residential construction activity because, to date, this has been our principal end market for rental equipment. We expect that with a sustained rebound in private non-residential construction, our industry will continue its long-term growth trend.

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

While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other operations requiring the periodic use of equipment. We believe that over the long-term, increasing rentals by the industrial sector could become a more significant factor in driving our industry’s growth.

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

Significant Purchasing Power. We purchase large amounts of equipment, contractor supplies and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

Operating Efficiencies. We benefit from the following operating efficiencies:

•	Equipment Sharing Among Branches. We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches.

•	Ability to Transfer Equipment Among Branches. The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas.

•	Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our branches, such as payroll, accounts payable, benefits and risk management, information technology and credit and collection.

Information Technology Systems. We have information technology systems which support our operations. This information technology infrastructure facilitates our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share rental equipment among branches. We have an in-house team of information technology specialists that supports our systems.

Strong Brand Recognition. We have strong brand recognition, which helps us to attract new customers and build customer loyalty.

Geographic and Customer Diversity. As of March 31, 2006, we have 751 rental branches in 48 states, ten Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small businesses and homeowners. In each of 2005 and 2004, our top ten customers accounted for less than 2 percent of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve approximately 1,500 National Account customers as well as approximately 750 agencies within the United States government. Revenues from National Account customers have increased to over $650 million in 2005 from approximately $550 million in 2004 and approximately $470 million in 2003, reflecting the growth and success of this program.

Strong and Motivated Branch Management. Each of our full service branches has a branch manager who is supervised by a district manager from one of our 63 districts and a vice president from one of our nine regions. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them, within budgetary guidelines, to make day-to-day decisions concerning branch matters. Management monitors branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and certain other branch personnel is linked to their branch’s financial performance and return on assets. This provides an incentive for branch personnel to control costs, optimize pricing and manage fleet efficiently.

Employee Training Programs. We are dedicated to providing training and development to our employees. In 2005 and 2004, our employees enhanced their skills through over 300,000 and 200,000 hours of training, respectively. Many employees participated in one of twenty week-long programs held in 2005 at our new training facility located at our corporate headquarters. In addition to these training sessions, our employees are provided eLearning courses on-line covering a variety of subjects.

Risk Management and Safety Programs. We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

Segment Information

Our reportable segments are general rentals; traffic control (also referred to as the highway technologies group); and trench safety, pump and power. Segment financial information is presented in note 19 to our consolidated financial statements. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The traffic control segment includes the rental of equipment for controlling traffic and related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. For financial information concerning our foreign and domestic operations, see note 19 to our consolidated financial statements.

Products and Services

Our principal products and services are described below.

Equipment Rental. We offer for rent over 20,000 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; traffic control equipment; trench safety equipment; and general tools and light equipment.

We estimate that each of the following categories accounted for 4 percent or more of our equipment rental revenues in 2005 and 2004: (i) aerial lift equipment (approximately 38 percent), (ii) earth moving equipment

(approximately 18 percent and 19 percent, respectively), (iii) forklifts (approximately 14 percent and 13 percent, respectively) and (iv) trench (approximately 5 percent and 4 percent, respectively). We believe that our fleet is one of the newest and best maintained in the industry. The weighted average age of our fleet was approximately 40 months at December 31, 2005 and December 31, 2004.

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

We principally sell used equipment through our national sales force, which can access many resale markets across North America. We also sell used equipment through our website, which includes an online database of used equipment available for sale. During 2005, we launched United Rentals Certified Auctions on eBay to provide customers with another convenient online tool for purchasing used equipment.

New Equipment Sales. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie, JLG and Skyjack (aerial lifts); Multiquip, Wacker, and Honda USA (compaction equipment, generators, and pumps); Sullair (compressors); Skytrak and Lull (rough terrain reach forklifts); Thomas and Takeuchi (skid-steer loaders and mini-excavators); Terex (telehandlers); and DeWalt (generators). The type of new equipment that we sell varies by location.

Contractor Supplies Sales. We sell a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. In 2002, we launched an initiative to increase contractor supplies sales across our network by building on the best practices of our strongest retail locations. Currently, we market contractor supplies and merchandise through several channels including our sales representatives, rental branches, and United States and Canadian product catalogs. In 2005 and 2004, we opened six and three distribution centers, respectively. These distribution centers are strategically located throughout the United States and Canada to enable 1-2 day delivery of products to most customers. Revenue from our contractor supplies business has grown to $324 million in 2005 as compared to $225 million in 2004 and $184 million in 2003.

Service and Other Revenue. We also offer repair and maintenance services and sell parts for equipment that is owned by our customers.

Our RENTALMAN® and INFOMANAGER® Software. We have two subsidiaries that are involved in the development and marketing of software. One of the subsidiaries develops and markets our RENTALMAN® software package which is an enterprise resource planning application used by several of the largest equipment rental companies. The other subsidiary develops and markets our INFOMANAGER® software which provides a complete solution for creating an advanced business intelligence system. INFOMANAGER® helps with extracting raw data from transactional applications, cleansing it, transforming it into meaningful information and saving it into a database that is specifically optimized for analytical use.

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. Our largest customer accounted for less than one percent of our revenues in each of 2005 and 2004 and our top 10 customers accounted for less than two percent of our revenues in each of 2005 and 2004.

Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch as well as the business composition of the local economy. Our customers include:

•	construction companies that use equipment for constructing and renovating commercial buildings, warehouses, industrial and manufacturing plants, office parks, airports, residential developments and other facilities;

•	industrial companies—such as manufacturers, chemical companies, paper mills, railroads, ship builders and utilities—that use equipment for plant maintenance, upgrades, expansion and construction;

•	municipalities that require equipment for a variety of purposes, such as traffic control and highway construction and maintenance; and

•	homeowners and other individuals that use equipment for projects that range from simple repairs to major renovations.

Our business is seasonal, with demand for our rental equipment tending to be lower in the winter months. The seasonality of our business is heightened because we offer traffic control equipment for rent. Branches that rent a significant amount of this type of equipment tend to generate most of their revenues in the second and third calendar quarters of the calendar year.

Sales and Marketing

We market our products and services through multiple channels as described below.

Sales Force. We have over 2,700 sales people including 1,300 outside sales representatives and 1,400 inside sales people who are responsible for calling on existing and potential customers as well as assisting our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on methods for maximizing the value of each transaction.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. Our National Account team, which includes 50 sales professionals, closely coordinates its efforts with the local sales force in each area.

E-Rentals. Our customers can rent or buy equipment online 24 hours a day, seven days a week, at our E-Rentals portal, which can be found at unitedrentals.com. Our customers can also use our URdata® application to access real-time reports on their business activity with us.

Advertising. We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio, direct mail and sports sponsorships. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.

Suppliers

Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach ensures the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, product liability history and financial strength.

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 28 percent of our 2005 purchases of equipment for rental or resale (approximately 22 percent in 2004), and that our 10 largest suppliers accounted for approximately 79 percent of such purchases (approximately 63 percent in 2004). We believe we have sufficient alternative sources of supply available for each of our major equipment categories.

Information Technology Systems

In support of our rental business, we have advanced information technology systems which facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our AS/400 system located at our data center. Rental transactions are entered at these workstations and processed on a real-time basis. Management and branch personnel can access the systems 24 hours a day.

These systems:

•	allow management to obtain a wide range of operational and financial data;

•	enable branch personnel to (1) determine equipment availability, (2) access all equipment within a geographic region and arrange for equipment to be delivered from anywhere in the region directly to the customer, (3) monitor business activity on a real-time basis and (4) obtain customized reports on a wide range of operating and financial data, including equipment utilization, rental rate trends, maintenance histories and customer transaction histories; and

•	permit customers to access their accounts online.

Our information technology systems and our website are supported by our in-house group of information technology specialists. This group trains our branch personnel; upgrades and customizes our systems; provides hardware and technology support; operates a support desk to assist branch and other personnel in the day-to-day use of the systems; extends the systems to newly acquired locations; and manages our website.

We have a back-up facility designed to enable business continuity in the event that our main computer facility becomes inoperative. This backup facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.

Competition

The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe that, in general, large companies enjoy significant competitive advantages compared to smaller operators, including greater purchasing power, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. For additional information, see “– Competitive Advantages.”

Environmental and Safety Regulations

Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, storm water, solid and hazardous wastes and materials, and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above-ground storage tanks located at certain of our locations. Under the environmental and safety laws, we may be liable for, among other things, (1) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (2) fines and penalties for non-compliance. As of December 31, 2005 and December 31, 2004 we were not, and currently we are not, aware of any such matters, and we believe that we currently conduct our activities and operations in substantial compliance with applicable environmental and safety laws.

Employees

We have approximately 13,400 employees. Of these, approximately 3,900 are salaried personnel and approximately 9,500 are hourly personnel. Collective bargaining agreements relating to 81 separate locations cover approximately 1,000 of our employees. As of December 31, 2004, we had approximately 12,600 employees. Of those employees, approximately 3,700 were salaried personnel and approximately 8,900 were hourly personnel. As of December 31, 2004, collective bargaining agreements related to 82 separate locations and covered approximately 1,100 of our employees. We consider our relationship with our employees to be good.

Available Information

We file reports and other information with the SEC pursuant to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Readers may read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at sec.gov.

We make available on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other SEC filings, as soon as practicable after they are electronically filed with or furnished to the SEC. Our website address is unitedrentals.com. The information contained in our website is not incorporated by reference in this document.

The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 23, 2004, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date, other than the requirement that the audit committee have a minimum of three members. The Company came back into compliance with this listing standard in September 2004.

Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties. You should carefully consider the following risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Decreases in North American construction and industrial activities could adversely affect our revenues and operating results by decreasing the demand for our equipment or the prices that we can charge.

Our general rental and trench safety, pump and power equipment is principally used in connection with construction and industrial activities and our traffic control equipment is principally used in connection with the construction or repair of roads and bridges and similar infrastructure projects. Weakness in our end markets, such as a decline in construction or industrial activity or a reduction in infrastructure projects, may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by causing our revenues and gross profit margins to be reduced.

We have identified below certain factors that may cause weakness in our end markets, either temporarily or long-term:

•	weakness in the economy or the onset of a recession;

•	an increase in the cost of construction materials;

•	sluggishness in government spending for roads, bridges and other infrastructure projects;

•	an increase in interest rates;

•	adverse weather conditions which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.

Our operating results may fluctuate, which could affect the trading value of our securities.

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term, due to a number of factors, which could adversely affect the trading value of our securities. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;

•	changes in government spending for infrastructure projects and other non-residential construction such as hospitals and schools;

•	changes in demand for our equipment or the prices we charge due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	cost fluctuations, such as the recent increases in the cost of oil, steel and employee-related compensation and healthcare benefits;

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; or

•	the possible need, from time to time, to record goodwill impairment charges as described below or other write-offs or charges due to a variety of occurrences, such as the adoption of new accounting standards, store divestitures, consolidations or closings, the refinancing of existing indebtedness, the impairment of assets or the buy-out of equipment leases.

We are highly leveraged, which subjects us to various risks.

At both December 31, 2005 and 2004, our total indebtedness was approximately $3.2 billion, including approximately $222 million of subordinated convertible debentures (also referred to as QUIPs securities). Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

Further, if we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.

Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2005, including the effect of our interest rate swap and cap agreements, we had approximately $1.3 billion of indebtedness that bears interest at variable rates. This $1.3 billion represents approximately 45 percent of our total indebtedness, excluding our QUIPs securities. See Item 7A – Quantitative and Qualitative Disclosure About Market Risk.

We will be unable to file our delinquent quarterly reports on Form 10-Q by the end of the extension period granted by holders of our bonds, which will give our bondholders the right to declare an event of default.

We are party to various indentures under which an aggregate of approximately $2.3 billion of securities (the “Notes”) were outstanding at December 31, 2005. These instruments require us to timely file required annual and other periodic reports. Holders of the requisite majorities of our Notes previously agreed to amendments to allow us until March 31, 2006 to file our annual report on Form 10-K for 2004 and our quarterly reports on Form 10-Q for 2005 interim periods.

We are currently preparing our reports on Form 10-Q for 2005 interim periods. Although we will not be in a position to file these reports by March 31, 2006, we expect to file these reports within the next 30 days. The failure to file these reports will not automatically result in an event of default under our Note indentures. However, either the trustee or the holders of not less than 25 percent of the principal amount of the Notes issued under each indenture will have the right to notify the Company of its nonperformance and declare an event of default. If a notice of default satisfying the requirements of the applicable indenture were to be duly delivered, the Company would have no less than 30 days to cure the default. If the Company does not cure the default within the applicable period, then either the trustee or the holders of not less than 25 percent of the principal amount of the Notes issued under such indenture would have the right to declare the principal amount and all accrued interest under such securities due and payable, unless a waiver is obtained from holders of at least a majority of the principal amount of such securities.

We have obtained an amendment to our senior secured credit facility, which, among other things, waives any default from the delay in filing certain SEC reports and allows us until April 28, 2006 to file our annual report on Form 10-K for 2004 and our quarterly reports on Form 10-Q for 2005 interim periods. If the Company were not to file such reports by April 28, 2006, the Company would be required to obtain an additional extension or be in immediate default under the senior secured credit facility. If our bondholders (from whom we have not sought any waiver or amendment) declare an event of default, the waiver will nevertheless continue until April 28, 2006. In addition, the amendment to our senior credit facility limits our ability to make borrowings under the facility to amounts necessary to fund obligations to be paid in the ordinary course during the one-week period following the applicable borrowing.

If the events described above were to occur, we might be unable to refinance our debt, whether through the capital markets or otherwise, on commercially reasonable terms, or at all. If we could not refinance our debt, we may be unable to meet our payment obligations unless we engage in an extraordinary transaction, including an asset sale, and any such transaction might have a material adverse effect on our business and financial condition. Further, if we are unable to repay or refinance our debt, as it becomes due, we could be forced to restructure our obligations or seek protection under applicable bankruptcy laws, or an involuntary bankruptcy proceeding may be brought against us.

If we are unable to satisfy the financial and other covenants in our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings.

Under the agreement governing our senior secured credit facility, we are required to, among other things, satisfy certain financial tests relating to: (a) the interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If we are unable to satisfy any of these covenants, the lenders could elect to terminate our senior secured credit facility and/or other agreements governing our debt and require us to repay outstanding borrowings. In such event, unless we were able to refinance the indebtedness coming due and replace our senior secured credit facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and we would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity for our operations.

In addition to financial covenants, we are subject to various other covenants in our senior secured credit facility as well as in the other agreements governing our debt, such as a requirement to file our periodic reports with the SEC in a timely manner. In September 2005, we completed a consent solicitation of our outstanding notes and convertible securities in which we amended the indentures governing these securities to waive any defaults related to the delay in filing our annual and quarterly reports for periods ended after September 30, 2004 with the SEC and allow the Company until March 31, 2006 to file the late SEC filings. In addition, in 2005 we amended our senior secured credit facility to waive any defaults related to the delay in making certain SEC filings and allow the Company until March 31, 2006 to file the late SEC filings, and in March 2006 we amended our senior secured credit facility again to waive any defaults related to the delay in making those SEC filings and allow the Company until April 28, 2006 to file the late SEC filings. As described above, we have not filed our quarterly reports on Form 10-Q for quarters ending in 2005 with the SEC.

Our inability to comply with any covenants could require us to solicit consents to another amendment to the indentures governing our outstanding notes and convertible securities and/or amend our senior secured credit facility again. Otherwise, as described above, our bondholders could declare an event of default, and following the expiration of any grace or cure period for such event of default, the waiver under our senior secured credit facility would terminate and our senior lenders could declare an event of default.

In addition to the risks described above with respect to non-compliance with covenants in agreements governing our debt, compliance with covenants may restrict our ability to conduct our operations. For instance, these covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business.

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

We may not have successfully remediated previously identified material weaknesses in our internal controls and we may identify additional material weaknesses in the future.

As described below under Item 9A, we have in the past had material weaknesses in our internal control over financial reporting and as of December 31, 2005 have a material weakness in our financial close process. We have taken actions to remediate all material weaknesses that we previously identified and we believe that we have successfully remediated all material weaknesses other than the weakness in our financial close process. However, there can be no assurance that the measures we have taken and will take to remediate previously identified weaknesses will be sufficient or that we will not identify additional weaknesses in the future. Additionally, even if we believe we have effective control over financial reporting, the process for assessing the effectiveness of internal control over financial reporting requires subjective judgments and the application of standards that are relatively new and subject to questions of interpretation. Accordingly, we cannot be certain that our auditors will agree with our assessment. If either we or our auditors ultimately conclude that our internal control over financial reporting is not effective, the perception of our company may be adversely affected, which could in turn adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.

We are subject to an ongoing inquiry by the SEC.

As previously reported, the Company is the subject of a non-public, fact-finding inquiry by the SEC that appears to relate to a broad range of the Company’s accounting practices and does not seem to be confined to a specific time period. In August 2004, we issued a press release and filed a Form 8-K disclosing the existence of the SEC inquiry. In March 2005, our board of directors formed the Special Committee of independent directors to review matters related to the SEC inquiry. Our board of directors received and acted upon findings of the Special Committee in January 2006.

We are cooperating with the SEC in its ongoing inquiry. However, we cannot predict the outcome of the SEC inquiry, whether the SEC will bring any proceeding relating to the Company or when this matter might be resolved. This matter has the potential to adversely affect us in a number of ways, including the following:

•	we are likely to continue to incur significant expenses in connection with responding to the inquiry, regardless of its outcome;

•	responding to the inquiry has in the past diverted and is likely to continue to divert the time and attention of our management from normal business operations; and

•	if the SEC does determine to bring a proceeding involving us, depending on its outcome, we may be required to pay fines and/or take corrective actions that would increase our costs or otherwise adversely affect our operations.

If we are ultimately required to pay significant amounts and/or take significant corrective actions, our results and liquidity could be materially adversely affected. In addition, regardless of the outcome, the publicity surrounding the inquiry and the potential risks associated with the inquiry could negatively impact the perception of our company by investors and others, which could adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.

Our senior management is required to devote significant time and attention to matters arising from the SEC inquiry.

Our senior management has devoted a significant amount of time to restating our financial statements, reviewing and improving our internal controls and procedures and responding to the SEC inquiry and review by the Special Committee of our board of directors discussed above and elsewhere in this report. If our senior management is unable to devote sufficient time in the future toward managing our existing business operations and developing and executing our growth strategy, we may not be able to remain competitive and our revenues and gross margins may decline.

We are subject to certain ongoing class action lawsuits.

Three class action lawsuits have been filed against the Company, as described in greater detail under Item 3 – Legal Proceedings. All three of the complaints allege, among other things, that (i) certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities and (ii) the conduct in connection therewith violated Section 10(b) of the Exchange Act, SEC Rule 10b-5 and, in the case of the individual defendants, Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages, costs and expenses.

We intend to defend against these actions vigorously. However, we do not know what the outcome of these proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Further, regardless of the outcome, we may incur significant defense costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our liquidity and results of operations.

We have received a comment letter from the SEC that contains comments that are unresolved.

As described in Item 1B, Unresolved Staff Comments, of our 2005 Annual Report being filed contemporaneously with this annual report, we received comments from the SEC to our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our quarterly reports on Form 10-Q for the quarterly periods in 2004. These comments are unresolved because we have been focused on (1) cooperating with the ongoing SEC inquiry and review of the Special Committee, (2) reviewing and restating our financial statements and (3) preparing this annual report, our quarterly reports for 2005 and our annual report for 2005. However, our restatements for customer relationships and equipment revenue recognition as well as the reclassification of the buy-out of an operating lease reflected in our consolidated financial statements included elsewhere in this report reflect these comments. We will continue to work with the SEC to resolve these comments and, while we do not currently anticipate any additional restatements will result from the resolution of these comments, we cannot assure you that this will be the case.

We have made numerous acquisitions, which entail certain risks.

We have grown in part through acquisitions and may continue to do so. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or large privately-held companies. It is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions.

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

Goodwill related to acquisitions represents a substantial portion of our total assets. If the fair value of the goodwill should drop below the recorded value, we would be required to write-off the excess goodwill.

On December 31, 2005 and 2004, we had on our balance sheet goodwill of $1.3 billion, which represented approximately 25 percent and 26 percent, respectively, of our total assets at each such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. Of the goodwill recorded on our balance sheet at December 31, 2005, 93 percent is associated with our general rentals segment and 7 percent is associated with our trench safety, pump and power segment. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write-off the excess goodwill as an operating expense.

Our results in 2004 were adversely affected by the write-off of approximately $139 million of goodwill related to our traffic control segment as described below in this report, and our results in the preceding two years were also adversely affected by significant goodwill write-offs. Based on the current performance of our general rentals and trench safety, pump and power segments, as well as current market conditions, we do not currently foresee any additional goodwill write-offs; however, we cannot be certain that a future downturn in the business or changes in market conditions will not necessitate additional write-offs in future periods.

Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

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

Disruptions in our information technology systems could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.

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

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our vehicles and our employees and (3) employment related claims. Further, as described elsewhere in this report, a small number of shareholder derivative and class action lawsuits have been filed against us. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

•	the insurance policies relating to our operations are subject to deductibles or self insured retentions of $2 million for general liability and automobile liability, on a per occurrence basis and $1 million per occurrence for workers’ compensation claims;

•	our Director & Officer Liability insurance policy has no deductible for individual non-indemnifiable loss coverage, but is subject to a $3 million deductible for company reimbursement coverage and all Director and Officer coverage is subject to certain exclusions;

•	we do not maintain coverage for environmental liability (other than legally required underground storage tank coverage), since we believe the cost for such coverage is high relative to the benefit that it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. It is possible that our insurance carrier may disclaim coverage for the class action and derivative lawsuits against us. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms, or not available at all.

We are subject to numerous environmental and safety regulations. If we are required to incur compliance or remediation costs that are not currently anticipated, our operating results could be adversely affected.

Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Under these laws, we may be liable for, among other things, (1) the costs of investigating and remediating and contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (2) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above-ground storage tanks located at certain of our locations.

Based on conditions currently known to us, we do not believe that any pending or likely remediation and compliance effort will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be adversely affected depending on the magnitude of the cost.

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.

We currently have approximately 1,000 employees that are represented by unions and covered by collective bargaining agreements and approximately 12,400 employees that are not represented by unions; however, various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. In addition, these efforts could negatively affect our relationship with certain customers. Further, our labor costs could increase as a result of the settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements.

We have operations outside the United States. As a result, we may incur losses from currency conversions and have higher costs than we otherwise would have due to the need to comply with foreign laws.

Our operations in Canada and Mexico are subject to the risks normally associated with international operations. These include (1) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, (2) the need to comply with foreign laws and (3) the possibility of political or economic instability in foreign countries.

Item 2.	Properties

On December 31, 2004, we operated 716 rental locations. Of these locations, 610 were in the United States, 105 were in Canada and one was in Mexico. As of March 31, 2006, we operate 751 rental locations. Of these locations, 650 are in the United States, 100 are in Canada and one is in Mexico. The number of locations in each state or province is shown in the table below, as well as the number of locations that are general rentals (GR), traffic control (TC) and trench safety, pump and power (TPP).

United States

• Alabama (GR 10)	• Louisiana (GR 5, TC 2, TPP 1)	• North Dakota (GR 3, TC 2)

• Alaska (GR 6)	• Maine (GR 2)	• Ohio (GR 10, TC 1, TPP 3)

• Arizona (GR 12, TC 6, TPP 4)	• Maryland (GR 14, TPP 2)	• Oklahoma (GR 2)

• Arkansas (GR 4)	• Massachusetts (GR 10, TPP 2)	• Oregon (GR 17, TC 1, TPP 2)

• California (GR 85, TC 6, TPP 14)	• Michigan (GR 8)	• Pennsylvania (GR 11, TC 5, TPP 2)

• Colorado (GR 17, TC 4, TPP 2)	• Minnesota (GR 9, TC 5, TPP 1)	• Rhode Island (GR 1)

• Connecticut (GR 12, TPP 1)	• Mississippi (GR 3)	• South Carolina (GR 8)

• Delaware (GR 5)	• Missouri (GR 7, TC 3, TPP 2)	• South Dakota (GR 2, TC 2)

• Florida (GR 27, TC 6, TPP 8)	• Montana (TC 2)	• Tennessee (GR 9, TPP 1)

• Georgia (GR 17, TPP 2)	• Nebraska (GR 5)	• Texas (GR 40, TC 10, TPP 8)

• Idaho (GR 2)	• Nevada (GR 7, TC 1, TPP 3)	• Utah (GR 5, TC 1, TPP 1)

• Illinois (GR 6, TC 7)	• New Hampshire (GR 3)	• Virginia (GR 13, TPP 1)

• Indiana (GR 12, TC 2, TPP 1)	• New Jersey (GR 7, TC 2, TPP 1)	• Washington (GR 26, TPP 4)

• Iowa (GR 7, TPP 2)	• New Mexico (GR 3)	• Wisconsin (GR 6, TC 1)

• Kansas (GR 2, TC 3, TPP 1)	• New York (GR 24)	• West Virginia (GR 2)

• Kentucky (GR 5)	• North Carolina (GR 15, TPP 1)	• Wyoming (GR 1, TC 1)

Canada	Mexico

• Alberta (GR 8)	• Nuevo Leon (GR 1)

• British Columbia (GR 21, TPP 1)

• Manitoba (GR 3)

• New Brunswick (GR 9)

• Nova Scotia (GR 6)

• Newfoundland (GR 7)

• Ontario (GR 34)

• Quebec (GR 9)

• Saskatchewan (GR 1)

• Prince Edward Island (GR 1)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 119 of our rental locations (121 as of December 31, 2004) and lease the other locations. We also lease premises for other purposes such as district and regional offices and service centers. Our leases provide for varying terms and include 56 leases that are on a month-to-month basis (65 as of December 31, 2004) and 43 leases that provide for a remaining term of less than one year and do not provide a renewal option (50 as of December 31, 2004). We are currently negotiating renewals for most of the leases that provide for a remaining term of less than one year.

We maintain a fleet of approximately 11,400 vehicles (10,100 as of December 31, 2004). These vehicles are used for delivery, maintenance and sales functions. We own a portion of this fleet and lease a portion.

Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 51,000 square feet under a lease that expires in 2013.

Item 3.	Legal Proceedings

SEC Non-Public Fact Finding Inquiry and Special Committee Review

As previously announced, on August 25, 2004, the Company received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of the Company’s documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC states that the inquiry does not mean that the SEC has concluded that the Company or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. As previously announced, the inquiry appears to relate to a broad range of our accounting practices and is not confined to a specific period or the matters discussed in this report.

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed in MD&A and in Item 1 above and summarized in the Company’s press release and the related current report on Form 8-K dated January 26, 2006.

The Company has provided documents in response to the SEC subpoenas to the SEC or to the Special Committee, which has, in turn, provided documents to the SEC. The Company is cooperating fully with the SEC in complying with the subpoenas. The Company is also responding to the SEC’s informal requests for information.

Shareholder Class Action Lawsuits and Derivative Litigation

As previously announced, following our public announcement of the SEC inquiry referred to above, three purported class action lawsuits were filed against us in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits seeks to sue on behalf of a purported class comprised of purchasers of our securities from October 23, 2003 to August 30, 2004. The lawsuits name as the defendants our company, our chairman, our vice chairman and chief executive officer, our former president and chief financial officer, and our former corporate controller. The complaints allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. On the basis of those allegations, plaintiffs in each action assert claims (a) against all defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of such Act. The complaints seek unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation. The court has directed the parties to submit, by April 17, 2006, a proposed schedule for the filing of a consolidated amended complaint and responses to any amended pleading. We intend to defend against these actions vigorously.

In January 2005, an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on our behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., names as defendants certain of our current and/or former directors and/or officers, and us as a nominal defendant. The complaint asserts, among other things, that the defendants breached their fiduciary duties to us by causing or allowing us to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the anticipated motions to dismiss in the purported shareholder class actions.

In November 2004, we received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that we take action in response to those allegations against certain of our current and/or former directors and/or officers. Following receipt of the letter, the board of directors formed a special committee of the board to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on our behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., names as defendants certain of our current and/or former directors and/or officers, and names us as a nominal defendant. The complaint in this action asserts, among other things, that all of the defendants breached fiduciary obligations to us by causing or allowing us to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint in this action also asserts a claim for unjust enrichment against our chairman, our vice chairman and chief executive officer, and our former president and chief financial officer. The complaint seeks unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The complaint also seeks an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim is asserted to disgorge certain compensation they received from us with respect to fiscal years 2001, 2002 and 2003. The parties have agreed to submit to the court, by April 17, 2006, a proposed schedule for the filing of any amended complaint and responses to the operative complaint in the action. The parties’ agreement further provides that the time by which all defendants must answer, move or otherwise respond to the complaint shall be adjourned pending the parties’ submission of the aforementioned schedule.

In August 2005, another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on our behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., names as defendants certain of our current and/or former directors and/or officers, and names us as a nominal defendant. The complaint in this action asserts claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted us to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint also asserts (a) a claim that a former director breached fiduciary obligations by selling shares of our common stock while in possession of material, non-public information, and (b) a claim against our chairman, our vice chairman and chief executive officer, and our former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act. The complaint seeks unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The complaint also seeks an order declaring that the defendants against whom the section 304 claim is directed are liable under the Sarbanes-Oxley Act and directing them to reimburse us for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004. The court has directed the parties to submit, on or before April 17, 2006, a proposed schedule for the filing of any amended complaint and responses to the operative complaint in the action. Pending the submission and approval of the aforementioned schedule, the court has adjourned the time by which all defendants must answer, move, or otherwise respond to the complaint in this action.

We are also a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuit, three purported shareholder derivative lawsuits and the SEC inquiry and related review of the Special Committee described above and in Note 17 - Commitments and Contingencies, to our consolidated financial statements included in this report, the Company has advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $2,566,190. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “URI.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the New York Stock Exchange.

	High	Low
2004:
First Quarter	$23.35	$15.76
Second Quarter	19.94	15.62
Third Quarter	20.54	13.95
Fourth Quarter	19.16	15.09

2003:
First Quarter	$12.60	$8.00
Second Quarter	14.75	9.08
Third Quarter	18.59	13.00
Fourth Quarter	19.85	15.62

As of March 1, 2005, there were approximately 479 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

We have not paid dividends in the last three years and intend to retain all earnings for the foreseeable future for use in the operation and expansion of our business. Accordingly, we currently have no plans to pay dividends on our common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of certain agreements governing our outstanding indebtedness, we are prohibited or restricted from paying dividends on our common stock. In addition, under Delaware law, we are prohibited from paying any dividends unless we have capital surplus or net profits available for this purpose.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data reflects the results of operations and balance sheet data for the years ended 2002 to 2004. The data below should be read in conjunction with, and is qualified by reference to, MD&A and our consolidated financial statements and notes thereto. The financial information presented may not be indicative of our future performance.

The following selected consolidated financial data for 2003 and 2002 has been restated to reflect adjustments resulting from matters discussed in Item 7 – MD&A and in note 3 to our consolidated financial statements (the “Restatement Note”). We have not restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000, and we have not presented any financial data from those periods below. In light of the systems and records presently available to us, it is not possible for us to reconstruct detailed financial data for 2001 and prior periods with any amount of effort or expense due to the current state of historical records used to prepare the financial statements for such periods. The selected financial data for 2001 and 2000 would not have a material impact on a reader’s understanding of the Company’s financial results and condition as disclosed in this report. Previously published financial information for 2001 and earlier periods should not be relied upon. We encourage you to read MD&A and the Restatement Note for further discussion of the restatement adjustments.

	Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in millions, except per share data)
Income statement data:
Total revenues	$3,094	$2,882	$2,821
Total cost of revenues	2,135	2,100	1,945

Gross profit	959	782	876
Selling, general and administrative expenses	497	449	443
Goodwill impairment	139	297	248
Restructuring and asset impairment charge	(1)	—	28
Non-rental depreciation and amortization	67	72	61

Operating income (loss)	257	(36)	96
Interest expense	155	209	196
Interest expense-subordinated convertible debentures	14	—	—
Preferred dividends of a subsidiary trust	—	15	18
Other (income) expense, net (1)	176	43	(1)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(88)	(303)	(117)
Provision (benefit) for income taxes	(4)	(49)	1

Income (loss) before cumulative effect of change in accounting principle	(84)	(254)	(118)
Cumulative effect of change in accounting principle, net (2)	—	—	(288)

Net income (loss)	$(84)	$(254)	$(406)

Basic earnings (loss) available to common stockholders before cumulative effect of change in accounting principle per share	$(1.07)	$(3.29)	$(1.08)
Diluted earnings (loss) available to common stockholders before cumulative effect of change in accounting principle per share	$(1.07)	$(3.29)	$(1.08)
Basic earnings (loss) available to common stockholders per share	$(1.07)	$(3.29)	$(4.88)
Diluted earnings (loss) available to common stockholders per share	$(1.07)	$(3.29)	$(4.88)

Other financial data:
Depreciation and amortization	445	403	385

	Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in millions, except per share data)

Balance sheet data:
Cash and cash equivalents	303	79	19
Rental equipment, net	2,123	2,062	1,835
Goodwill	1,293	1,412	1,681
Total assets	4,882	4,694	4,667
Debt	2,945	2,817	2,513
Subordinated convertible debentures (3)	222	222	—
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	—	—	227
Stockholders’ equity	1,026	1,069	1,246

(1)	Other (income) expense, net in 2004 primarily relates to $171 million of refinancing costs. The 2003 expense of $43 million includes $29 million of charges incurred in connection with the redemption of previously issued subordinated notes as well as an $11 million write-off of notes receivable that were deemed impaired.
(2)	The cumulative effect of change in accounting principle in 2002 resulted from a goodwill impairment charge recognized upon the adoption of a new accounting standard. See note 5 to our consolidated financial statements included elsewhere in this report.
(3)	A subsidiary trust issued trust preferred securities in 1998 and we recorded such preferred securities as a separate category on our balance sheet. In 2003, the FASB issued FIN 46 and upon adoption of this standard as of December 31, 2003, we deconsolidated the trust. Upon deconsolidation, the trust preferred securities were removed from our consolidated balance sheets at December 31, 2003 and the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

The following management discussion and analysis gives effect to the restatement discussed below and in the Restatement Note.

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 751 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because larger companies often have significant competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 20,000 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, traffic control equipment, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of rental (used) equipment, sales of new equipment, contractor supplies sales and service and other. Rental equipment revenues have historically accounted for more than 70 percent of our total revenues and we expect this trend to continue.

In August 2004, we received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. The SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period. In March 2005, our board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. Our board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings relating to the minor sale-leaseback transactions and the trade packages, as well as some other accounting matters, are discussed below. With respect to the accounting for purchase business combinations, the primary focus of the Special Committee’s inquiry was our historical practices concerning the valuation of rental equipment acquired in purchase business combinations and the practice of recognizing profit on sales of this equipment within one year of its acquisition. These practices are further discussed below.

The SEC inquiry is ongoing and we are continuing to cooperate fully with the SEC.

Restatement and Reclassification of Previously Issued Consolidated Financial Statements, Certain Findings of the Special Committee and Related Matters

Subsequent to the filing of our Form 10-K for the year ended December 31, 2003, which included our consolidated financial statements for the years ended December 31, 2003 and 2002, it was determined that the Company’s originally issued financial statements for those periods required restatement to correct the accounting for (i) the recognition of equipment rental revenue; (ii) irregularities identified by the Special Committee with respect to six short-term, or minor, equipment sale-leaseback transactions; (iii) self-insurance reserves; (iv) customer relationships; and (v) the provision for income taxes. In addition, we identified other matters for which we are not restating but for which we have determined additional disclosure would be useful.

Restatement of Financial Statements

The effects of the restatement adjustments on our originally reported results of operations for the years ended December 31, 2003 and 2002 and on our originally reported retained earnings at December 31, 2001, are summarized below.

	Net Loss Year Ended December 31,		Retained Earnings at December 31,
	2003	2002	2001
As originally reported	$(259)	$(398)	$467
Adjustments for:
Equipment rental revenues (a)	(2)	(3)	(17)
Sale-leaseback transactions (b)	20	2	(33)
Self-insurance reserves (c)	8	(13)	(41)
Customer relationships (d)	(2)	(1)	—

Pre-tax impact	24	(15)	(91)
Related tax effects	(9)	6	35

Adjustments, net of tax	15	(9)	(56)
Income taxes (e)	(10)	1	(9)

Total adjustments, net of tax	5	(8)	(65)

As restated	$(254)	$(406)	$402

Below is a summary of the nature and amount of the adjustments reflected in the restatement (all amounts are presented on a pre-tax basis unless otherwise noted). As discussed above in Item 6, in light of the systems and records presently available to us, it is not possible for us to reconstruct detailed financial data for 2001 and prior periods with any amount of effort or expense. Accordingly, we do not have the ability to restate, and we have not restated, our previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. However, we have provided below the impact on originally reported pre-tax and/or net income for 2001 and 2000 of certain of the items for which we are restating, as information for these discrete items is available to us and we believe this information is useful.

(a) Recognition of equipment rental revenues. Our originally reported results reflected the recognition of equipment rental revenues based on the minimum amounts which became due and payable under the terms of our applicable rental contracts. We have determined that equipment rental revenues should be recognized on a straight-line basis and have restated our previously reported results to reflect this correction of an error. Our restatement had the impact of increasing/(decreasing) originally reported pre-tax income for 2001, 2000 and for periods prior to 2000 by $6, $4, and $(27), respectively.

(b) Sale-leaseback transactions. In 2002, 2001, and 2000 we previously recognized gross profits of $1, $20 and $12, respectively, in conjunction with six minor sale-leaseback transactions. It has been determined that the accounting for these transactions involved irregularities, and we are restating our financial statements to properly reflect the accounting for these six transactions. At the dates of the original minor sale-leaseback transactions, we recognized a premium (excess profit above fair value) on these transactions. In exchange for receiving this profit premium, we agreed to disburse cash in later periods as well as pay premiums for subsequent equipment purchases (“subsequent purchases”). Our restatement for the sale-leaseback transactions had the impact of increasing/(decreasing) originally reported pre-tax income for 2003, 2002, 2001 and 2000 by $20, $2, $(21), and $(12), respectively. These restatement adjustments reflect the elimination of the premium originally received in the minor sale-leaseback transactions as well as the deferral of any profit until all of our obligations associated with the originally received premiums were settled. Additionally, the adjustments reflect a reduction in previously recorded depreciation expense because this expense reflected capitalized equipment costs for subsequent purchases that were overstated.

(c) Self-insurance reserves. We self-insure for certain types of claims associated with our business, including (i) workers compensation claims and (ii) claims by third parties for injury or property damage caused by our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our prior methodology for developing self-insurance reserves was based on management estimates of ultimate liability which were developed without obtaining actuarial valuations. In 2004, management adopted an estimation approach based on third party actuarial calculations that properly reflects and incorporates actuarial assumptions. Based on actuarial calculations performed by our third party actuaries in late 2004 and 2005, we concluded that the estimation process we previously used did not adequately take into account certain factors and that, as a result, a restatement was required. The factors that were not adequately addressed by our historical estimation process included future changes in the cost of known claims over time, cost inflation and incurred but not reported claims. Our restatement for the self-insurance reserves had the impact of increasing/(decreasing) originally reported pre-tax income for 2003, 2002, 2001, 2000 and for periods prior to 2000 by $8, $(13), $(11), $(18) and $(12), respectively.

(d) Customer relationships. In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which required the use of the purchase method of accounting for business combinations and prohibited the use of the pooling of interests method. SFAS No. 141 also changed the definition of intangible assets acquired in a purchase business combination, providing specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 applied to all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later.

We have reviewed acquisitions we made since July 1, 2001 and have determined that a portion of the purchase price for these acquisitions previously allocated to goodwill should be recorded as a separate intangible asset—customer relationships. This restatement reflects the amortization expense associated with the reallocation of a portion of the purchase price from goodwill (which is not amortized) to customer relationships (which are amortized). This correction of an error had the impact of decreasing originally reported pre-tax income for 2003 and 2002 by $2 and $1, respectively.

(e) Income taxes. We have restated our income tax provision to (i) correctly reflect all book-to-tax temporary differences (primarily depreciation and nondeductible reserves and accruals); (ii) reflect appropriate tax benefits for net operating loss and alternative minimum tax credits; (iii) calculate deferred taxes at appropriate legal entity tax rates; and (iv) account for the settlement of an IRS audit examination. Our restatement for income taxes had the impact of increasing/(decreasing) originally reported net income for 2003, 2002, 2001, 2000 and for periods prior to 2000 by $(10), $1, $(3), $(2) and $(4), respectively.

Buy-out of operating lease. In addition to the restatement matters discussed above, we have determined that $88 of costs for the year ended December 31, 2003 previously classified below operating income should be reclassified to cost of equipment revenues and included in operating income. This amount primarily represents the amount in excess of the fair value related to the buy-out of equipment under operating leases. This reclassification, which has the effect of reducing gross profit and other expense (income), net by $88, has no impact on originally reported net income or earnings per share for the year ended December 31, 2003.

Trade packages. During the period from the fourth quarter of 2000 through 2002, the Company sold used equipment to certain suppliers (referred to as “trade packages”). In certain of the trade packages, prices may have included a premium above fair value. In order to induce these suppliers to buy used equipment at premium prices, the Company made commitments or concessions to the suppliers. It has been determined that the accounting for those transactions involved irregularities and that the Company improperly recognized revenue from the transactions involving the undisclosed inducements. However, because records were not created that would have permitted the linkage of the sales and inducements (as a result of instructions given by certain former employees of the Company), the Company is unable to determine the portion of the revenue and gross profit recognized in connection with trade packages with these suppliers between 2000 and 2002 that was improperly recognized. During this period, all sales of used equipment to these suppliers (which includes all trade package transactions) generated total revenues and gross profits of $38 and $9, respectively. Notwithstanding the lack of records relating to these transactions, the Company believes that its financial statements from and after 2002 are materially correct with respect to the effect of these transactions.

The Special Committee concluded that, based on the evidence it reviewed, the practices regarding certain trade packages and minor sale-leaseback transactions described above appear to have been directed by the Company’s two former chief financial officers. Both of these individuals, who are no longer with the Company, declined to cooperate with the Special Committee’s investigation. Based upon recommendations of the Special Committee, the Company’s board of directors directed the Company, among other things, to evaluate potential claims relating to certain former company personnel, including these individuals and compensation and benefits previously received by them described elsewhere in this report.

Purchase Accounting. The Company was formed and began operations in 1997 with the acquisition of six equipment rental companies. During the subsequent three year period, we grew rapidly and completed approximately 230 additional acquisitions. By the end of 1999, we were the largest equipment rental company in the world, with annual revenues of approximately $2.9 billion. With management’s focus now turned toward organic growth, the pace of our acquisitions significantly slowed and from September 2001 through the date of this report we completed only eight acquisitions. Substantially all of the business combinations that we have completed since the inception of the Company were accounted for as purchases, however, there were several significant business combinations accounted for in the earlier period that were accounted for as poolings.

Accounting standards applicable to purchase business combinations require the acquiring company to recognize the assets acquired and the liabilities assumed based on their fair values at the time of acquisition. Any excess between the cost of an acquired company and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed should be recognized as goodwill.

In our historical accounting for these purchase business combinations, long-lived fixed assets (comprised primarily of rental equipment) and goodwill generally represented the largest components of our acquisitions. As a result, when we performed our purchase price allocation process, the purchase price was primarily allocated to these assets.

As discussed above, in March 2005, our Board of Directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. The Special Committee made certain findings related to the Company’s historical practices concerning the valuation of rental equipment acquired in purchase business combinations. The committee concluded that certain of these practices were not adequate between 1997 and August 2000. These practices included, among other things, the use of inconsistent valuation methodologies, some of which were reflected in memoranda that were not provided to or reviewed by the Company’s auditors, suggestions contained in those memoranda that improper methods of valuation be used (although the committee did not find evidence that such improper methods were generally applied), inadequate supervision of personnel, inadequate coordination with providers of outside valuations and apparent confusion on the part of one of those providers. The Special Committee concluded that certain Company personnel (whom the committee was unable to identify) may have sought to manipulate opening balance sheet values for equipment acquired in purchase business combinations by causing them to be understated and that these opening balance sheet values may have been understated by an amount the committee was unable to determine.

Following our review of our historical practices and the findings of the Special Committee, the Company considered whether the effect of the deficiencies identified by the committee required a restatement of previously reported results. These deficiencies in our historical practices between 1997 and August 2000 may have resulted in inaccurate values being ascribed to rental equipment that we acquired in purchase business combinations, including in some cases values that may have been below fair value. However, we do not have the ability to revalue this equipment because we are unable to currently determine its historical physical condition and the records that currently exist for this equipment are not sufficient to establish the physical condition of the equipment at the time of its acquisition.

The equipment valuations performed at the time of the acquisition, some of which included a physical inspection, reflected an assessment of the condition of the equipment. While, as the Special Committee identified, there were various deficiencies in our historical valuation practices, it is not possible to accurately revalue this equipment to assess the reasonableness of specific valuations. Therefore, we believe the only feasible approach is to give effect to the valuations that were performed contemporaneously with these acquisitions. Accordingly, we have determined that restatement is not appropriate. However, we have also determined that it would be useful to illustrate what our historical results would have been had these equipment values been higher.

The analysis below reflects the hypothetical impact on total gross profit (including gross profit on equipment rentals as well as sales of rental equipment) and net income (loss) for the years 2002 through 2004 had the rental equipment we acquired in purchase acquisitions during the period between 1997 and August 2000 been valued at an amount 10 percent and 20 percent higher than it was previously valued. The hypothetical impact on gross profit does not reflect costs and expenses that are considered operating expenses and are appropriately classified below gross profit.

Hypothetical impact of understatement of equipment values (1)(2)(3)

	As Reported (4)	10 percent Hypothetical	20 percent Hypothetical
2002
Total gross profit	$876	$870	$864
Net loss	(406)	(410)	(413)

2003
Total gross profit	$782	$779	$777
Net loss	(254)	(256)	(257)

2004
Total gross profit	$959	$957	$956
Net loss	(84)	(85)	(86)

(1)	This analysis reflects the hypothetical revaluation of equipment acquired in connection with purchase business combinations of the type associated with our general rentals and trench safety, pump and power segments, which constituted approximately 85 percent of all acquisitions we completed during the subject period. We have not reflected in this chart the favorable impact of reduced goodwill impairment charges associated with a hypothetical reallocation of the purchase price between goodwill and rental asset values.
(2)	In light of the systems and records presently available to us, it is not possible to perform this analysis for years prior to 2002. Because of our current inability to push-down certain reconciling items on our general ledger and sub-ledger to individual rental asset records, we cannot calculate the amounts ultimately attributed to rental assets in our historical purchase price allocation process. Accordingly, we do not have a reasonable basis for applying this sensitivity analysis to periods prior to 2002. However, we have performed an analysis of this prior period in the table below.
(3)	This analysis reflects the revaluation of equipment to reflect our hypothetical total gross profit had the rental equipment we acquired during the relevant period been valued higher. To the extent the revaluation of the equipment converted a gain to a hypothetical loss, we limited the revaluation (increase in basis of the equipment) to an amount that would reduce the gain to zero. Similarly, to the extent that equipment was originally sold at a loss, the revaluation does not increase the basis of the related equipment.
(4)	The As Reported results reflect the results included in this report, including restated results for 2003 and 2002.

Any potential impact on gross profit and net income (loss) had this rental equipment acquired between 1997 and August 2000 been valued 10 percent or 20 percent higher than it was previously valued would not have a material impact on our reported results of operations for 2002 through 2004. Accordingly, notwithstanding deficiencies in the Company’s historical valuation process as it relates to purchase business combinations, the Company does not believe a restatement is required and believes that its financial statements from and after 2002 are materially correct with respect to the effect of equipment valuations.

In addition to the deficiencies identified by the Special Committee related to our historical practices described above, instances were identified where equipment acquired in purchase business combinations between 1997 and August 2000 was sold within a short time following the acquisition at gross margins that indicate the value initially ascribed to the equipment may have been too low. For the reasons described above, however, we are unable to assess the reasonableness of allocations of basis to specific acquired assets. Notwithstanding the impracticability associated with making this assessment, however, we believe it is useful to illustrate what our gross profit would have been for the period between 1998 and 2001 had our gross margin on sales of all rental equipment (including equipment acquired in connection with purchase acquisitions) been different. The analysis below reflects the hypothetical impact on previously reported gross margins and gross profits on sales of all rental equipment for the years 1998 through 2001 had these gross margins been 40 percent and 35 percent.

Hypothetical impact of reduced gross margins (1)

	Previously Reported	Reduced GM	Reduced GM
1998
Gross margin	45%	40%	35%
Gross profit	$54	$48	$42

1999
Gross margin	42%	40%	35%
Gross profit	$99	$94	$83

2000
Gross margin	40%	40%	35%
Gross profit	$140	n/a	$122

2001
Gross margin	40%	40%	35%
Gross profit	$58	n/a	$52

(1)	We have not reflected in this chart the favorable impact of reduced goodwill impairment charges associated with a hypothetical reallocation of the purchase price between goodwill and rental asset values.

Any potentially overstated gross profit associated with these sales, the latest of which would have occurred in August 2001, would not have a material impact on our reported results of operations for 2002 through 2004. Accordingly, notwithstanding deficiencies in the Company’s historical valuation process as it relates to purchase business combinations, the Company does not believe a restatement is required and believes that its financial statements from and after 2002 are materially correct with respect to the effect of equipment valuations.

Financial Overview

Free Cash Flow GAAP Reconciliation

We define “free cash flow” as (i) net cash provided by operating activities less (ii) purchases of rental equipment, purchases of other property and equipment and buy-outs of equipment leases plus (iii) proceeds from sales of rental equipment and proceeds from sales-leaseback transactions. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under Generally Accepted Accounting Principles (“GAAP”). Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Full Year Ended December 31,
	2004	2003	2002
Net cash provided by operating activities	$737	$306	$478
Purchases of rental equipment	(592)	(379)	(498)
Purchases of property and equipment	(57)	(33)	(38)
Buy-outs of equipment leases	—	(304)	—
Proceeds from sales of rental equipment	275	233	223
Proceeds from sales-leaseback	23	—	—

Free Cash Flow	$386	$(177)	$165

In 2004, we reported revenues and free cash flow of $3.1 billion and $386, respectively. Our 2004 revenue growth of 7.4 percent outpaced our primary end market, private non-residential construction, which grew 4.2 percent in 2004 according to Department of Commerce data. This growth reflects increased rental rates of 7.5 percent and a 2.8 percentage point increase in dollar equipment utilization to 59.9 percent. (Dollar equipment utilization is calculated with consideration to our equipment rental revenue and the average original cost of equipment in our rental fleet.)

In 2004, we substantially reduced our net loss from 2003. This was accomplished through a 7.5 percent growth in rental rates, a 22.3 percent increase in contractor supplies sales, a 25.8 percent reduction in interest expense and the expansion of our rental fleet. The reduced net loss also reflects a $117 reduction in goodwill impairment charges, partially offset by increased refinancing costs of approximately $84. Our rental fleet had an original equipment cost of $3.7 billion at December 31, 2004 as compared to $3.5 billion at December 31, 2003. Additionally, we reported free cash flow of $386 in 2004, after investing $649 in capital expenditures. In 2004, we also refinanced approximately $2.1 billion of debt. This refinancing extended our debt maturities, reduced interest expense and provided the company with greater financial flexibility. As a result of our significantly improved operations and refinancing activity, we ended 2004 with a cash balance of $303.

In 2003, despite a weak non-residential construction market, we substantially reduced our net loss and increased our revenues 2.2 percent to $2.9 billion. The reduced net loss reflected increased rental rates of 2.0 percent. Additionally, the reduced net loss reflected the absence of a $288 charge associated with a cumulative effect of change in accounting principle as well as a $17 restructuring charge, partially offset by a $58 charge for the buy-out of equipment leases and a $17 charge for refinancing costs. In 2003, we generated $306 in cash flow from operations and our free cash flow was $(177). In 2002, we generated $478 in cash flow from operations and our free cash flow was $165.

Revenues for each of the three years in the period ended December 31, 2004 were as follows:

	Year Ended December 31,			Percent Change
	2004	2003 (Restated)	2002 (Restated)	2004	2003
Equipment rentals	$2,289	$2,176	$2,152	5.2	1.1
Sales of rental equipment	275	233	223	18.0	4.5
Sales of new equipment	178	170	170	4.7	-
Contractor supplies sales	225	184	160	22.3	15.0
Service and other	127	119	116	6.7	2.6

Total revenues	$3,094	$2,882	$2,821	7.4	2.2

Equipment rentals include our revenues from renting equipment, as well as related revenues such as the fees we charge for equipment delivery, fuel, repair of rental equipment and damage waivers. Sales of rental equipment include our revenues from the sale of used rental equipment. Contractor supplies sales include our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other includes our repair services (including parts sales) as well as the operations of our subsidiaries that develop and market software for use by equipment rental companies in managing and operating multiple branch locations.

2004 total revenues of $3.1 billion increased 7.4 percent compared with total revenues of $2.9 billion in 2003. The increase resulted primarily from a 5.2 percent increase in equipment rentals, an 18.0 percent increase in sales of rental equipment and a 22.3 percent increase in contractor supply sales. The increase in equipment rentals reflects a 7.5 percent increase in rental rates and a 2.8 percentage point increase in dollar equipment utilization. The increase in contractor supplies sales reflects increased sales volume. The increase in sales of rental equipment reflects increased volume. Equipment rentals represented approximately 74 percent and 76 percent of our revenues in 2004 and 2003, respectively.

2003 total revenues of $2.9 billion increased 2.2 percent compared with total revenues of $2.8 billion in 2002. The increase primarily relates to increased equipment rental revenues and increased contractor supplies sales. Equipment rentals represented approximately 76 percent of our revenues in 2003 and 2002.

Net income (loss) for each of the three years in the period ended December 31, 2004 was as follows:

	Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
Net income (loss)	$(84)	$(254)	$(406)

2004 net loss of $84, or $1.07 per diluted share, included an after-tax charge of $122 ($139 pre-tax), or $1.57 per diluted share, relating to goodwill impairment and an after-tax charge of $101 ($171 pre-tax), or $1.30 per diluted share, related to refinancing costs.

2003 net loss of $254, or $3.29 per diluted share, included an after-tax charge of $239 ($297 pre-tax), or $3.10 per diluted share, relating to goodwill impairment, an after-tax charge of $58 ($95 pre-tax), or $0.75 per diluted share, relating to the buy-out of equipment leases, and an after-tax charge of $17 million ($29 pre-tax), or $0.22 per diluted share, related to refinancing costs.

2002 net loss of $406, or $4.88 per diluted share, included an after-tax charge of $288 as a cumulative effect of change in accounting principle, an after-tax charge of $199 ($248 pre-tax), or $2.62 per diluted share, relating to goodwill impairment, and an after-tax charge of $17 ($28 pre-tax), or $0.23 per diluted share, relating to a restructuring charge.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S generally accepted accounting principles. A summary of our significant accounting policies is contained in note 2 to our consolidated financial statements. In applying many accounting principles, we make assumptions, estimates and/or judgments. These assumptions, estimates and judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and judgments. Although actual results may differ from those estimates, we believe the estimates are reasonable and appropriate.

Revenue Recognition. We recognize equipment rental revenue on a straight-line basis. Our rental contract periods are daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate is calculated by dividing the monthly rate of $900 by 28 days, the monthly term. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date.

Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. For construction-related contracts in our traffic control segment which comprise approximately 8 percent of our total revenues, revenues are recognized based on the percentage of work completed. Use of the percentage-of-completion method requires management to make estimates of the expected total revenues, total costs and the extent of progress toward completion.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect. We base our estimate on a combination of an analysis of our accounts receivable on a specific accounts basis and historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from 0 percent to 10 percent of cost. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we will realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Purchase Price Allocation. We have made a significant number of acquisitions in the past and expect that we will continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. With the exception of goodwill, long-lived fixed assets generally represent the largest component of our acquisitions. The long-lived fixed assets that we acquire are primarily rental equipment, transportation equipment and real estate. With limited exceptions, virtually all of the rental equipment that we have acquired through purchase business combinations has been classified as “To be Used,” rather than as “To be Sold.” Equipment that we acquire and classify as “To be Used” is recorded at fair value, as determined by replacement cost to the Company of such equipment. We use third party valuation experts to help calculate replacement cost.

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired are primarily goodwill, customer-related intangibles (specifically customer relationships) and covenants not-to-compete. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the amounts assigned to the assets acquired and the liabilities assumed. Customer relationships have been valued based on an excess earnings or income approach with consideration to projected cash flows. When specifically negotiated by the parties in the applicable purchase agreements, we have valued non-compete agreements based on the amounts assigned to them in the purchase agreements as these amounts represent the amounts negotiated in an arm’s length transaction. When not negotiated by the parties in the applicable purchase agreements, we estimated the fair value of non-compete agreements based on a percentage of the acquisition’s goodwill.

Impairment of Goodwill. We have made acquisitions in the past that included the recognition of a significant amount of goodwill. Commencing January 1, 2002, goodwill is no longer amortized, but instead is reviewed for impairment annually or more frequently as events occur that indicate a decline in fair value below its carrying value. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write-off the excess goodwill as an operating expense.

Prior to January 1, 2004, we tested for goodwill impairment on a branch-by-branch basis. Accordingly, a goodwill write-off was required even if only one or a limited number of our branches had an impairment as of the testing date and even if there was no impairment for all our branches on an aggregate basis.

Commencing January 1, 2004, we began testing for goodwill impairment at a regional, rather than a branch, level. We began testing for impairment at this level because accounting standards require that goodwill impairment testing be performed at the reporting unit level. In 2004, following a reorganization of our reporting structure, our regions became our reporting units. This change in reporting units may impact future goodwill impairment analyses because there are substantially fewer regions (nine) than there are branches (in excess of 700).

Impairment of Long-Lived Assets. We review the valuation of our long-lived assets on an ongoing basis and assess the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, then the carrying value is reduced to its estimated fair value. The determination of recoverability is based upon an undiscounted cash flow analysis over the asset’s remaining useful life. We must make estimates and assumptions when applying the undiscounted cash flow analysis. These estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to recognize write-downs on our long-lived assets.

Income Taxes. We recognize deferred tax assets in accordance with applicable accounting standards and we record deferred tax assets based on current enacted tax rates and laws. The future realization of the deferred tax benefits and carryforwards are determined by considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We generally evaluate projected taxable income for a five-year period to determine the recoverability of all deferred tax assets and, in addition, examine the length of the carryforward to ensure that the deferred tax assets are established at an amount that is more likely than not to be realized. We have not provided a valuation allowance related to our federal deferred tax assets because we believe such assets will be recovered during the carryforward period. If sufficient evidence becomes apparent that it is more likely than not that our deferred tax assets will not be utilized, we would be required to record a valuation allowance for such assets, which would result in additional income tax expense. We have provided a valuation allowance related to certain state operating loss carryforwards.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based on the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcomes of the examinations and related tax positions require judgment and could increase or decrease our effective tax rate as well as impact our operating results.

Reserves for Claims. We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include (i) workers compensation claims and (ii) claims by third parties for injury or property damage caused by our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates which incorporate actuarial valuations that are periodically prepared by our third party actuaries. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.

Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in “Item 3 – Legal Proceedings” and elsewhere in this report. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

Results of Operations

Prior to 2004, we had one reportable segment: general rentals. In the first quarter of 2004, we began reporting information for two reporting segments: general rentals and traffic control. In 2005, we began reporting for an additional segment, trench safety, pump and power. The segment presentation in this report reflects the change in segments which occurred in 2005.

The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align the Company’s external segment reporting to how management evaluates and allocates resources. The Company evaluates segment performance based on segment operating results.

We completed acquisitions in each of 2002, 2003 and 2004 which are discussed further in note 4 to the consolidated financial statements. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not directly comparable, although there is no material impact from these acquisitions.

Revenues by segment for each of the three years in the period ended December 31, 2004 were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
2004
Equipment rentals	$1,961	$101	$227	$2,289
Sales of rental equipment	259	13	3	275
Sales of new equipment	170	7	1	178
Contractor supplies sales	196	6	23	225
Service and other	123	3	1	127

Total revenue	$2,709	$130	$255	$3,094

2003
Equipment rentals	$1,792	$85	$299	$2,176
Sales of rental equipment	222	11	—	233
Sales of new equipment	161	6	3	170
Contractor supplies sales	152	4	28	184
Service and other	116	3	—	119

Total revenue	$2,443	$109	$330	$2,882

2002
Equipment rentals	$1,761	$71	$320	$2,152
Sales of rental equipment	215	7	1	223
Sales of new equipment	163	4	3	170
Contractor supplies sales	122	3	35	160
Service and other	114	2	—	116

Total revenue	$2,375	$87	$359	$2,821

Equipment rentals. Equipment rentals represent our revenues from renting equipment.

2004 equipment rentals of $2,289 increased $113, or 5.2 percent, reflecting a 7.5 percent increase in rental rates and a 2.8 percentage point increase in dollar equipment utilization, partially offset by reduced volume. Equipment rentals represented approximately 74 percent of total revenues in 2004. On a segment basis, equipment rentals represented approximately 72 percent, 78 percent and 89 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $169, or 9.4 percent, reflecting increased rental rates and a 10.9 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $16, or 18.8 percent, reflecting a 14 percent increase in same-store rental revenues. Traffic control equipment rentals decreased $72, or 24.1 percent, reflecting a reduction in the volume of rentals due to continued weakness in state spending for infrastructure projects.

2003 equipment rentals of $2,176 increased $24, or 1.1 percent, reflecting a 2.0 percent increase in rental rates. Equipment rentals represented approximately 76 percent of total revenues in 2003. On a segment basis, equipment rentals represented approximately 73 percent, 78 percent and 91 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $31, or 1.8 percent. Trench safety, pump and power equipment rentals increased $14. Traffic control equipment rentals decreased $21, or 6.6 percent, reflecting a reduction in the volume of rentals due to continued weakness in state spending for infrastructure projects.

Sales of rental equipment. For each of the three years in the period ended December 31, 2004, sales of rental equipment have represented between 7 and 9 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for traffic control and trench safety, pump and power have been insignificant.

Sales of new equipment. For each of the three years in the period ended December 31, 2004, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. Sales of new equipment for traffic control and trench safety, pump and power have been insignificant.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associate with selling a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Contractor supplies sales have increased from $160, or 5.7 percent of our total revenues, in 2002 to $225, or 7.3 percent of our total revenues, in 2004. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. During 2003 and 2004, general rentals accounted for approximately 85 percent of total sales of contractor supplies.

2004 sales of contractor supplies of $225 increased $41 or 22.3 percent as compared to 2003. The 22.3 percent increase as compared to 2003 reflected an increase in the volume of supplies sold. 2003 sales of contractor supplies of $184 increased $24 or 15.0 percent as compared to 2002. The 15.0 percent increase as compared to 2002 reflected an increase in the volume of supplies sold.

Service and other. Service and other represent our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. Between 2002 and 2004, general rentals accounted for approximately 97 percent of total service and other revenue. Service and other revenue increased 2.8 percent and 6.7 percent in 2003 and 2004, respectively.

Segment Operating Profit. Segment operating profit and operating margin for each of the three years in the period ended December 31, 2004 were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
2004
Operating Profit/(Loss)	$416	$31	$(52)	$395
Operating Margin	15.4%	23.8%	(20.4)%	12.8%
2003
Operating Profit	$234	$23	$4	$261
Operating Margin	9.6%	21.1%	1.2%	9.1%
2002
Operating Profit	$338	$22	$12	$372
Operating Margin	14.2%	25.3%	3.3%	13.2%

The following is a reconciliation of segment profit to total company operating income (loss):

	2004	2003	2002
Total segment profit	$395	$261	$372
Unallocated items:
Goodwill impairment charges	(139)	(297)	(248)
Restructuring and asset impairment charges	1	—	(28)

Operating income (loss)	$257	$(36)	$96

General rentals. For each of the three years in the period ended December 31, 2004, general rentals accounted for at least 90 percent of the total operating profit. This contribution percentage is consistent with general rentals’ revenue contribution over the same period, which has ranged from approximately 85 to 90 percent.

Operating margin in 2004 increased 5.8 percentage points from 2003. The improvement in operating margin reflects a 7.5 percent increase in rental rates. Operating margin in 2003 decreased 4.6 percentage points from 2002. The reduction in operating margin reflects the incurrence of $88 of costs associated with the buy-out of equipment leases as well as rental costs outpacing revenue growth, particularly in repairs and maintenance and delivery.

Trench safety, pump and power. Operating profit in 2004 increased $8 reflecting the gross margin associated with the $21 increase in revenues. Operating profits in 2003 were essentially unchanged from 2002.

Traffic control. Operating loss in 2004 increased $56 primarily reflecting the gross margin associated with the $72, or 24.1 percent, reduction in traffic control equipment rental revenues. Operating profit in 2003 decreased $8 primarily reflecting the gross margin associated with the $21, or 6.6 percent, reduction in traffic control equipment rental revenues.

Gross Margin. We have historically realized higher gross margins on sales of rental equipment than on sales of new equipment. This is consistent with the marketplace in general and not peculiar to United Rentals. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2004	2003	2002
Total gross margin	31.0	27.2	31.0
Equipment rentals	31.7	26.2	31.6
Sales of rental equipment	28.3	36.9	33.2
Sales of new equipment	17.4	13.5	14.7
Contractor supplies sales	27.3	27.2	27.4
Service and other	49.2	45.0	45.8

2004 gross margin of 31.0 percent increased 3.8 percentage points from 2003. The improved margin performance was primarily a result of a 5.5 percentage point increase in equipment rentals gross margin, partially offset by an 8.6 percentage point reduction in gross margins on sales of rental equipment. The improved equipment rental margin reflected a 7.5 percent increase in rental rates as well as a 2.8 percentage point improvement in dollar equipment utilization. The reduction in gross margins on sales of rental equipment, as well as the increased margin realized on sales of new equipment, reflect a change in the mix of equipment sold.

2003 gross margin of 27.2 percent decreased 3.8 percent from 2002. This reduction primarily reflects a 5.4 percentage point reduction in equipment rentals gross margin. The reduction in equipment rentals gross margin reflects the incurrence of $88 of costs associated with the buy-out of equipment leases. Excluding this charge, equipment rental gross margins would have approximated 30.2 percent, reflecting reduced equipment rentals in traffic control as well as cost increases associated with higher costs for insurance and claims, fleet repair and maintenance and fuel and delivery.

Selling, general and administrative expenses (SG&A). SG&A expense information for each of the three years in the period ended December 31, 2004 was as follows:

	Year Ended December 31,
	2004	2003	2002
Total SG&A expenses	$497	$449	$443
SG&A as a percentage of revenue	16.1	15.6	15.7

SG&A expense primarily includes sales force compensation, bad debt expense, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead.

2004 SG&A expense of $497 increased 10.7 percent as compared to 2003 and represented 16.1 percent of revenue as compared to 15.6 percent in 2003. 2004 SG&A expense included charges of $7 associated with the vesting of restricted stock granted to executives in 2001. As a percentage of revenue, SG&A expense has been consistent for each of the three years in the period ended December 31, 2004.

2003 SG&A expense of $449 increased 1.4 percent as compared to 2002 and represented 15.6 percent of revenue as compared to 15.7 percent in 2002. The increase in 2003 as compared to 2002 was primarily attributable to the accelerated vesting of restricted shares granted in 2001. This charge was $12 in 2003 and there was no corresponding charge in 2002.

Goodwill impairment charge. Pursuant to an accounting standard adopted in 2002, we no longer amortize goodwill. Instead, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense.

We are required to review our goodwill for impairment annually as of a scheduled review date; however, if events or circumstances suggest that our goodwill could be impaired, we may be required to conduct an earlier review. Our scheduled review date is October 1 of each year; however, we reviewed our traffic control segment goodwill as of September 30, 2004 because continued weakness in this segment suggested that the goodwill associated with this segment could be impaired.

In the fourth quarter of 2003, we recorded a goodwill impairment charge of $297. Additionally, in the third quarter of 2004, we recorded a goodwill impairment charge of $139 to write off the remaining goodwill associated with our traffic control segment. The charge in the fourth quarter of 2003 reflected weakness in the financial performance of certain of our branches. The charge in the third quarter of 2004 reflected the unfavorable financial performance of our traffic control operations.

Restructuring and asset impairment charge. The restructuring and asset impairment charge of $(1) in 2004 relates to the reversal of excess restructuring reserves established in prior years of $5, partially offset by asset impairment charges of $4 related to our traffic control segment.

Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2004 was as follows:

	Year Ended December 31,
	2004	2003	2002
Non-rental depreciation and amortization	$67	$72	$61

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of other intangible assets. Our other intangible assets consist of non-compete agreements as well as customer-related intangible assets. The amount of non-rental depreciation and amortization has approximated 2 percent of revenues for each of the three years in the period ended December 31, 2004.

Interest expense for each of the three years in the period ended December 31, 2004 was as follows:

	Year Ended December 31,
	2004	2003	2002
Interest expense	$155	$209	$196

Interest expense for the year ended December 31, 2004 decreased $54, or 25.9 percent, as compared to 2003. This decrease was attributable to lower interest rates on our debt primarily due to (i) the debt refinancings that we completed in the fourth quarter of 2003 and in 2004 and (ii) the positive impact of interest rate swaps that increased the portion of our interest expense that was based on floating interest rates. As of December 31, 2004, approximately 45 percent of our total debt was floating rate debt. Interest expense for the year ended December 31, 2003 increased $13 or 6.8 percent. This increase primarily reflected higher interest costs related to the senior notes we issued in December 2002 and April 2003, partially offset by lower interest rates on our variable rate debt. As described below, in the first quarter of 2004, we refinanced these senior notes with lower interest rate notes.

Interest expense- subordinate convertible debentures and Preferred dividends of a subsidiary trust for each of the three years in the period ended December 31, 2004 was as follows:

	Year Ended December 31,
	2004	2003	2002
Interest expense- subordinate convertible debentures	$14	—	—
Preferred dividends of a subsidiary trust	—	$15	$18

In August 1998, a subsidiary trust of Holdings sold certain trust preferred securities and used the proceeds from such sale to purchase certain convertible subordinated debentures from Holdings. The subsidiary trust that issued the trust preferred securities was consolidated with Holdings until December 31, 2003, when it was deconsolidated following the adoption of a new accounting principle.

For periods prior to the deconsolidation, the dividends on the trust preferred securities were reflected as an expense on our consolidated statements of operations and the interest on the subordinated convertible debentures was eliminated in consolidation and thus was not reflected as an expense on our consolidated statement of operations. For periods after the deconsolidation, the dividends on the trust preferred securities are no longer reflected as an expense on our consolidated statements of operations and the interest on the subordinated convertible debentures is no longer eliminated in consolidation and thus is now reflected as an expense on our consolidated statements of operations. Because the interest on the subordinated convertible debentures corresponds to the dividends on the trust preferred securities, this change does not alter the total amount of expense reported.

Other (income) expense, net for each of the three years in the period ended December 31, 2004 was as follows:

	Year Ended December 31,
	2004	2003	2002
Other (income) expense, net	$176	$43	$(1)

2004 other expense of $176 primarily relates to approximately $171 of charges incurred in the first quarter of 2004 related to the refinancing of approximately $2.1 billion of debt. This refinancing is discussed further below; see “Liquidity and Capital Resources.” 2003 other expense of $43 includes $29 of charges incurred in connection with the redemption of previously issued senior subordinated notes as well as an $11 write-off of notes receivable that were deemed impaired. The charge related to the redemption of notes primarily reflects the redemption price premium and the write-off of previously capitalized financing costs related to such notes. The charge associated with the notes receivable write-off relates to notes received as consideration for non-core assets that were disposed of in prior years.

Income Taxes. The following table summarizes our consolidated provision (benefit) for income taxes and the related effective tax rate for each respective period:

	2004	2003	2002
Pre-tax income (loss)	$(88)	$(303)	$(117)
Provision (benefit) for income taxes	(4)	(49)	1
Effective tax rate (1)	4.5%	16.2%	(0.9)%

(1)	A detailed reconciliation of the consolidated effective tax rate to the U.S. federal statutory income tax rate is included in note 11 to our consolidated financial statements.

The difference between the 2004 consolidated effective tax rate of 4.5 percent and the U.S. federal statutory income tax rate of 35.0 percent relates primarily to state taxes, the goodwill impairment charge and other nondeductible charges. The difference between the 2003 consolidated effective tax rate of 16.2 percent and the U.S. federal statutory income tax rate of 35.0 percent relates primarily to state taxes, the goodwill impairment charge, deferred restatement charges and other nondeductible charges. The difference between the 2002 consolidated effective tax rate of (0.9) percent and the U.S. federal statutory income tax rate of 35.0 percent relates primarily to state taxes and the goodwill impairment charges. Our consolidated effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Recent Accounting Pronouncements. See note 2 to the consolidated financial statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

Liquidity and Capital Resources.

Liquidity. We manage our liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of December 31, 2004, we had (i) $465 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior secured credit facility and (ii) $250 of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans outstanding). We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service and (v) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases. For information on the scheduled principal and interest payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “—Certain Information Concerning Contractual Obligations.”

While emphasizing internal growth, we intend to continue to expand through a disciplined acquisition program. We will consider potential transactions of varying sizes and may, on a selective basis, pursue acquisition or consolidation opportunities involving other public companies or large privately-held companies. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash described above are not sufficient to fund such future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or the ownership of existing stockholders may be diluted as we implement our growth strategy.

Transactions Completed in 2004

We refinanced approximately $2.1 billion of debt in 2004 (“the Refinancing”). The Refinancing extended debt maturities, reduced interest expense going forward and provided the Company with greater financial flexibility. As part of the Refinancing, the Company:

•	amended and restated URI’s senior secured credit facility (“New Credit Facility”) to replace URI’s previous $1.3 billion senior secured credit facility;

•	sold $1 billion of URI’s 6 1/2 percent Senior Notes Due 2012;

•	sold $375 of URI’s 7 percent Senior Subordinated Notes Due 2014;

•	repaid $639 of term loans and $52 of borrowings that were outstanding under the old credit facility;

•	repurchased $845 principal amount of URI’s 10 3/4 percent Senior Notes Due 2008 (the “10 3/4 percent Notes”), pursuant to a tender offer;

•	redeemed $300 principal amount of URI’s outstanding 9 1/4 percent Senior Subordinated Notes Due 2009 (the “9 1/4 percent Notes”); and

•	redeemed $250 principal amount of URI’s outstanding 9 percent Senior Subordinated Notes Due 2009 (the “9 percent Notes”).

The Refinancing was completed during the first quarter of 2004, except that (i) the redemption of the 9 percent Notes was completed on April 1, 2004 and a portion of the term loan that is part of the New Credit Facility was drawn on such date and (ii) an additional $4 of the 10 3/4 percent Notes were repurchased on April 7, 2004.

In connection with the Refinancing, the Company incurred aggregate charges of approximately $171. These charges were attributable primarily to (i) the redemption and tender premiums for notes redeemed or repurchased as part of the Refinancing and (ii) the write-off of previously capitalized costs relating to the debt refinanced. These charges were recorded in other (income) expense, net.

7 percent Senior Subordinated Notes. In January 2004, as part of the Refinancing described above, URI issued $375 aggregate principal amount of 7 percent Senior Subordinated Notes (the “7 percent Notes”) which are due February 15, 2014. The net proceeds from the sale of the 7 percent Notes were approximately $369, after deducting offering expenses. The 7 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 7 percent Notes mature on February 15, 2014 and may be redeemed by URI on or after February 15, 2009, at specified redemption prices that range from 103.5 percent in 2009 to 100.0 percent in 2012 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of public equity offerings to redeem up to an aggregate of 35 percent of the outstanding 7 percent Notes at a redemption price of 107.0 percent. The indenture governing the 7 percent Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

6 1/2 percent Senior Notes. In February 2004, as part of the Refinancing described above, URI issued $1 billion aggregate principal amount of 6 1/2 percent Senior Notes (the “6 1/2 percent Notes”) which are due February 15, 2012. The net proceeds from the sale of the 6 1/2 percent Notes were approximately $985, after deducting offering expenses. The 6 1/2 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 6 1/2 percent Notes mature on February 15, 2012 and may be redeemed by URI on or after February 15, 2008, at specified redemption prices that range from 103.25 percent in 2008 to 100.0 percent in 2010 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of public equity offerings to redeem up to an aggregate of 35 percent of the outstanding 6 1/2 percent Notes at a redemption price of 106.5 percent. The indenture governing the 6 1/2 percent Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets and (ix) sale-leaseback transactions.

New Credit Facility. In the first quarter of 2004, as part of the Refinancing described above, the Company amended and restated URI’s senior secured credit facility. The amended and restated facility includes (i) a $650 revolving credit facility, (ii) a $150 institutional letter of credit facility and (iii) a $750 term loan. The revolving credit facility, institutional letter of credit facility and term loan are governed by the same credit agreement. URI’s obligations under the credit facility are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries and are secured by liens on substantially all of the assets of URI, Holdings and URI’s domestic subsidiaries. Set forth below is certain additional information concerning the amended and restated facility.

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of December 31, 2005 and 2004, the outstanding borrowings under this facility were approximately $137 and $133, respectively, and utilized letters of credit were $64 and $50, respectively. All outstanding borrowings under the revolving credit facility at December 31, 2005 and December 31, 2004 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 5.29 and 4.81 at December 31, 2005 and 2004, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of both December 31, 2005 and 2004, the outstanding letters of credit under the ILCF were approximately $150.

URI is required to pay a fee which accrues at the rate of 0.1 percent per annum on the amount of the ILCF. In addition, URI is required to pay participation and other fees in respect of letters of credit. For letters of credit obtained under both the ILCF and the revolving credit facility, these fees accrue at the rate of 2.25 percent per annum. In May 2005, based on the Company’s first quarter 2005 funded debt to cash flow ratio, the participation fee was reduced to 2.0 percent.

Term Loan. The term loan was obtained in two draws. An initial draw of $550 was made upon the closing of the credit facility in February 2004 and an additional draw of $200 was made on April 1, 2004. Amounts repaid in respect of the term loan may not be reborrowed.

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan. As of December 31, 2005 and 2004, amounts outstanding under the term loan were approximately $737 and $744, respectively.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 6.63 and 4.67 at December 31, 2005 and 2004, respectively.

Covenants. Under the agreement governing the New Credit Facility, the Company is required to, among other things, satisfy certain financial tests relating to: (a) interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If the Company is unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require the Company to repay the outstanding borrowings under the credit facility. The Company is also subject to various other covenants under the agreements governing its credit facility and other indebtedness. These covenants require the Company to timely file audited annual and quarterly financial statements with the SEC and limit or prohibit, among other things, the Company’s ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. If at any time an event of default under the New Credit Facility exists, the interest rate applicable to each revolving and term loan will be based on the highest margins above plus 2 percent.

Transactions Completed in 2005

Matters Relating to Consent Solicitation: In 2005, the Company successfully solicited consents for amendments to the indentures governing the following securities:

•	6 1/2 percent Senior Notes due 2012

•	7 3/4 percent Senior Subordinated Notes due 2013

•	7 percent Senior Subordinated Notes due 2014

•	1 7/8 percent Convertible Senior Subordinated Notes due 2023 (“Convertible Notes”)

•	6 1/2 percent Convertible Quarterly Income Preferred Securities due 2028 (“QUIPs”)

The indentures for these securities require annual and other periodic reports to be filed with the SEC. On September 19, 2005, the Company obtained consents from holders of these securities and entered into supplemental indentures amending the applicable covenants to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings (and waiving related defaults that occurred prior to the effectiveness of the amendments). In addition, the supplemental indenture relating to the Convertible Notes changed the conversion rate from 38.9520 to 44.9438 shares of United Rentals common stock for each $1,000 (“one thousand dollars”) principal amount of Convertible Notes. Pursuant to the terms of the consent solicitation, the Company paid aggregate consent fees of approximately $34 to holders of its nonconvertible notes and QUIPs. These costs are being amortized through the maturity dates of the nonconvertible notes and QUIPs.

In March 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to make SEC filings until June 29, 2005 for our 2004 Annual Report on Form 10-K and until August 15, 2005 for our first quarter 2005 Form 10-Q. In June 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to make SEC filings until December 31, 2005 for our 2004 Annual Report on Form 10-K and for our 2005 Form 10-Qs. Both of these consents were obtained without the payment of any consent fees. In November 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to make SEC filings until March 31, 2006. Consent fees in the amount of $1 were paid to the lenders under the New Credit Facility.

On March 31, 2006, the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that (1) waived the covenant violation from the delay in making certain SEC filings, (2) extended the Company’s deadline to make its SEC filings until April 28, 2006 and (3) limited the Company’s ability to borrow under the New Credit Facility to amounts necessary to fund obligations to be paid in the ordinary course during the one-week period following the applicable borrowing until these SEC filings are made.

Accounts Receivable Securitization: On May 31, 2005, we obtained a new $200 accounts receivable securitization facility and terminated our then existing $250 accounts receivable securitization facility. (There were no amounts outstanding under the old accounts receivable securitization facility at December 31, 2004.) The new facility provides for generally lower borrowing costs than the old facility. In addition, the new facility provides for a substantially longer term, with the scheduled termination date being May 29, 2009, compared with September 30, 2006 under the old facility. There were no outstanding borrowings under the old facility at the time it was terminated.

The new facility enables one of our subsidiaries to borrow up to $200 against a collateral pool of eligible accounts receivable. Consistent with the old facility, the borrowings under the new facility will be reflected as debt on our consolidated balance sheets and the receivables in the collateral pool will be reflected as assets on our consolidated balance sheets. However, such assets are only available to satisfy the obligations of the borrower subsidiary, and once the obligations of the borrower subsidiary are satisfied, the remaining assets will be available to be dividended to the parent.

Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lenders’ only source of repayment;

•	prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings;

•	after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and

•	the facility contains standard termination events including, without limitation, a termination event if (i) the long-term senior secured rating of URI falls below either B+ from Standard & Poor’s Rating Services or B2 from Moody’s Investors Service or (ii) our New Credit Facility is terminated. Our current ratings are discussed below.

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at December 31, 2005. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI.

Redemption of remaining 10 3/4 Senior Notes: In April 2005, the Company redeemed $12 principal amount of URI’s 10 3/4 Senior Notes due 2008 (the “10 3/4 Notes”). The principal repurchased represented the amounts of the 10 3/4 Notes still outstanding after the 2004 tender offer. In connection with this redemption, the Company incurred charges of approximately $1. These charges were attributed primarily to (i) the redemption for notes redeemed and (ii) the write-off of previously capitalized costs. These charges were recorded in other (income) expense, net.

Loan Covenants and Compliance

As of December 31, 2004, we were in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes, as amended, as discussed above, as well as the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes, the QUIPs and the New Credit Facility. As discussed above (see “Transactions Completed in 2005—Matters Relating to Consent Solicitations”), on September 19, 2005, we amended the indentures governing the above-described securities and our New Credit Facility to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings. As described above, on March 31, 2006 the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

As of March 31, 2006 we have filed our annual reports on Form 10-K for the years ended December 31, 2005 and 2004; however, we have not yet filed any of our quarterly reports on Form 10-Q for the periods ended in 2005. Therefore, as of March 31, 2006, we are in violation of the amendments to our indentures due to not filing our quarterly reports (see “Risk Factors—We will be unable to file our delinquent quarterly reports on Form 10-Q by the end of the extension period granted by holders of our bonds, which will give our bondholders the right to declare an event of default”).

The Company is currently in compliance with the New Credit Facility, as amended, as of March 31, 2006. However, if the Company were not to file the required SEC reports by April 28, 2006, the Company would be required to obtain an additional extension or be in immediate default under the New Credit Facility. If the Company’s bondholders declare an event of default under any of the Company’s indentures, the waiver of default contained in the March 31, 2006 amendment will nevertheless continue until April 28, 2006. In addition, the amendment to our New Credit Facility limits our ability to make borrowings as discussed above.

At December 31, 2004, we were in full compliance with all our financial covenants in the New Credit Facility and the indentures governing our notes and convertible securities. We consider our most restrictive covenant to be the Minimum Interest Coverage ratio. The minimum amount permitted under this covenant is as follows:

Period	Ratio
June 30, 2004 through December 31, 2004	1.35 to 1.0
January 1, 2005 through December 31, 2005	1.45 to 1.0
January 1, 2006 and thereafter	1.65 to 1.0

Our actual minimum interest coverage ratios for the year ended December 31, 2004 was 2.06.

During 2004, we (i) generated cash from operations of $737, (ii) generated cash from the sale of rental equipment of $275 and (iii) utilized cash for debt repayments, net of borrowings, and financing costs of $51. We used cash during this period principally to (i) purchase rental equipment of $592, (ii) purchase other property and equipment of $57 and (iii) purchase other companies, net of cash acquired, of $102.

Our credit ratings as of March 31, 2006 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Negative
S&P	BB-	Negative
Fitch	BB	Negative

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment until our ratings reflect an investment grade rating.

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Debt excluding capital leases (1)	$20	$8	$8	$8	$140	$2,751	$2,935
Interest due on debt (2)	171	206	205	203	192	467	1,444
Capital leases (1)	15	11	8	4	1	—	39
Operating leases (1):
Real estate	72	67	63	52	39	113	406
Rental equipment	73	61	38	32	9	—	213
Other equipment	19	21	10	6	4	1	61
Service agreements (3)	1	3	2	1	—	—	7
Subordinated convertible debentures (4)	14	14	14	14	14	489	559

Total	$385	$391	$348	$320	$399	$3,821	$5,664

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements.”
(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of December 31, 2004.
(3)	These represent service agreements with third parties to operate the distribution centers associated with our contractor supplies business.
(4)	Includes interest payments.

Certain Information Concerning Restricted Stock. As of December 31, 2005, we have granted to employees other than executive officers and directors approximately 567,000 shares of restricted stock that have not yet vested. The shares vest in 2006, 2007 or 2008 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $9.18 per share with respect to approximately 326,000 shares, $17.20 per share with respect to approximately 9,000 shares, and $27.26 per share with respect to approximately 8,000 shares scheduled to vest in 2006 and (ii) $17.20 per share with respect to approximately 167,000 shares scheduled to vest in 2007 and (iii) $19.86 per share with respect to approximately 57,000 shares scheduled to vest in 2008.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $26. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of December 31, 2004 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” above.

Certain Information Concerning Trust Preferred Securities. In August 1998, a subsidiary trust of Holdings sold $300 of QUIPs. The trust used the proceeds from the sale of these securities to purchase 6 1/2 percent subordinated convertible debentures due 2028 which resulted in Holdings receiving all of the net proceeds of the sale. The subsidiary trust that issued the trust preferred securities was consolidated with Holdings until December 31, 2003, when it was deconsolidated.

For periods prior to the deconsolidation, the dividends on the trust preferred securities were reflected as an expense on our consolidated statements of operations and the interest on the subordinated convertible debentures was eliminated in consolidation and thus was not reflected as an expense on our consolidated statements of operations. For periods after the deconsolidation, the dividends on the trust preferred securities are no longer reflected as an expense on our consolidated statements of operations and the interest on the subordinated convertible debentures is no longer eliminated in consolidation and thus is now reflected as an expense on our consolidated statements of operations. Because the interest on the subordinated convertible debentures corresponds to the dividends on the trust preferred securities, this change does not alter the total amount of expense required to be recorded.

Relationship Between Holdings and URI. Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary URI and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services, and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI’s payments to Holdings are reflected on URI’s financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past made, and expects that it will in the future make, distributions to Holdings to, among other things, enable Holdings to pay interest on the convertible debentures that were issued to a subsidiary trust of Holdings as described above.

As discussed above, our consolidated financial statements reflect (i) for periods prior to January 1, 2004, expenses related to dividends on certain trust preferred securities issued by a subsidiary trust of Holdings and (ii) for periods after January 1, 2004, expenses related to certain subordinated convertible debentures issued by Holdings to such subsidiary trust; however, the foregoing expenses are not reflected on the consolidated financial statements of URI because URI is not obligated with respect to the foregoing securities. This is the principal reason for the difference in the historical net income (loss) reported on the consolidated financial statements of URI and the net income (loss) reported on the consolidated financial statements of Holdings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of (1) interest rate risk associated with our variable rate debt and (2) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of December 31, 2004, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an agreement notional amount of $725. The effect of the swap agreement was to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent Notes through 2012, (ii) $375 of our 7 percent Notes, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013.

As of December 31, 2004, after giving effect to our interest rate swap and cap agreements, we had an aggregate of approximately $1.3 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $133 of borrowings under our revolver Canadian facility, $1.2 billion in swaps, and $19 of term loans not subject to an interest rate cap. The weighted-average interest rates applicable to our variable rate debt on December 31, 2004 were (i) 4.8 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 4.7 percent for the term loan and (iii) 4.7 percent for the debt subject to our swap agreements. As of December 31, 2004, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $13 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see note 10 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2004 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of December 31, 2004 and 2003. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As discussed in note 3 to the consolidated financial statements, the Company has restated its 2003 and 2002 financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of material weaknesses.

/S/ ERNST & YOUNG LLP

New York, New York

March 29, 2006

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003 (Restated)
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$303	$79
Accounts receivable, net of allowance for doubtful accounts of $53 in 2004 and $48 in 2003	490	483
Inventory	119	106
Prepaid expenses and other assets	120	118
Rental equipment, net	2,123	2,062
Property and equipment, net	397	407
Goodwill	1,293	1,412
Other intangible assets, net	37	27

	$4,882	$4,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$217	$151
Accrued expenses and other liabilities	323	272
Debt	2,945	2,817
Subordinated convertible debentures	222	222
Deferred taxes	149	163

Total liabilities	3,856	3,625
Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$.30 liquidation preference, 300,000 shares issued and outstanding	—	—
Series D perpetual convertible preferred stock—$.15 liquidation preference, 150,000 shares issued and outstanding	—	—
Common stock–—$0.01 par value, 500,000,000 shares authorized, 77,869,576, and 77,150,277 shares issued and outstanding in 2004 and 2003, respectively	1	1
Additional paid-in capital	1,349	1,330
Deferred compensation	(19)	(26)
Accumulated deficit	(342)	(258)
Accumulated other comprehensive income	37	22

Total stockholders’ equity	1,026	1,069

	$4,882	$4,694

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(In millions, except per share amounts)
Revenues:
Equipment rentals	$2,289	$2,176	$2,152
Sales of rental equipment	275	233	223
New equipment sales	178	170	170
Contractor supplies sales	225	184	160
Service and other revenues	127	119	116

Total revenues	3,094	2,882	2,821
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,185	1,275	1,147
Depreciation of rental equipment	378	331	324
Cost of rental equipment sales	197	147	149
Cost of new equipment sales	147	147	145
Cost of contractor supplies sales	163	134	116
Cost of service and other revenue	65	66	64

Total cost of revenues	2,135	2,100	1,945

Gross profit	959	782	876
Selling, general and administrative expenses	497	449	443
Goodwill impairment	139	297	248
Restructuring and asset impairment charge	(1)	—	28
Non-rental depreciation and amortization	67	72	61

Operating income (loss)	257	(36)	96
Interest expense	155	209	196
Interest expense—subordinated convertible debentures	14	—	—
Preferred dividends of a subsidiary trust	—	15	18
Other (income) expense, net	176	43	(1)

Loss before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(88)	(303)	(117)
Provision (benefit) for income taxes	(4)	(49)	1

Loss before cumulative effect of change in accounting principle	(84)	(254)	(118)
Cumulative effect of change in accounting principle, net of tax benefit of $61	—	—	(288)

Net loss	$(84)	$(254)	$(406)

Loss per share—basic:
Loss available to common stockholders before cumulative effect of change in accounting principle	$(1.07)	$(3.29)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	(3.80)

Loss available to common stockholders	$(1.07)	$(3.29)	$(4.88)

Loss per share—diluted:
Loss available to common stockholders before cumulative effect of change in accounting principle	$(1.07)	$(3.29)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	(3.80)

Loss available to common stockholders	$(1.07)	$(3.29)	$(4.88)

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)
			Number of Shares	Amount
Balance, December 31, 2001 (as previously reported)	$—	$—	73	$1	$1,244	$(56)	$467		$(30)
Cumulative effect of correction of errors	—	—	—	—	—	—	(65)		1

Balance, December 31, 2001 (Restated)	—	—	73	1	1,244	(56)	402		(29)
Comprehensive income (loss):
Net loss							(406)	$(406)
Other comprehensive income:
Foreign currency translation adjustments								4	4
Derivatives qualifying as hedges, net of tax of $1								1	1

Comprehensive loss:								$(401)

Issuance of common stock under deferred compensation plans			1	—	8	(8)
Amortization of deferred compensation						11
Exercise of common stock options			4	—	78
Common stock repurchased and retired			(1)	—	(27)
Convertible debt converted to common stock					2
Liquidation preference in excess of amount paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust(1)					21
Balance December 31, 2002 (Restated)	$—	$—	77	$1	$1,326	$(53)	$(4)		$(24)

(1)	Includes restatement of $13 related to the deferred tax impact of the repurchase of Company-obligated mandatorily redeemable preferred securities. This amount was originally recorded in additional paid-in capital in 2003.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)
			Number of Shares	Amount
Balance, December 31, 2002 (Restated)	—	—	77	1	1,326	(53)	(4)		(24)
Comprehensive income (loss):
Net loss							(254)	$(254)
Other comprehensive income:
Foreign currency translation adjustments								40	40
Derivatives qualifying as hedges, net of tax of $4								6	6

Comprehensive loss:								$(208)

Issuance of common stock under deferred compensation plans, net of forfeitures					(1)	1
Amortization of deferred compensation						26
Exercise of common stock options and warrants					2
Common stock issuances					1
Liquidation preference in excess of amounts paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust(1)					2

Balance December 31, 2003 (Restated)	$—	$—	77	$1	$1,330	$(26)	$(258)		$22

(1)	Includes restatement of $13 related to the deferred tax impact of the repurchase of Company-obligated mandatorily redeemable preferred securities. This amount was originally recorded in additional paid-in capital in 2003 and is now recorded in 2002.

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income
			Number of Shares	Amount
Balance, December 31, 2003 (Restated)	$—	$—	77	$1	$1,330	$(26)	$(258)		$22
Comprehensive income (loss):
Net loss							(84)	$(84)
Other comprehensive income (loss):
Foreign currency translation adjustments								17	17
Derivatives qualifying as hedges, net of taxes of $1								(2)	(2)

Comprehensive loss								$(69)

Issuance of common stock under deferred compensation plans, net of forfeitures			1	—	13	(13)
Exercise of common stock options and warrants					7
Amortization of stock compensation					2	20
Tax benefit related to vesting of restricted stock					1
Shares repurchased and retired					(4)

Balance December 31, 2004	$—	$—	78	1	1,349	(19)	(342)		37

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(In millions, except per share amounts)
Cash Flows From Operating Activities:
Net loss	$(84)	$(254)	$(406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	445	403	385
Gain on sales of rental equipment	(78)	(86)	(74)
Amortization of deferred compensation	23	26	11
Restructuring charge	(5)	—	2
Goodwill impairment	139	297	248
Asset impairment	4	—	—
Repurchase premiums for debt refinancing	151	21	—
Write-off of notes receivable and deferred financing fees		24	—
Cumulative effect of a change in accounting principle, net of tax	—	—	288
Deferred taxes	(8)	(46)	(2)
Changes in operating assets and liabilities:
Accounts receivable	10	(32)	(4)
Inventory	12	(2)	—
Prepaid expenses and other assets	43	(2)	11
Accounts payable	62	(56)	2
Accrued expenses and other liabilities	23	13	17

Net cash provided by operating activities	737	306	478

Cash Flows From Investing Activities:
Purchases of rental equipment	(592)	(379)	(498)
Purchases of property and equipment	(57)	(33)	(38)
Proceeds from sales of rental equipment	275	233	223
Buy-outs of equipment leases	—	(304)
Purchases of other companies	(102)	(5)	(173)
Proceeds from sale leaseback	23	—	—
Proceeds from sale of branches	—	—	—
In-process acquisition costs	—	—	(4)
Deposits on rental equipment purchases	—	—	(5)

Net cash used in investing activities	(453)	(488)	(495)

Cash Flows From Financing Activities:
Proceeds from debt	2,211	879	508
Payments on debt	(2,225)	(614)	(492)
Purchase of interest rate caps	(14)	—	—
Payments of financing costs	(37)	(17)	(6)
Proceeds from the exercise of common stock options	6	1	64
Shares repurchased and retired	(5)	—	(27)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired	—	(3)	(38)

Net cash provided by (used in) financing activities	(64)	246	9
Effect of foreign exchange rates	4	(4)	—

Net increase (decrease) in cash and cash equivalents	224	60	(8)
Cash and cash equivalents at beginning of year	79	19	27

Cash and cash equivalents at end of year	$303	$79	$19

Supplemental disclosure of cash flow information:
Cash paid for interest	$175	$225	$212
Cash paid for taxes, net of refunds	(10)	(3)	(1)

Supplemental schedule of non-cash investing and financing activities
Conversion of operating leases to capital leases		—	31
Conversion of convertible debt to common stock		—	3
Issuances of common stock as non-cash compensation		1	—
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	119	4	172
Less: liabilities assumed	(17)		(4)

	102	4	168
Due to seller and other payments	—	1	5

Net cash paid	$102	$5	$173

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1.    Organization and Basis of Presentation

United Rentals, Inc. (“Holdings,” “United Rentals” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URI”), and subsidiaries of URI. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URI. URI’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Mexico. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service. The nature of our business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the accompanying balance sheets are presented on an unclassified basis.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.    Summary of Significant Accounting Policies

Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect.

Inventory

Inventory consists of new equipment, merchandise and contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market and is net of a reserve for obsolescence and shrinkage of $14 and $9 at December 31, 2004 and 2003, respectively. Cost is determined, depending on the type of inventory, on either a weighted average or first-in, first-out method.

Rental Equipment

Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of operations. Repair and maintenance expense was $201, $184, and $144, for the years ended December 31, 2004, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of estimated useful lives for property and equipment is two to thirty-nine years.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Ordinary repair and maintenance costs are charged to operations as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

Goodwill

Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired. As discussed in note 4, goodwill is tested for impairment on at least an annual basis. Prior to January 1, 2004, we tested for goodwill impairment on a branch-by-branch basis. Accordingly, a goodwill write-off was required even if only one or a limited number of our branches had an impairment as of the testing date and even if there was no impairment for all our branches on an aggregate basis. Commencing January 1, 2004, we began testing for goodwill impairment at a regional, rather than a branch, level. We began testing for impairment at this level because Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires that goodwill impairment testing be performed at the reporting unit level. In 2004, following a reorganization of our reporting structure, our regions became our reporting units. This change in reporting units may impact future goodwill impairment analyses because there are substantially fewer regions (nine) than there are branches (in excess of 700).

Other Intangible Assets

Other intangible assets consist of non-compete agreements and customer-related intangibles (specifically customer relationships). The non-compete agreements are being amortized on a straight-line basis over periods ranging from three to eight years. The customer relationships are being amortized on a straight-line basis over twelve years.

Long-Lived Assets

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, we assess the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by an undiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value.

Derivative Financial Instruments

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We periodically use derivative financial instruments in the management of our interest rate and foreign currency exposures. Derivative financial instruments are not used for trading purposes.

Translation of Foreign Currency

Assets and liabilities of our subsidiaries operating outside the United States which have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the end of the year. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan are determined using current interest rates for similar instruments as of December 31, 2004 and 2003 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of our other financial instruments at December 31, 2004 and 2003 have been calculated based upon available market information and are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$222	$191	$222	$183
Senior and senior subordinated notes	2,056	1,994	2,080	2,228
Other debt	12	11	46	43

Revenue Recognition

Our rental contract periods are daily, weekly or monthly and we recognize equipment rental revenue on a straight-line basis. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14/day. The daily rate is calculated by dividing the monthly rate of $900 by 28 days, the monthly term. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date.

Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. For construction-related contracts in our traffic control segment which comprise approximately 8 percent of our total revenues, revenues are recognized based on the percentage of work completed. Application of the percentage of completion method is appropriate for these contracts because these services are essential to the repair and construction of tangible property such as roads, highways, bridges and other infrastructure.

Advertising Expense

We advertise primarily through trade publications and yellow pages. Advertising expense is recognized over the period of the related benefit. Advertising expense was $19, $8 and $8 for the years ended December 31, 2004, 2003 and 2002, respectively.

Insurance

We are insured for general liability, workers’ compensation, and automobile liability, subject to deductibles per occurrence of $5 for general liability, $2 for workers’ compensation and $5 for automobile liability as of December 31, 2004. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred by not yet reported. These liabilities are not discounted.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not realized in future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include restructuring and goodwill impairment charges, allowance for doubtful accounts, useful lives for depreciation and amortization, deferred income taxes, claim reserves, loss contingencies and fair values of financial instruments. Actual results could materially differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than 1 percent of total revenues in 2004 and no single customer represented greater than 1 percent of total accounts receivable at December 31, 2004. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Stock-Based Compensation

We account for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At December 31, 2004, we had six stock-based compensation plans (see note 14 to our consolidated financial statements). Since stock options have been granted with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense has been recognized. Restricted stock awards that we have granted are recognized as deferred compensation. We recognize compensation expense related to these restricted stock awards over their vesting periods, or earlier, upon acceleration of vesting. During 2004 and 2003, we recognized increased amortization expense for the accelerated vesting of approximately 404,000 and 866,000 shares of restricted stock, respectively. The following table provides additional information related to our stock-based compensation arrangements for each of the three years in the period ended December 31, 2004:

	December 31
	2004	2003 (Restated)	2002 (Restated)
Net loss, as reported	$(84)	$(254)	$(406)
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	13	20	7
Less: Stock-based compensation expense determined using the fair value method, net of tax	(17)	(23)	(11)

Pro forma net income (loss)	$(88)	$(257)	$(410)

Basic loss available to common stockholders per share:
As reported	$(1.07)	$(3.29)	$(4.88)
Pro forma	$(1.13)	$(3.32)	$(4.96)
Diluted loss available to common stockholders per share:
As reported	$(1.07)	$(3.29)	$(4.88)
Pro forma	$(1.13)	$(3.32)	$(4.96)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The weighted average fair value of options granted was $7.33, $5.47 and $5.57 during 2004, 2003 and 2002, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. We used a risk-free interest rate average of 2.9, 1.81 and 2.01 percent in 2004, 2003 and 2002 respectively, a volatility factor for the market price of our common stock of 62, 63 and 66 percent in 2004, 2003 and 2002, respectively, and a weighted-average expected life of options of approximately three years in 2004, 2003 and 2002. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options’ vesting period.

New Accounting Pronouncements

During the years ended December 31, 2005 and 2004, the Financial Accounting Standards Board (“FASB”) issued several pronouncements of significance to us which are discussed in detail below. In addition, the FASB issued several other pronouncements, including standards on inventory (SFAS No. 151 “Inventory Costs, an amendment of ARB 43, Chapter 4”), exchanges of nonmonetary assets (SFAS No. 153 “Exchanges of Nonmonetary Assets”), and accounting changes (SFAS No. 154 “Accounting Changes and Error Corrections”), with which we either currently comply or are not anticipating to have a significant impact on our future financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes APB 25 and requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments, including stock options. As permitted by the SEC, the requirements of FAS 123(R) are effective for our fiscal year beginning January 1, 2006. Upon adoption, we will elect to apply the modified prospective transition method and therefore we will not restate the results of prior periods. The implementation of FAS 123(R) is not expected to have a material impact on the Company.

FAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While we can not estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of our common stock on the date of exercise), the amount of operating cash flows recognized in 2005 for such excess tax deductions was $1.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. The adoption of FIN 47 in 2005 did not have a material impact on the Company.

3.    Restatement

Restatement and Reclassification of Previously Issued Consolidated Financial Statements and Related Matters

Subsequent to the filing of our Form 10-K for the year ended December 31, 2003, which included our consolidated financial statements for the years ended December 31, 2003 and 2002, it was determined that the Company’s originally issued financial statements for those periods required restatement to correct the accounting

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

for (i) the recognition of equipment rental revenue; (ii) irregularities identified by the Special Committee with respect to six short-term, or minor, equipment sale-leaseback transactions; (iii) self-insurance reserves; (iv) customer relationships; and (v) the provision for income taxes.

The effects of the restatement adjustments on our originally reported results of operations for the years ended December 31, 2003 and 2002 and on our originally reported retained earnings at December 31, 2001, are summarized below.

	Net Loss Year Ended December 31,		Retained Earnings at December 31, 2001
	2003	2002
As originally reported	$(259)	$(398)	$467
Adjustments for:
Equipment rental revenues (a)	(2)	(3)	(17)
Sale-leaseback transactions (b)	20	2	(33)
Self-insurance reserves (c)	8	(13)	(41)
Customer relationships (d)	(2)	(1)	—

Pre-tax impact	24	(15)	(91)
Related tax effects	(9)	6	35

Adjustments, net of tax	15	(9)	(56)
Income taxes (e)	(10)	1	(9)

Total adjustments, net of tax	5	(8)	(65)

As restated	$(254)	$(406)	$402

Below is a summary of the nature and amount of the adjustments reflected in the restatement (all amounts are presented on a pre-tax basis unless otherwise noted). We have provided below the impact on originally reported pre-tax and/or net income for 2001 and 2000 of certain of the items for which we are restating.

(a) Recognition of equipment rental revenues. Our originally reported results reflected the recognition of equipment rental revenues based on the minimum amounts which became due and payable under the terms of our applicable rental contracts. We have determined that equipment rental revenues should be recognized on a straight-line basis and have restated our previously reported results to reflect this correction of an error. Our restatement had the impact of increasing/(decreasing) originally reported pre-tax income for 2001, 2000 and for periods prior to 2000 by $6, $4 and $(27), respectively.

(b) Sale-leaseback transactions. In 2002, 2001, and 2000 we previously recognized gross profits of $1, $20 and $12, respectively, in conjunction with six minor sale-leaseback transactions. It has been determined that the accounting for these transactions constituted irregularities and we are restating our financial statements to properly reflect the accounting for these six transactions. At the dates of the original minor sale-leaseback transactions, we recognized a premium (excess profit above fair value) on these transactions. In exchange for receiving this profit premium, we agreed to disburse cash in later periods as well as pay premiums for subsequent equipment purchases (“subsequent purchases”). Our restatement for the sale-leaseback transactions had the impact of increasing/(decreasing) originally reported pre-tax income for 2003, 2002, 2001 and 2000 by $20, $2, $(21), and $(12), respectively. These restatement adjustments reflect the elimination of the premium originally received in the minor sale-leaseback transactions as well as the deferral of any profit until all of our obligations associated with the originally received premiums were settled. Additionally, the adjustments reflect a reduction in previously recorded depreciation expense because this expense reflected capitalized equipment costs for subsequent purchases that were overstated.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

(c) Self-insurance reserves. We self-insure for certain types of claims associated with our business, including (i) workers compensation claims and (ii) claims by third parties for injury or property damage caused by our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our prior methodology for developing self-insurance reserves was based on management estimates of ultimate liability which were developed without obtaining actuarial valuations. In 2004, management adopted an estimation approach based on third party actuarial calculations that properly reflects and incorporates actuarial assumptions. Based on actuarial calculations performed by our third party actuaries in late 2004 and 2005, we concluded that the estimation process we previously used did not adequately take into account certain factors and that, as a result, a restatement was required. The factors that were not adequately addressed by our historical estimation process included future changes in the cost of known claims over time, cost inflation and incurred but not reported claims. Our restatement for the self-insurance reserves had the impact of increasing/(decreasing) originally reported pre-tax income for 2003, 2002, 2001, 2000 and for periods prior to 2000 by $8, $(13), $(11), $(18) and $(12), respectively.

(d) Customer relationships. In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which required the use of the purchase method of accounting for business combinations and prohibited the use of the pooling of interests method. SFAS No. 141 also changed the definition of intangible assets acquired in a purchase business combination, providing specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 applied to all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001, or later.

We have reviewed acquisitions we made since July 1, 2001 and have determined that a portion of the purchase price for these acquisitions previously allocated to goodwill should be recorded as a separate intangible asset—customer relationships. This restatement reflects the amortization expense associated with the reallocation of a portion of the purchase price from goodwill (which is not amortized) to customer relationships (which are amortized). This correction of an error had the impact of decreasing originally reported pre-tax income for 2003 and 2002 by $2 and $1, respectively.

(e) Income taxes. We have restated our income tax provision to (i) correctly reflect all book-to-tax temporary differences (primarily depreciation and nondeductible reserves and accruals); (ii) reflect appropriate tax benefits for net operating loss and alternative minimum tax credits; (iii) calculate deferred taxes at appropriate legal entity tax rates; and (iv) account for the settlement of an IRS audit examination. Our restatement for income taxes had the impact of increasing/(decreasing) originally reported net income for 2003, 2002, 2001, 2000 and for periods prior to 2000 by $(10), $1, $(3), $(2) and $(4), respectively.

Buy-out of operating lease

In addition to the restatement matters discussed above, we have determined that $88 of costs for the year ended December 31, 2003 previously classified below operating income should be reclassified to cost of equipment rentals and included in operating income. This amount primarily represents the amount in excess of the fair value related to the buy-out of equipment under operating leases. This reclassification, which has the effect of reducing gross profit and other expense (income), net by $88, has no impact on originally reported net income or earnings per share for the year ended December 31, 2003.

Trade packages

During the period from the fourth quarter of 2000 through 2002, the Company sold used equipment to certain suppliers (referred to as “trade packages”). In certain of the trade packages, prices may have included a premium above fair value. In order to induce these suppliers to buy used equipment at premium prices, the

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Company made commitments or concessions to the suppliers. It has been determined that the accounting for those transactions involved irregularities and that the Company improperly recognized revenue from the transactions involving the undisclosed inducements. However, because records were not created that would have permitted the linkage of the sales and inducements (as a result of instructions given by certain former employees of the Company), the Company is unable to determine the portion of the revenue and gross profit recognized in connection with trade packages with these suppliers between 2000 and 2002 that was improperly recognized. During this period, all sales of used equipment to these suppliers (which includes all trade package transactions) generated total revenues and gross profits of $38 and $9, respectively. Notwithstanding the lack of records relating to these transactions, the Company believes that its financial statements from and after 2002 are materially correct with respect to the effect of these transactions.

The Special Committee concluded that, based on the evidence it reviewed, the practices regarding certain trade packages and minor sale-leaseback transactions described above appear to have been directed by the Company’s two former chief financial officers. Both of these individuals, who are no longer with the Company, declined to cooperate with the Special Committee’s investigation. Based upon recommendations of the Special Committee, the Company’s board of directors directed the Company, among other things, to evaluate potential claims relating to certain former company personnel, including these individuals and compensation and benefits previously received by them described elsewhere in this report.

Purchase Accounting

The Company was formed and began operations in 1997 with the acquisition of six equipment rental companies. During the subsequent three year period, we grew rapidly and completed approximately 230 additional acquisitions. By the end of 1999, we were the largest equipment rental company in the world, with annual revenues of approximately $2.9 billion. With management’s focus now turned toward organic growth, the pace of our acquisitions significantly slowed and from September 2001 through the date of this report we completed only eight acquisitions. Substantially all of the business combinations that we have completed since the inception of the Company were accounted for as purchases, however, there were several significant business combinations accounted for in the earlier period that were accounted for as poolings.

Accounting standards applicable to purchase business combinations require the acquiring company to recognize the assets acquired and the liabilities assumed based on their fair values at the time of acquisition. Any excess between the cost of an acquired company and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed should be recognized as goodwill.

In our historical accounting for these purchase business combinations, long-lived fixed assets (comprised primarily of rental equipment) and goodwill generally represented the largest components of our acquisitions. As a result, when we performed our purchase price allocation process, the purchase price was primarily allocated to these assets.

As discussed above, in March 2005, our Board of Directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. The Special Committee made certain findings related to the Company’s historical practices concerning the valuation of rental equipment acquired in purchase business combinations. The committee concluded that certain of these practices were not adequate between 1997 and August 2000. These practices included, among other things, the use of inconsistent valuation methodologies, some of which were reflected in memoranda that were not provided to or reviewed by the Company’s auditors, suggestions contained in those memoranda that improper methods of valuation be used (although the committee did not find evidence that such improper methods were generally applied), inadequate supervision of personnel, inadequate coordination with providers of outside valuations and apparent confusion on the part of one of those

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

providers. The Special Committee concluded that certain Company personnel (whom the committee was unable to identify) may have sought to manipulate opening balance sheet values for equipment acquired in purchase business combinations by causing them to be understated and that these opening balance sheet values may have been understated by an amount the committee was unable to determine.

Following our review of our historical practices and the findings of the Special Committee, the Company considered whether the effect of the deficiencies identified by the committee required a restatement of previously reported results. These deficiencies in our historical practices between 1997 and August 2000 may have resulted in inaccurate values being ascribed to rental equipment that we acquired in purchase business combinations, including in some cases values that may have been below fair value. However, we do not have the ability to revalue this equipment because we are unable to currently determine its historical physical condition and the records that currently exist for this equipment are not sufficient to establish the physical condition of the equipment at the time of its acquisition.

The equipment valuations performed at the time of the acquisition, some of which included a physical inspection, reflected an assessment of the condition of the equipment. While, as the Special Committee identified, there were various deficiencies in our historical valuation practices, it is not possible to accurately revalue this equipment to assess the reasonableness of specific valuations. Therefore, we believe the only feasible approach is to give effect to the valuations that were performed contemporaneously with these acquisitions. Accordingly, notwithstanding deficiencies in the Company’s historical valuation process as it relates to purchase business combinations, the Company does not believe a restatement is required and believes that its financial statements from and after 2002 are materially correct with respect to the effect of equipment valuations.

Below are our consolidated statements of operations, consolidated balance sheet and consolidated statement of cash flows as restated and as previously reported.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Consolidated Statements of Operations

	Year Ended December 31, 2003		Year Ended December 31, 2002
	As Originally Reported	Restated	As Originally Reported	Restated
Revenues:
Equipment rentals	$2,177	$2,176	$2,155	$2,152
Sales of rental equipment	181	233	176	223
New Equipment Sales	205	170	214	170
Contractor Supplies Sales	184	184	160	160
Service and other revenues	119	119	116	116

Total revenues	2,867	2,882	2,821	2,821
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,192	1,275	1,138	1,147
Depreciation of rental equipment	332	331	326	324
Cost of rental equipment sales	121	147	117	149
Cost of new equipment sales	172	147	174	145
Cost of contractor supplies sales	134	134	116	116
Cost of service and other revenues	66	66	64	64

Total cost of revenues	2,019	2,100	1,935	1,945

Gross profit	848	782	886	876
Selling, general and administrative expenses	451	449	439	443
Goodwill impairment	297	297	248	248
Restructuring and asset impairment charge	—	—	28	28
Non-rental depreciation and amortization	69	72	59	61

Operating income (loss)	30	(36)	111	96
Interest expense	209	209	196	196
Preferred dividends of a subsidiary trust	15	15	18	18
Other (income) expense, net	133	43	(1)	(1)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(327)	(303)	(101)	(117)
Provision (benefit) for income taxes	(68)	(49)	8	1

Loss before cumulative effect of change in accounting principle	(259)	(254)	(109)	(118)
Cumulative effect of change in accounting principle, net of tax benefit of $61	—	—	(288)	(288)

Net loss	$(259)	$(254)	$(398)	$(406)

Loss per share—basic:
Loss available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(3.29)	$(0.98)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	(3.80)	(3.80)

Loss available to common stockholders	$(3.35)	$(3.29)	$(4.78)	$(4.88)

Loss per share—diluted:
Loss available to common stockholders before cumulative effect of change in accounting principle	$(3.35)	$(3.29)	$(0.98)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	(3.80)	(3.80)

Loss available to common stockholders	$(3.35)	$(3.29)	$(4.78)	$(4.88)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Consolidated Balance Sheet

	December 31, 2003
	As Originally Reported	Restated
ASSETS
Cash and cash equivalents	$79	$79
Accounts receivable, net of allowance for doubtful accounts of $47 and $48, respectively	499	483
Inventory	106	106
Prepaid expenses and other assets	118	118
Rental equipment, net	2,072	2,062
Property and equipment, net	407	407
Goodwill	1,438	1,412
Other intangible assets, net	3	27

	$4,722	$4,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$151	$151
Accrued expenses and other liabilities	226	272
Debt	2,817	2,817
Subordinated convertible debentures	222	222
Deferred taxes	165	163

Total liabilities	3,581	3,625
Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 77,150,277 shares issued and outstanding	1	1
Additional paid-in capital	1,329	1,330
Deferred compensation	(25)	(26)
Accumulated deficit	(189)	(258)
Accumulated other comprehensive income	25	22

Total stockholders’ equity	1,141	1,069

	$4,722	$4,694

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2003		Year Ended December 31, 2002
	As Originally Reported	Restated	As Originally Reported	Restated
Cash and cash equivalents at beginning of period	$19	$19	$27	$27

Cash flows provided by operating activities	342	306	518	478
Cash flows used in investing activities	(537)	(488)	(536)	(495)
Cash flows provided by financing activities	255	246	9	9
Effect of foreign exchange rates	—	(4)	1	—

Net (decrease) increase in cash and cash equivalents	60	60	(8)	(8)

Cash and cash equivalents at end of period	$79	$79	$19	$19

4.    Acquisitions

We completed three, one and two acquisitions during the years ended December 31, 2004, 2003 and 2002, respectively. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from their respective acquisition dates.

In October 2004, we acquired Atlantic Rentals Ltd., which had revenues in 2003 of approximately $32.

In February 2004, we acquired 843504 Alberta Ltd. (formerly known as Skyreach Equipment, Ltd.), which had annual revenues in 2003 of approximately $35. The aggregate purchase price for these 2004 acquisitions was approximately $91, less liabilities assumed of $22.

In June 2002, we acquired 35 rental locations from National Equipment Services, Inc. The aggregate initial consideration we paid for this acquisition as well as the other 2002 acquisition was approximately $158, which was paid in cash.

The purchase prices for all acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. Purchase price allocations are subject to change when additional information concerning asset and liability valuations is completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within twelve months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

5.    Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2004:

	General rentals	Trench safety, pump and power	Traffic control	Total
Balance at January 1, 2002	$1,787	$35	$381	$2,203
Impairment charges(1)	(395)	(19)	(183)	(597)
Goodwill related to acquisitions	8	66	—	74
Foreign currency translation and other adjustments	1	—	—	1

Balance at December 31, 2002	1,401	82	198	$1,681
Impairment charges	(226)	(12)	(59)	(297)
Goodwill related to acquisitions	2	—	1	3
Foreign currency translation and other adjustments	25	—	—	25

Balance at December 31, 2003	1,202	70	140	$1,412
Impairment charges	—	—	(139)	(139)
Goodwill related to acquisitions	35	—	—	35
Foreign currency translation and other adjustments	(14)	—	(1)	(15)

Balance at December 31, 2004	$1,223	$70	$—	$1,293

(1)	Includes cumulative effect of change in accounting principle.

We completed our initial impairment analysis in the first quarter of 2002 and recorded a charge of approximately $349 ($288 net of tax). The charge associated with the initial impairment analysis is reflected on our statements of operations as a “Cumulative Effect of Change in Accounting Principle.” We completed subsequent impairment analyses in the fourth quarter of 2002 and fourth quarter of 2003 and recorded additional impairment charges. The additional charge in the fourth quarter of 2002 was approximately $248 and the additional charge in the fourth quarter of 2003 was approximately $297. These charges are reflected on our statement of operations as “goodwill impairment.”

The impairment charges recognized in 2003 and 2002 related to certain branches that decreased in value. The factors that negatively affected the value of these branches included the following: (i) continued weakness in non-residential construction spending which negatively affected the earnings of our branches and (ii) to a lesser extent, operational weakness at some branches and increased competition for some branches. Fair values used in impairment testing were based upon valuation techniques using multiples of earnings and revenues.

We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year; however, we reviewed our traffic control segment goodwill as of September 30, 2004 because continued weakness in this segment suggested the goodwill associated with this segment may have been impaired. Based on this review, we recorded an impairment charge of approximately $139 to write-off the remaining goodwill associated with our traffic control segment. This charge is reflected on our statements of operations as “goodwill impairment.”

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Other intangible assets primarily consist of customer relationships and non-compete agreements. Intangible assets were comprised of the following at December 31, 2004:

Remaining Average Amortization Period
2004
Non-compete agreements	28 months
Customer relationships	10 years

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	$21	$16	$5	$18	$15	$3
Customer relationships	$39	$7	$32	$28	$4	$24

Amortization expense for other intangible assets was $4, $6 and $5 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2005	$5
2006	4
2007	4
2008	4
2009	4
Thereafter	16

$37

6.    Restructuring Charges

We recorded restructuring charges of $28 (including a non-cash component of approximately $3) and $29 (including a non-cash component of approximately $11) in 2002 and 2001, respectively. The 2002 charge involved the following principal elements: (i) 40 underperforming branches and five administrative offices were closed or consolidated with other locations; (ii) the reduction of the Company’s workforce by 412 through the termination of branch and administrative personnel, and (iii) an information technology project was abandoned. The 2001 charge involved the following principal elements: (i) 31 underperforming branches were closed or consolidated with other locations, (ii) five administrative offices were closed or consolidated with other locations, (iii) the reduction of the Company’s workforce by 489 through the termination of branch and administrative personnel, and (iv) certain information technology hardware and software was written-off.

The costs to vacate facilities primarily represent the payment of obligations under leases, partially offset by estimated sublease opportunities, the write-off of capital improvements made to such facilities and the write-off of related goodwill (only in 2001). The workforce reduction costs primarily represent severance. The information technology costs represent the payment of obligations under equipment leases relating to the abandonment of certain information technology projects. In connection with our restructuring initiatives, we generally redeploy most of the rental equipment from the closed branches to continuing branches with the expectation that the

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

redeployed equipment will generate stronger results (i.e., higher equipment utilization). In connection with these activities, the continuing branches that absorb the redeployed fleet generally incur incremental operating costs as a result of having larger operations and/or requiring additional personnel. Because we have not historically tracked these items and because we have a mobile fleet with equipment being frequently transferred or shared among branches, it is not possible to quantify the true “cost savings” from these restructurings.

The aggregate balance of the restructuring reserves was $8 and $17 as of December 31, 2004 and 2003, respectively. We estimate that approximately $3 of the amount accrued at December 31, 2004 will be spent during 2005 and approximately $5 will be spent in subsequent periods.

The restructuring and asset impairment charges in the consolidated statements of operations were $(1), -, and $28 in 2004, 2003 and 2002, respectively. Detailed information related to restructuring program activity during each of the three years in the period ended December 31, 2004 is outlined below.

	Costs to vacate facilities	Workforce reduction costs	Information technology costs	Total
Balance at December 31, 2001	$3	$2	$2	$7
Restructuring provision	24	3	1	28
Cash payments charged against reserve	(2)	(2)	(1)	(5)
Other non-cash charges against reserves	(3)	—	—	(3)

Balance at December 31, 2002	22	3	2	27
Cash payments charged against reserve	(7)	(2)	(1)	(10)

Balance at December 31, 2003	15	1	1	17
Cash payments charged against reserve	(3)	—	(1)	(4)
Reversal of excess reserves	(4)	(1)	—	(5)

Balance at December 31, 2004	$8	$—	$—	$8

7.    Rental Equipment

Rental equipment consists of the following:

	December 31
	2004	2003
Rental equipment	$3,082	$2,987
Less accumulated depreciation	(959)	(925)

Rental equipment, net	$2,123	$2,062

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

8.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2003
Land	$58	$49
Buildings	113	104
Transportation and equipment	301	290
Machinery and equipment	48	45
Furniture and fixtures	84	77
Leasehold improvements	77	75

	681	640
Less accumulated depreciation and amortization	(284)	(233)

Property and equipment, net	$397	$407

9.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2004	2003
Self-insurance reserve	$81	$92
Accrued compensation	49	27
Financial derivative instruments	31	4
Interest payable	43	49
Deferred revenue	20	26
Accrued benefit costs	15	13
Professional fees	8	2
Restructuring reserves	8	17
Other (1)	68	42

Accrued expenses and other liabilities	$323	$272

(1)	Other includes several items, none of which are individually significant.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

10.    Debt

Debt consists of the following:

	December 31,
	2004	2003
Credit Facility, interest payable at a weighted average rate of 4.81 and 5.30 percent at December 31, 2004 and 2003, respectively	$133	$52
Term Loan, interest payable at 4.67 and 4.20 percent at December 31, 2004 and 2003, respectively	744	639
9 1/4 percent Senior Subordinated Notes, interest payable semi-annually	—	300
9 percent Senior Subordinated Notes, interest payable semi-annually	—	250
7 3/4 percent Senior Subordinated Notes, interest payable semi-annually	525	525
7 percent Senior Subordinated Notes, interest payable semi-annually	375	—
6 1/2 percent Senior Notes, interest payable semi-annually	1,000	—
10 3/4 percent Senior Notes, interest payable semi-annually	12	861
1 7/8 percent Convertible Senior Subordinated Notes, interest payable semi-annually	144	144
Other debt, including capital leases, interest payable at various rates ranging from 5 percent to 10 percent at December 31, 2004 and 2003, due through 2009	12	46

	$2,945	$2,817

Transactions Completed in 2004

We refinanced approximately $2.1 billion of debt in 2004 (“the Refinancing”). The Refinancing extended debt maturities, reduced interest expense going forward and provided the Company with greater financial flexibility. As part of the Refinancing, the Company:

•	amended and restated URI’s senior secured credit facility (“New Credit Facility”) to replace URI’s previous $1.3 billion senior secured credit facility;

•	sold $1 billion of URI’s 6 1/2 percent Senior Notes Due 2012;

•	sold $375 of URI’s 7 percent Senior Subordinated Notes Due 2014;

•	repaid $639 of term loans and $52 of borrowings that were outstanding under the old credit facility;

•	repurchased $845 principal amount of URI’s 10 3/4 percent Senior Notes Due 2008 (the “10 3/4 percent Notes”), pursuant to a tender offer;

•	redeemed $300 principal amount of URI’s outstanding 9 1/4 percent Senior Subordinated Notes Due 2009 (the “9 1/4 percent Notes”); and

•	redeemed $250 principal amount of URI’s outstanding 9 percent Senior Subordinated Notes Due 2009 (the “9 percent Notes”).

The Refinancing was completed during the first quarter of 2004, except that (i) the redemption of the 9 percent Notes was completed on April 1, 2004 and a portion of the term loan that is part of the New Credit Facility was drawn on such date and (ii) an additional $4 of the 10 3/4 percent Notes were repurchased on April 7, 2004.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

In connection with the Refinancing, the Company incurred aggregate charges of approximately $171. These charges were attributable primarily to (i) the redemption and tender premiums for notes redeemed or repurchased as part of the Refinancing and (ii) the write-off of previously capitalized costs relating to the debt refinanced. These charges were recorded in other (income) expense, net.

7 percent Senior Subordinated Notes. In January 2004, as part of the Refinancing described above, URI issued $375 aggregate principal amount of 7 percent Senior Subordinated Notes (the “7 percent Notes”) which are due February 15, 2014. The net proceeds from the sale of the 7 percent Notes were approximately $369, after deducting offering expenses. The 7 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 7 percent Notes mature on February 15, 2014 and may be redeemed by URI on or after February 15, 2009, at specified redemption prices that range from 103.5 percent in 2009 to 100.0 percent in 2012 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of public equity offerings to redeem up to an aggregate of 35 percent of the outstanding 7 percent Notes at a redemption price of 107.0 percent. The indenture governing the 7 percent Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

6 1/2 percent Senior Notes. In February 2004, as part of the Refinancing described above, URI issued $1 billion aggregate principal amount of 6 1/2 percent Senior Notes (the “6 1/2 percent Notes”) which are due February 15, 2012. The net proceeds from the sale of the 6 1/2 percent Notes were approximately $985, after deducting offering expenses. The 6 1/2 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 6 1/2 percent Notes mature on February 15, 2012 and may be redeemed by URI on or after February 15, 2008, at specified redemption prices that range from 103.25 percent in 2008 to 100.0 percent in 2010 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of public equity offerings to redeem up to an aggregate of 35 percent of the outstanding 6 1/2 percent Notes at a redemption price of 106.5 percent. The indenture governing the 6 1/2 percent Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets and (ix) sale-leaseback transactions.

New Credit Facility. In the first quarter of 2004, as part of the Refinancing described above, the Company amended and restated URI’s senior secured credit facility. The amended and restated facility includes (i) a $650 revolving credit facility, (ii) a $150 institutional letter of credit facility and (iii) a $750 term loan. The revolving credit facility, institutional letter of credit facility and term loan are governed by the same credit agreement. URI’s obligations under the credit facility are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries and are secured by liens on substantially all of the assets of URI, Holdings and URI’s domestic subsidiaries. Set forth below is certain additional information concerning the amended and restated facility.

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of December 31,

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

2004, the outstanding borrowings under this facility were approximately $133, and utilized letters of credit were $50. All outstanding borrowings under the revolving credit facility at December 31, 2004 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 4.81 at December 31, 2004.

URI is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of December 31, 2004, the outstanding letters of credit under the ILCF were approximately $150.

URI is required to pay a fee which accrues at the rate of 0.1 percent per annum on the amount of the ILCF. In addition, URI is required to pay participation and other fees in respect of letters of credit. For letters of credit obtained under both the ILCF and the revolving credit facility, these fees accrue at the rate of 2.25 percent per annum. In May 2005, based on the Company’s first quarter 2005 funded debt to cash flow ratio, the participation fee was reduced to 2.0 percent.

Term Loan. The term loan was obtained in two draws. An initial draw of $550 was made upon the closing of the credit facility in February 2004 and an additional draw of $200 was made on April 1, 2004. Amounts repaid in respect of the term loan may not be reborrowed.

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan. As of December 31, 2004, amounts outstanding under the term loan were approximately $744.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 4.67 at December 31, 2004.

Covenants. Under the agreement governing the New Credit Facility, the Company is required to, among other things, satisfy certain financial tests relating to: (a) interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If the Company is unable to satisfy any of these covenants, the

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

lenders could elect to terminate the credit facility and require the Company to repay the outstanding borrowings under the credit facility. The Company is also subject to various other covenants under the agreements governing its credit facility and other indebtedness. These covenants require the Company to timely file audited annual and quarterly financial statements with the SEC and limit or prohibit, among other things, the Company’s ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. If at any time an event of default under the New Credit Facility exists, the interest rate applicable to each revolving and term loan will be based on the highest margins above plus 2 percent.

Transactions Completed in 2005

Matters Relating to Consent Solicitation: In 2005, the Company successfully solicited consents for amendments to the indentures governing the following securities:

•	6 1/2 percent Senior Notes due 2012

•	7 3/4 percent Senior Subordinated Notes due 2013

•	7 percent Senior Subordinated Notes due 2014

•	1 7/8 percent Convertible Senior Subordinated Notes due 2023 (“Convertible Notes”)

•	6 1/2 percent Convertible Quarterly Income Preferred Securities due 2028 (“QUIPs”)

The indentures for these securities require annual and other periodic reports to be filed with the SEC. On September 19, 2005, the Company obtained consents from holders of these securities and entered into supplemental indentures amending the applicable covenants to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings (and waiving related defaults that occurred prior to the effectiveness of the amendments). In addition, the supplemental indenture relating to the Convertible Notes changed the conversion rate from 38.9520 to 44.9438 shares of United Rentals common stock for each $1,000 (“one thousand dollars”) principal amount of Convertible Notes. Pursuant to the terms of the consent solicitation, the Company paid aggregate consent fees of approximately $34 to holders of its nonconvertible notes and QUIPs. These costs are being amortized through the maturity dates of the nonconvertible notes and QUIPs securities.

In March 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to make SEC filings until June 29, 2005 for our 2004 Annual Report on Form 10-K and until August 15, 2005 for our first quarter 2005 Form 10-Q. In June 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to make SEC filings until December 31, 2005 for our 2004 Annual Report on Form 10-K and for our 2005 Form 10-Qs. Both of these consents were obtained without the payment of any consent fees. In November 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to make SEC filings until March 31, 2006. Consent fees in the amount of $1 were paid to the lenders under the New Credit Facility.

On March 31, 2006, the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that (1) waived the covenant violation from the delay in making certain SEC filings, (2) extended

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

the Company’s deadline to make its SEC filings until April 28, 2006 and (3) limited the Company’s ability to borrow under the New Credit Facility to amounts necessary to fund obligations to be paid in the ordinary course during the one-week period following the applicable borrowing until these SEC filings are made.

Accounts Receivable Securitization: On May 31, 2005, we obtained a new $200 accounts receivable securitization facility and terminated our then existing $250 accounts receivable securitization facility. The new facility provides for generally lower borrowing costs than the old facility. (There were no amounts outstanding under the old accounts receivable securitization facility at December 31, 2004.) In addition, the new facility provides for a substantially longer term, with the scheduled termination date being May 29, 2009, compared with September 30, 2006 under the old facility. There were no outstanding borrowings under the old facility at the time it was terminated. In connection with terminating the old facility, we incurred a charge of approximately $1, representing the write-off of previously capitalized costs relating to the old facility.

The new facility enables one of our subsidiaries to borrow up to $200 against a collateral pool of eligible accounts receivable. Consistent with the old facility, the borrowings under the new facility will be reflected as debt on our consolidated balance sheets and the receivables in the collateral pool will be reflected as assets on our consolidated balance sheets. However, such assets are only available to satisfy the obligations of the borrower subsidiary, and once the obligations of the borrower subsidiary are satisfied, the remaining assets will be available to be dividended to the parent.

Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lenders’ only source of repayment;

•	prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings;

•	after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and

•	the facility contains standard termination events including, without limitation, a termination event if (i) the long-term senior secured rating of URI falls below either B+ from Standard & Poor’s Rating Services (“S&P”) or B2 from Moody’s Investors Service (“Moody’s”) or (ii) our New Credit Facility is terminated. At March 31, 2006, the Company’s long-term senior secured debt was rated BB- by S&P and B2 by Moody’s.

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at December 31, 2005. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI.

Redemption of remaining 10 3/4 Senior Notes: In April 2005, the Company redeemed $12 principal amount of URI’s 10 3/4 Senior Notes due 2008 (the “10 3/4 Notes”). The principal repurchased represented the amounts of the 10 3/4 Notes still outstanding after the 2004 tender offer. These charges were attributed primarily to (i) the

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

redemption for notes redeemed and (ii) the write-off of previously capitalized costs. These charges were recorded in other (income) expense, net.

Loan Covenants and Compliance

As of December 31, 2004, we were in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes, as amended, as discussed above, as well as the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes due 2023, the QUIPs and the New Credit Facility. As discussed above (see “Transactions Completed in 2005—Matters Relating to Consent Solicitations”), on September 19, 2005, we amended the indentures governing the above-described securities and our New Credit Facility to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings. As described above, on March 31, 2006 the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filing until April 28, 2006.

As of March 31, 2006 we have filed our annual reports on Form 10-K for the years ended December 31, 2004 and 2005; however we have not yet filed any of our quarterly reports on Form 10-Q for the periods ended in 2005. Therefore, as of March 31, 2006, we are in violation of the amendments to our indentures due to not filing our quarterly reports (see “Risk Factors—We will be unable to file our delinquent quarterly reports on Form 10-Q by the end of the extension period granted by holders of our bonds, which will give our bondholders the right to declare an event of default.”)

The Company is currently in compliance with the New Credit Facility, as amended, as of March 31, 2006. However, if the Company were not to file the required SEC reports by April 28, 2006, the Company would be required to obtain an additional extension or be in immediate default under the New Credit Facility. If the Company’s bondholders declare an event of default under any of the Company’s indentures, the waiver of default contained in the March 31, 2006 amendment will nevertheless continue until April 28, 2006. In addition, the amendment to our New Credit Facility limits our ability to make borrowings as discussed above.

At December 31, 2004, we were in full compliance all our financial covenants in the New Credit Facility and the indentures governing our notes and convertible securities. We consider our most restrictive covenant to be the Minimum Interest Coverage ratio. The minimum amount permitted under this covenant is as follows:

Period	Ratio
June 30, 2004 through December 31, 2004	1.35 to 1.0
January 1, 2005 through December 31, 2005	1.45 to 1.0
January 1, 2006 and thereafter	1.65 to 1.0

Our actual minimum interest coverage ratios for the year ended December 31, 2004 was 2.06.

Interest Rate Swap and Cap Agreements. As of December 31, 2004, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of these agreements was to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of: (i) $445 of our 6 1/2 percent Notes, (ii) $375 of our 7 3/4 percent senior subordinated notes through 2013 and (iii) $375 of our 7 percent Notes. Our swap agreements that convert our fixed rate notes to floating rate instruments are designated as fair value hedges. Changes in the fair values of our fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded on the statements of operations. There was no ineffectiveness related to our fair value hedges. As of December 31, 2004, we had an unrealized loss of $31, based upon the fair value of our fair value hedges.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2004, we had interest rate cap agreements that effectively limit the interest rate on $725 of our term loan. Our cap agreements are designated as cash flow hedges. Changes in the fair values of our cash flow hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. There was no ineffectiveness related to our cash flow hedges. As of December 31, 2004, we had an unrealized loss of $4, based upon the fair value of our cash flow hedges.

Maturities. Maturities of the Company’s debt for each of the next five years and thereafter at December 31, 2004 are as follows:

2005	$35
2006	19
2007	16
2008	12
2009	141
Thereafter	2,722

Total	$2,945

11.    Income Taxes

The provision for federal, state and provincial income taxes is as follows:

	Year ended December 31,
	2004	2003	2002
Domestic federal:
Current	$–	$–	$–
Deferred	1	(46)	(1)

	1	(46)	(1)
Domestic state:
Current	2	–	1
Deferred	(12)	(8)	–

	(10)	(8)	1

Total domestic	(9)	(54)	–
Foreign federal:
Current	2	2	2
Deferred	1	1	(2)

	3	3	–
Foreign provincial:
Current	–	–	–
Deferred	2	2	1

	2	2	1

Total foreign	5	5	1

	$(4)	$(49)	$1

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to income (loss) before provision for income taxes and cumulative effect of change in accounting principle is as follows:

	Year ended December 31,
	2004	2003	2002
Computed tax at statutory tax rate	$(31)	$(106)	$(41)
State income taxes, net of federal tax benefit	(7)	(2)	1
Non-deductible goodwill impairment charges	33	47	42
Other (1)	1	12	(1)

	$(4)	$(49)	$1

(1)	2003 includes nondeductible executive deferred compensation of $5.

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
	2004	2003
Intangibles	$41	$55
Reserves and allowances	81	77
Net operating loss and credit carryforwards (1)	295	248
Other	9	5

Total Deferred Income Tax Assets	426	385
Property and equipment	$(575)	$(548)

Total Deferred Income Tax Liabilities	(575)	(548)

	$(149)	$(163)

(1)	Includes valuation allowance related to state net operating loss carryforwards of $8 and $7, respectively.

The deferred tax assets and liabilities at December 31, 2004 include the effects of certain reclassifications related to differences between the income tax provisions and tax returns for prior years. These reclassifications had no effect on net income. In addition to the deferred tax liabilities described above, we have reserves for certain tax-related matters resulting from our acquisitions.

For financial reporting purposes, income before income taxes and cumulative effect of change in accounting principle for our foreign subsidiaries was $20 and $5 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, and 2003, unremitted earnings (deficit) of foreign subsidiaries were approximately $14 and $(1), respectively. Since it is our intention to indefinitely reinvest these earnings, no United States taxes have been provided for these amounts. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

We have net operating loss carryforwards (“NOL’s”) of $669 for federal income tax purposes that expire through 2023. We have not recorded a valuation allowance against this deferred tax asset because it is deemed more likely than not that such benefit will be realized in the future.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

12.    Subordinated Convertible Debentures

The subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary that has issued preferred securities. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2004 and 2003, the aggregate amount of subordinated convertible debentures outstanding was $222.

In August 1998, a subsidiary trust (the “Trust”) of Holdings issued and sold in a private offering (the “Preferred Securities Offering”) $300 of QUIPs. The Trust used the proceeds from the Preferred Securities Offering to purchase 6 1/2 percent convertible subordinated debentures due 2028 (the “Debentures”) which resulted in Holdings receiving all of the net proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to URI. The QUIPs are non-voting securities, carry a liquidation value of $50 (“fifty dollars”) per security and were convertible into the Company’s common stock at an initial rate of 1.146 shares per security (equivalent to an initial conversion price of $43.63 per share).

Holders of the QUIPs are entitled to preferential cumulative cash distributions from the Trust at an annual rate of 6 1/2 percent of the liquidation value, accruing from the original issue date and payable quarterly in arrears beginning February 1, 1999. The distribution rate and dates correspond to the interest rate and payment dates on the Debentures. Holdings may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the maturity date of the Debentures. If interest payments on the Debentures are deferred, so are the payments on the QUIPs. Under this circumstance, Holdings will be prohibited from paying dividends on any of its capital stock or making payments with respect to its debt that rank pari passu with or junior to the Debentures.

Holdings has executed a guarantee with regard to payment of the QUIPs to the extent that the Trust has insufficient funds to make the required payments.

13.    Preferred Stock

As of December 31, 2004 and 2003, we have two classes of preferred stock outstanding. In total, we are authorized to issue 5 million shares of preferred stock, $0.01 par value, of which an aggregate of 450,000 have been issued.

Series C Preferred and Series D Preferred. There are 300,000 shares of our Series C Preferred outstanding and 150,000 shares of our Series D Preferred outstanding. The Series D Preferred includes 105,252 shares designated as Class D-l and 44,748 shares designated as Class D-2. The rights of the two classes of Series D Preferred are substantially the same, except that only the Class D-l has the voting rights described below.

Principal terms of the Series C Preferred and Series D Preferred include the following (subject to the special provisions described below that will apply in the event of certain Non-Approved Change of Control transactions): (i) each share is entitled to a liquidation preference of $1,000 per share; (ii) at the holder’s option, each share of Series C Preferred is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference) and each share of Series D Preferred is convertible into 33 1/3 shares of common stock subject to adjustment (representing a conversion price of $30 per share based on the liquidation preference); (iii) the holders of the Series C Preferred and Series D Preferred (on an as converted basis) and the holders of the common stock vote together as a single class on all matters (except that the Series C Preferred may vote as a separate class as described in the next clause); (iv) the holders of the Series C Preferred, voting separately as a single class, may elect two directors (subject to reduction

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

to one, if the shares of Series C Preferred owned by specified holders cease to represent, on an as converted basis, at least eight million shares of common stock, and reduction to zero, if such shares of Series C Preferred cease to represent at least four million shares of common stock), (v) there are no stated dividends on the Series C Preferred or Series D Preferred, but the Series C Preferred and Series D Preferred, on an as converted basis, will participate in any dividends declared on the common stock, (vi) upon the occurrence of specified change of control transactions, other than a Non-Approved Change of Control (as defined below), we must offer to redeem the Series C Preferred and Series D Preferred at a price per share equal to the liquidation preference plus an amount equal to 6.25 percent of the liquidation preference compounded annually from January 1999 in the case of the Series C Preferred, and September 1999 in the case of the Series D Preferred, to the redemption date, (vii) if we issue for cash common stock (or a series of preferred stock convertible into common stock) and the price for the common stock is below the conversion price of the Series C Preferred, then we must offer to repurchase a specified portion of the outstanding Series C Preferred at the price per share set forth in the preceding clause, and (viii) if we issue for cash common stock (or a series of preferred stock convertible into common stock) for a price for the common stock below the conversion price of the Series D Preferred, then we must offer to repurchase a specified portion of the outstanding Series D Preferred at the price per share specified in the second preceding clause.

Special Rights of Series C Preferred and Series D Preferred Upon Non-Approved Change of Control. In general, a Non-Approved Change of Control transaction is a change of control transaction that the Board of Directors (the “Board”) has disapproved and which the Board has not facilitated by such actions as weakening or eliminating the Company’s Stockholder Rights Plan. If a Non-Approved Change of Control occurs, and the Board does not offer the holders of the Series C Preferred and Series D Preferred essentially the same redemption rights that apply to an Approved Change of Control transaction: (i) the holders of the Series C Preferred would elect a majority of the Board for a specified period, (ii) the holders of the Series C Preferred and Series D Preferred would be entitled to an additional 6.25 percent return on the liquidation preference, compounded annually from January 1999 for the Series C Preferred and from September 1999 for the Series D Preferred, (iii) after the holders of the common stock receive an amount equivalent to the liquidation preference, the holders of the Series C Preferred and Series D Preferred would share with the holders of the common stock, on an as converted basis, in any remaining amounts available for distribution, and (iv) the Series C Preferred and Series D Preferred would accrue dividends at a maximum annual rate, compounded annually, equal to 18 percent of the liquidation preference.

14.    Capital Stock

Warrants. As of December 31, 2004 and 2003, there were outstanding warrants to purchase an aggregate of 6.9 and 7.0 million shares of common stock, respectively. The weighted average exercise price of the warrants was $11.74 and $11.78 per share, as of December 31, 2004 and 2003, respectively. The warrants may be exercised through 2011 and warrants to purchase 6.9 and 7.0 million shares were exercisable as of December 31, 2004 and 2003, respectively.

Common Stock Repurchase Program. The Board has authorized a repurchase program under which the Company may, from time to time, repurchase shares of its common stock or securities convertible into its common stock. Under this program, the Company was given authority to make up to $200 of purchases, during the period from May 2000 to May 2003 and up to $200 of additional purchases during the period from May 2003 to March 2005. Pursuant to this program, the Company (i) during 2001, repurchased and retired 1.4 million shares of common stock at an aggregate cost of approximately $25, (ii) during 2002, repurchased and retired 1.1 million shares of common stock and repurchased 1.5 million shares of our Preferred Securities at an

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

aggregate cost of approximately $65 for all the 2002 repurchases, and (iii) during 2003, repurchased 100,000 shares of our Preferred Securities at an aggregate cost of approximately $4.

2001 Senior Stock Plan. In June 2001, our shareholders approved the adoption of the 2001 Senior Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to our officers, directors and a limited number of key employees. The maximum number of shares of common stock that can be issued under the plan is 4 million. Each share that is awarded under this plan is granted with an exercise price that is not less than 100 percent of the fair market value per share at the date of the award. No shares may be awarded under this plan after June 5, 2011. As of December 31, 2004, 2.3 million shares had been awarded under this plan at a weighted-average price of $21.97 per share with vesting periods up to ten years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board (or a committee appointed by the Board).

2001 Stock Plan. In March 2001, we adopted the 2001 Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to certain employees (other than officers and directors) and others who render services to the Company. The maximum number of shares of common stock that can be issued under the plan is 2 million. Each share that is awarded under this plan is granted with an exercise price that is not less than 100 percent of the fair market value per share at the date of the award. No shares may be awarded under this plan after March 23, 2011. As of December 31, 2004, 1.8 million shares had been awarded under this plan at a weighted-average price of $16.27 per share with vesting periods up to three and one-half years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board (or a committee appointed by the Board).

We recognized compensation expense for the issuance of common shares under the 2001 Senior Stock Plan and the 2001 Stock Plan based on the quoted market price on the date of the grants. Amortization of deferred compensation is then recognized on a straight-line basis over the related vesting period. Amortization expense recognized for the years ended December 31, 2004 and 2003 for the awards in these plans was approximately $20 and $26, respectively

1997 Stock Option Plan. Our 1997 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 5 million shares of common stock. Some or all of such options may be “incentive stock options” within the meaning of the Internal Revenue Code. All of our officers, directors and employees and other persons who perform services on our behalf are eligible to participate in this plan. Each option granted pursuant to this plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under this plan after August 31, 2007. As of December 31, 2004 and 2003, options to purchase an aggregate of 3.8 and 3.9 million shares of common stock, respectively, were outstanding under this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1998 Stock Option Plan. Our 1998 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 4.0 million shares of common stock. Some or all of the options issued under the 1998 Stock Option Plan may be “incentive stock options” within the meaning of the Internal Revenue Code. All officers, directors and a limited number of key employees of the Company and its subsidiaries are eligible to participate in the 1998 Stock Option Plan. Each option granted pursuant to the 1998 Stock Option Plan must

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under the 1998 Stock Option Plan after August 20, 2008. As of December 31, 2004 and 2003, options to purchase an aggregate of 2.3 and 2.3 million shares, respectively, were outstanding pursuant to this plan to executive officers and directors. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1998 Supplemental Stock Option Plan. We adopted a stock option plan pursuant to which options, for up to an aggregate of 5.6 million shares of common stock, may be granted to employees (who are not officers or directors) and to consultants and independent contractors (who perform services for us or our subsidiaries). As of December 31, 2004 and 2003, options to purchase an aggregate of 3.7 and 4.5 million shares of common stock, respectively, were outstanding pursuant to this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1997 Performance Award Plan. Effective February 20, 1997, U.S. Rentals (an acquired company) adopted the 1997 Performance Award Plan under which stock options and other awards could be granted to key employees and directors at prices and terms established by U.S. Rentals at the date of grant. The options expire in 2007. As a result of our merger with U.S. Rentals, all outstanding options to purchase shares of U.S. Rentals common stock became fully vested and were converted into options to purchase our common stock. As of December 31, 2004 and 2003, options to purchase an aggregate of 1.5 and 1.5 million shares, respectively, were outstanding pursuant to this plan.

A summary of the transactions within the Company’s stock option plans follows:

	Shares	Weighted Average Exercise Price (1)
Outstanding at December 31, 2001	16,422,014	$20.22
Granted	722,550	11.94
Exercised	(3,735,666)	17.32
Canceled	(812,180)	25.03

Outstanding at December 31, 2002	12,596,718	20.20
Granted	85,200	12.31
Exercised	(94,446)	12.46
Canceled	(324,798)	23.16

Outstanding at December 31, 2003	12,262,674	20.05
Granted	811,575	16.86
Exercised	(378,597)	14.12
Canceled	(1,404,473)	19.14

Outstanding as of December 31, 2004	11,291,179	19.79

Exercisable at December 31, 2004	10,931,199	$19.98

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price(1)	Amount Exercisable	Weighted Average Exercise Price (1)
$ 5.00-$10.00	444,214	6.5	$9.67	298,313	$9.72
10.01- 15.00	2,605,730	4.2	12.71	2,529,399	12.70
15.01- 20.00	1,702,373	7.0	16.87	1,595,625	16.83
20.01- 25.00	4,964,338	4.6	21.70	4,934,005	21.70
25.01- 30.00	708,687	4.1	26.85	708,687	26.85
30.01- 35.00	563,937	3.8	31.86	563,270	31.86
35.01- 40.00	94,900	3.5	36.03	94,900	36.03
40.01- 45.00	187,000	2.9	43.89	187,000	43.89
45.01- 50.00	20,000	2.7	47.11	20,000	47.11

	11,291,179	4.8	$19.79	10,931,199	$19.98

(1)	In actual dollars, not millions.

At December 31, 2004 and 2003 there were (i) 6.9 and 7.0 million shares of common stock reserved for the exercise of warrants, respectively, (ii) 11.3 and 12.3 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (iii) 5.1 million shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17 million shares of common stock reserved for the issuance of Series C and Series D preferred stock and (v) 5.6 and 5.8 million shares of common stock reserved for the conversion of convertible debt, respectively.

Stockholders’ Rights Plan. We adopted a Stockholders’ Rights Plan on September 28, 2001. This plan, as well as other provisions of our charter and bylaws, may have the effect of deferring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which our shareholders might otherwise receive a premium for their shares over the then current market prices. The rights expire on September 27, 2011.

15.    Accumulated Other Comprehensive Income

The following table sets forth the components of the Company’s accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Derivatives Qualifying as Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2001	$(22)	$(7)	$(29)
2002 activity	4	1	5

Balance at December 31, 2002	(18)	(6)	(24)
2003 activity	40	6	46

Balance at December 31, 2003	22	—	22
2004 activity	17	(2)	15

Balance at December 31, 2004	$39	$(2)	$37

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

16.    Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. Diluted earnings per share includes the impact of other diluted securities. The diluted share base for years where the numerator represents a loss excludes incremental weighted shares for the below-captioned “Effect of dilutive securities” due to their antidilutive effect. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Loss before cumulative effect of change in accounting principle	$(84)	$(254)	$(118)
Plus: Liquidation preference in excess of amounts paid for convertible preferred securities	—	1	35
Convertible debt interest		—	—
QUIPS interest		—	—
Cumulative effect of change in accounting principles, net			(288)

Loss available to common stockholders	$(84)	$(253)	$(371)

Denominator:
Weighted-average common shares	77,610,726	76,959,151	75,787,693
Series C preferred	—	—	—
Series D preferred	—	—	—

Denominator for basic earnings per share-weighted-average	77,610,726	76,959,151	75,787,693
Effect of dilutive securities:
Employee stock options
Warrants
Convertible shares
QUIPS shares
Restricted stock units and phantom shares

Denominator for dilutive earnings per share—adjusted weighted-average shares	77,610,726	76,959,151	75,787,693

Loss per share-basic:
Loss available to common stockholders before cumulative effect of change in accounting principle	$(1.07)	$(3.29)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	(3.80)

Loss available to common stockholders	$(1.07)	$(3.29)	$(4.88)

Loss per share-diluted:
Loss available to common stockholders before cumulative effect of change in accounting principle	$(1.07)	$(3.29)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	(3.80)

Loss available to common stockholders	$(1.07)	$(3.29)	$(4.88)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

17.    Commitments and Contingencies

SEC Non-Public Fact Finding Inquiry and Special Committee Review

As previously announced, on August 25, 2004, the Company received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of the Company’s documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC states that the inquiry does not mean that the SEC has concluded that the Company or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. As previously announced, the inquiry appears to relate to a broad range of our accounting practices and is not confined to a specific period or the matters discussed in this report.

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed in MD&A and in Item 1 above and summarized in the Company’s press release and the related current report on Form 8-K, dated January 26, 2006.

The Company has provided documents in response to the SEC subpoenas to the SEC or to the Special Committee, which has, in turn, provided documents to the SEC. The Company is cooperating fully with the SEC in complying with the subpoenas. The Company is also responding to the SEC’s informal requests for information.

Shareholder Class Action Lawsuits and Derivative Litigation

As previously announced, following our public announcement of the SEC inquiry referred to above, three purported class action lawsuits were filed against us in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits seeks to sue on behalf of a purported class comprised of purchasers of our securities from October 23, 2003 to August 30, 2004. The lawsuits name as the defendants our company, our chairman, our vice chairman and chief executive officer, our former president and chief financial officer, and our former corporate controller. The complaints allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. On the basis of those allegations, plaintiffs in each action assert claims (a) against all defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of such Act. The complaints seek unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation. The court has directed the parties to submit, by April 17, 2006, a proposed schedule for the filing of a consolidated amended complaint and responses to any amended pleading. We intend to defend against these actions vigorously.

In January 2005, an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on our behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., names as defendants certain of our current and/or former directors and/or officers, and us as a nominal defendant. The complaint asserts, among other things, that the defendants breached their fiduciary duties to us by causing or allowing us to disseminate misleading and inaccurate information to

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the anticipated motions to dismiss in the purported shareholder class actions.

In November 2004, we received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that we take action in response to those allegations against certain of our current and/or former directors and/or officers. Following receipt of the letter, the board of directors formed a special committee of the board to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on our behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., names as defendants certain of our current and/or former directors and/or officers, and names us as a nominal defendant. The complaint in this action asserts, among other things, that all of the defendants breached fiduciary obligations to us by causing or allowing us to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint in this action also asserts a claim for unjust enrichment against our chairman, our vice chairman and chief executive officer, and our former president and chief financial officer. The complaint seeks unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The complaint also seeks an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim is asserted to disgorge certain compensation they received from us with respect to fiscal years 2001, 2002 and 2003. The parties have agreed to submit to the court, by April 17, 2006, a proposed schedule for the filing of any amended complaint and responses to the operative complaint in the action. The parties’ agreement further provides that the time by which all defendants must answer, move or otherwise respond to the complaint shall be adjourned pending the parties’ submission of the aforementioned schedule.

In August 2005, another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on our behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., names as defendants certain of our current and/or former directors and/or officers, and names us as a nominal defendant. The complaint in this action asserts claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted us to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint also asserts (a) a claim that a former director breached fiduciary obligations by selling shares of our common stock while in possession of material, non-public information, and (b) a claim against our chairman, our vice chairman and chief executive officer, and our former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act. The complaint seeks unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The complaint also seeks an order declaring that the defendants against whom the section 304 claim is directed are liable under the Sarbanes-Oxley Act and directing them to reimburse us for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004. The court has directed the parties to submit, on or before April 17, 2006, a proposed schedule for the filing of any amended complaint and responses to the operative complaint in the action. Pending the submission and approval of the aforementioned schedule, the court has adjourned the time by which all defendants must answer, move, or otherwise respond to the complaint in this action.

We are also a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Indemnification Actions

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuit, three purported shareholder derivative lawsuits and the SEC inquiry and related review of the Special Committee described above, the Company has advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $2.6. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

Operating Leases

We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2004:

	Real Estate Leases	Rental Equipment Leases	Other Equipment Leases
2005	$72	$73	$19
2006	67	61	21
2007	63	38	10
2008	52	32	6
2009	39	9	4
Thereafter	113	—	1

	$406	$213	$61

As part of certain of our equipment operating leases, we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. The use of these guarantees helps to lower our monthly operating lease payments. We do not know at this time whether and to what extent the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that we may be required to pay under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $34. This potential liability was not reflected on our balance sheet as of December 31, 2004, or any prior date.

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $158, $176, and $185 for the years ended December 31, 2004, 2003, and 2002, respectively.

Restricted Stock Awards

As of December 31, 2005 we have granted to employees other than executive officers and directors approximately 567,000 shares of restricted stock that have not yet vested. The shares vest in 2006, 2007 or 2008 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $9.18 per share with respect to approximately 326,000 shares, $17.20 per share with respect to approximately 9,000 shares, and $27.26 per share with respect to approximately 8,000 shares scheduled to vest in 2006 and (ii) $17.20 per share with respect to approximately 167,000 shares scheduled to vest in 2007 and (iii) $19.86 per share with respect to approximately 57,000 shares scheduled to vest in 2008.

Employee Benefit Plans

We currently sponsor one defined contribution 401(k) retirement plan which is subject to the provisions of ERISA. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $5, $5 and $5 in 2004, 2003 and 2002, respectively.

Environmental Matters

The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. We incur ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of our locations. We believe that such removal and remediation will not have a material adverse effect on our financial position, results of operations, or cash flows.

18.    Related Party

We have from time to time purchased equipment and parts from and sold equipment to Terex Corporation (“Terex”) and expect to do so in 2006. One of our former directors (until June 2005) is chief executive officer, president and a director of Terex. We purchased approximately $124, $113 and $63 of equipment and parts from Terex during 2004, 2003 and 2002, respectively. The increase from 2002 to 2003 was attributable to Terex’s acquisition of one of the Company’s existing suppliers toward the end of 2002. We also sold approximately $12, $1 and $— of equipment to Terex during 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, amounts due to Terex were $10, $11 and $6 and amounts due from Terex were $1 and $— respectively. Certain of the minor sale-leaseback transactions that we restated for and that are discussed further in note 3 to our consolidated financial statements involved Terex. The accounting for these transactions involved irregularities.

19.    Segment Information

In the first quarter of 2004, we began reporting information for two reporting segments: general rentals and traffic control. In 2005, there was an additional change in our reporting segments. As a result, we now have three reporting segments: general rentals, traffic control and trench safety, pump and power.

The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align our external segment reporting to the manner in which management evaluates and allocates resources. We evaluate segment performance based on segment operating results. The change in segments was attributable to changes in organizational structure.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in note 2 to our consolidated financial statements. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to each of our segments based on the actual amount of costs incurred in the prior year for SG&A and equipment rental revenue generating activities.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The following table sets forth financial information by segment. Information related to our consolidated balance sheets is presented as of December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003	2002
Total revenues
General rentals	$2,709	$2,443	$2,375
Trench safety, pump and power	130	109	87
Traffic control	255	330	359

Total revenues	$3,094	$2,882	$2,821

Total depreciation and amortization expense
General rentals	$402	$361	$347
Trench safety, pump and power	16	15	11
Traffic control	27	27	27

Total depreciation and amortization expense	$445	$403	$385

Segment operating income
General rentals	$416	$234	$338
Trench safety, pump and power	31	23	22
Traffic control	(52)	4	12

Segment operating income	$395	$261	$372

Total capital expenditures
General rentals	$590	$320	$495
Trench safety, pump and power	35	72	8
Traffic control	24	20	33

Total capital expenditures	$649	$412	$536

Total assets
General rentals	$4,619	$4,249
Trench safety, pump and power	92	71
Traffic control	171	374

Total assets	$4,882	$4,694

The following is a reconciliation of segment operating income to total company operating income (loss):

	Year Ended December 31,
	2004	2003	2002
Total segment profit	$395	$261	$372
Unallocated items:
Goodwill impairment charges	(139)	(297)	(248)
Restructuring and asset impairment charges	1	—	(28)

Consolidated operating income (loss)	$257	$(36)	$96

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

We operate in the United States, Canada and Mexico. Geographic area information for the years ended December 31, 2004, 2003, and 2002 is as follows, except for balance sheet information which is presented as of December 31, 2004 and 2003 only:

	Year ended December 31,
	2004	2003	2002
Revenues from external customers
Domestic	$2,844	$2,684	$2,659
Foreign	250	198	162

Total revenues from external customers	$3,094	$2,882	$2,821

Rental equipment, net
Domestic	$1,916	$1,906
Foreign	207	156

Total consolidated rental equipment, net	$2,123	$2,062

Property and equipment, net
Domestic	$373	$389
Foreign	24	18

Total consolidated property and equipment, net	$397	$407

Goodwill and other intangible assets, net
Domestic	$1,188	$1,359
Foreign	142	80

Total consolidated goodwill and other intangible assets, net	$1,330	$1,439

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

20.    Quarterly Financial Information (Unaudited)

As discussed in the Restatement Note, we have restated our originally reported 2003 results. The 2003 quarterly information below reflects the impact of those restatements. The first, second and third quarters of 2004 have been restated for a bonus accrual as well as these matters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2004:
Total revenues	$643	$771	$858	$822	$3,094
Gross profit	163	245	301	250	959
Goodwill impairment	—	—	139	—	139
Net income (loss)	(108)	40	(46)	30	(84)
Income (loss) available to common stockholders per share—basic	$(1.39)	$.42	$(.58)	$.32	$(1.07)
Income (loss) available to common stockholders per share—diluted	$(1.39)	$.39	$(.58)	$.29	$(1.07)

For the year ended December 31, 2003:
Total revenues	$609	$723	$802	$748	$2,882
Gross profit	163	222	260	137	782
Goodwill impairment	—	—	—	297	297
Net income (loss)	(3)	23	33	(307)	(254)
Income (loss) available to common stockholders per share— basic	$(.04)	$.24	$.36	$(3.97)	$(3.29)
Income (loss) available to common stockholders per share—diluted	$(.04)	$.24	$.35	$(3.97)	$(3.29)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

21.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URI is 100 percent owned by Holdings (the “Parent”) and has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$247	$34	$22	$—	$303
Accounts receivable, net	—	20	419	51	—	490
Intercompany receivable (payable)	—	231	(85)	(146)	—	—
Inventory	—	46	61	12	—	119
Prepaid expenses and other assets	—	46	66	—	—	112
Rental equipment, net	—	1,153	764	206	—	2,123
Property and equipment, net	22	120	231	24	—	397
Investment in subsidiaries	1,226	2,039	—	—	(3,257)	8
Goodwill and other intangible assets, net	—	362	827	141	—	1,330

Total assets	$1,248	$4,264	$2,317	$310	$(3,257)	$4,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$36	$156	$25	—	$217
Accrued expenses and other liabilities	—	140	240	8	(65)	323
Debt	—	2,812	—	133	—	2,945
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	126	(5)	28	—	149

Total liabilities	222	3,114	391	194	(65)	3,856

Total stockholders’ equity	1,026	1,150	1,926	116	(3,192)	1,026

Total liabilities and stockholders’ equity	$1,248	$4,264	$2,317	$310	$(3,257)	$4,882

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$42	$32	$5	$—	$79
Accounts receivable, net	—	7	438	38	—	483
Intercompany receivable (payable)	—	438	(303)	(135)	—	—
Inventory	—	44	56	6	—	106
Prepaid expenses and other assets	—	33	74	3	—	110
Rental equipment, net	—	1,238	668	156	—	2,062
Property and equipment, net	25	110	254	18	—	407
Investment in subsidiaries	1,266	2,070	—	—	(3,328)	8
Goodwill and other intangible assets, net	—	312	1,047	80	—	1,439

Total assets	$1,291	$4,294	$2,266	$171	$(3,328)	$4,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$33	$107	$11	—	$151
Accrued expenses and other liabilities	—	133	167	10	(38)	272
Debt	—	2,758	6	53	—	2,817
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	150	(1)	14	—	163

Total liabilities	222	3,074	279	88	(38)	3,625

Total stockholders’ equity	1,069	1,220	1,987	83	(3,290)	1,069

Total liabilities and stockholders’ equity	$1,291	$4,294	$2,266	$171	$(3,328)	$4,694

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	—	$1,037	$1,084	$168	—	$2,289
Sales of rental equipment	—	117	130	28	—	275
Sales of new equipment	—	97	63	18	—	178
Contractor supplies sales	—	85	117	23	—	225
Service and other revenue	—	73	42	12	—	127

Total revenues	—	1,409	1,436	249	—	3,094
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	459	645	81	—	1,185
Depreciation of rental equipment	—	182	161	35	—	378
Cost of rental equipment sales	—	84	94	19	—	197
Cost of new equipment sales	—	77	55	15	—	147
Cost contractor supplies sales	—	63	83	17	—	163
Cost of service and other revenue	—	35	24	6	—	65

Total cost of revenues	—	900	1,062	173	—	2,135

Gross profit	—	509	374	76	—	959
Selling, general and administrative expenses	—	189	271	37	—	497
Goodwill impairment	—	—	139	—	—	139
Restructuring and asset impairment charge	—	1	(1)	(1)	—	(1)
Non-rental depreciation and amortization	$7	29	27	4	—	67

Operating income (loss)	(7)	290	(62)	36	—	257
Interest expense	14	148	2	5	$(14)	155
Interest expense-subordinated convertible debentures	—	—	—	—	14	14
Other (income) expense, net	—	178	(4)	2	—	176

Income (loss) before provision (benefit) for income taxes	(21)	(36)	(60)	29	—	(88)
Provision (benefit) for income taxes	(8)	(19)	12	11	—	(4)

Income (loss) before equity in net earnings of subsidiaries	(13)	(17)	(72)	18	—	(84)
Equity in net earnings of subsidiaries	(71)	(54)	—	—	125	—

Net income (loss)	$(84)	$(71)	$(72)	$18	$125	$(84)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	—	$940	$1,095	$141	—	$2,176
Sales of rental equipment	—	107	106	20	—	233
Sales of new equipment	—	94	66	10	—	170
Contractor supplies sales	—	67	98	19	—	184
Service and other revenue	—	70	40	9	—	119

Total revenues	—	1,278	1,405	199	—	2,882
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	504	697	74	—	1,275
Depreciation of rental equipment	—	158	145	28	—	331
Cost of rental equipment sales	—	67	68	12	—	147
Cost of new equipment sales	—	81	57	9	—	147
Cost contractor supplies sales	—	50	70	14	—	134
Cost of service and other revenue	—	36	25	5	—	66

Total cost of revenues	—	896	1,062	142	—	2,100

Gross profit	—	382	343	57	—	782
Selling, general and administrative expenses	—	203	217	29	—	449
Goodwill impairment	—	—	281	16	—	297
Non-rental depreciation and amortization	$9	33	27	3	—	72

Operating income (loss)	(9)	146	(182)	9	—	(36)
Interest expense	15	201	5	3	$(15)	209
Interest expense-subordinated convertible debentures	—	—	—	—	15	15
Other (income) expense, net	—	70	(25)	(2)	—	43

Income (loss) before provision (benefit) for income taxes	(24)	(125)	(162)	8	—	(303)
Provision (benefit) for income taxes	(9)	(56)	9	7	—	(49)

Income (loss) before equity in net earnings of subsidiaries	(15)	(69)	(171)	1	—	(254)
Equity in net earnings of subsidiaries	(239)	(170)	—	—	409	—

Net income (loss)	$(254)	$(239)	$(171)	$1	$409	$(254)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2002 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	—	$905	$1,132	$115	—	$2,152
Sales of rental equipment	—	119	84	20	—	223
Sales of new equipment	—	98	65	7	—	170
Contractor supplies sales	—	58	89	13	—	160
Service and other revenue	—	63	46	7	—	116

Total revenues	—	1,243	1,416	162	—	2,821
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	424	666	57	—	1,147
Depreciation of rental equipment	—	151	151	22	—	324
Cost of rental equipment sales	—	77	60	12	—	149
Cost of new equipment sales	—	82	56	7	—	145
Cost contractor supplies sales	—	43	63	10	—	116
Cost of service and other revenue	—	37	23	4	—	64

Total cost of revenues	—	814	1,019	112	—	1,945

Gross profit	—	429	397	50	—	876
Selling, general and administrative expenses	—	194	224	25	—	443
Goodwill impairment	—	81	160	7	—	248
Restructuring and asset impairment charge	—	8	18	2	—	28
Non-rental depreciation and amortization	$9	27	22	3	—	61

Operating income (loss)	(9)	119	(27)	13	—	96
Interest expense	18	183	8	5	$(18)	196
Interest expense-subordinated convertible debentures	—	—	—	—	18	18
Other (income) expense, net	—	12	(15)	2	—	(1)

Income (loss) before provision (benefit) for income taxes	(27)	(76)	(20)	6	—	(117)
Provision (benefit) for income taxes	(11)	(13)	21	4	—	1

Income (loss) before equity in net earnings of subsidiaries and cumulative effect of change in accounting principle	(16)	(63)	(41)	2	—	(118)
Cumulative effect of change in accounting principle, net	—	(86)	(168)	(34)	—	(288)

Income (loss) before equity in net earnings of subsidiaries	(16)	(149)	(209)	(32)	—	(406)
Equity in net earnings of subsidiaries	(390)	(241)	—	—	631	—

Net income (loss)	$(406)	$(390)	$(209)	$(32)	$631	$(406)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations		Total
Net cash provided by (used in) operating activities	$(7)	$629	$105	$10		$—	$737
Net cash used in investing activities	(13)	(270)	(103)	(73)		6	(453)
Net cash provided by (used in) financing activities	20	(154)		76		(6)	(64)
Effect of foreign exchange rate changes on cash and cash equivalents				4			4

Increase (decrease) in cash and cash equivalents		205	2	17			224
Cash and cash equivalents at beginning of period		42	32	5			79

Cash and cash equivalents at end of period	$—	$247	$34	$22	$		$303

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

For the Year Ended December 31, 2003 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities	$(7)	$201	$75	$37	$0	$306
Net cash used in investing activities	(9)	(406)	(59)	(15)	1	(488)
Net cash provided by (used in) financing activities	16	247	(1)	(15)	(1)	246
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	—	42	15	3	—	60

Cash and cash equivalents at beginning of period	—	—	17	2	—	19

Cash and cash equivalents at end of period	$—	$42	$32	$5	$—	$79

For the Year Ended December 31, 2002 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities	$(13)	$361	$99	$27	$4	$478
Net cash used in investing activities	(69)	(364)	(100)	(22)	60	(495)
Net cash provided by (used in) financing activities	82	(3)	(2)	(4)	(64)	9
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	(6)	(3)	1	—	(8)
Cash and cash equivalents at beginning of period	—	6	20	1		27

Cash and cash equivalents at end of period	$—	$—	$17	$2	$—	$19

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

(Dollars in millions, except per share data and unless otherwise indicated)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Other
Year ended December 31, 2004:
Allowance for doubtful accounts	$48	$31	$2		$28	(d)	$53
Reserve for inventory obsolescence and shrinkage	9	32	—		27	(e)	14
Self-insurance reserve	92	90	—		101	(f)	81

Year ended December 31, 2003 (Restated):
Allowance for doubtful accounts	$49	$32	$(2	) (a)	$31	(d)	$48
Reserve for inventory obsolescence and shrinkage	8	19	—		18	(e)	9
Self-insurance reserve	76	124	—		108	(f)	92

Year ended December 31, 2002 (Restated):
Allowance for doubtful accounts	$48	$37	$(1)		$35		$49
Reserve for inventory obsolescence and shrinkage	12	17	—		21		8
Self-insurance reserve	59	119	6		108		76

(a)	Represents allowance for doubtful accounts established through acquisitions offset, in the case of 2003 and 2002, for reductions to the allowance through purchase accounting.
(b)	Represents reserve for inventory obsolescence and shrinkage assumed through acquisitions.
(c)	Represents reclassification to other assets of receivable claims.
(d)	Represents write-offs of accounts, net of recoveries.
(e)	Represents write-offs of inventory items.
(f)	Represents payments.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures as of December 31, 2004

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Offer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2004. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to timely file our 2004 annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

In light of the material weaknesses in internal control described below, and as a result of the SEC inquiry and review of the Special Committee as discussed elsewhere in this Report on Form 10-K, we performed additional procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These steps included, among other actions, expansion of our year-end closing procedures, including performing detailed analyses of accounts and review of subsequent transactions to affirm year-end account balances, and dedication of significant internal resources and external consultants to validating financial statement account balances and disclosures.

These and other procedures resulted in the identification of accounting and audit adjustments to our consolidated financial statements for the year ended December 31, 2004, which significantly delayed the filing of this annual report. These adjustments also required us to restate our previously filed consolidated financial statements for the years ended December 31, 2003 and 2002. The restatement adjustments are further described in note 3 to our consolidated financial statements (the “Restatement Note”) and in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, included within this Form 10-K.

As a result of the additional procedures and related adjustments and restatements described above, management has concluded that the consolidated financial statements for the periods included in this Annual Report are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting as of December 31, 2004

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the effectiveness of our internal control over financial reporting, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

Control environment. We did not maintain an effective control environment over financial reporting as of December 31, 2004. Specifically, we identified the following deficiencies in the control environment, which, in the aggregate, represent a material weakness in the overall control environment:

•	There was not sufficiently effective communication of the importance of high standards for internal control over financial reporting. In addition, a former member of senior management maintained the dual role of President and Chief Financial Officer, which further impaired the Company’s ability to maintain sufficient emphasis on internal controls over financial reporting;

•	We did not maintain a sufficient complement of experienced personnel in key financial reporting functions, including Corporate Finance and Accounting, Tax, Information Technology, and Internal Audit;

•	Certain of the Company’s corporate governance practices were not effective, including a limited Internal Audit function and lack of effective business ethics training for employees; and

•	The Company’s alert-line, conflict-of-interest inquiry process and related “whistle-blower” mechanisms were not effective as instances were noted where follow-up of alleged improprieties and conflict-of-interest responses were not completed timely and effectively.

The material weakness in our control environment described above contributed to the existence of the material weaknesses discussed below.

Financial statement close process. Internal controls over the financial statement close process were not effective and represented a material weakness in our internal control over financial reporting as of December 31, 2004. The primary factors contributing to this material weakness were:

•	We did not maintain sufficient formal, written policies and procedures governing the financial statement close process;

•	We did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support, and that account reconciliations were properly performed, reviewed and approved. Accounts impacted by these deficiencies included stock compensation and deferred rent expense, among others;

•	We did not properly analyze and document key assumptions and processes used in determining reserve balances for certain judgmental accounts, including credit memo reserves, contract accounting, accrued bonuses, medical insurance reserves and accounts payable cutoffs, and the analyses supporting recorded balances were not effectively reviewed and approved by appropriate management;

•	We did not maintain effective controls over the recording of journal entries, to ensure that entries were properly prepared with sufficient supporting documentation and were reviewed and approved by appropriate management;

•	We did not maintain a documented formal management review process of the consolidated interim and annual financial statements; and

•	We did not maintain sufficient staffing with appropriate technical competence in the corporate finance and accounting departments.

Income taxes. Internal controls surrounding the accounting for income taxes were not effective and represented a material weakness in our internal control over financial reporting as of December 31, 2004. The primary factors contributing to the material weakness in accounting for income taxes were failure to maintain tax basis balance sheets permitting effective reconciliation of cumulative book to tax differences, including book versus tax fixed asset records; failure to annually evaluate state tax rates; and failure to adequately verify data used in computations, particularly as it pertains to historical deferred tax liabilities and assets.

Self-insurance reserves. Internal controls pertaining to the self-insurance reserve estimation process were not effective and represented a material weakness in our internal control over financial reporting as of December 31, 2004. The primary factors contributing to these deficiencies was a lack of effective reconciliation of claims data and evaluation of recorded liabilities associated with workers’ compensation claims and claims by third-parties for damage or injury caused by the Company.

Bulk rental assets. Internal controls regarding the manner that certain types of bulk rental assets are recorded, tracked and relieved from the accounts upon disposal or sale were not effective and represented a material weakness in our internal control over financial reporting as of December 31, 2004. The primary factor contributing to the material weakness was a deficiency in the perpetual inventory system which did not provide for complete data regarding bulk rental asset quantities and unit costs, which in turn impaired the ability to compute depreciation expense, record accurate cost of sales upon disposal and to complete fully effective physical inventories of these bulk rental assets.

The control deficiencies and related material weaknesses discussed above resulted in adjustments, including numerous audit adjustments, to our consolidated financial statements for the year ended December 31, 2004, and to the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, and restatement of the first, second and third quarter 2004 and 2003 financial statements. For a further description of these restatement adjustments refer to the Restatement Note and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, included within this Form 10-K.

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Ernst & Young LLP’s report on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 is set forth below. Ernst & Young LLP has issued an unqualified opinion on the Company’s consolidated financial statements for 2004, which is included in Part II, Item 8 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

Board of Directors and Stockholders

United Rentals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Rentals, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the five material weaknesses identified below in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	Control environment. The Company did not maintain an effective control environment over financial reporting as of December 31, 2004. This material weakness resulted in adjustments, including numerous audit adjustments and contributed to the restatement of the Company’s consolidated financial statements. Specifically, the Company identified the following deficiencies in the control environment, which, in the aggregate, represent a material weakness in the overall control environment:

•	There was not sufficiently effective communication of the importance of high standards for internal control over financial reporting. In addition, a former member of senior management maintained the dual role of President and Chief Financial Officer, which further impaired the Company’s ability to maintain sufficient emphasis on internal control over financial reporting;

•	The Company did not maintain a sufficient complement of experienced personnel in key financial reporting functions, including Corporate Finance and Accounting, Tax, Information Technology and Internal Audit;

•	Certain of the Company’s corporate governance practices were not effective, including a limited Internal Audit function and lack of effective business ethics training for employees; and

•	The Company’s alert-line, conflict-of-interest inquiry process and related “whistle-blower” mechanisms were not effective as instances were noted where follow-up of alleged improprieties and conflict-of-interest responses were not completed timely and effectively.

2.	Financial statement close process. Internal controls over the financial statement close process were not effective and represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2004. This material weakness resulted in adjustments, including numerous audit adjustments and contributed to the restatement of the Company’s consolidated financial statements. The primary factors contributing to this material weakness were:

•	The Company did not maintain sufficient formal, written policies and procedures governing the financial statement close process;

•	The Company did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support, and that account reconciliations were properly performed, reviewed and approved. Accounts impacted by these deficiencies included stock compensation and deferred rent expense, among others;

•	The Company did not properly analyze and document key assumptions and processes used in determining reserve balances for certain judgmental accounts, including credit memo reserves, contract accounting, accrued bonuses, medical insurance reserves and accounts payable cutoffs, and the analyses supporting recorded balances were not effectively reviewed and approved by appropriate management;

•	The Company did not maintain effective controls over the recording of journal entries, to ensure that entries were properly prepared with sufficient supporting documentation and were reviewed and approved by appropriate management;

•	The Company did not maintain a documented formal management review process of the consolidated interim and annual financial statements; and

•	The Company did not maintain sufficient staffing with appropriate technical competence in the corporate finance and accounting departments.

3.	Income taxes. Internal controls surrounding the accounting for income taxes were not effective and represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2004. The primary factors contributing to the material weakness in accounting for income taxes were failure to maintain tax basis balance sheets permitting effective reconciliation of cumulative book to tax differences, including book versus tax fixed asset records; failure to annually evaluate state tax rates; and failure to adequately verify data used in computations, particularly as it pertains to historical deferred tax liabilities and assets. This material weakness contributed to the restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002 and restatement of the Company’s first, second and third quarter 2004 and 2003 financial statements.

4.

Self-insurance reserves. Internal controls pertaining to the self-insurance reserve estimation process were not effective and represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2004. The primary factors contributing to these deficiencies was a lack of effective reconciliation of claims data and evaluation of recorded liabilities associated with workers’ compensation claims and claims by third-parties for damage or injury caused by the Company. This material weakness contributed to the restatement of the Company’s consolidated financial statements for the periods indicated above.

5.	Bulk rental assets. Internal controls regarding the manner that certain types of bulk rental assets are recorded, tracked and relieved from the accounts upon disposal or sale were not effective and represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2004. The primary factor contributing to the material weakness was deficiency in the perpetual inventory system which did not provide for complete data regarding bulk rental asset quantities and unit costs, which in turn impaired the ability to compute depreciation expense, to record accurate cost of sales upon disposal and to complete fully effective physical inventories of these bulk rental assets. This material weakness resulted in audit adjustments impacting rental equipment and depreciation of rental equipment.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 29, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that United Rentals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, United Rentals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/S/ ERNST & YOUNG LLP

New	York, New York

March 29, 2006

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During fiscal 2005, we engaged in substantial efforts to address the material weaknesses in our internal control over financial reporting and related ineffectiveness of our disclosure controls and procedures. The following paragraphs describe the on-going changes to our internal control over financial reporting subsequent to December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

To remediate the control environment deficiencies and related material weakness:

•	We significantly strengthened management within key financial functions, including the appointment of a new Chief Financial Officer, who joined the Company as Interim Chief Financial Officer in the third quarter of 2005 and was appointed our Executive Vice President and Chief Financial Officer in March 2006, a new Vice President of Internal Audit in the second quarter of 2005, a new Vice President, Assistant Corporate Controller and a Director of Accounting and Consolidations in the third quarter of 2005 and a new Director of Financial Reporting and Analysis in the fourth quarter of 2005. In addition, subsequent to fiscal 2005, in the first quarter of 2006, we hired a new Vice President of Taxes and a new Senior Vice President, Chief Information Officer, and certain former Corporate Finance and Accounting personnel were terminated or removed from their positions;

•	To strengthen the Company’s corporate governance practices, in January 2005 the Company formed a Compliance Committee to monitor and enhance code of conduct and related matters, including subsequent release of mandatory ethics and compliance training for all employees. Also, in February 2005 we expanded the role and resources of the internal audit function through establishing a co-sourcing internal audit engagement with a global accounting and audit firm and through the subsequent hiring of an experienced Vice President of Internal Audit who reports directly to our audit committee; and

•	Procedures for investigating and resolving allegations of wrong-doing, as reported through the Company’s alert-line, were substantially improved through increased access to the audit committee and senior management. Further, administration and monitoring of the conflict-of-interest process was transferred to the Corporate Security function to ensure effective and timely completion of this annual process.

To correct the control deficiencies in our financial statement close process, we took the following actions in 2005:

•	We began the process of documenting formal, written policies and procedures governing the financial close process, including implementing formal monthly closing meetings with corporate and region accounting staff;

•	We began implementing more formal account reconciliation and analysis processes, including review and approval requirements;

•	We began performing additional review and documentation of the assumptions and processes used in determining the reserve balances for judgmental accounts, including accrued bonuses and medical insurance reserves;

•	We began implementing more formal journal entry documentation, review and approval requirements and related procedures, to ensure journal entries are properly prepared with supporting documentation and have been appropriately approved; and

•	As noted above, we upgraded the corporate finance and accounting staff with the addition of several experienced financial personnel at the Vice President, Director and senior analyst levels.

Several changes in our corporate tax function were adopted in 2005 to remediate the material weakness in our accounting for income taxes. These included procedures to ensure that the income tax provision and related tax assets and liabilities are reconciled accurately and timely; maintaining tax basis balance sheets and effective reconciliation of the cumulative book-to-tax differences, including book and tax fixed asset records; and annually evaluating the appropriate state tax rates. Additionally, the Company has enhanced communications between business unit, tax and accounting department personnel, and completed, with the assistance of consultants, a thorough analysis of historical acquisitions and other activities supporting deferred tax liabilities and assets. To further strengthen the Company’s tax function, a search for an experienced Vice President of Taxes was initiated in late 2005, with successful recruitment of this new hire in January 2006, as mentioned above.

The material weakness pertaining to our self-insurance estimation and evaluation process was remediated in 2005 through our engaging qualified, third-party actuaries to perform actuarial calculations of the liabilities for outstanding and incurred-but-not-reported claims, and by properly analyzing and reconciling claims data recorded in the general ledger with the data used by the actuaries. These actuarial calculations incorporate appropriate actuarial assumptions and represent a substantial improvement from the former practice of estimating our liability with limited actuarial input. This more formal and complete analysis and evaluation of the estimated self-insurance liabilities is now completed semi-annually by the corporate accounting and risk management functions.

To correct the control deficiencies surrounding accounting for bulk rental assets, in 2005 the Company completed a thorough analysis of the bulk assets accounting practices within each of our three reportable business segments, and implemented appropriate actions to ensure that the bulk asset accounting properly reflects the transactions within each segment. These actions included standardizing bulk rental asset policies and practices across all locations within each segment, modifying the inventory system and updating procedures to capture asset quantities and unit costs and to properly track bulk rental asset changes.

We believe the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, the material weakness in our financial close process was not remediated by December 31, 2005 and, accordingly, our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2005.

The remediation efforts noted above are subject to the Company’s ongoing internal control assessment, testing and evaluation processes. While these remediation efforts continue, we will utilize additional analyses and other detailed procedures and other appropriate measures to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

The table below identifies, and provides certain information concerning, our current executive officers and directors.

Name	Age	Position (1)
Bradley S. Jacobs	49	Chairman and Director
Wayland R. Hicks	63	Vice Chairman, Chief Executive Officer and Director
Martin E. Welch III	57	Executive Vice President and Chief Financial Officer
Michael J. Kneeland	52	Executive Vice President—Operations
Leon D. Black	55	Director
Howard L. Clark, Jr.	62	Director
Michael S. Gross	44	Director
Singleton McAllister	54	Director
Brian D. McAuley	65	Director
John S. McKinney	51	Director
Jason Papastavrou	43	Director
Mark Suwyn	63	Director
Gerald Tsai, Jr.	77	Director

(1)	For information concerning the terms served by our directors, see “—Directors,” below.

Directors

Our full board of directors has 12 members in the absence of any vacancies. Ten of our directors are elected by the holders of our common stock and our Series D-1 Preferred Stock (the “D-1 Preferred”), voting together as a single class, and two are elected by the holders of our Series C Perpetual Convertible Preferred Stock (the “Series C Preferred”). The 10 directors that are elected by the holders of our common stock and D-1 Preferred are divided into three classes. Each class is elected to serve a three-year term. The terms of the classes are staggered so that the term of only one class expires each year. Absent vacancies, Class 1 and Class 2 each have three members and Class 3 has four members; currently, Class 1, Class 2 and Class 3 each have three members. There are currently 11 directors on our board of directors.

Our last annual meeting of stockholders was held on May 20, 2004. All of the directors, other than Messrs. Papastavrou and Suwyn, have served since that time. We did not hold an annual meeting in 2005 because of the delay in filing this Form 10-K. Generally, the terms of Messrs. Hicks and McKinney and Ms. McAllister would have expired at the annual meeting of stockholders to be held in 2005; however, because we did not have such meeting, they will continue to serve as directors until their respective successors are elected.

Class 1 Directors. There are currently three members of this class: Wayland R. Hicks, John S. McKinney and Singleton McAllister.

Wayland R. Hicks has been chief executive officer of United Rentals since December 2003, and a director and vice chairman since 1998. He joined United Rentals in November 1997 and served as chief operating officer from 1997 until being appointed chief executive officer. Previously, Mr. Hicks served as chief executive officer and president of Indigo N.V. from 1996 to 1997, and as vice chairman and chief executive officer of Nextel Communications Corp. from 1994 to 1995. From 1967 to 1994 he held various senior executive positions with Xerox Corporation, including managing director of Rank Xerox in Great Britain, and chief staff officer for Rank Xerox, Ltd., where he held senior responsibility for the marketing strategy of Xerox products in Europe, Eastern

Europe and parts of Asia and Africa. In 1983, Mr. Hicks was appointed a group vice president of Xerox Corporation and president of the Reprographics Business Group, and in 1986 was named executive vice president and president of the Xerox Business Products and Systems Group with responsibility for the engineering and manufacturing of all Xerox products. In 1989, he was appointed executive vice president-marketing and customer operations, with management responsibility for 75,000 employees. Mr. Hicks is also a director of Perdue Farms Incorporated and Maytag Corporation, where he serves on the Executive Committee and the Finance Committee.

John S. McKinney became a director of the Company in September 1998 following the merger of the Company with U.S. Rentals. He also served as vice president of the Company until the end of 2000. Mr. McKinney served as chief financial officer of U.S. Rentals from 1990 until the merger and as controller of U.S. Rentals from 1988 until 1990. Prior to joining U.S. Rentals, Mr. McKinney held various positions at Iomega Corporation, including assistant controller, and at the accounting firm of Arthur Andersen & Co.

Singleton McAllister became a director of the Company in April 2004. Ms. McAllister has been a partner in the law firm of Mintz Levin Cohen Ferris Glovsky and Popeo since July 2005. Before joining Mintz Levin, she was a partner at Sonnenschein, Nath & Rosenthal LLP from 2003 to 2005, and Patton Boggs LLP from 2001 to 2003. Prior to entering private practice, Ms. McAllister served for five years as the general counsel for the United States Agency for International Development. Ms. McAllister is also a director of Alliant Energy Corporation.

Class 2 Directors. There are currently three members of this class: Brian D. McAuley, Gerald Tsai, Jr. and Jason Papastavrou.

Brian D. McAuley became a director of the Company in April 2004. Mr. McAuley became Chairman of Pacific DataVision Inc. (“PDV”) in August 2004. PDV is a privately held telecommunications software applications and hosting company. He also has been a partner at NH II, LLC, a consulting firm that specializes in telecommunications businesses, since 2003. Mr. McAuley is a cofounder of Nextel Communications, Inc. and held senior executive positions at Nextel from the company’s inception in 1987 until 1996, including seven years as president and chief executive officer. Upon leaving Nextel, he joined Imagine Tile, a custom tile manufacturer, where he served as chairman and chief executive officer from 1996 to 1999 and continues to serve as chairman. He also served as president and chief executive officer of NeoWorld Communications, Inc., a wireless telecommunications company, from 1999 until the sale of that company to Nextel in 2003. Mr. McAuley is a certified public accountant and, prior to co-founding Nextel, his positions included chief financial officer of Millicom Incorporated, corporate controller at Norton Simon Inc. and manager at Deloitte & Touche.

Gerald Tsai, Jr., became a director of the Company in July 2002, having previously served as a director of the Company from December 1997 to December 2001. Mr. Tsai served as chairman, chief executive officer and president of Delta Life Corporation, an insurance company, from 1993 until its sale in 1997. He was chairman of the executive committee of the Board of Directors of Primerica Corporation, a diversified financial services company, from December 1988 until April 1991, chief executive officer of Primerica Corporation from April 1986 until December 1988. Mr. Tsai is currently a private investor and serves as a director of Apollo Investment Corporation, Sequa Corporation, Triarc Companies, Inc. and Zenith National Insurance Corp. and director emeritus of Saks Incorporated. He is an honorary trustee of Boston University and trustee of NYU Hospitals Center and the New York University School of Medicine Foundation.

Jason Papastavrou became a director of the Company in June 2005. Dr. Papastavrou has served as chief executive officer and chief investment officer of ARIS Capital Management since founding the company in 2004. He previously held senior positions at Banc of America Capital Management, where he served as Managing Director, Fund of Hedge Fund Strategies from 2001 to 2003, and Deutsche Asset Management, where he served as Director, Alternative Investments Group from 1999 to 2001. Dr. Papastavrou, who holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology, taught at Purdue University’s School of Industrial Engineering from 1990 to 1999 and is the author of numerous academic publications.

Class 3 Directors. There are currently three members of this class: Bradley S. Jacobs, Howard L. Clark, Jr. and Mark Suwyn.

Bradley S. Jacobs has been chairman of the Company since its formation in September 1997 and served as the Company’s chief executive officer from September 1997 until stepping down from that position in December 2003. He currently is a private investor. Prior to joining the Company, Mr. Jacobs was chairman and chief executive officer of United Waste Systems Inc., a company that he founded, from 1989 until the sale of the company in August 1997. He also previously served as chairman and chief operating officer of Hamilton Resources Ltd., an international trading company, from 1979 to 1983, and chief executive officer of Amerex Oil Associates, Inc., an oil brokerage firm that he co-founded, from 1979 to 1983.

Howard L. Clark, Jr. became a director of the Company in April 2004. Mr. Clark has been vice chairman of Lehman Brothers Inc. since 1993. From 1990 until assuming his current position, he was chairman, president and chief executive officer of Shearson Lehman Brothers Holdings Inc. Mr. Clark was previously a senior executive at American Express Company from 1981 to 1990, and a managing director of Blyth Eastman Paine Webber Incorporated or predecessor firms from 1968 to 1981. While at American Express, his positions included five years as executive vice president and chief financial officer. Mr. Clark is also a director of Maytag Corporation, White Mountains Insurance Group, Ltd. and Walter Industries, Inc.

Mark Suwyn became a director of the Company in September 2004. Mr. Suwyn is currently president of MARSUW LLC and associated with Cerberus Capital Management. He served as the chairman and chief executive officer of Louisiana-Pacific Corporation, a leading manufacturer of building materials from 1996 until his retirement in 2004. Prior to joining Louisiana-Pacific Corporation, Mr. Suwyn was with International Paper Company where he served as executive vice president of distribution, specialty products and forest lands from 1992 through 1995. He previously held several executive positions at E. I. duPont de Nemours and Company, including those of senior vice president of imaging systems and medical products, group vice president of imaging systems, and vice president of human resources. Mr. Suwyn is also chairman and a director of NewPage Corporation and a director of Ballard Power Systems, Inc. and BlueLink Corp.

Series C Preferred Directors. As described above, the holders of the Series C Preferred, voting separately as a single class, currently have the right to elect two directors. The two directors currently serving on our board that were elected by the holders of the Series C Preferred are Leon D. Black and Michael S. Gross. All of the outstanding shares of Series C Preferred are currently held by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (which we refer to, collectively, as “Apollo”).

Leon D. Black became a director of the Company in January 1999. Mr. Black is one of the founding principals of Apollo Advisors, L.P. (which was established in August 1990 and which, together with its affiliates, acts as the managing general partner of several private securities investment funds) and Apollo Real Estate Advisors, L.P. (which, together with its affiliates, acts as the managing general partner of several real estate investment funds). Mr. Black is also a director of Sirius Satellite Radio Inc. He serves as a trustee of The Museum of Modern Art, Mount Sinai Hospital, Lincoln Center for the Performing Arts, The Metropolitan Museum of Art, Prep for Prep, The Asia Society and Dartmouth College.

Michael S. Gross became a director of the Company in January 1999. Mr. Gross is one of the founding partners of Apollo Advisors L.P. and has been a partner at Apollo Advisors, L.P. since its formation in 1990. Apollo Advisors, L.P., together with its affiliates, acts as the managing general partner of several private securities funds. Mr. Gross is currently Chairman of the Board of Directors of Apollo Investment Corporation, a closed-end investment company of which he is a founder. Mr. Gross served as Chairman and Chief Executive Officer of Apollo Investment Corporation from February 2004 to February 2006. Mr. Gross is also a director of Saks Incorporated. In addition, he is a founding member and serves on the Executive Committee of the Youth

Renewal Fund, is the Chairman of the Board of the Mt. Sinai Children’s Center Foundation, serves as a trustee of the Trinity School, and is a member of the corporate advisory board for the University of Michigan Business School.

Director Independence

In assessing director independence, we follow the criteria of the New York Stock Exchange (“NYSE”). In addition, and without limiting the NYSE independence requirements, we apply the following categorical standards. We do not consider a director to be independent if he or she is or, in the past three years, has been:

•	employed by the Company or any of its affiliates;

•	an employee or owner of a firm that is one of the Company’s or its affiliates paid advisors or consultants (unless the Company’s relationship, or the director’s relationship, with such firm does not continue after the director joins our board and the Company’s annual payments to such firm did not exceed 1 percent of such firm’s revenues in any year);

•	employed by a significant customer or supplier;

•	party to a personal service contract with the Company or the chairman, CEO or other executive officer of the Company or any of its affiliates;

•	an employee or director of a foundation, university or other non-profit organization that receives significant grants or endowments from the Company or any of its affiliates or a direct beneficiary of any donations to such an organization;

•	a relative of any executive officer of the Company or any of its affiliates; or

•	part of an interlocking directorate in which the CEO or other executive of the Company serves on the board of a third-party entity (for-profit or not-for-profit) employing the director.

The following directors of our Company have been determined to be independent: Leon D. Black, Howard L. Clark, Jr., Michael S. Gross, Singleton B. McAllister, Brian D. McAuley, Jason D. Papastavrou, Mark A. Suwyn and Gerald Tsai, Jr.

Each of the directors that we have identified as being independent meets the categorical standards described above.

None of the directors that we have identified as being independent has any relationship with the Company (other than being a director and/or shareholder of the Company), except as discussed below.

Singleton McAllister became a director of the Company in April 2004. Prior to the time she became a director, the Company obtained certain legal services, and paid legal fees, to a law firm in which Ms. McAllister was a partner. The aggregate fees paid to such firm were less than $50,000 and such fees represented less than 1 percent of such firm’s annual revenues. After Ms. McAllister became a director, the Company’s relationship with such firm was discontinued. The board of directors determined that the foregoing relationship was an “immaterial relationship” given that the Company’s relationship with such firm was discontinued and the payments to such firm represented less than 1 percent of the firm’s annual revenues.

Two of our directors, Leon Black and Michael Gross, are affiliated with Apollo and were elected directors by Apollo in its capacity as the holder of Series C Preferred. In 1999, the Company paid to Apollo (i) $3.0 million of fees in connection with the sale by the Company of preferred stock in January 1999 and (ii) $1.0 million of fees in connection with the sale by the Company of preferred stock in September 1999. These payments were made prior to the three-year look-back period provided for by the NYSE independence rules. Based on the amount of time that has elapsed since these payments were made, the board of directors has determined that these payments do not disqualify the two directors elected by the Series C Preferred from being classified as independent directors.

The Company’s Corporate Governance Guidelines provide that the chairman of the audit committee (or such other independent directors selected by the board of directors) should preside at (i) the executive session meetings of the non-management members of the board of directors and (ii) the executive session meetings of the independent directors. The chairman of the audit committee is currently Brian D. McAuley.

The Company has adopted the following procedure to enable our security holders or any other interested party to communicate with our board of directors or with any individual director or directors. If you wish to send a communication, you should do so in writing. All communication should be addressed to the board or the particular director or directors, as the case may be, and mailed to United Rentals, Inc., c/o Kramer Levin Naftalis & Frankel LLP, 1177 Avenue of the Americas, New York, NY 10036, the Company’s counsel, and all communications will be submitted to the relevant director or directors.

Please note that the foregoing procedure does not apply to (i) stockholder proposals pursuant to Rule 14a-8 of the Exchange Act and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

The foregoing procedure is described on the Company’s website at unitedrentals.com by clicking the links “Investor Relations,” “Corporate Governance” and “Communicating with the Board.”

Other Executive Officers

Martin E. Welch III was appointed our executive vice president and chief financial officer in March 2006, having previously served as our interim chief financial officer since September 2005. Previously, Mr. Welch served as director and business advisor to the private equity firm York Management Services. Mr. Welch joined Kmart Corporation as chief financial officer in 1995 and served in that capacity until 2001. From 1991 until 1995, Mr. Welch served as chief financial officer for Federal-Mogul Corporation. From 1982 until 1991, he held various finance positions at Chrysler Corporation, including chief financial officer for Chrysler Canada. Mr. Welch began his career in 1970 at Arthur Young (now Ernst & Young), and is a certified public accountant. Mr. Welch currently serves on the boards of York portfolio companies Northern Group Retail Ltd. and Popular Club Plan, and he is a member of the Board of Trustees of the University of Detroit Mercy.

Michael J. Kneeland was appointed our executive vice president—operations in September 2003. Mr. Kneeland joined the Company as a district manager in 1998 upon the acquisition of Equipment Supply Co., and was subsequently named vice president—aerial operations, and then vice president—southeast region. He has served as executive vice president—operations since 2003. Mr. Kneeland’s more than 25 years of experience in the equipment rental industry includes a number of senior management positions with Freestate Industries Inc. and Equipment Supply.

Audit Committee; Audit Committee Financial Experts

The Company has a separately-designated standing audit committee of the board of directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee has the authority and responsibility to hire the independent public accountants to serve as auditors for the Company and reviews and discusses with the independent public accountants the scope of their examination, their proposed fee and the overall approach to the audit. The audit committee also reviews with the independent auditors and management the annual financial statements, the interim financial statements and the Company’s disclosures in its annual report on Form 10-K and quarterly reports on Form 10-Q. The audit committee reviews and discusses with the independent auditors, management and internal auditors the Company’s internal accounting controls and disclosure controls and procedures and the quarterly assessment of such controls. The audit committee operates pursuant to a written charter which complies with the corporate governance standards of the NYSE. A copy of this charter is accessible on our Internet website at unitedrentals.com by clicking the links “Investor Relations” and “Corporate Governance.” In addition, a copy of this charter is available in print to any stockholder who requests it.

The current members of our audit committee are Messrs. McAuley (chair), Papastavrou and Suwyn. Each of these members of the audit committee meets the general independence requirements of the NYSE and the independence requirements for audit committees specified by Rule 10A-3 promulgated under the Exchange Act. Each prospective member of the audit committee will also meet such requirements. The board of directors has determined that Brian McAuley qualifies as an “audit committee financial expert,” as such term is defined under Item 401(h) of Regulation S-K promulgated under the Exchange Act.

Other Committee Information

Nominating and Corporate Governance Committee

The Company has a nominating and corporate governance committee, which operates pursuant to a written charter which complies with the corporate governance standards of the NYSE. A copy of this charter is available on the Company’s website at unitedrentals.com by clicking the links “Investor Relations” and “Corporate Governance.” In addition, a copy of the charter is available in print to any stockholder who requests it.

Compensation Committee

The Company has a compensation committee, which operates pursuant to a written charter which complies with the corporate governance standards of the NYSE. A copy of this charter is available on the Company’s website at unitedrentals.com by clicking the links “Investor Relations” and “Corporate Governance.” In addition, a copy of the charter is available in print to any stockholder who requests it.

The current members of our compensation committee are Messrs. Gross (chair), Clark and McAuley. Each of these members of the compensation committee meets the general independence requirements of the NYSE, and each prospective member of the compensation committee will also meet such requirements.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an officer or employee of the Company or its subsidiaries. None of the members of our compensation committee had any relationship with the Company in fiscal 2004 requiring disclosure under Item 402(j) of Regulation S-K promulgated under the Exchange Act.

Special Committee

The Company established a Special Committee of independent directors in connection with the SEC inquiry of the Company. The current members of the Special Committee are Messrs. Clark, McAuley (chair), Papastavrou and Suwyn.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon review of the copies of such reports furnished to us and written representations from certain of our executive officers and directors that no other such reports were required, we believe that during the period from January 1, 2004 through December 31, 2004, all Section 16(a) filing requirements were complied with on a timely basis, except that Joseph B. Sherk, our former Corporate Controller, filed a late Form 4 relating to 8,358 shares of restricted stock awarded to him in April 2004, and Christian Weyer, who was then a member of our board of directors, filed a late Form 4 relating to 2,000 shares of common stock sold by him in April 2004.

Code of Ethics

We have adopted a code of business conduct for our employees, officers and directors. A copy of our code of business conduct is accessible on our Internet website at unitedrentals.com by clicking the links “Investor Relations” and “Corporate Governance.” In addition, a copy of the code of business conduct is available in print to any stockholder who requests it. The code of business conduct constitutes a “code of ethics” as such term is defined under Item 406 of Regulation S-K promulgated under the Exchange Act.

We have adopted corporate governance guidelines, which comply with the corporate governance standards of the NYSE. A copy of these guidelines is available on the Company’s website at unitedrentals.com by clicking the links “Investor Relations” and “Corporate Governance.” In addition, a copy of the corporate governance guidelines is available in print to any stockholder who requests it.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth for the periods indicated below information concerning the compensation paid to our chief executive officer and our four most highly-compensated executive officers other than our CEO who served as executive officers as of the end of the fiscal year ended December 31, 2004 (including two persons who served as executive officers at year-end but no longer serve as executive officers). In addition, the table provides information concerning one person who ceased to be an executive officer in mid-year 2005, but would have been among the most highly compensated executive officers of the Company for the fiscal year ended December 31, 2004.

	Year	Annual Compensation				Long-term Compensation Awards
Name and Principal Position		Salary($)	Bonus($)(1)		Other Annual Compensation($)(2)	Restricted Stock Awards($)(3)		Securities Underlying Options		All Other Compensation($)(10)
Wayland R. Hicks Chief Operating Officer (until December 15, 2003) and Chief Executive Officer (from December 16, 2003)	2004 2003 2002	550,000 475,000 450,000	240,000 300,000	(4) (4)	12,891 76,000 —	3,458,000 — —	(5)	— 325,000 —	(6)	47,880 11,400 12,000	(7)

John N. Milne Former President, Chief Acquisition Officer and (from December 6, 2002) Chief Financial Officer (served until August 15, 2005)	2004 2003 2002	550,000 388,000 335,000	— 240,000 300,000	(4) (4)	23,006 133,000 —	2,766,400 — —	(5)	— 300,000 —	(6)	3,988 11,400 11,400	(7)

Michael J. Kneeland Executive Vice President—Operations (from September 23, 2003)(8)	2004 2003	290,000 239,000	176,000	(4)	— —	— 110,120		— —		1,845 3,000	(7)

Joseph Ehrenreich Former Vice President and General Counsel (from September 1, 2004 to March 29, 2006)	2004 2003 2002	135,673 — —	367,000 — —	(9)	— — —	1,139,400 — —	(11)	— — —		69 — —	(7)

Joseph B. Sherk Former Corporate Controller (served until January 25, 2006)	2004 2003 2002	246,000 241,454 240,000	— — —		— — —	343,078 226,535 75,013	(12)	10,000 — 18,750		10,545 17,042 105,178	(7)

(1)	Bonuses for 2004 for Messrs. Hicks, Milne and Kneeland are pending approval by the Compensation Committee upon completion of the 2004 financial statements.
(2)	Under SEC rules, perquisites and other personal benefits paid to an executive are not required to be reported, unless the aggregate amount exceeds the lesser of (a) $50,000 and (b) 10 percent of the executive’s annual salary plus bonus. The amounts in this column represent personal use of company aircraft valued, in accordance with SEC rule, based on the incremental cost to us of providing such perquisite, taking into account any portion of such costs that the executive is required to pay or reimburse.
(3)	The dollar value shown in the table represents the number of shares of restricted stock and/or units awarded multiplied by the closing price of our unrestricted common stock on the New York Stock Exchange on the date of grant. The vesting requirements relating to such shares and/or units are described under “— Certain Employment Arrangements.” Dividends are paid on shares of restricted common stock but not with respect to restricted stock units. The following table shows the aggregate restricted share holdings of the executives on this table as of December 31, 2004. The values are based on the last closing price of our stock for the year.

	As of December 31, 2004
Executive	Number of Shares	Value
Wayland R. Hicks	633,334	$13,230,000
John N. Milne	160,000	$3,024,000
Michael Kneeland	30,541	$577,225
Joseph Ehrenreich(a)	60,000	$1,134,000
Joseph B. Sherk	47,724	$901,984

(a)	Pursuant to Mr. Ehrenreich’s Separation Agreement and General Release, 30,000 of his restricted shares will be forfeited unless they have vested due to a change in control of the Company (as defined in the agreement) prior to September 1, 2006.

(4)	The executive’s bonus was paid 50 percent in cash and 50 percent in stock (valued at the closing price of our common stock on the New York Stock Exchange on the date the bonus was approved).
(5)	In 2004, Mr. Hicks and Mr. Milne were awarded 200,000 restricted stock units and 160,000 restricted stock units, respectively, under our 2001 Senior Stock Plan. Upon vesting, these restricted stock units will be settled with shares of our common stock on a one-for-one basis. As a result, each restricted stock unit is essentially equivalent to a single share of our common stock.

The vesting schedule for the restricted stock units awarded to Mr. Hicks is as follows: (i) 100,000 units vested in three equal installments on January 1, 2005, July 1, 2005 and, January 1, 2006 and (ii) 100,000 units will vest on December 31, 2008. With respect to the restricted stock units awarded to Mr. Milne, 20,000 units vested on each of January 1, 2005 and July 1, 2005. The vesting schedule provided for vesting of an additional 20,000 units on January 1, 2006 and 100,000 units on December 31, 2008. However, Mr. Milne’s employment with us was terminated for cause on August 15, 2005 and the 120,000 unvested units were forfeited.

The vesting of the restricted stock units may be accelerated as follows:

•	upon a “change of control” (as defined in the grant agreement) all units will immediately vest

•	upon our termination of an executive’s employment without Cause or he resigns for Good Reason (as such terms are defined in his employment agreement), then an “appropriate fraction” of each tranche of such executive’s unvested units will immediately vest. For purposes of the foregoing, the “appropriate fraction” means (i) the amount of time that elapsed from the grant date to the occurrence of the event triggering accelerated vesting divided by (ii) the total amount of time over which such units were scheduled to vest absent accelerated vesting. In the case of units that are scheduled to vest in more than one installment, each installment will be treated as a separate tranche for purposes of the foregoing and the calculation of the appropriate fraction will be made separately for each tranche as if such tranche were the only tranche.

•	upon the death or disability of an executive, the units scheduled to vest in 2005 and 2006, but not the units scheduled to vest in 2008, will immediately vest.

(6)	The options shown as having been granted to Messrs. Hicks and Milne in 2003 were originally granted in 1997 and 1998. The original grant of these options was reported in our proxy statement relating to our 1999 annual meeting. In April 2003, the compensation committee extended the expiration date of these options to April 10, 2013. The exercise price was not changed. For purposes of this compensation table, we have treated the extension of the term of the original options as the cancellation of the old options and the grant of new options with a different expiration date. These options are all vested. The exercise price of these options is as follows: (i) for the options held by Mr. Hicks, the exercise price is $21.9375 for 225,000 options, $20.00 for 50,000 options and $15.00 for 50,000 options and (ii) for the options held by Mr. Milne, the exercise price is $21.9375.
(7)

The other compensation for each executive in 2004 included the following: Mr. Hicks $2,263 for car allowance, $44,000 for supplemental insurance coverage and $117 in non-cash awards); Mr. Milne ($2,263 for car allowance and $225 for group term life insurance coverage); Mr. Kneeland ($345 for group term life insurance coverage); Mr. Ehrenreich ($69 for group term life insurance coverage); and Mr. Sherk ($8,400 for car allowance and $645 for group term life insurance coverage).
(8)	Mr. Kneeland was not an executive officer prior to being appointed Executive Vice President—Operations in 2003.
(9)	The executive’s bonus included a signing bonus of $175,000 and an additional bonus of $192,000.
(10)	Other compensation includes $1,500 per year of matching 401k contributions for each year shown on the table for each of Messrs. Hicks, Milne and Kneeland and for each year other than 2002 for Mr. Sherk.
(11)	Mr. Ehrenreich received 60,000 shares of restricted stock in 2004. 15,000 of the shares are scheduled to vest on each of April 1, 2006, September 1, 2006, September 1, 2007 and December 1, 2008. The vesting will be accelerated in the event of a change in control of the Company. Because Mr. Ehrenreich is expected to terminate employment on September 1, 2006, pursuant to a Separation Agreement and General Release, the last 30,000 shares will only vest if there is a change of control before September 1, 2006.
(12)	Mr. Sherk was granted 19,358 shares of restricted stock in 2004. 11,000 shares will vest on July 30, 2007 and 8,358 shares will vest on October 1, 2007.

Terms of Restricted Stock

In April, July and December, 2004, we granted restricted stock awards to certain individuals shown in the table above. These shares of restricted stock will vest as described under “—Certain Employment Arrangements,” below.

In May 2004, we adopted the United Rentals, Inc. Restricted Stock Unit Deferral Plan. This Plan enables our executive officers and directors who receive awards of restricted stock units under our 2001 Senior Stock Plan to elect to defer receipt of shares of our voting common stock that would otherwise be paid upon the vesting and settlement of such awards.

Options Grant Table

The following table sets forth additional information concerning stock option grants made during fiscal 2004 to the executive officers named in the Summary Compensation Table. In accordance with SEC disclosure rules, the hypothetical gains, or “option spreads,” for each option grant are shown based on compound annual rates of stock price appreciation of 5 percent and 10 percent from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustration purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company’s future performance and prospects. The options were issued under the United Rentals, Inc. 2001 Senior Stock Plan at an exercise price equal to the market price on the grant date. The Company has not granted any stock appreciation rights.

Option/SAR Grants in 2004 Fiscal Year

Name	Number of Securities Underlying Option/SARs Granted) (#)(1)	Percent of Total Options/SARs granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5 Percent ($)	10 Percent ($)
Wayland R. Hicks	0	—	—	—	—	—
John N. Milne	0	—	—	—	—	—
Michael J. Kneeland	0	—	—	—	—	—
Joseph Ehrenreich	0	—	—	—	—	—
Joseph B. Sherk	10,000	1.23%	$18.22	12/2/2014	$112,955.71	$287,786.13

(1)	Mr. Sherk’s option became exercisable with respect to 5,000 shares on October 25, 2005 and was to become exercisable with respect to the remaining 5,000 shares on September 25, 2007. Pursuant to an agreement and general release with Mr. Sherk entered into in March 2006, the 5,000 unvested options were forfeited. If Mr. Sherk terminates employment, he generally will have 10 days in which to exercise the vested portion of the option.

Fiscal Year-End Option Values

The following tables summarize the number and value of all options held by the executive officers named in the Summary Compensation Table above as of December 31, 2004. None of these officers exercised options in 2004.

Value of Options as of December 31, 2004

	Number of Securities Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Wayland R. Hicks	525,000	0	$1,487,000	n/a
John N. Milne	450,000	0	969,375	n/a
Martin E. Welch III	n/a	n/a	n/a	n/a
Michael J. Kneeland	58,333	0	$68,665	n/a
Joseph Ehrenreich	n/a	n/a	n/a	n/a
Joseph B. Sherk	42,500	16,250	$144,250	$63,925

(1)	The Value shown is the value of the shares subject to the options as of December 31, 2004, less the exercise price for those options.

Long-Term Incentive Plans—Awards in Last Fiscal Year

Long-Term Incentive Plan Awards in Fiscal 2004

Name	Number of Shares, Units or Other Rights (#)(1)	Performance or Other Period Until Maturation or Payout(2)	Estimated Future Payouts under Non-Stock Price-Based Plans
			Target(3)	Maximum(4)
Wayland R. Hicks	275,000	3 years	$2,645,500	$13,337,500
John N. Milne	275,000	3 years	$2,645,500	$13,337,500
Michael J. Kneeland	35,000	3 years	$336,700	$1,697,500
Joseph Ehrenreich	25,000	3 years	$240,500	$1,212,500
Joseph B. Sherk	7,500	3 years	$72,150	$363,750

(1)	The units are granted under the United Rentals, Inc. Long Term Incentive Plan. The value of a unit is zero at grant and increases (or decreases) as of each December 31, based on the extent to which the Company’s earnings-per-share (as adjusted pursuant to the Plan) for that year exceeds or is less than the earnings-per-share in the year preceding the grant (the “Base Year”). The unit value is increased or decreased by an amount equal to the product of (i) the last closing price of a share of our common stock in the Base Year and (ii) 80% of the percentage by which earnings-per-share exceeds or is less than the earnings-per-share for the Base Year. The units will be paid in cash after the December 31 coinciding with or closest to the date the units vest. The actual payment date will be after the compensation committee certifies the earnings-per-share levels. The units granted in 2004 were granted as of January 1, 2004.
(2)	The units were granted as of January 1, 2004 and vest at the end of 3 years, on December 31, 2006, subject to earlier vesting or forfeiture in certain circumstances.
(3)

In accordance with SEC rules, the Target amounts shown on the table are based on the $9.62 value of a unit as of December 31, 2004 (based on the Company’s earnings-per-share for 2004). However, the actual payment of the LTIP awards generally will not take place until after December 31, 2006 and may differ substantially from these amounts, depending on the Company’s earnings-per-share for 2005 and 2006. As of December 31, 2005, each unit granted in 2004 had a value of $32.84, so that Mr. Hicks’ units had a value of $9,031,000, Mr. Kneeland’s units had a value of $1,149,400, Mr. Ehrenreich’s units had a value of $821,000 and Mr. Sherk’s units had a value of $246,300. The Company terminated Mr. Milne’s employment in 2005 and all of his units were forfeited. Pursuant to Mr. Ehrenreich’s Separation Agreement and General Release, the Company will pay him $1,212,500 (the maximum amount for his LTIP units) in lieu of the actual payment for the LTIP units.

(4)	The Maximum amounts shown are based on a $48.50 per-unit value, the maximum permitted for the LTIP units granted in 2004.

Compensation of Directors

Director Fees

Directors who are also executive officers of our Company are not paid additional compensation for serving as directors. The compensation for our non-executive directors is as follows:

Compensation Arrangements in 2005. The compensation arrangements for 2005 were as follows:

•	annual retainer fees of (i) $40,000 for serving as director, (ii) $10,000 for serving as chairman of the audit committee and $10,000 for serving as chairman of the Special Committee, and (iii) $5,000 for serving as chairman of any other committee;

•	meeting attendance fees of (i) $1,500 for each board meeting, (ii) $2,000 for each audit committee meeting and each Special Committee meeting, and (iii) $1,500 for each other committee meeting; and

•	annual grant of options to purchase 3,000 shares of our common stock at an exercise price equal to the market value of the stock at the time of grant. The options are fully vested at grant, but shares purchased under the option may not be transferred until the restriction expires, which occurs with respect to one third of the shares on each of the first three anniversaries of grant.

Compensation Arrangements in 2004. The compensation arrangements for 2004 were as follows:

•	annual retainer fees of (i) $40,000 for serving as director, (ii) $10,000 for serving as chairman of the audit committee, and (iii) $5,000 for serving as chairman of any other committee;

•	meeting attendance fees of (i) $1,500 for each board meeting, (ii) $2,000 for each audit committee meeting, and (iii) $1,500 for each other committee meeting; and

•	annual grant of options to purchase 3,000 shares of our common stock at an exercise price equal to the market value of the stock at the time of grant. The options are fully vested at grant, but shares purchased under the option may not be transferred until the restriction expires, which occurs with respect to one third of the shares on each of the first three anniversaries of grant.

Deferred Compensation Plan for Directors

We maintain the United Rentals, Inc. Deferred Compensation Plan for Directors, under which our non-employee directors may elect to defer receipt of the fees that would otherwise be payable to them. Deferred fees are credited to a bookkeeping account and are deemed invested, at the director’s option, in either a money market fund, unrestricted shares of our common stock or restricted shares of our common stock. If a director elects to have his or her deferred fees deemed invested in a money market fund or in unrestricted shares of our common stock, the director’s account is credited with shares in the money market fund or shares of our common stock equal to the deferred amount and the account is fully vested at all times. If a director elects to have his or her deferred fees deemed invested in restricted shares of our common stock, the director’s account is credited with shares of our common stock equal to 120 percent of the deferred amount, but the director’s account is not immediately vested. The account (or portion of account) that is credited with restricted shares will vest as follows: (i) one-fifth on each anniversary of the acquisition date, provided that the holder continues as a director; and (ii) if the holder dies or is disabled while a director, all of the shares will immediately vest.

Certain Employment Arrangements

Executive Employment Agreements and Compensation Arrangements

Mr. Hicks

In connection with the appointment of Wayland Hicks as our chief executive officer in December 2003, we entered into a new employment agreement and other compensation arrangements with him in early 2004. Certain terms of our agreement and related compensation arrangement with Mr. Hicks are set forth below.

Base Salary. Mr. Hicks’ base salary is $550,000 per annum.

Right to Participate in Annual Incentive Compensation Plan. This plan allows our current executives and other key employees to potentially earn annual incentive bonuses that will be based on achieving performance goals that will be established at the beginning of each year. Our employment agreement with Mr. Hicks provides that he is eligible to participate in the plan each year, and his target bonus for each year after 2004 would not be less than the target bonus established for 2004, which was $550,000, 100 percent of his base salary.

Awards Under Long-Term Incentive Plan. Mr. Hicks was awarded 275,000 Long Term Incentive Plan units under this plan in 2004. These units will vest on December 31, 2006 and be paid as soon as practicable thereafter, except as otherwise provided in the plan.

Restricted Stock Units. In 2004 Mr. Hicks was awarded 200,000 restricted stock units under our 2001 Senior Stock Plan. Upon vesting, these restricted stock units are settled with shares of our common stock on a one-for-one basis. As a result, each restricted stock unit is essentially equivalent to a single share of our common stock.

The restricted stock units awarded to Mr. Hicks vest as follows: (i) 100,000 units vested in three equal installments on January 1, 2005, July 1, 2005 and, January 1, 2006; and (ii) 100,000 units will vest on December 31, 2008. The vesting of the restricted stock units may be accelerated as follows:

•	Upon a “change of control” (as defined in the grant agreement) all units will immediately vest.

•	Upon our termination of Mr. Hicks’ employment without Cause or his resignation for Good Reason (as such terms are defined in his employment agreement), then an “appropriate fraction” of each tranche of his unvested units will immediately vest. For purposes of the foregoing, the “appropriate fraction” means (i) the amount of time that elapsed from the grant date to the occurrence of the event triggering accelerated vesting divided by (ii) the total amount of time over which such units were scheduled to vest absent accelerated vesting. In the case of units that are scheduled to vest in more than one installment, each installment will be treated as a separate tranche for purposes of the foregoing and the calculation of the appropriate fraction will be made separately for each tranche as if such tranche were the only tranche.

•	Upon death or disability, the units scheduled to vest in 2006, but not the units scheduled to vest in 2008, will immediately vest.

Benefits. Mr. Hicks is entitled to participate in our group health insurance program, group life insurance program, supplemental life insurance program, group short-term and long-term disability plans, and any tax-qualified and nonqualified retirement plans that are generally made available to other current senior executives of the Company, and for so long as the Company continues to maintain or otherwise make available a corporate aircraft, to make use of such aircraft in accordance with the Company’s current policy regarding business and personal use by executive officers.

In addition, Mr. Hicks is entitled to certain supplemental long-term disability coverage and/or supplemental life insurance coverage. However, the Company is not required to expend more than $50,000 per annum per executive to provide all such coverage.

Scheduled Term. The term of our agreement with Mr. Hicks is through December 31, 2008. Unless either party thereto gives notice of non-renewal at least 60 day prior to the end of the then current term, the term will extend for successive one-year renewal periods.

Termination and Severance. Either we or Mr. Hicks may at any time terminate his employment, with or without cause. However, if we terminate Mr. Hicks’ employment without Cause or he resigns for Good Reason (as such terms are defined in his employment agreement), we are required to pay him severance equal to 2.99 times the sum of his annual base salary at the time of termination plus the highest annual bonus paid to him in the preceding three years.

The term “Good Reason” is defined in Mr. Hicks’ employment agreement and includes, among other things, (i) the assignment of any significant duties inconsistent with, or a material diminution of, his position, duties, titles, offices, responsibilities, or status with our Company or his removal from his current positions or any failure to reelect him to his current positions, (ii) the failure to nominate him to serve as a director and, if he is then serving as chairman or vice chairman, the failure to re-appoint him to such position, or (iii) any termination of, or material amendment to, the Long-Term Incentive Plan by us that adversely affects the ability of Mr. Hicks to realize the full potential value of the units issued in 2004 as described above (provided that resignation based upon such occurrence must occur within one year thereof).

Matters Relating to Change of Control. Our employment agreement with Mr. Hicks provides that all unvested stock options, shares of restricted stock and restricted stock units at any time granted to Mr. Hicks will automatically vest upon a “change of control” (as defined in the agreement). Each agreement also provides that if all or any portion of any payments or benefits which Mr. Hicks is entitled to receive pursuant to the agreement, or pursuant to any other plan, arrangement or agreement in respect of our Company or its affiliates, constitutes an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)), he is entitled to receive a payment sufficient on an after-tax basis to offset any excise tax payable by him pursuant to Section 4999 of the Code. Any payment constituting an “excess parachute payment” would not be deductible by our Company.

Retirement Benefits. If Mr. Hicks retires after 2006, he is entitled to receive a lump-sum retirement payment equal to a specified multiple of the sum of his annual base salary at the time of retirement plus the highest annual bonus paid to him in the preceding three years. The specified multiple is 1.5 for retirement in 2007, 2.0 for retirement in 2008 and 2.5 for retirement thereafter. In addition, for a specified period, he will continue to receive the benefits (described under “— Benefits”) to which he was entitled to during the term of his employment. The specified period is 18 months for retirement in 2007, 24 months for retirement in 2008 and 30 months for retirement thereafter.

Mr. Milne

The terms of our employment agreement and other compensation arrangements with Mr. Milne, our former President and Chief Financial Officer, were substantially similar to the terms of our employment agreement and other arrangements with Mr. Hicks, described above. As previously disclosed, our board of directors terminated Mr. Milne’s employment with us for cause on August 15, 2005, because of Mr. Milne’s unwillingness to respond to questions of the Special Committee reviewing matters relating to the SEC inquiry of the Company discussed elsewhere in this report.

Mr. Ehrenreich

Pursuant to the separation agreement and general release we entered into with Mr. Ehrenreich in March 2006, Mr. Ehrenreich ceased to be Vice President and General Counsel of the Company on March 29, 2006. During the remaining term of his employment, he will perform duties generally limited to not more than one day per week assisting the Company as a resource and transitioning his duties and in connection with matters pertaining to the previously announced SEC investigation and related matters until September 1, 2006.

Until September 1, 2006, Mr. Ehrenreich will continue to receive his base salary at the rate of $435,000 per annum and will receive a non-accountable expense allowance of $4,000 per month in lieu of office facilities. The Company has also agreed to pay him a lump sum severance payment of $968,450. Also, in lieu of payment in respect of 25,000 units under the United Rentals, Inc. Long-Term Incentive Plan, the Company has agreed to pay Mr. Ehrenreich a lump sum of $1,212,500, representing the Maximum Cumulative Unit Value (as defined in such plan) for such units which he otherwise would have become eligible to receive under that plan.

Mr. Ehrenreich was awarded 60,000 shares of restricted common stock under the Company’s 2001 Senior Stock Plan on September 1, 2004. Under the terms of the separation agreement, 15,000 shares will vest on April 1, 2006 and an additional 15,000 shares will vest on September 1, 2006 in accordance with the original vesting schedule. Mr. Ehrenreich will forfeit the remaining 30,000 shares upon termination of his employment unless such shares have vested previously upon a change of control in accordance with the terms of the original grant agreement. Mr. Ehrenreich will have the right to cause the Company to purchase the 15,000 shares which vest on April 1, 2006 and the 15,000 shares which vest September 1, 2006 at a price equal to the closing price of the stock on the date Mr. Ehrenreich gives notice to the Company of his election to exercise this right.

In lieu of any bonuses for 2005 or 2006 under the United Rentals, Inc. Annual Incentive Compensation Plan or otherwise, Mr. Ehrenreich will receive two lump sum payments: a payment of $327,800 (representing the 2005 bonus he would otherwise have become eligible to receive in the ordinary course) and a payment of $200,000. Mr. Ehrenreich will cease to participate in any Company benefit plans upon the effective date of the separation agreement, except as provided in those plans or the separation agreement or as required by law. In lieu of benefits subsequent to the effective date of the separation agreement, Mr. Ehrenreich will receive a lump sum payment of $13,000. The Company will also continue Mr. Ehrenreich’s benefits coverage under COBRA for the earlier of (1) 18 months following the effective date of the separation agreement and (2) the period ending on the date he receives new employment and becomes eligible for new benefits coverage.

In the event of an agreement prior to September 1, 2006, which would trigger a Change of Control (as defined in Mr. Ehrenreich’s employment agreement), the term of Mr. Ehrenreich’s employment will be extended until the closing or abandonment of the transaction contemplated by that agreement at a salary rate of $1,673 per week. The Company also agreed to pay Mr. Ehrenreich for his accrued vacation time and his reasonable attorneys’ fees and certain expenses. Mr. Ehrenreich and the Company also released claims against each other. Except as specifically provided in the separation agreement, our employment agreement with Mr. Ehrenreich was terminated effective as of the effectiveness of the separation agreement.

Mr. Kneeland

Michael Kneeland is our executive vice president—operations. Mr. Kneeland is currently being paid base salary at the annual rate of $290,000. In addition, he is eligible to receive an annual cash incentive bonus under our Annual Incentive Compensation Plan. Mr. Kneeland’s Target Allocation, as defined in the Plan, will be 100 percent of base salary. The maximum incentive opportunity shall be 125 percent of base salary. Mr. Kneeland was awarded 35,000 units under our Long-Term Incentive Plan in 2004. If we terminate Mr. Kneeland’s employment without Cause (as defined in the agreement), we must continue to pay him his base salary for 12 months or, if earlier, until he accepts other employment. If Mr. Kneeland is terminated without Cause, we may elect to accelerate the vesting of any of Mr. Kneeland’s unvested stock options, restricted stock or units under our Long-Term Incentive Plan. If we choose to accelerate the vesting of these securities, we will offset the cash equivalent of such vested securities (to be calculated as of the close of business on the date of accelerated vesting) against the payment of Mr. Kneeland’s base salary pursuant to the prior sentence.

Mr. Sherk

We and Joseph Sherk, our former Corporate Controller, entered into an employment agreement in June 2004. We subsequently entered into an agreement and general release with Mr. Sherk in March 2006. Effective as of January 2006, Mr. Sherk ceased to be Vice President, Corporate Controller of the Company. Mr. Sherk will continue to serve as a vice president of the Company.

Mr. Sherk’s base salary is $255,840 per annum. Mr. Sherk will not receive a bonus for 2005. With respect to 2006 and thereafter, he may be eligible to receive a discretionary bonus in an amount not to exceed 60% of his base salary, provided he is employed by us on the date such bonuses are paid. Mr. Sherk will continue to be employed by us at will, and we or Mr. Sherk may at any time terminate his employment for any reason or no reason, with or without cause. All unvested stock options and unvested restricted stock issued to Mr. Sherk prior to June 1, 2004 shall automatically vest upon a Change of Control (as defined in the June 2004 employment agreement) that occurs while he is employed by the Company.

Pursuant to the 2006 agreement, Mr. Sherk shall retain, subject to meeting any applicable vesting requirements (i) shares of restricted grant previously granted to him, (ii) certain options previously granted to him, and (iii) 7,500 units previously awarded to him under the Company’s Long-Term Incentive Plan, in exchange for Mr. Sherk’s promises made in such agreement (including Mr. Sherk’s release of claims against the Company and related parties, his continuing obligations under the 2004 employment agreement and his obligations regarding nondisparagement and cooperation with the Company). Mr. Sherk forfeited 5,000 options granted in December 2004.

Indemnification

We have entered into indemnification agreements with each of our current and former executive officers listed above. Each of these agreements provides, among other things, for us to indemnify each such officer against certain specified claims and liabilities that may arise in connection with such officer’s services to the Company.

Consulting Agreement

On December 15, 2003, Mr. Jacobs stepped down as our Company’s chief executive officer and was succeeded by Mr. Hicks. However, Mr. Jacobs continues to serve as chairman of our board of directors and a consultant to our Company. We have entered into a service agreement with Mr. Jacobs that governs the terms under which he will provide us with consulting services. Certain information concerning this agreement is set forth below.

Services. The agreement contemplates that Mr. Jacobs may be asked to devote up to 500 hours per year to providing services to the Company as provided in the agreement. However, Mr. Jacobs may elect to reduce his time commitment, subject to a minimum of 50 hours per year, and in such event his consulting fee would be proportionately decreased.

Compensation and Benefits. The agreement provides that, during the term of the agreement, Mr. Jacobs is entitled to:

•	a consulting fee of $250,000 per annum, subject to downward adjustments as provided in the previous paragraph;

•	continuation of his health insurance or the payment of such amount as is required for replacement insurance;

•	$2,084 per month in lieu of benefits other than health insurance;

•	substantially the same office, secretarial, administrative and information technology support that he received prior to stepping down as CEO; and

•

personal use of company aircraft in accordance with the Company’s policy for such use by executive officers, subject to certain limits. In addition, for three years following the end of the term, Mr. Jacobs may make personal use of company aircraft, provided that (a) he reimburses the Company for the incremental cost of such use, and (b) such use shall be limited to a maximum of 100 hours of flight time per year (but any unused hours may be carried forward to subsequent years whether within or beyond the three-year period). For purposes of the agreement, “incremental cost” means the per-hour variable cost associated with any use plus any repositioning charges.

Term. The agreement provides for an initial term extending until December 15, 2006. Unless either party gives notice of non-renewal at least 30 days prior to the end of the then current term, the term will extend for successive one-year renewal terms.

Termination and Severance. We or Mr. Jacobs may at any time terminate the agreement, with or without cause. However, if we terminate the agreement without Cause (as defined in the agreement) or Mr. Jacobs resigns for Good Reason (as defined in the agreement), then (i) we will be required to continue to provide Mr. Jacobs with the compensation and benefits provided for in the agreement until the scheduled end of the term as if there had been no early termination and (ii) the post-term aircraft benefits described above will commence upon the date the term was scheduled to end rather than the date of early termination.

The agreement also provides that if all or any portion of any payments or benefits which Mr. Jacobs is entitled to receive pursuant to the service agreement, or pursuant to any other plan, arrangement or agreement in respect of our Company or its affiliates, constitutes an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)), he is entitled to receive a payment sufficient on an after-tax basis to offset any excise tax payable by him pursuant to Section 4999 of the Code. Any payment constituting an “excess parachute payment” would not be deductible by our Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company has six equity compensation plans as of December 31, 2005. See note 14 to the notes to consolidated financial statements of the Company included in this report for additional information regarding these plans. The following table gives information about the Company’s equity compensation plans as of December 31, 2004.

Information as of December 31, 2004

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	7,570,566	$19.25	1,736,854	(1)
Equity compensation plans not approved by stockholders(2)	3,720,613	$20.88	936,784	(3)

	11,291,179		2,673,638

(1)	In addition to options, warrants and rights, the 1997 Performance Award Plan authorizes the issuance of restricted stock, performance shares and stock bonuses, and the 2001 Senior Stock Plan authorizes the issuance of restricted stock and stock units.
(2)	The Company’s equity compensation plans that have not been approved by its stockholders are the 2001 Stock Plan and the 1998 Supplemental Stock Option Plan. For further information about these plans, see note 14 to the notes to consolidated financial statements of the Company included elsewhere in this report.
(3)	In addition to options, warrants and rights, the 2001 Stock Plan authorizes the issuance of restricted stock and stock units.

Security Ownership of Certain Beneficial Owners and Management

The table below and the notes thereto set forth as of March 16, 2006 (unless otherwise indicated in the footnotes), certain information concerning the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of our common stock by (i) each director and executive officer of our company, (ii) all executive officers and directors of our company as a group and (iii) each person known to us to be the owner of more than 5 percent of our common stock. The table does not include information for Mr. Milne, a former officer, because he is no longer with the Company and information concerning his beneficial ownership is not available to the Company.

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned (2)(3)		Percent of Common Stock Owned (2)
Bradley S. Jacobs	5,673,955	(4)	7.0%
Wayland R. Hicks	1,122,825	(5)	1.4%
Martin E. Welch III	0		—
Michael J. Kneeland	121,083	(6)	*
Joseph Ehrenreich	60,000	(7)	*
Leon D. Black	38,644	(8)	*
Howard L. Clark, Jr.	7,000	(9)	*
Michael S. Gross	38,644	(10)	*
Singleton B. McAllister	6,000	(11)	*
Brian D. McAuley	10,000	(12)	*
John S. McKinney	684,421	(13)	*
Jason D. Papastavrou	0		—
Mark A. Suwyn	4,500	(14)	*
Gerald Tsai, Jr.	9,786	(15)	*

All executive officers and directors as a group (14 persons)	7,776,858	(16)	9.4%

Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P	17,177,833	(17)	18.5%
Barclay’s Global Investors Japan Trust and Banking Company Limited	4,036,785	(18)	5.2%
Colburn Music Fund and The Colburn School	11,660,797	(19)	15.0%
Dimensional Fund Advisors Inc.	4,413,866	(20)	5.7%
U.S. Trust Corporation, United States Trust Company of New York and U.S. Trust Company, N.A	6,620,877	(21)	8.5%

*	Less than 1 percent.
(1)	Unless otherwise indicated in the footnotes to the table, our address is c/o the Company at Five Greenwich Office Park, Greenwich, Connecticut 06831.
(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	In certain cases, includes securities owned by one or more entities controlled by the named holder.
(4)	Consists of 1,911,281 outstanding shares, 3,671,000 shares issuable upon the exercise of currently exercisable warrants and 91,674 shares issuable upon conversion of QUIPS issued by a subsidiary trust. Excludes the following shares that are held by a marital trust: (i) 1,329,000 shares issuable upon the exercise of currently exercisable warrants and (ii) 2,650,000 shares issuable upon the exercise of currently exercisable options. The institutional trustee of such trust is not affiliated with Mr. Jacobs and controls the voting and disposition of these shares.
(5)	Consists of 597,825 outstanding shares and 525,000 shares issuable upon the exercise of currently exercisable options.

(6)	Consists of 62,750 outstanding shares and 58,333 shares issuable upon the exercise of currently exercisable options.
(7)	Consists of 60,000 outstanding shares.
(8)	Consists of 2,644 outstanding shares and 36,000 shares issuable upon the exercise of currently exercisable options. Mr. Black disclaims beneficial ownership of certain shares as described in footnote 17.
(9)	Consists of 1,000 outstanding shares and 6,000 shares issuable upon the exercise of currently exercisable options.
(10)	Consists of 2,644 outstanding shares and 36,000 shares issuable upon exercise of currently exercisable options. Mr. Gross disclaims beneficial ownership of certain shares as described in footnote 17.
(11)	Consists of 6,000 shares issuable upon the exercise of currently exercisable options.
(12)	Consists of 4,000 outstanding shares and 6,000 shares issuable upon the exercise of currently exercisable options.
(13)	Consists of 18,076 outstanding shares, 660,157 shares issuable upon the exercise of currently exercisable options and 6,188 shares issuable upon conversion of QUIPS issued by a subsidiary trust.
(14)	Consists of 4,500 shares issuable upon the exercise of currently exercisable options.
(15)	Consists of 3,786 outstanding shares and 6,000 shares issuable upon the exercise of currently exercisable options.
(16)	Consists of 2,664,006 outstanding shares, 3,671,000 shares issuable upon the exercise of currently exercisable warrants, 1,343,990 shares issuable upon the exercise of currently exercisable options and 97,862 shares issuable upon conversion of QUIPS issued by a subsidiary trust.
(17)	Consists of 1,844,500 outstanding shares, 12,000,000 shares issuable upon conversion of outstanding shares of our Series C Preferred and 3,333,333 shares issuable upon conversion of outstanding shares of our Series D-1 Preferred. Of the shares indicated, (i) 16,297,171 shares are owned by Apollo Investment Fund IV, L.P. (“AIFIV”) and (ii) 880,662 shares are owned by Apollo Overseas Partners IV, L.P. (“Overseas IV”). Apollo Advisors IV, L.P. (“Advisors IV”) is the general partner of AIFIV and the managing general partner of Overseas IV. Apollo Capital Management IV, L.P. (“Capital Management IV”) is the general partner of Advisors IV. The directors and principal executive officers of Capital Management IV are Leon D. Black and John J. Hannan. Messrs. Black and Hannan are also limited partners of Advisors IV. Messrs. Black, Gross and Hannan disclaim beneficial ownership of the shares owned by AIFIV and Overseas IV. The address of both AIFIV and Overseas IV is c/o Apollo Advisors IV, L.P., Two Manhattanville Road, Purchase, New York 10577.
(18)	The share ownership information for Barclay’s Global Investors Japan Trust and Banking Company Limited (“Barclay’s”) is as of January 31, 2006 and is based on information in a Schedule 13G filed by Barclay’s. Barclay’s has sole voting power with respect to 3,709,737 of the indicated shares. Barclay’s is a bank and its address is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012 Japan.
(19)	The share ownership information for Colburn Music Fund and The Colburn School is as of February 14, 2005 and is based on information in a Schedule 13G filed by Colburn Music Fund and The Colburn School. Colburn Music Fund has sole voting power with respect to 8,745,797 shares, and The Colburn School has sole voting power with respect to 2,915,000 shares. Colburn Music Fund’s address is 1000 Wilshire Blvd., Suite 340, Los Angeles, California 90017. The Colburn School’s address is 200 South Grand Avenue, Los Angeles, California 90012.
(20)	The share ownership information for Dimensional Fund Advisors Inc. (“Dimensional”) is as of February 1, 2006 and is based on information in a Schedule 13G filed by Dimensional. Dimensional has sole dispositive power and voting power with respect to the indicated shares. Such shares are owned by various clients of Dimensional for whom Dimensional serves as an investment advisor. Dimensional’s address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(21)	The share ownership information for U.S. Trust Corporation (“UST”), United States Trust Company of New York (“USTC”) and U.S. Trust Company, N.A. (“USTCNA”) is based on information in a Schedule 13G filed by UST, USTC and USTCNA on February 14, 2006. UST, USTC and USTCNA hold the shares in their capacity as fiduciaries and/or agents for their customers, and report sole voting power over 1,536,025 of these shares, and shared voting power over 825 of these shares. The address of UST, USTC and USTCNA is 114 West 47th St., New York, New York 10036.

Item 13.	Certain Relationships and Related Transactions

We have from time to time purchased equipment and parts from, and sold equipment to, Terex Corporation (“Terex”). One of our former directors, Ronald M. DeFeo, who was a director of ours from October 1997 until June 2005, is chief executive officer, president and a director of Terex. We purchased equipment and parts from Terex in the aggregate of approximately $124 million during fiscal 2004. We also sold equipment to Terex of approximately $12 million during 2004.

As discussed elsewhere in this report, the Company engaged in certain minor sale lease-back transactions between December 2000 and March 2002 that involved accounting irregularities. Two of these transactions involved Terex. See MD&A for a discussion of the Company’s restatement of previously issued consolidated financial statements with respect to all minor sale-leaseback transactions that involved accounting irregularities, including the two transactions involving Terex.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees paid or accrued by the Company for the audit and other services provided by Ernst & Young for fiscal 2004 and 2003.

	2004	2003
Audit Fees	$6,217,500	$2,657,000
Audit-Related Fees	447,000	0
Tax Fees	423,000	585,000
All Other Fees	341,000	0

Total	$7,428,500	$3,242,000

Audit Fees. Audit fees consist of fees paid for the integrated audit of our annual financial statements, review of the financial statements included in our reports on form 10-Q, and other services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Audited related fees consist of fees for services, other than the services described under “Audit Fees,” above, that are reasonably related to the audit of our annual financial statements and review of the financial statements included in our reports on form 10-Q. These fees were primarily for Sarbanes-Oxley Section 404 assistance, services related to the SEC investigation and services related to the company’s employee benefit plans in fiscal 2004 and 2003.

Tax Fees. Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. The tax fees included (1) tax planning fees in fiscal 2004 and 2003 of $117,000 and $235,000, respectively, and (2) assistance with Department of Labor and IRS projects related to the Company’s benefit plans in fiscal 2004 and 2003 of $306,000 and $350,000, respectively.

All Other Fees. Fees for all other services not included above totaled $341,000 and $0 in fiscal 2004 and 2003, respectively, principally including assistance with Sarbanes-Oxley.

As indicated above, in addition to auditing and reviewing our financial statements, Ernst & Young LLP provided us with other services in fiscal 2004 and 2003. The audit committee has determined that the provision of these other services is compatible with maintaining the independence of Ernst & Young LLP.

The audit committee has a policy that it pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statements

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2004 and 2003

United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to consolidated financial statements

(2) Schedules to the financial statements

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

Exhibit Number		Description of Exhibit
2	(a)	Amended and Restated Agreement and Plan of Merger dated as of August 31, 1998, among United Rentals, Inc., UR Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

Exhibit Number		Description of Exhibit
3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4	(a)	Form of certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)

4	(b)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(c)	Amended and Restated Trust Agreement dated August 5, 1998 among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(d)	Indenture dated August 5, 1998 by and between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(e)	Supplement relating to the QUIPs securities (incorporated by reference to Exhibit 4.5 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(f)	Guarantee Agreement dated August 5, 1998 between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(g)	Form of Certificate representing 6 1/2 percent Convertible Quarterly Income Preferred Securities (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(h)	Form of Certificate representing 6 1/2 percent Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(i)	Consent Solicitation Statement (QUIPs) (incorporated by reference to Exhibit 99.4 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(j)	Consent Form (QUIPs) (incorporated by reference to Exhibit 99.5 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(k)	Consent Solicitation Statement (QUIPs) (incorporated by reference to Exhibit 99.4 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(l)	Consent Form (QUIPs) (incorporated by reference to Exhibit 99.5 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(m)	Indenture dated October 31, 2003 among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

Exhibit Number		Description of Exhibit
4	(n)	Supplemental Indenture relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(o)	Indenture dated November 12, 2003 among United Rentals (North America), Inc., the Guarantors named therein, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(p)	Supplemental Indenture relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(q)	Indenture dated as of January 28, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(r)	Supplemental Indenture relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(s)	Indenture dated as of February 17, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(t)	Supplemental Indenture relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(u)	Consent Solicitation Statement (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(v)	Consent Form (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.3 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(w)	Consent Solicitation Statement (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(x)	Consent Form (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.3 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(y)	Form of Registration Rights Agreement relating to the Series B Perpetual Convertible Preferred Stock between United Rentals, Inc. and Chase Equity Associates, LP (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

4	(z)	Amended and Restated Registration Rights Agreement relating to Series A Perpetual Convertible Preferred Stock and Series B Perpetual Convertible Preferred Stock among United Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV, LP and Apollo Overseas Partners IV, LP (incorporated by reference to exhibit D of the United Rentals, Inc. Proxy Statement dated July 22, 1999)

4	(aa)	Registration Rights Agreement dated as of October 31, 2003, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and the initial purchasers named therein (incorporated by reference to Exhibit 4(c) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

Exhibit Number		Description of Exhibit
4	(bb)	Registration Rights Agreement dated as of November 12, 2003, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4(d) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(cc)	Registration Rights Agreement dated as of January 28, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(dd)	Registration Rights Agreement dated as of February 17, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(a)	Amended and Restated Credit Agreement dated as of February 13, 2004, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. l), ULC, the lenders party thereto, JPMorgan Chase Bank, as US Administrative Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.5 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(b)	Amendment and Waiver dated as of March 21, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No.1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Bank, Toronto Branch (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Report on Form 8-K filed on March 24, 2005)

10	(c)	Amendment, dated as of June 22, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No.1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Bank, N.A.,Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on June 24, 2005)

10	(d)	Amendment, dated as of November 2, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No.1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A.,Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on November 14, 2005)

10	(e)	Form of Warrant Agreement (incorporated by reference to exhibit 10(c) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡(1), together with an Amendment thereto dated December 4, 2003 (incorporated by reference to Exhibit 10(b) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003)‡

10	(f)	1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(g)	1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)‡

10	(h)	1998 Supplemental Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to the United Rentals, Inc. Registration Statement on Form S-8, No. 333-70345)

10	(i)	2001 Senior Stock Plan of United Rentals, Inc. (incorporated by reference to Appendix B to United Rentals, Inc. Definitive Proxy Statement dated April 30, 2001)‡

10	(j)	Amendment to 2001 Senior Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 10(k) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 2004)‡

10	(k)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458)‡

Exhibit Number		Description of Exhibit
10	(l)	Deferred Compensation Plan for Directors of United Rentals, Inc. (incorporated by reference to Exhibit 4.8 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-116882)‡

10	(m)	Form of United Rentals, Inc., Annual Incentive Compensation Plan (incorporated by reference to Appendix B to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)‡

10	(n)	Form of United Rentals, Inc., Long-Term Incentive Plan (incorporated by reference to Appendix C to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)‡

10	(o)	Form of Amendment to United Rentals, Inc. Long-Term Incentive Plan dated September 22, 2004 (incorporated by reference to exhibit 99.3 of United Rentals, Inc. Report on Form 8-K filed September 28, 2004) ‡

10	(p)	United Rentals, Inc. Restricted Stock Unit Deferral Plan (incorporated by reference to Exhibit 10(g) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended June 30, 2004)‡

10	(q)	Employment Agreement dated April 8, 2004, between United Rentals, Inc. and John N. Milne (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and John N. Milne) (incorporated by reference to exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(r)	Employment Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks) (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(s)	Service agreement dated as of December 4, 2003 between United Rentals, Inc. and Bradley S. Jacobs (incorporated by reference to Exhibit 10(r) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003)‡

10	(t)	Employment Agreement dated July 20, 2004, between United Rentals, Inc. and Joseph Ehrenreich (having attached as Exhibit A thereto a form of Restricted Stock Agreement between United Rentals, Inc. and Joseph Ehrenreich) (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2004)‡

10	(u)	Amendment Agreement dated as of August 22, 2005, between United Rentals, Inc., and Joseph Ehrenreich (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡

10	(v)	Form of agreement dated as of July 21, 2004, between United Rentals, Inc. and John S. McKinney (incorporated by reference to exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2004)‡

10	(w)	Employment Agreement, dated as of September 12, 2005, between the Company and Martin Welch III (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(x)	Subscription Agreement dated November 14, 1997, from Wayland R. Hicks (Incorporated by reference to exhibit 10(r) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(y)	Senior Restricted Stock Agreement with Bradley S. Jacobs, dated June 5, 2001 (incorporated by reference to Exhibit 10.1 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

Exhibit Number		Description of Exhibit
10	(z)	Senior Restricted Stock Agreement with Wayland R. Hicks, dated June 5, 2001 (incorporated by reference to Exhibit 10.2 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(aa)	Senior Restricted Stock Agreement with John N. Milne, dated June 5, 2001 (incorporated by reference to Exhibit 10.3 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(bb)	Letter Agreement with Bradley S. Jacobs, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(cc)	Letter Agreement with John N. Milne, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(dd)	Letter Agreement with Wayland R. Hicks, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(ee)	Option Agreement dated September 22, 2004, between the Company and Mark A. Suwyn (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

10	(ff)	Form of directors option agreement of United Rentals, Inc. (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 8, 2005)‡

10	(gg)	Sarbanes-Oxley Blackout Notice to Directors and Executive Officers (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 16, 2005)‡

10	(hh)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Michael Kneeland (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

10	(ii)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Joseph Sherk (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

10	(jj)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10(f) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(kk)	Indemnification Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(ll)	Form of Indemnification Agreement for executive officers and directors (an agreement in this form was entered into with Wayland Hicks, Joseph Ehrenreich, Michael Kneeland, Leon Black, Howard Clark, Ronald DeFeo, Michael Gross, Singleton McAllister, Brian McAuley, John McKinney and Gerald Tsai) (incorporated by reference to exhibit 10(d) to United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)‡

10	(mm)	Indemnification Agreement dated as of September 22, 2004, between the Company and Mark A. Suwyn (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

10	(nn)	Indemnification Agreement dated as of June 7, 2005, between United Rentals, Inc. and Jason D. Papastavrou (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed June 7, 2005)‡

Exhibit Number		Description of Exhibit
10	(oo)	Indemnification Agreement, dated as of September 12, 2005, between the Company and Martin Welch III (incorporated by reference to exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(pp)	Form of Indemnification Agreement entered into as of August 22, 2005 with Alfred Colangelo, vice president finance; Elliot Mayer, vice president treasurer; and Joseph Sherk, vice president and corporate controller (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡

10	(qq)	Preferred Stock Purchase Agreement dated December 21, 1998 between United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to exhibit 10(y) of the United Rentals, Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998)

10	(rr)	Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock, dated June 28, 1999, among United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., together with an Amendment dated as of July 16, 1999 (incorporated by reference to exhibit C of the United Rentals, Inc. Proxy Statement dated July 22, 1999)

10	(ss)	Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock dated July 16, 1999 between United Rentals, Inc. and Chase Equity Associates, L.P. (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10	(tt)	Purchase Agreement dated October 28, 2003, relating to the initial sale by United Rentals (North America), Inc. of $125 million aggregate principal amount of 1 7/8 percent Convertible Senior Subordinated Notes due October 15, 2023 (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10	(uu)	Purchase Agreement dated October 28, 2003, relating to the initial sale by United Rentals (North America), Inc. of $525 million aggregate principal amount of 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10	(vv)	Purchase Agreement dated January 23, 2004, relating to the initial sale by United Rentals (North America), Inc., of $375 million aggregate principal amount of 7 percent Senior Subordinated Notes Due 2014 (incorporated by reference to Exhibit 10.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(ww)	Amendment No. l to Purchase Agreement dated January 27, 2004, relating to the initial sale by United Rentals (North America), Inc., of $375 million aggregate principal amount of 7 percent Senior Subordinated Notes Due 2014 (incorporated by reference to Exhibit 10.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(xx)	Purchase Agreement dated January 23, 2004, relating to the initial sale by United Rentals (North America), Inc., of $1 billion aggregate principal amount of 6 1/2 percent Senior Notes Due 2012 (incorporated by reference to Exhibit 10.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(yy)	Amendment No. l to Purchase Agreement dated February 13, 2004, relating to the initial sale by United Rentals (North America), Inc., of $1 billion aggregate principal amount of 6 1/2 percent Senior Notes Due 2012 (incorporated by reference to Exhibit 10.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

Exhibit Number		Description of Exhibit
10	(zz)	Agreement dated September 28, 2001 among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., and Chase Equity Associates, L.P. relating to the exchange of Series A Perpetual Convertible Preferred Stock for Series C Perpetual Convertible Preferred Stock and the exchange of Series B Perpetual Convertible Preferred Stock for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

10	(aaa)	Purchase and Lock-Up Agreement among Richard D. Colburn and AYR Inc. and United Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)

10	(bbb)	Purchase and Lock-Up Agreement between Colburn Music Fund and United Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)

10	(ccc)	Underwriting Agreement dated March 19, 2002, among United Rentals, Inc., Bradley S. Jacobs, Bradley Jacobs LLC, John Milne, Michael Nolan, Wayland Hicks and Credit Suisse First Boston Corporation (incorporated by reference to exhibit 10(dd) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2001)

10	(ddd)	Purchase and Contribution Agreement dated June 17, 2003 by and between United Rentals Receivables LLC I and United Rentals Receivables LLC II (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(eee)	Parent Undertaking Agreement dated June 17, 2003 between United Rentals, Inc. and Deutsche Bank Securities, Inc. as agent (incorporated by reference to exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(fff)	Receivables Purchase Agreement dated June 17, 2003 by and among United Rentals Receivables LLC II, United Rentals, Inc., as collection agent, various financial institutions and Deutsche Bank Securities, Inc., as agent (incorporated by reference to exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(ggg)	Purchase and Contribution Agreement dated June 17, 2003 by and between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P. and United Rentals Receivables LLC I (incorporated by reference to exhibit 10(i) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(hhh)	Waiver Agreement dated as of March 24, 2005, among United Rentals Receivables LLC II, United Rentals, Inc., Gemini Securitization Corp., LLC, Deutsche Bank AG, New York Branch, United Rentals Receivables LLC I, United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, LP, and United Equipment Rentals Gulf, LP (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 29, 2005)

10	(iii)	Receivables Purchase Agreement dated as of May 31, 2005 between United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization Corp., Liberty Street Funding Corp., Calyon New York Branch, and The Bank of Nova Scotia (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(jjj)	Purchase and Contribution Agreement dated as of May 31, 2005 between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P., United Rentals, Inc., and United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

Exhibit Number		Description of Exhibit
10	(kkk)	Performance Undertaking dated as of May 31, 2005 executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(lll)	Form of Sale-Leaseback Commitment Agreement between CNLRS Acquisitions, Inc., and United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on December 28, 2004)

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.
(1)	United Rentals, Inc. issued a warrant in this form to the following current and former officers and other employees of United Rentals, Inc. (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); others (628,562).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.

Date:	March 31, 2006	By:	/S/ WAYLAND R. HICKS
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ BRADLEY S. JACOBS Bradley S. Jacobs	Chairman of the Board of Directors	March 31, 2006

/S/ WAYLAND R. HICKS Wayland R. Hicks	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/S/ LEON D. BLACK Leon D. Black	Director	March 31, 2006

/S/ HOWARD L. CLARK Howard L. Clark	Director	March 31, 2006

/S/ MICHAEL S. GROSS Michael S. Gross	Director	March 31, 2006

/S/ SINGLETON MCALLISTER Singleton McAllister	Director	March 31, 2006

/S/ JOHN S. MCKINNEY John S. McKinney	Director	March 31, 2006

/S/ BRIAN MCAULEY Brian McAuley	Director	March 31, 2006

/S/ JASON PAPASTAVROU Jason Papastavrou	Director	March 31, 2006

/S/ MARK SUWYN Mark Suwyn	Director	March 31, 2006

/S/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director	March 31, 2006

/S/ MARTIN E. WELCH III Martin E. Welch III	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006