Form 10-K
period 2005-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2006-03-31
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

As of June 30, 2005, there were 78,011,621 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates at June 30, 2005 was approximately $1.49 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $20.21.

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

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 1A – Risk Factors. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

EXPLANATORY NOTE ABOUT THIS REPORT

Contemporaneous with the filing of this annual report on Form 10-K for the fiscal year ended December 31, 2005, we are filing our annual report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Annual Report”). Our 2004 Annual Report includes restated consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, which corrected accounting errors related to the recognition of equipment rental revenue, self-insurance reserves, customer relationships and the provision for income taxes, and the accounting for certain short-term sale-leaseback transactions that constituted irregularities, (the “Restatement”). In addition, our 2004 Annual Report provides supplemental information regarding matters for which we did not restate, including certain trade package transactions that constituted irregularities and certain of our historical purchase accounting practices. Because this annual report is being filed contemporaneously with our 2004 Annual Report, this annual report includes substantially all of the information included in our 2004 Annual Report, including a full discussion of the Restatement.

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

As a result of the previously announced SEC inquiry and related review by a Special Committee of our board of directors and the Restatement for minor sale-leaseback transactions and for items unrelated to the Special Committee’s review, we were unable to timely file our 2004 Annual Report or our quarterly reports on Form 10-Q for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 with the SEC. We are working expeditiously to file our quarterly reports for 2005 as soon as practicable.

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

Unless otherwise indicated, the information under Items 1, 1A and 2 is as of March 1, 2006.

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

The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on December 22, 2005, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date, other than the following: (i) the Company had not filed its 2004 Annual Report, (ii) the Company had not held an annual meeting in 2005 or filed a proxy statement in 2005 and (iii) the Company had not distributed to shareholders in 2005 an annual report in accordance with the NYSE Listed Company Manual (and therefore the Company had not made certain disclosures required by Section 303A of the Listed Company Manual).

Item 1A.	Risk Factors

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

As described below in Item 1B, Unresolved Staff Comments, we received comments from the SEC to our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our quarterly reports on Form 10-Q for the quarterly periods in 2004. These comments are unresolved because we have been focused on (1) cooperating with the ongoing SEC inquiry and review of the Special Committee, (2) reviewing and restating our financial statements and (3) preparing our annual report for 2004, our quarterly reports for 2005 and this annual report. However, our restatements for customer relationships and equipment revenue recognition as well as the reclassification of the buy-out of an operating lease reflected in our consolidated financial statements included elsewhere in this report reflect these comments. We will continue to work with the SEC to resolve these comments and, while we do not currently anticipate any additional restatements will result from the resolution of these comments, we cannot assure you that this will be the case.

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

Item 1B.	Unresolved Staff Comments

In January 2005, we received a comment letter from the SEC relating to our annual report on Form 10-K for the year ended December 31, 2003 and quarterly reports on Form 10-Q for the periods in 2004. We responded to these comments in February and March 2005 and on March 25, 2005, received a letter from the SEC with follow-up comments. These comments addressed accounting and disclosure matters including: (1) our use of the non-GAAP performance measure “adjusted income”; (2) the calculation of the minimum amounts paid by customers for each day’s usage as it pertains to our reported revenues; (3) our fixed price contracts and the accounting for those contracts using the percentage-of-completion method; (4) the valuation of rental equipment to be sold; (5) third-party appraisals of rental equipment acquired in purchase acquisitions; (6) the valuation of non-compete agreements, customer-related intangibles and existing leases in purchase acquisitions; (7) our assumptions to determine goodwill impairments; (8) the Company’s change in reportable segments and its effect on reporting information; (9) the assessment of success of the Company’s restructuring activities and calculation of any net cost savings; (10) the classification of the buy-out of equipment operating leases and write-downs of notes receivable as non-operating expenses; (11) the effectiveness of the Company’s disclosure controls and procedures and the disclosure of any deficiencies; (12) the allocation of goodwill upon the adoption of SFAS 142 and any subsequent adjustments to such allocation; and (13) the determination of insurance reserves.

We have responded to all of these comments other than the comments relating to the valuation of existing leases in purchase acquisitions and adjustments to goodwill subsequent to its initial allocation upon the adoption of SFAS 142, which required additional review, because we have been focused on (1) cooperating with the on-going SEC inquiry and the review of the Special Committee, (2) reviewing and restating our financial statements; and (3) preparing our 2004 Annual Report, our quarterly reports on Form 10-Q for quarters ended in 2005 and this annual report for filing. Accordingly, the staff of the SEC has not yet indicated whether it will have further comment regarding these matters. However, our restatements for customer relationships and equipment rental revenue recognition as well as the reclassification of the buy-out of an operating lease reflected in our consolidated financial statements included elsewhere in this report reflect these comments. We will continue to work with the SEC to resolve any outstanding comments and we do not currently anticipate any additional restatements will result from the resolution of these comments, although there can be no assurance this will be the case.

Item 2.	Properties

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

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuit, three purported shareholder derivative lawsuits and the SEC inquiry and related review of the Special Committee described above and in note 17—Commitments and Contingencies, to our consolidated financial statements included in this report, the Company has advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $2,566,190. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarters of 2004 and 2005, no matters were submitted to a vote of our security holders.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “URI.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the New York Stock Exchange.

	High	Low
2005:
First Quarter	$21.87	$16.14
Second Quarter	21.37	17.12
Third Quarter	20.99	16.46
Fourth Quarter	24.62	17.06

2004:
First Quarter	$23.35	$15.76
Second Quarter	19.94	15.62
Third Quarter	20.54	13.95
Fourth Quarter	19.16	15.09

2003:
First Quarter	$12.60	$8.00
Second Quarter	14.75	9.08
Third Quarter	18.59	13.00
Fourth Quarter	19.85	15.62

As of March 1, 2006 and March 1, 2005, there were approximately 428 and 479 holders of record of our common stock, respectively. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names.”

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

Sales of Unregistered Securities

Between May and August 2005, we issued to four employees an aggregate of 20,000 shares of restricted common stock pursuant to the terms of our 2001 Senior Stock Plan. With respect to three of the four grants, the restricted stock will vest upon the earlier of the third anniversary of the date of grant or the date of the employee’s death, retirement or disability while still employed. With respect to the fourth grant, the restricted stock will vest in three equal annual installments starting on the first anniversary of the date of grant; provided that all of the restricted stock will vest immediately upon the occurrence of the date of the employee’s death, retirement or disability while still employed or the termination of the employee pursuant to the terms of his employment agreement with the Company. The issuance of these shares was not required to be registered under the Securities Act because the issuance did not constitute a sale within the meaning of Section 2(3) thereof.

Options to purchase an aggregate of 110,000 shares of the Company’s common stock were granted to employees between May and December 2005. The grant of these options was not required to be registered under the Securities Act because the issuance did not constitute a sale within the meaning of Section 2(3) thereof.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2005 to October 31, 2005	—	—
November 1, 2005 to November 30, 2005	107,860	$26.42
December 1, 2005 to December 31, 2005	5,519	$23.76
Total (1)

(1)	An aggregate of 93,287 shares granted under the Company’s 2001 Senior Stock Plan were repurchased by the Company from certain employees at a guaranteed price per share upon the vesting of such shares. The remaining 20,092 shares were granted under the Company’s 2000 Stock Plan and were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. None of the repurchased shares were acquired by the Company pursuant to any repurchase plan or program. See note 17 to our consolidated financial statements for additional information.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data reflects the results of operations and balance sheet data for the years ended 2002 to 2005. The data below should be read in conjunction with, and is qualified by reference to, MD&A and our consolidated financial statements and notes thereto. The financial information presented may not be indicative of our future performance.

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

	Year Ended December 31,
	2005	2004	2003 (Restated)	2002 (Restated)
	(in millions, except per share data)
Income statement data:
Total revenues	$3,563	$3,094	$2,882	$2,821
Total cost of revenues	2,398	2,135	2,100	1,945

Gross profit	1,165	959	782	876
Selling, general and administrative expenses	596	497	449	443
Goodwill impairment	—	139	297	248
Restructuring and asset impairment charge	—	(1)	—	28
Non-rental depreciation and amortization	69	67	72	61

Operating income (loss)	500	257	(36)	96
Interest expense	185	155	209	196
Interest expense-subordinated convertible debentures	14	14	—	—
Preferred dividends of a subsidiary trust	—	—	15	18
Other (income) expense, net (1)	(9)	176	43	(1)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	310	(88)	(303)	(117)
Provision (benefit) for income taxes	123	(4)	(49)	1

Income (loss) before cumulative effect of change in accounting principle	187	(84)	(254)	(118)
Cumulative effect of change in accounting principle, net (2)	—	—	—	(288)

Net income (loss)	$187	$(84)	$(254)	$(406)

Basic earnings (loss) available to common stockholders before cumulative effect of change in accounting principle per share	$1.97	$(1.07)	$(3.29)	$(1.08)
Diluted earnings (loss) available to common stockholders before cumulative effect of change in accounting principle per share	$1.80	$(1.07)	$(3.29)	$(1.08)
Basic earnings (loss) available to common stockholders per share	$1.97	$(1.07)	$(3.29)	$(4.88)
Diluted earnings (loss) available to common stockholders per share	$1.80	$(1.07)	$(3.29)	$(4.88)

Other financial data:
Depreciation and amortization	454	445	403	385

	Year Ended December 31,
	2005	2004	2003 (Restated)	2002 (Restated)
	(in millions, except per share data)

Balance sheet data:
Cash and cash equivalents	316	303	79	19
Rental equipment, net	2,252	2,123	2,062	1,835
Goodwill	1,328	1,293	1,412	1,681
Total assets	5,274	4,882	4,694	4,667
Debt	2,930	2,945	2,817	2,513
Subordinated convertible debentures (3)	222	222	222	—
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	—	—	—	227
Stockholders’ equity	1,229	1,026	1,069	1,246

(1)	Other (income) expense, net primarily includes interest income in 2005. The 2004 expense primarily relates to $171 million of refinancing costs. The 2003 expense of $43 million includes $29 million of charges incurred in connection with the redemption of previously issued subordinated notes as well as an $11 million write-off of notes receivable that were deemed impaired.
(2)	The cumulative effect of change in accounting principle in 2002 resulted from a goodwill impairment charge recognized upon the adoption of a new accounting standard. See note 5 to our consolidated financial statements included elsewhere in this report.
(3)	A subsidiary trust issued trust preferred securities in 1998 and we recorded such preferred securities as a separate category on our balance sheet. In 2003, the FASB issued FIN 46 and upon adoption of this standard as of December 31, 2003, we deconsolidated the trust. Upon deconsolidation, the trust preferred securities were removed from our consolidated balance sheets at December 31, 2003 and the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

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

The analysis below reflects the hypothetical impact on total gross profit (including gross profit on equipment rentals as well as sales of rental equipment) and net income (loss) for the years 2002 through 2005 had the rental equipment we acquired in purchase acquisitions during the period between 1997 and August 2000 been valued at an amount 10 percent and 20 percent higher than it was previously valued. The hypothetical impact on gross profit does not reflect costs and expenses that are considered operating expenses and are appropriately classified below gross profit.

Hypothetical impact of understatement of equipment values (1)(2)(3)

	As Reported (4)	10 percent Hypothetical	20 percent Hypothetical
2002
Total gross profit	$876	$870	$864
Net loss	(406)	(410)	(413)

2003
Total gross profit	$782	$779	$777
Net loss	(254)	(256)	(257)

2004
Total gross profit	$959	$957	$956
Net loss	(84)	(85)	(86)

2005
Total gross profit	$1,165	$1,164	$1,163
Net income	187	186	186

(1)	This analysis reflects the hypothetical revaluation of equipment acquired in connection with purchase business combinations of the type associated with our general rentals and trench safety, pump and power segments, which constituted approximately 85 percent of all acquisitions we completed during the subject period. We have not reflected in this chart the favorable impact of reduced goodwill impairment charges associated with a hypothetical reallocation of the purchase price between goodwill and rental asset values.
(2)	In light of the systems and records presently available to us, it is not possible to perform this analysis for years prior to 2002. Because of our current inability to push-down certain reconciling items on our general ledger and sub-ledger to individual rental asset records, we cannot calculate the amounts ultimately attributed to rental assets in our historical purchase price allocation process. Accordingly, we do not have a reasonable basis for applying this sensitivity analysis to periods prior to 2002. However, we have performed an analysis of this prior period in the table below.
(3)	This analysis reflects the revaluation of equipment to reflect our hypothetical total gross profit had the rental equipment we acquired during the relevant period been valued higher. To the extent the revaluation of the equipment converted a gain to a hypothetical loss, we limited the revaluation (increase in basis of the equipment) to an amount that would reduce the gain to zero. Similarly, to the extent that equipment was originally sold at a loss, the revaluation does not increase the basis of the related equipment.
(4)	The As Reported results reflect the results included in this report, including restated results for 2003 and 2002.

Any potential impact on gross profit and net income (loss) had this rental equipment acquired between 1997 and August 2000 been valued 10 percent or 20 percent higher than it was previously valued would not have a material impact on our reported results of operations for 2002 through 2005. Accordingly, notwithstanding deficiencies in the Company’s historical valuation process as it relates to purchase business combinations, the Company does not believe a restatement is required and believes that its financial statements from and after 2002 are materially correct with respect to the effect of equipment valuations.

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

Any potentially overstated gross profit associated with these sales, the latest of which would have occurred in August 2001, would not have a material impact on our reported results of operations for 2002 through 2005. Accordingly, notwithstanding deficiencies in the Company’s historical valuation process as it relates to purchase business combinations, the Company does not believe a restatement is required and believes that its financial statements from and after 2002 are materially correct with respect to the effect of equipment valuations.

Financial Overview

Free Cash Flow GAAP Reconciliation

We define “free cash flow” as (i) net cash provided by operating activities less (ii) purchases of rental equipment, purchases of other property and equipment and buy-outs of equipment leases plus (iii) proceeds from sales of rental equipment, proceeds from sales of rental locations and proceeds from sales-leaseback transactions. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under Generally Accepted Accounting Principles (“GAAP”). Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Full Year Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$643	$737	$306
Purchases of rental equipment	(741)	(592)	(379)
Purchases of property and equipment	(82)	(57)	(33)
Buy-outs of equipment leases	—	—	(304)
Proceeds from sales of rental equipment	307	275	233
Proceeds from sales of rental locations	3	—	—
Proceeds from sales-leaseback	—	23	—

Free Cash Flow	$130	$386	$(177)

In 2005, we reported revenues and free cash flow of $3.6 billion and $130, respectively. Our 2005 revenue growth of 15.2 percent outpaced our primary end market, private non-residential construction, which grew 5.0 percent in 2005 according to Department of Commerce data. This revenue growth reflects increased rental rates of 6.0 percent and a 5.2 percentage point increase in dollar equipment utilization to 65.1 percent. (Dollar equipment utilization is calculated with consideration to our equipment rental revenue and the average original cost of equipment in our rental fleet.) In 2004, we reported revenues and free cash flow of $3.1 billion and $386, respectively. Our 2004 revenue growth of 7.4 percent outpaced our primary end market, private non-residential construction, which grew 4.2 percent in 2004 according to Department of Commerce data. This growth reflects increased rental rates of 7.5 percent and a 2.8 percentage point increase in dollar equipment utilization to 59.9 percent.

We significantly improved our profitability in 2005 as compared to 2004. Our increased profitability was driven by a 6.0 percent growth in rental rates and a 44.0 percent increase in contractor supplies sales. The improved profitability also reflects a $122 reduction in goodwill impairment charges and a $101 reduction in refinancing charges. In addition to improving our profitability, we reported free cash flow of $130 in 2005, after investing approximately $839 in capital expenditures. Our rental fleet had an original equipment cost of $3.9 billion at December 31, 2005, as compared to $3.7 billion at December 31, 2004. We ended 2005 with a cash balance of approximately $316.

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

We are committed to capitalizing on future growth opportunities. Our goal is to grow revenues by approximately 11 percent to approximately $4.0 billion in 2006. We are on track to achieve this objective and expect organic growth, prudent acquisitions and the expansion of complementary revenue streams such as contractor supplies to contribute to our growth.

Revenues for each of the four years in the period ended December 31, 2005 were as follows:

	Year Ended December 31,				Percent Change
	2005	2004	2003 (Restated)	2002 (Restated)	2005	2004	2003
Equipment rentals	$2,583	$2,289	$2,176	$2,152	12.8	5.2	1.1
Sales of rental equipment	307	275	233	223	11.6	18.0	4.5
Sales of new equipment	208	178	170	170	16.9	4.7	-
Contractor supplies sales	324	225	184	160	44.0	22.3	15.0
Service and other	141	127	119	116	11.0	6.7	2.6

Total revenues	$3,563	$3,094	$2,882	$2,821	15.2	7.4	2.2

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

2005 total revenues of $3.6 billion increased 15.2 percent compared with total revenues of $3.1 billion in 2004. The increase primarily results from a 12.8 percent increase in equipment rentals and a 44.0 percent increase in contractor supplies sales. The increase in equipment rentals reflects a 6.0 percent increase in rental rates and a 5.2 percentage point increase in dollar equipment utilization. The increase in contractor supplies sales reflects increased volume as we expanded our product offering. Equipment rentals represented approximately 72 percent and 74 percent of our revenues in 2005 and 2004, respectively.

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

Net income (loss) for each of the four years in the period ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003 (Restated)	2002 (Restated)
Net income (loss)	$187	$(84)	$(254)	$(406)

2005 net income was $187 or $1.80 per diluted share.

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

Results of Operations

As discussed in note 19 to the consolidated financial statements, our current reportable segments are general rentals, traffic control and trench safety, pump and power. Prior to 2004, we had one reportable segment: general rentals. In the first quarter of 2004, we began reporting information for two reporting segments: general rentals and traffic control. In 2005, we began reporting for an additional segment, trench safety, pump and power.

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

We completed acquisitions in each of 2002, 2003, 2004 and 2005 which are discussed further in note 4 to the consolidated financial statements. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not directly comparable, although there is no material impact from these acquisitions.

Revenues by segment for each of the four years in the period ended December 31, 2005 were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
2005
Equipment rentals	$2,203	$140	$240	$2,583
Sales of rental equipment	291	13	3	307
Sales of new equipment	191	14	3	208
Contractor supplies sales	291	10	23	324
Service and other	137	3	1	141

Total revenue	$3,113	$180	$270	$3,563

2004
Equipment rentals	$1,961	$101	$227	$2,289
Sales of rental equipment	259	13	3	275
Sales of new equipment	170	7	1	178
Contractor supplies sales	196	6	23	225
Service and other	123	3	1	127

Total revenue	$2,709	$130	$255	$3,094

2003
Equipment rentals	$1,792	$85	$299	$2,176
Sales of rental equipment	222	11	—	233
Sales of new equipment	161	6	3	170
Contractor supplies sales	152	4	28	184
Service and other	116	3	—	119

Total revenue	$2,443	$109	$330	$2,882

2002
Equipment rentals	$1,761	$71	$320	$2,152
Sales of rental equipment	215	7	1	223
Sales of new equipment	163	4	3	170
Contractor supplies sales	122	3	35	160
Service and other	114	2	—	116

Total revenue	$2,375	$87	$359	$2,821

Equipment rentals. Equipment rentals represent our revenues from renting equipment.

2005 equipment rentals of $2,583 increased $294, or 12.8 percent, reflecting a 6.0 percent increase in rental rates and a 5.2 percentage point increase in our dollar equipment utilization. Equipment rentals represented approximately 72 percent of total revenues in 2005. On a segment basis, equipment rentals represented approximately 71 percent, 78 percent and 89 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $242 or 12.3 percent reflecting increased rental rates and a 10.6 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $39, or 38.6 percent, reflecting a 22.8 percent increase in same-store rental revenues. Traffic control equipment rentals increased $13, or 5.7 percent, reflecting a 19.2 percent increase in same-store rental revenues, partially offset by reduced revenues associated with closed locations.

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

Sales of rental equipment. For each of the four years in the period ended December 31, 2005, sales of rental equipment have represented between 7 and 9 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for traffic control and trench safety, pump and power have been insignificant.

2005 sales of rental equipment of $307 increased $32 or 11.6 percent as compared to 2004. The 11.6 percent increase as compared to 2004 reflected an increase in the volume of equipment sold. 2004 sales of rental equipment of $275 increased $42 or 18.0 percent as compared to 2003. This increase reflected an increase in the volume of equipment sold. 2003 sales of rental equipment of $233 increased $10 or 4.5 percent as compared to 2002. This increase as compared to 2002 reflected an increase in the volume of equipment sold, as used equipment prices remained relatively flat.

Sales of new equipment. For each of the four years in the period ended December 31, 2005, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. Sales of new equipment for traffic control and trench safety, pump and power have been insignificant.

2005 sales of new equipment of $208 increased $30 or 16.9 percent as compared to 2004. The 16.9 percent increase as compared to 2004 reflected an increase in the number of units sold. 2004 sales of new equipment of $178 increased $8 or 4.7 percent as compared to 2003. The 4.7 percent increase as compared to 2003 reflected an increase in the volume of equipment sold. 2003 sales of new equipment of $170 was unchanged from 2002.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associate with selling a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Contractor supplies sales have increased from $160, or 5.7 percent of our total revenues, in 2002 to $324, or 9.1 percent of our total revenues, in 2005. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. Between 2003 and 2005, general rentals accounted for approximately 85 percent of total sales of contractor supplies.

2005 sales of contractor supplies of $324 increased $99 or 44.0 percent as compared to 2004. The 44.0 percent increase as compared to 2004 reflected an increase in the volume of supplies sold. 2004 sales of contractor supplies of $225 increased $41 or 22.3 percent as compared to 2003. The 22.3 percent increase as compared to 2003 reflected an increase in the volume of supplies sold. 2003 sales of contractor supplies of $184 increased $24 or 15.0 percent as compared to 2002. The 15.0 percent increase as compared to 2002 reflected an increase in the volume of supplies sold.

Service and other. Service and other represent our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. Between 2002 and 2005, general rentals accounted for approximately 97 percent of total service and other revenue. Service and other revenue increased 2.8 percent, 6.7 percent and 11.0 percent in 2003, 2004 and 2005, respectively.

Segment Operating Profit. Segment operating profit and operating margin for each of the four years in the period ended December 31, 2005 were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
2005
Operating Profit/(Loss)	$472	$48	$(20)	$500
Operating Margin	15.2%	26.7%	(7.4)%	14.0%
2004
Operating Profit/(Loss)	$416	$31	$(52)	$395
Operating Margin	15.4%	23.8%	(20.4)%	12.8%
2003
Operating Profit	$234	$23	$4	$261
Operating Margin	9.6%	21.1%	1.2%	9.1%
2002
Operating Profit	$338	$22	$12	$372
Operating Margin	14.2%	25.3%	3.3%	13.2%

The following is a reconciliation of segment profit to total company operating income (loss):

	2005	2004	2003	2002
Total segment profit	$500	$395	$261	$372
Unallocated items:
Goodwill impairment charges	—	(139)	(297)	(248)
Restructuring and asset impairment charges	—	1	—	(28)

Operating income (loss)	$500	$257	$(36)	$96

General rentals. For each of the four years in the period ended December 31, 2005, general rentals accounted for at least 90 percent of the total operating profit. This contribution percentage is consistent with general rentals’ revenue contribution over the same period, which has ranged from approximately 85 to 90 percent.

General rentals operating margin in 2005 decreased 0.2 percentage points from 2004. The reduction in operating margin reflects an increase in selling, general & administrative expenses. Operating margin in 2004 increased 5.8 percentage points from 2003. The improvement in operating margin reflects a 7.5 percent increase in rental rates. Operating margin in 2003 decreased 4.6 percentage points from 2002. The reduction in operating margin reflects the incurrence of $88 of costs associated with the buy-out of equipment leases as well as rental costs outpacing revenue growth, particularly in repairs and maintenance and delivery.

Trench safety, pump and power. Trench safety, pump and power operating profit increased $17 in 2005 reflecting a $50 increase in revenues. Operating profit in 2004 increased $8 reflecting the gross margin associated with the $21 increase in revenues. Operating profits in 2003 were essentially unchanged from 2002.

Traffic control. Traffic control operating loss decreased $32 in 2005. This improvement reflects a 6 percent increase in traffic control equipment rental revenues as well as cost reductions. Operating loss in 2004 increased $56 primarily reflecting the gross margin associated with the $72, or 24.1 percent, reduction in traffic control equipment rental revenues. Operating profit in 2003 decreased $8 primarily reflecting the gross margin associated with the $21, or 6.6 percent, reduction in traffic control equipment rental revenues.

Gross Margin. We have historically realized higher gross margins on sales of rental equipment than on sales of new equipment. This is consistent with the marketplace in general and not peculiar to United Rentals. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2005	2004	2003	2002
Total gross margin	32.7	31.0	27.2	31.0
Equipment rentals	34.8	31.7	26.2	31.6
Sales of rental equipment	26.7	28.3	36.9	33.2
Sales of new equipment	18.3	17.4	13.5	14.7
Contractor supplies sales	23.8	27.3	27.2	27.4
Service and other	49.7	49.2	45.0	45.8

2005 gross margin of 32.7 percent increased 1.7 percentage points from 2004. The improved margin performance was primarily a result of a 3.1 percentage point increase in equipment rentals gross margin, partially offset by a 3.5 percentage point reduction in gross margins on contractor supplies sales. The improved equipment rental margin reflected a 6.0 percent increase in rental rates as well as a 5.2 percentage point improvement in dollar equipment utilization. The reduction in contractor supplies sales gross margin reflects costs incurred to open distribution centers in the United States and Canada. The reduction in gross margins on sales of rental equipment, as well as the increased margin realized in sales of new equipment, reflect a change in the mix of equipment sold.

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

Selling, general and administrative expenses (SG&A). SG&A expense information for each of the four years in the period ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003	2002
Total SG&A expenses	$596	$497	$449	$443
SG&A as a percentage of revenue	16.7	16.1	15.6	15.7

SG&A expense primarily includes sales force compensation, bad debt expense, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead.

2005 SG&A expense of $596 increased 20.0 percent as compared to 2004 and represented 16.7 percent of revenue as compared to 16.1 percent in 2004. This increase reflects increased commissions associated with revenue growth as well as an increase in the number of sales people. In addition to these higher selling costs related to growth in the business, the year-over-year growth in SG&A expense reflects normal inflationary increases as well as increased professional costs related to regulatory issues and related matters of $28.

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

Non-rental depreciation and amortization for each of the four years in the period ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003	2002
Non-rental depreciation and amortization	$69	$67	$72	$61

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of other intangible assets. Our other intangible assets consist of non-compete agreements as well as customer-related intangible assets. The amount of non-rental depreciation and amortization has approximated 2 percent of revenues for each of the four years in the period ended December 31, 2005.

Interest expense for each of the four years in the period ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003	2002
Interest expense	$185	$155	$209	$196

Interest expense for the year ended December 31, 2005 increased $30 or 19.4 percent as compared to 2004, reflecting the increase in interest rates applicable to our floating rate debt. As of December 31, 2005, approximately 45 percent of our total debt was floating rate debt. Interest expense for the year ended December 31, 2004 decreased $54, or 25.9 percent, as compared to 2003. This decrease was attributable to lower interest rates on our debt primarily due to (i) the debt refinancings that we completed in the fourth quarter of 2003 and in 2004 and (ii) the positive impact of interest rate swaps that increased the portion of our interest expense that was based on floating interest rates. As of December 31, 2004, approximately 45 percent of our total debt was floating rate debt. Interest expense for the year ended December 31, 2003 increased $13 or 6.8 percent. This increase primarily reflected higher interest costs related to the senior notes we issued in December 2002 and April 2003, partially offset by lower interest rates on our variable rate debt. As described below, in the first quarter of 2004, we refinanced these senior notes with lower interest rate notes.

Interest expense- subordinate convertible debentures and Preferred dividends of a subsidiary trust for each of the four years in the period ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003	2002
Interest expense- subordinate convertible debentures	$14	$14	—	—
Preferred dividends of a subsidiary trust	—	—	$15	$18

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

Other (income) expense, net for each of the four years in the period ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003	2002
Other (income) expense, net	$(9)	$176	$43	$(1)

2005 other income of $(9) primarily represents interest income. 2004 other expense of $176 primarily relates to approximately $171 of charges incurred in the first quarter of 2004 related to the refinancing of approximately $2.1 billion of debt. This refinancing is discussed further below; see “Liquidity and Capital Resources.” 2003 other expense of $43 includes $29 of charges incurred in connection with the redemption of previously issued senior subordinated notes as well as an $11 write-off of notes receivable that were deemed impaired. The charge related to the redemption of notes primarily reflects the redemption price premium and the write-off of previously capitalized financing costs related to such notes. The charge associated with the notes receivable write-off relates to notes received as consideration for non-core assets that were disposed of in prior years.

Income Taxes. The following table summarizes our consolidated provision (benefit) for income taxes and the related effective tax rate for each respective period:

	2005	2004	2003	2002
Pre-tax income (loss)	$310	$(88)	$(303)	$(117)
Provision (benefit) for income taxes	123	(4)	(49)	1
Effective tax rate (1)	39.7%	4.5%	16.2%	(0.9)%

(1)	A detailed reconciliation of the consolidated effective tax rate to the U.S. federal statutory income tax rate is included in note 11 to our consolidated financial statements.

The difference between the 2005 consolidated effective tax rate of 39.7 percent and the U.S. federal statutory income tax rate of 35.0 percent relates primarily to state taxes and certain nondeductible charges. The difference between the 2004 consolidated effective tax rate of 4.5 percent and the U.S. federal statutory income tax rate of 35.0 percent relates primarily to state taxes, the goodwill impairment charge and other nondeductible charges. The difference between the 2003 consolidated effective tax rate of 16.2 percent and the U.S. federal statutory income tax rate of 35.0 percent relates primarily to state taxes, the goodwill impairment charge, deferred restatement charges and other nondeductible charges. The difference between the 2002 consolidated effective tax rate of (0.9) percent and the U.S. federal statutory income tax rate of 35.0 percent relates primarily to state taxes and the goodwill impairment charges.

Our consolidated effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our 2006 annual consolidated effective tax rate will approximate 40 percent.

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

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of December 31, 2005, we had (i) $450 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior secured credit facility and (ii) $200 of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans outstanding). We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

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

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We estimate that our capital expenditures for 2006 will range between $900 and $925. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility and receivables securitization facility.

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

The indentures for these securities require annual and other periodic reports to be filed with the SEC. On September 19, 2005, the Company obtained consents from holders of these securities and entered into supplemental indentures amending the applicable covenants to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings (and waiving related defaults that occurred prior to the effectiveness of the amendments). In addition, the supplemental indenture relating to the Convertible Notes changed the conversion rate from 38.9520 to 44.9438 shares of United Rentals common stock for each $1,000 (“one thousand dollars”) principal amount of Convertible Notes. Pursuant to the terms of the consent solicitation, the Company paid aggregate consent fees of approximately $34 to holders of its nonconvertible notes and QUIPs. These costs are being amortized through the maturity dates of the nonconvertible notes and QUIPs. Amortization expense recorded in 2005 for these costs was $1.

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

On March 31, 2006, the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that (1) waived the covenant violation from the delay in making certain SEC filings, (2) extended the Company’s deadline to make its SEC filings until April 28, 2006 and (3) limited the Company’s ability to borrow under the New Credit Facility to amounts necessary to find obligations to be paid in the ordinary course during the one-week period following the applicable borrowing until these SEC filings are made.

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

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at December 31, 2005. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI. This commitment fee was 0.55 percent at December 31, 2005.

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

Loan Covenants and Compliance

As of December 31, 2005 and 2004, we were in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes, as amended, as discussed above, as well as the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes, the QUIPs and the New Credit Facility. As discussed above (see “Transactions Completed in 2005—Matters Relating to Consent Solicitations”), on September 19, 2005, we amended the indentures governing the above-described securities and our New Credit Facility to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings. As described above, on March 31, 2006 the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

As of March 31, 2006 we have filed our annual reports on Form 10-K for the years ended December 31, 2005 and 2004; however, we have not yet filed any of our quarterly reports on Form 10-Q for the periods ended in 2005. Therefore, as of March 31, 2006, we are in violation of the amendments to our indentures due to not filing our quarterly reports (see “Risk Factors—We will be unable to file our delinquent quarterly reports on Form 10-Q by the end of the extension period granted by holders of our bonds, which will give our bondholders the right to declare an event of default.”).

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

At December 31, 2005 and 2004, we were in full compliance with all our financial covenants in the New Credit Facility and the indentures governing our notes and convertible securities. We consider our most restrictive covenant to be the Minimum Interest Coverage ratio. The minimum amount permitted under this covenant is as follows:

Period	Ratio
June 30, 2004 through December 31, 2004	1.35 to 1.0
January 1, 2005 through December 31, 2005	1.45 to 1.0
January 1, 2006 and thereafter	1.65 to 1.0

Our actual minimum interest coverage ratios for the years ended December 31, 2005 and 2004 were 2.22 and 2.06, respectively.

Sources and Uses of Cash. During 2005, we (i) generated cash from operations of $643, (ii) generated cash from the sale of rental equipment of $307 and (iii) utilized cash for debt repayments and financing costs of $74. We used cash during this period principally to (i) purchase rental equipment of $741, (ii) purchase other property and equipment of $82 and (iii) purchase other companies, net of cash acquired, of $40.

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

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Debt excluding capital leases (1)	$8	$8	$8	$145	$531	$2,167	$2,867
Interest due on debt (2)	206	204	203	192	172	295	1,272
Capital leases (1)	19	17	12	7	4	4	63
Operating leases (1):
Real estate	78	73	63	50	36	129	429
Rental equipment	70	38	31	9	—	—	148
Other equipment	30	20	13	9	6	2	80
Service agreements (3)	3	2	1	—	—	—	6
Purchase obligations (4)	483	—	—	—	—	—	483
Subordinated convertible debentures (5)	14	14	14	14	14	475	545

Total	$911	$376	$345	$426	$763	$3,072	$5,893

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements.”
(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of December 31, 2005.
(3)	These represent service agreements with third parties to operate the distribution centers associated with our contractor supplies business.
(4)

As of December 31, 2005, the Company had outstanding purchase orders with its equipment and inventory suppliers. These purchase orders, which were negotiated in the ordinary course of business, aggregate approximately $483. These purchase commitments can be cancelled by the Company, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2006.

(5)	Includes interest payments.

Certain Information Concerning Restricted Stock. We have granted to employees other than executive officers and directors approximately 567,000 shares of restricted stock that have not yet vested. The shares vest in 2006, 2007 or 2008 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $9.18 per share with respect to approximately 326,000 shares, $17.20 per share with respect to approximately 9,000 shares, and $27.26 per share with respect to approximately 8,000 shares scheduled to vest in 2006 and (ii) $17.20 per share with respect to approximately 167,000 shares scheduled to vest in 2007 and (iii) $19.86 per share with respect to approximately 57,000 shares scheduled to vest in 2008.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate, rental equipment and non-rental equipment under operating leases as a `regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $26. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of December 31, 2005 and 2004 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” above.

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

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of December 31, 2005 and December 31, 2004, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an agreement notional amount of $725. The effect of the swap agreement was, at December 31, 2005 and December 31, 2004, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent Notes through 2012, (ii) $375 of our 7 percent Notes, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013.

As of December 31, 2005, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.3 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $136 of borrowings under our revolver Canadian facility, $1.2 billion in swaps, and $11 of term loans not subject to an interest rate cap. The weighted-average interest rates applicable to our variable rate debt on December 31, 2005 were (i) 5.3 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 6.6 percent for the term loan and (iii) 6.7 percent for the debt subject to our swap agreements. As of December 31, 2005, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $13.4 for each one percentage point increase in the interest rates applicable to our variable rate debt.

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

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2004 and 2005 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of December 31, 2005, 2004 and 2003. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. and subsidiaries (the Company) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the four years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. and subsidiaries at December 31, 2005, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the four years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As discussed in note 3 to the consolidated financial statements, the Company has restated its 2003 and 2002 financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.

/S/ ERNST & YOUNG LLP

New York, New York

March 29, 2006

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004	2003 (Restated)
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$316	$303	$79
Accounts receivable, net of allowance for doubtful accounts of $45 in 2005, $53 in 2004 and $48 in 2003	572	490	483
Inventory	174	119	106
Prepaid expenses and other assets	154	120	118
Rental equipment, net	2,252	2,123	2,062
Property and equipment, net	445	397	407
Goodwill	1,328	1,293	1,412
Other intangible assets, net	33	37	27

	$5,274	$4,882	$4,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$211	$217	$151
Accrued expenses and other liabilities	420	323	272
Debt	2,930	2,945	2,817
Subordinated convertible debentures	222	222	222
Deferred taxes	262	149	163

Total liabilities	4,045	3,856	3,625
Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$.30 liquidation preference, 300,000 shares issued and outstanding	—	—	—
Series D perpetual convertible preferred stock—$.15 liquidation preference, 150,000 shares issued and outstanding	—	—	—
Common stock–—$0.01 par value, 500,000,000 shares authorized, 77,302,915, 77,869,576, and 77,150,277 shares issued and outstanding in 2005, 2004 and 2003, respectively	1	1	1
Additional paid-in capital	1,345	1,349	1,330
Deferred compensation	(12)	(19)	(26)
Accumulated deficit	(155)	(342)	(258)
Accumulated other comprehensive income	50	37	22

Total stockholders’ equity	1,229	1,026	1,069

	$5,274	$4,882	$4,694

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003 (Restated)	2002 (Restated)
	(In millions, except per share amounts)
Revenues:
Equipment rentals	$2,583	$2,289	$2,176	$2,152
Sales of rental equipment	307	275	233	223
New equipment sales	208	178	170	170
Contractor supplies sales	324	225	184	160
Service and other revenues	141	127	119	116

Total revenues	3,563	3,094	2,882	2,821
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,299	1,185	1,275	1,147
Depreciation of rental equipment	385	378	331	324
Cost of rental equipment sales	225	197	147	149
Cost of new equipment sales	170	147	147	145
Cost of contractor supplies sales	247	163	134	116
Cost of service and other revenue	72	65	66	64

Total cost of revenues	2,398	2,135	2,100	1,945

Gross profit	1,165	959	782	876
Selling, general and administrative expenses	596	497	449	443
Goodwill impairment	—	139	297	248
Restructuring and asset impairment charge	—	(1)	—	28
Non-rental depreciation and amortization	69	67	72	61

Operating income (loss)	500	257	(36)	96
Interest expense	185	155	209	196
Interest expense—subordinated convertible debentures	14	14	—	—
Preferred dividends of a subsidiary trust	—	—	15	18
Other (income) expense, net	(9)	176	43	(1)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	310	(88)	(303)	(117)
Provision (benefit) for income taxes	123	(4)	(49)	1

Income (loss) before cumulative effect of change in accounting principle	187	(84)	(254)	(118)
Cumulative effect of change in accounting principle, net of tax benefit of $61	—	—	—	(288)

Net income (loss)	$187	$(84)	$(254)	$(406)

Earnings (loss) per share—basic:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$1.97	$(1.07)	$(3.29)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	—	(3.80)

Income (loss) available to common stockholders	$1.97	$(1.07)	$(3.29)	$(4.88)

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$1.80	$(1.07)	$(3.29)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	—	(3.80)

Income (loss) available to common stockholders	$1.80	$(1.07)	$(3.29)	$(4.88)

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

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income
			Number of Shares	Amount
Balance, December 31, 2003 (Restated)	$—	$—	77	$1	$1,330	$(26)	$(258)		$22
Comprehensive income (loss):
Net loss							(84)	$(84)
Other comprehensive income (loss):
Foreign currency translation adjustments								17	17
Derivatives qualifying as hedges, net of taxes of $1								(2)	(2)

Comprehensive loss								$(69)

Issuance of common stock under deferred compensation plans, net of forfeitures			1	—	13	(13)
Exercise of common stock options and warrants					7
Amortization of stock compensation					2	20
Tax benefit related to vesting of restricted stock					1
Shares repurchased and retired					(4)

Balance December 31, 2004	$—	$—	78	1	1,349	(19)	(342)		37

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2004	$—	$—	78	$1	$1,349	$(19)	$(342)		$37
Comprehensive income (loss):
Net income							187	$187
Other comprehensive income (loss):
Foreign currency translation adjustments								10	10
Derivatives qualifying as hedges, net of taxes of $2								3	3

Comprehensive income								$200

Issuance of common stock under deferred compensation plans, net of forfeitures					2	(2)
Exercise of common stock options and warrants					1
Amortization of stock compensation					1	9
Tax benefit relating to vesting of restricted stock and options					1
Founders shares repurchased and retired			(1)		(2)
Shares repurchased and retired			—	—	(6)
Forfeiture of stock compensation					(1)

Balance December 31, 2005	$—	$—	77	$1	$1,345	$(12)	$(155)		50

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003 (Restated)	2002 (Restated)
	(In millions, except per share amounts)
Cash Flows From Operating Activities:
Net income (loss)	$187	$(84)	$(254)	$(406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	454	445	403	385
Gain on sales of rental equipment	(82)	(78)	(86)	(74)
Amortization of deferred compensation	8	23	26	11
Restructuring charge	—	(5)	—	2
Goodwill impairment	—	139	297	248
Asset impairment	—	4	—	—
Repurchase premiums for debt refinancing	—	151	21	—
Write-off of notes receivable and deferred financing fees			24	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	288
Deferred taxes	112	(8)	(46)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(78)	10	(32)	(4)
Inventory	(32)	12	(2)	—
Prepaid expenses and other assets	11	43	(2)	11
Accounts payable	(6)	62	(56)	2
Accrued expenses and other liabilities	69	23	13	17

Net cash provided by operating activities	643	737	306	478

Cash Flows From Investing Activities:
Purchases of rental equipment	(741)	(592)	(379)	(498)
Purchases of property and equipment	(82)	(57)	(33)	(38)
Proceeds from sales of rental equipment	307	275	233	223
Buy-outs of equipment leases	—	—	(304)
Purchases of other companies	(40)	(102)	(5)	(173)
Proceeds from sale leaseback	—	23	—	—
Proceeds from sale of branches	3	—	—	—
In-process acquisition costs	—	—	—	(4)
Deposits on rental equipment purchases	—	—	—	(5)

Net cash used in investing activities	(553)	(453)	(488)	(495)

Cash Flows From Financing Activities:
Proceeds from debt	—	2,211	879	508
Payments on debt	(39)	(2,225)	(614)	(492)
Purchase of interest rate caps	—	(14)	—	—
Payments of financing costs	(35)	(37)	(17)	(6)
Proceeds from the exercise of common stock options	2	6	1	64
Shares repurchased and retired	(8)	(5)	—	(27)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired	—	—	(3)	(38)

Net cash provided by (used in) financing activities	(80)	(64)	246	9
Effect of foreign exchange rates	3	4	(4)	—

Net increase (decrease) in cash and cash equivalents	13	224	60	(8)
Cash and cash equivalents at beginning of year	303	79	19	27

Cash and cash equivalents at end of year	$316	$303	$79	$19

Supplemental disclosure of cash flow information:
Cash paid for interest	$197	$175	$225	$212
Cash paid for taxes, net of refunds	8	(10)	(3)	(1)

Supplemental schedule of non-cash investing and financing activities
Conversion of operating leases to capital leases	—		—	31
Conversion of convertible debt to common stock	—		—	3
Issuances of common stock as non-cash compensation	—		1	—
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	43	119	4	172
Less: liabilities assumed	(3)	(17)		(4)

	40	102	4	168
Due to seller and other payments	—	—	1	5

Net cash paid	$40	$102	$5	$173

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

2.    Summary of Significant Accounting Policies

Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Included in the cash balance at December 31, 2005 is $75 that we agreed to maintain in an investment account for a traffic control subsidiary to conduct traffic control business with the state of Florida. In March 2006, we signed an agreement with the state of Florida whereby we are no longer required to maintain these funds in any type of account.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect.

Inventory

Inventory consists of new equipment, merchandise and contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market and is net of a reserve for obsolescence and shrinkage of $16, $14, and $9 at December 31, 2005, 2004 and 2003, respectively. Cost is determined, depending on the type of inventory, on either a weighted average or first-in, first-out method.

Rental Equipment

Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of operations. Repair and maintenance expense was $213, $201, $184, and $144, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan are determined using current interest rates for similar instruments as of December 31, 2005, 2004 and 2003 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of our other financial instruments at December 31, 2005, 2004 and 2003 have been calculated based upon available market information and are as follows:

	2005		2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$222	$192	$222	$191	$222	$183
Senior and senior subordinated notes	2,044	1,997	2,056	1,994	2,080	2,228
Other debt	12	9	12	11	46	43

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

Advertising Expense

We advertise primarily through trade publications and yellow pages. Advertising expense is recognized over the period of the related benefit. Advertising expense was $22, $19, $8 and $8 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

Insurance

We are insured for general liability, workers’ compensation, and automobile liability, subject to deductibles per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of March 1, 2006. Losses within these deductible amounts are accrued based upon the aggregate liability for

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

reported claims incurred, as well as an estimated liability for claims incurred by not yet reported. These liabilities are not discounted. The company is self insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $330,000 (actual dollars).

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than 1 percent of total revenues in each of 2005 and 2004 and no single customer represented greater than 1 percent of total accounts receivable at December 31, 2005 and 2004. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Stock-Based Compensation

We account for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At December 31, 2005, we had six stock-based compensation plans (see note 14 to our consolidated financial statements). Since stock options have been granted with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense has been recognized. Restricted stock awards that we have granted are recognized as deferred compensation. We recognize compensation expense related to these restricted stock awards over their vesting periods, or earlier, upon acceleration of vesting. During 2004 and 2003, we recognized increased amortization expense for the accelerated vesting of approximately 404,000 and 866,000 shares of restricted stock, respectively. The following table provides additional information related to our stock-based compensation arrangements for each of the four years in the period ended December 31, 2005:

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

	December 31
	2005	2004	2003 (Restated)	2002 (Restated)
Net income (loss), as reported	$187	$(84)	$(254)	$(406)
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	5	13	20	7
Less: Stock-based compensation expense determined using the fair value method, net of tax	(6)	(17)	(23)	(11)

Pro forma net income (loss)	$186	$(88)	$(257)	$(410)

Basic earnings (loss) available to common stockholders per share:
As reported	$1.97	$(1.07)	$(3.29)	$(4.88)
Pro forma	$1.96	$(1.13)	$(3.32)	$(4.96)
Diluted earnings (loss) available to common stockholders per share:
As reported	$1.80	$(1.07)	$(3.29)	$(4.88)
Pro forma	$1.79	$(1.13)	$(3.32)	$(4.96)

The weighted average fair value of options granted was $8.18, $7.33, $5.47 and $5.57 during 2005, 2004, 2003 and 2002, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. We used a risk-free interest rate average of 3.9, 2.9, 1.81 and 2.01 percent in 2005, 2004, 2003 and 2002 respectively, a volatility factor for the market price of our common stock of 60, 62, 63 and 66 percent in 2005, 2004, 2003 and 2002, respectively, and a weighted-average expected life of options of approximately three years in 2005, 2004, 2003 and 2002. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options’ vesting period.

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

Below are our consolidated statements of operations, consolidated balance sheet and consolidated statements of cash flows as restated and as previously reported.

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

4.    Acquisitions

We completed two, three, one and two acquisitions during the years ended December 31, 2005, 2004, 2003 and 2002, respectively. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from their respective acquisition dates.

In December 2005, we acquired Sandvick Equipment & Supply Company, a trench safety company, with annual revenues of approximately $21.

In June 2005, we acquired HSS RentX branch locations in Colorado. Total 2004 revenues of the acquired branches were approximately $9. The aggregate purchase price for these acquisitions was approximately $42, less liabilities assumed of approximately $10.

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

5.    Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill for each of the four years in the period ended December 31, 2005:

	General rentals	Trench safety, pump and power	Traffic control	Total
Balance at January 1, 2002	$1,787	$35	$381	$2,203
Impairment charges(1)	(395)	(19)	(183)	(597)
Goodwill related to acquisitions	8	66	—	74
Foreign currency translation and other adjustments	1	—	—	1

Balance at December 31, 2002	1,401	82	198	$1,681
Impairment charges	(226)	(12)	(59)	(297)
Goodwill related to acquisitions	2	—	1	3
Foreign currency translation and other adjustments	25	—	—	25

Balance at December 31, 2003	1,202	70	140	$1,412
Impairment charges	—	—	(139)	(139)
Goodwill related to acquisitions	35	—	—	35
Foreign currency translation and other adjustments	(14)	—	(1)	(15)

			—	—
Balance at December 31, 2004	1,223	70	—	$1,293
Goodwill related to acquisitions	4	27	—	31
Foreign currency translation and other adjustments	4	—	—	4

Balance at December 31, 2005	$1,231	$97	$—	$1,328

(1)	Includes cumulative effect of change in accounting principle.

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

Other intangible assets primarily consist of customer relationships and non-compete agreements. Intangible assets were comprised of the following at December 31, 2005, 2004 and 2003:

	Average Remaining Amortization Period		As of December 31, 2005
	2005	2004	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	18 months	28 months	$21	$18	$3
Customer relationships	9 years	10 years	$40	$10	$30

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	$21	$16	$5	$18	$15	$3
Customer relationships	$39	$7	$32	$28	$4	$24

Amortization expense for other intangible assets was $5, $4, $6 and $5 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

As of December 31, 2005, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2006	$4
2007	4
2008	4
2009	4
2010	4
Thereafter	13

$33

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

The costs to vacate facilities primarily represent the payment of obligations under leases, partially offset by estimated sublease opportunities, the write-off of capital improvements made to such facilities and the write-off

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

of related goodwill (only in 2001). The workforce reduction costs primarily represent severance. The information technology costs represent the payment of obligations under equipment leases relating to the abandonment of certain information technology projects. In connection with our restructuring initiatives, we generally redeploy most of the rental equipment from the closed branches to continuing branches with the expectation that the redeployed equipment will generate stronger results (i.e., higher equipment utilization). In connection with these activities, the continuing branches that absorb the redeployed fleet generally incur incremental operating costs as a result of having larger operations and/or requiring additional personnel. Because we have not historically tracked these items and because we have a mobile fleet with equipment being frequently transferred or shared among branches, it is not possible to quantify the true “cost savings” from these restructurings.

The aggregate balance of the restructuring reserves was $5, $8 and $17 as of December 31, 2005, 2004 and 2003, respectively. We estimate that approximately $2 of the amount accrued at December 31, 2005 will be spent during 2006 and approximately $3 will be spent in subsequent periods.

The restructuring and asset impairment charges in the consolidated statements of operations were $-, $(1), -, and $28 in 2005, 2004, 2003 and 2002, respectively. Detailed information related to restructuring program activity during each of the four years in the period ended December 31, 2005 is outlined below.

	Costs to vacate facilities	Workforce reduction costs	Information technology costs	Total
Balance at December 31, 2001	$3	$2	$2	$7
Restructuring provision	24	3	1	28
Cash payments charged against reserve	(2)	(2)	(1)	(5)
Other non-cash charges against reserves	(3)	—	—	(3)

Balance at December 31, 2002	22	3	2	27
Cash payments charged against reserve	(7)	(2)	(1)	(10)

Balance at December 31, 2003	15	1	1	17
Cash payments charged against reserve	(3)	—	(1)	(4)
Reversal of excess reserves	(4)	(1)	—	(5)

Balance at December 31, 2004	8	—	—	8
Cash payments charged against reserve	(3)	—	—	(3)

Balance at December 31, 2005	$5	$—	$—	$5

7.    Rental Equipment

Rental equipment consists of the following:

	December 31
	2005	2004	2003
Rental equipment	$3,289	$3,082	$2,987
Less accumulated depreciation	(1,037)	(959)	(925)

Rental equipment, net	$2,252	$2,123	$2,062

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

8.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004	2003
Land	$65	$58	$49
Buildings	131	113	104
Transportation and equipment	322	301	290
Machinery and equipment	53	48	45
Furniture and fixtures	93	84	77
Leasehold improvements	90	77	75

	754	681	640
Less accumulated depreciation and amortization	(309)	(284)	(233)

Property and equipment, net	$445	$397	$407

9.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2005	2004	2003
Self-insurance reserve	$88	$81	$92
Accrued compensation	72	49	27
Financial derivative instruments	54	31	4
Interest payable	45	43	49
Deferred revenue	20	20	26
Accrued benefit costs	14	15	13
Professional fees	11	8	2
Restructuring reserves	5	8	17
Other (1)	111	68	42

Accrued expenses and other liabilities	$420	$323	$272

(1)	Other includes several items, none of which are individually significant.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

10.    Debt

Debt consists of the following:

	December 31,
	2005	2004	2003
Credit Facility, interest payable at a weighted average rate of 5.29, 4.81 and 5.30 percent at December 31, 2005, 2004 and 2003, respectively	$137	$133	$52
Term Loan, interest payable at 6.63, 4.67 and 4.20 percent at December 31, 2005, 2004 and 2003, respectively	737	744	639
9 1/4 percent Senior Subordinated Notes, interest payable semi-annually	—	—	300
9 percent Senior Subordinated Notes, interest payable semi-annually	—	—	250
7 3/4 percent Senior Subordinated Notes, interest payable semi-annually	525	525	525
7 percent Senior Subordinated Notes, interest payable semi-annually	375	375	—
6 1/2 percent Senior Notes, interest payable semi-annually	1,000	1,000	—
10 3/4 percent Senior Notes, interest payable semi-annually	—	12	861
1 7/8 percent Convertible Senior Subordinated Notes, interest payable semi-annually	144	144	144
Other debt, including capital leases, interest payable at various rates ranging from 5 percent to 10 percent at December 31, 2005, 2004 and 2003, due through 2009	12	12	46

	$2,930	$2,945	$2,817

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

The indentures for these securities require annual and other periodic reports to be filed with the SEC. On September 19, 2005, the Company obtained consents from holders of these securities and entered into supplemental indentures amending the applicable covenants to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings (and waiving related defaults that occurred prior to the effectiveness of the amendments). In addition, the supplemental indenture relating to the Convertible Notes changed the conversion rate from 38.9520 to 44.9438 shares of United Rentals common stock for each $1,000 (“one thousand dollars”) principal amount of Convertible Notes. Pursuant to the terms of the consent solicitation, the Company paid aggregate consent fees of approximately $34 to holders of its nonconvertible notes and QUIPs. These costs are being amortized through the maturity dates of the nonconvertible notes and QUIPs securities. Amortization expense recorded in 2005 for these costs was $1.

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

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at December 31, 2005. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI. This commitment fee was 0.55 percent at December 31, 2005.

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Loan Covenants and Compliance

As of December 31, 2005 and 2004, we were in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes, as amended, as discussed above, as well as the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes due 2023, the QUIPs and the New Credit Facility. As discussed above (see “Transactions Completed in 2005—Matters Relating to Consent Solicitations”), on September 19, 2005, we amended the indentures governing the above-described securities and our New Credit Facility to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings. As described above, on March 31, 2006 the Company obtained its lenders’ consent to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

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

At December 31, 2005 and 2004, we were in full compliance all our financial covenants in the New Credit Facility and the indentures governing our notes and convertible securities. We consider our most restrictive covenant to be the Minimum Interest Coverage ratio. The minimum amount permitted under this covenant is as follows:

Period	Ratio
June 30, 2004 through December 31, 2004	1.35 to 1.0
January 1, 2005 through December 31, 2005	1.45 to 1.0
January 1, 2006 and thereafter	1.65 to 1.0

Our actual minimum interest coverage ratios for the years ended December 31, 2005 and 2004 were 2.22 and 2.06, respectively.

Interest Rate Swap and Cap Agreements. As of December 31, 2005 and December 31, 2004, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of these agreements was to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of: (i) $445 of our 6 1/2 percent Notes, (ii) $375 of our 7 3/4 percent senior subordinated notes through 2013 and (iii) $375 of our 7 percent Notes. Our swap agreements that convert our fixed rate notes to floating rate instruments are designated as fair value hedges. Changes in the fair values of our fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded on the statements of operations. There was no ineffectiveness related to our fair value hedges. As of December 31, 2005 and 2004, we had an unrealized loss of $54 and $31, respectively, based upon the fair value of our fair value hedges.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2005 and 2004, we had interest rate cap agreements that effectively limit the interest rate on $725 of our term loan. Our cap agreements are designated as cash flow hedges. Changes in the fair values of our cash flow hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. There was no ineffectiveness related to our cash flow hedges. As of December 31, 2005 and 2004, we had an unrealized gain of $2 and an unrealized loss of $4, respectively, based upon the fair value of our cash flow hedges.

Maturities. Maturities of the Company’s debt for each of the next five years and thereafter at December 31, 2005 are as follows:

2006	$27
2007	25
2008	20
2009	152
2010	535
Thereafter	2,171

Total	$2,930

11.    Income Taxes

The provision for federal, state and provincial income taxes is as follows:

	Year ended December 31,
	2005	2004	2003	2002
Domestic federal:
Current	$5	$–	$–	$–
Deferred	88	1	(46)	(1)

	93	1	(46)	(1)
Domestic state:
Current	2	2	–	1
Deferred	17	(12)	(8)	–

	19	(10)	(8)	1

Total domestic	112	(9)	(54)	–
Foreign federal:
Current	2	2	2	2
Deferred	5	1	1	(2)

	7	3	3	–
Foreign provincial:
Current	1	–	–	–
Deferred	3	2	2	1

	4	2	2	1

Total foreign	11	5	5	1

	$123	$(4)	$(49)	$1

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to income (loss) before provision for income taxes and cumulative effect of change in accounting principle is as follows:

	Year ended December 31,
	2005	2004	2003	2002
Computed tax at statutory tax rate	$109	$(31)	$(106)	$(41)
State income taxes, net of federal tax benefit	12	(7)	(2)	1
Non-deductible goodwill impairment charges	—	33	47	42
Other (1)	2	1	12	(1)

	$123	$(4)	$(49)	$1

(1)	2003 includes nondeductible executive deferred compensation of $5.

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
	2005	2004	2003
Intangibles	$5	$41	$55
Reserves and allowances	86	81	77
Net operating loss and credit carryforwards (1)	189	295	248
Other	12	9	5

Total Deferred Income Tax Assets	292	426	385
Property and equipment	$(554)	$(575)	$(548)

Total Deferred Income Tax Liabilities	(554)	(575)	(548)

	$(262)	$(149)	$(163)

(1)	Includes valuation allowance related to state net operating loss carryforwards of $8, $8 and $7, respectively.

The deferred tax assets and liabilities at December 31, 2004 include the effects of certain reclassifications related to differences between the income tax provisions and tax returns for prior years. These reclassifications had no effect on net income. In addition to the deferred tax liabilities described above, we have reserves for certain tax-related matters resulting from our acquisitions.

For financial reporting purposes, income before income taxes and cumulative effect of change in accounting principle for our foreign subsidiaries was $34, $20 and $5 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, 2004, and 2003, unremitted earnings (deficit) of foreign subsidiaries were approximately $36, $14 and $(1), respectively. Since it is our intention to indefinitely reinvest these earnings, no United States taxes have been provided for these amounts. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

We have net operating loss carryforwards (“NOL’s”) of $402 for federal income tax purposes that expire through 2024. We have not recorded a valuation allowance against this deferred tax asset because it is deemed more likely than not that such benefit will be realized in the future.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

12.    Subordinated Convertible Debentures

The subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary that has issued preferred securities. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2005, 2004 and 2003, the aggregate amount of subordinated convertible debentures outstanding was $222.

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

13.    Preferred Stock

As of December 31, 2005, 2004 and 2003, we have two classes of preferred stock outstanding. In total, we are authorized to issue 5 million shares of preferred stock, $0.01 par value, of which an aggregate of 450,000 have been issued.

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

14.    Capital Stock

Warrants. As of December 31, 2005, 2004 and 2003, there were outstanding warrants to purchase an aggregate of 5.8, 6.9 and 7.0 million shares of common stock, respectively. The weighted average exercise price of the warrants was $12.03, $11.74 and $11.78 per share, as of December 31, 2005, 2004 and 2003, respectively. The warrants may be exercised through 2011 and warrants to purchase 5.8, 6.9 and 7.0 million shares were exercisable as of December 31, 2005, 2004 and 2003, respectively.

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

2001 Senior Stock Plan. In June 2001, our shareholders approved the adoption of the 2001 Senior Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to our officers, directors and a limited number of key employees. The maximum number of shares of common stock that can be issued under the plan is 4 million. The Company records each share that is awarded under this plan at an amount that is not less than 100 percent of the fair market value per share at the date of the award. No shares may be awarded under this plan after June 5, 2011. As of December 31, 2005 and 2004, 2.4 and 2.3 million shares, respectively, had been awarded under this plan at a weighted-average price of $21.94 and $21.97 per share, respectively, with vesting periods up to ten years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board (or a committee appointed by the Board).

2001 Stock Plan. In March 2001, we adopted the 2001 Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to certain employees (other than officers and directors) and others who render services to the Company. The maximum number of shares of common stock that can be issued under the plan is 2 million. The Company records each share that is awarded under this plan at an amount that is not less than 100 percent of the fair market value per share at the date of the award. No shares may be awarded under this plan after March 23, 2011. As of December 31, 2005 and 2004, 1.8 million shares had been awarded under this plan at a weighted-average price of $16.28 and $16.27 per share, respectively, with vesting periods up to three and one-half years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board (or a committee appointed by the Board).

We recognized compensation expense for the issuance of common shares under the 2001 Senior Stock Plan and the 2001 Stock Plan based on the quoted market price on the date of the grants. Amortization of deferred compensation is then recognized on a straight-line basis over the related vesting period. Amortization expense recognized for the years ended December 31, 2005, 2004 and 2003 for the awards in these plans was approximately $9, $20 and $26, respectively

1997 Stock Option Plan. Our 1997 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 5 million shares of common stock. Some or all of such options may be “incentive stock options” within the meaning of the Internal Revenue Code. All of our officers, directors and employees and other persons who perform services on our behalf are eligible to participate in this plan. Each option granted pursuant to this plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under this plan after August 31, 2007. As of December 31, 2005, 2004 and 2003, options to purchase an aggregate of 3.5, 3.8 and 3.9 million shares of common stock, respectively, were outstanding under this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1998 Stock Option Plan. Our 1998 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 4.0 million shares of common stock. Some or all of the options issued under the 1998 Stock Option Plan may be “incentive stock options” within the meaning of the Internal Revenue Code. All officers, directors and a limited number of key employees of the Company and its subsidiaries are eligible to participate in the 1998 Stock Option Plan. Each option granted pursuant to the 1998 Stock Option Plan must

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under the 1998 Stock Option Plan after August 20, 2008. As of December 31, 2005, 2004 and 2003, options to purchase an aggregate of 2.0, 2.3 and 2.3 million shares, respectively, were outstanding pursuant to this plan to executive officers and directors. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1998 Supplemental Stock Option Plan. We adopted a stock option plan pursuant to which options, for up to an aggregate of 5.6 million shares of common stock, may be granted to employees (who are not officers or directors) and to consultants and independent contractors (who perform services for us or our subsidiaries). As of December 31, 2005, 2004 and 2003, options to purchase an aggregate of 3.4, 3.7 and 4.5 million shares of common stock, respectively, were outstanding pursuant to this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1997 Performance Award Plan. Effective February 20, 1997, U.S. Rentals (an acquired company) adopted the 1997 Performance Award Plan under which stock options and other awards could be granted to key employees and directors at prices and terms established by U.S. Rentals at the date of grant. The options expire in 2007. As a result of our merger with U.S. Rentals, all outstanding options to purchase shares of U.S. Rentals common stock became fully vested and were converted into options to purchase our common stock. As of December 31, 2005, 2004 and 2003, options to purchase an aggregate of 1.5, 1.5 and 1.5 million shares, respectively, were outstanding pursuant to this plan.

A summary of the transactions within the Company’s stock option plans follows:

	Shares	Weighted Average Exercise Price (1)
Outstanding at December 31, 2001	16,422,014	$20.22
Granted	722,550	11.94
Exercised	(3,735,666)	17.32
Canceled	(812,180)	25.03

Outstanding at December 31, 2002	12,596,718	20.20
Granted	85,200	12.31
Exercised	(94,446)	12.46
Canceled	(324,798)	23.16

Outstanding at December 31, 2003	12,262,674	20.05
Granted	811,575	16.86
Exercised	(378,597)	14.12
Canceled	(1,404,473)	19.14

Outstanding as of December 31, 2004	11,291,179	19.79
Granted	157,500	18.99
Exercised	(63,365)	13.14
Canceled	(919,130)	18.46

Outstanding at December 31, 2005	10,466,184	$19.93

Exercisable at December 31, 2004	10,931,199	$19.98
Exercisable at December 31, 2005	10,272,936	$19.97

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price(1)	Amount Exercisable	Weighted Average Exercise Price (1)
$ 5.00-$10.00	387,517	5.5	$9.69	384,933	$9.69
10.01- 15.00	2,344,478	3.3	12.71	2,331,728	12.71
15.01- 20.00	1,563,874	6.3	17.07	1,426,126	16.96
20.01- 25.00	4,678,038	3.9	21.67	4,637,872	21.68
25.01- 30.00	655,187	3.3	26.71	655,187	26.71
30.01- 35.00	545,690	2.8	31.83	545,690	31.83
35.01- 40.00	90,900	2.5	36.03	90,900	36.03
40.01- 45.00	185,500	2.1	43.91	185,500	43.91
45.01- 50.00	15,000	2.5	46.15	15,000	46.15

	10,466,184	4.0	$19.93	10,272,936	$19.97

(1)	In actual dollars, not millions.

At December 31, 2005, 2004 and 2003 there were (i) 5.8, 6.9 and 7.0 million shares of common stock reserved for the exercise of warrants, respectively, (ii) 10.5, 11.3 and 12.3 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (iii) 5.1 million shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17 million shares of common stock reserved for the issuance of Series C and Series D preferred stock and (v) 6.5, 5.6 and 5.8 million shares of common stock reserved for the conversion of convertible debt, respectively.

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

15.    Accumulated Other Comprehensive Income

The following table sets forth the components of the Company’s accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Derivatives Qualifying as Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2001	$(22)	$(7)	$(29)
2002 activity	4	1	5

Balance at December 31, 2002	(18)	(6)	(24)
2003 activity	40	6	46

Balance at December 31, 2003	22	—	22
2004 activity	17	(2)	15

Balance at December 31, 2004	$39	(2)	$37
2005 activity	10	3	13

Balance at December 31, 2005	$49	$1	$50

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

	Year Ended December 31,
	2005	2004	2003	2002
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$187	$(84)	$(254)	$(118)
Plus: Liquidation preference in excess of amounts paid for convertible preferred securities	—	—	1	35
Convertible debt interest	2		—	—
QUIPS interest	9		—	—
Cumulative effect of change in accounting principles, net				(288)

Income (loss) available to common stockholders	$198	$(84)	$(253)	$(371)

Denominator:
Weighted-average common shares	77,813,488	77,610,726	76,959,151	75,787,693
Series C preferred	12,000,000	—	—	—
Series D preferred	5,000,000	—	—	—

Denominator for basic earnings per share-weighted-average	94,813,488	77,610,726	76,959,151	75,787,693
Effect of dilutive securities:
Employee stock options	1,286,302
Warrants	2,850,176
Convertible shares	5,842,408
QUIPS shares	5,077,926
Restricted stock units and phantom shares	165,908

Denominator for dilutive earnings per share—adjusted weighted-average shares	110,036,208	77,610,726	76,959,151	75,787,693

Earnings (loss) per share-basic:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$1.97	$(1.07)	$(3.29)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	—	(3.80)

Income (loss) available to common stockholders	$1.97	$(1.07)	$(3.29)	$(4.88)

Earnings (loss) per share-diluted:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$1.80	$(1.07)	$(3.29)	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	—	(3.80)

Income (loss) available to common stockholders	$1.80	$(1.07)	$(3.29)	$(4.88)

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

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed in MD&A, and in Item 1 above and summarized in the Company’s press release and the related current report on Form 8-K, dated January 26, 2006.

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

Operating Leases

We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2005:

	Real Estate Leases	Rental Equipment Leases	Other Equipment Leases
2006	$78	$70	$30
2007	73	38	20
2008	63	31	13
2009	50	9	9
2010	36	—	6
Thereafter	129	—	2

	$429	$148	$80

As part of certain of our equipment operating leases, we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. The use of these guarantees helps to lower our monthly operating lease payments. We do not know at this time whether and to what extent the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that we may be required to pay under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $26. This potential liability was not reflected on our balance sheet as of December 31, 2005, or any prior date.

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $174, $158, $176, and $185 for the years ended December 31, 2005, 2004, 2003, and 2002, respectively. Our real estate leases provide for varying terms, including leases subject to customary escalation clauses, and include 56 leases that are on a month-to-month basis and 43 leases that provide for a remaining term of less than one year and do not provide a renewal option.

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

Employee Benefit Plans

We currently sponsor one defined contribution 401(k) retirement plan which is subject to the provisions of ERISA. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $6, $5, $5 and $5 in 2005, 2004, 2003 and 2002, respectively.

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

18.    Related Party

We have from time to time purchased equipment and parts from and sold equipment to Terex Corporation (“Terex”) and expect to do so in 2006. One of our former directors (until June 2005) is chief executive officer, president and a director of Terex. We purchased approximately $157, $124, $113 and $63 of equipment and parts from Terex during 2005, 2004, 2003 and 2002, respectively. The increase from 2002 to 2003 was attributable to Terex’s acquisition of one of the Company’s existing suppliers toward the end of 2002. We also sold approximately $7, $12, $1 and $— of equipment to Terex during 2005, 2004, 2003 and 2002, respectively. As of December 31, 2005, 2004 and 2003, amounts due to Terex were $10, $11 and $6 and amounts due from Terex were $—, $1 and $— respectively. Certain of the minor sale-leaseback transactions that we restated for and that are discussed further in note 3 to our consolidated financial statements involved Terex. The accounting for these transactions involved irregularities.

19.    Segment Information

Our current reportable segments are general rentals, traffic control and trench safety, pump and power. Prior to 2004, we had one reportable segment: general rentals. In the first quarter of 2004, we began reporting

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

information for two reporting segments: general rentals and traffic control. In 2005, there was an additional change in our reporting segments. As a result, we now have three reporting segments: general rentals, traffic control and trench safety, pump and power.

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The following table sets forth financial information by segment. Information related to our consolidated balance sheets is presented as of December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003	2002
Total revenues
General rentals	$3,113	$2,709	$2,443	$2,375
Trench safety, pump and power	180	130	109	87
Traffic control	270	255	330	359

Total revenues	$3,563	$3,094	$2,882	$2,821

Total depreciation and amortization expense
General rentals	412	$402	$361	$347
Trench safety, pump and power	20	16	15	11
Traffic control	22	27	27	27

Total depreciation and amortization expense	$454	$445	$403	$385

Segment operating income
General rentals	$472	$416	$234	$338
Trench safety, pump and power	48	31	23	22
Traffic control	(20)	(52)	4	12

Segment operating income	$500	$395	$261	$372

Total capital expenditures
General rentals	$763	$590	$320	$495
Trench safety, pump and power	38	35	72	8
Traffic control	22	24	20	33

Total capital expenditures	$823	$649	$412	$536

Total assets
General rentals	$4,928	$4,619	$4,249
Trench safety, pump and power	116	92	71
Traffic control	229	171	374

Total assets	$5,274	$4,882	$4,694

The following is a reconciliation of segment operating income to total company operating income (loss):

	Year Ended December 31,
	2005	2004	2003	2002
Total segment profit	$500	$395	$261	$372
Unallocated items:
Goodwill impairment charges	—	(139)	(297)	(248)
Restructuring and asset impairment charges	—	1	—	(28)

Consolidated operating income (loss)	$500	$257	$(36)	$96

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

We operate in the United States, Canada and Mexico. Geographic area information for the years ended December 31, 2005, 2004, 2003, and 2002 is as follows, except for balance sheet information which is presented as of December 31, 2005, 2004 and 2003 only:

	Year ended December 31,
	2005	2004	2003	2002
Revenues from external customers
Domestic	$3,235	$2,844	$2,684	$2,659
Foreign	328	250	198	162

Total revenues from external customers	$3,563	$3,094	$2,882	$2,821

Rental equipment, net
Domestic	$2,037	$1,916	$1,906
Foreign	215	207	156

Total consolidated rental equipment, net	$2,252	$2,123	$2,062

Property and equipment, net
Domestic	$419	$373	$389
Foreign	26	24	18

Total consolidated property and equipment, net	$445	$397	$407

Goodwill and other intangible assets, net
Domestic	$1,214	$1,188	$1,359
Foreign	147	142	80

Total consolidated goodwill and other intangible assets, net	$1,361	$1,330	$1,439

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2005:
Total revenues	$732	$888	$980	$963	$3,563
Gross profit	202	283	352	328	1,165
Net income	12	50	76	49	187
Income available to common stockholders per share—basic	$.12	$.53	$.80	$.52	$1.97
Income available to common stockholders per share—diluted	$.11	$.48	$.71	$.47	$1.80

For the year ended December 31, 2004:
Total revenues	$643	$771	$858	$822	$3,094
Gross profit	163	245	301	250	959
Goodwill impairment	—	—	139	—	139
Net income (loss)	(108)	40	(46)	30	(84)
Income (loss) available to common stockholders per share—basic	$(1.39)	$.42	$(.58)	$.32	$(1.07)
Income (loss) available to common stockholders per share—diluted	$(1.39)	$.39	$(.58)	$.29	$(1.07)

For the year ended December 31, 2003:
Total revenues	$609	$723	$802	$748	$2,882
Gross profit	163	222	260	137	782
Goodwill impairment	—	—	—	297	297
Net income (loss)	(3)	23	33	(307)	(254)
Income (loss) available to common stockholders per share— basic	$(.04)	$.24	$.36	$(3.97)	$(3.29)
Income (loss) available to common stockholders per share—diluted	$(.04)	$.24	$.35	$(3.97)	$(3.29)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

21.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URI is 100 percent owned by Holdings (the “Parent”) and has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2005, 2004 and 2003, and for each of the four years in the period ended December 31, 2005, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$200	$105	$11	$—	$316
Accounts receivable, net	—	11	498	63	—	572
Intercompany receivable (payable)	—	509	(390)	(119)	—	—
Inventory	—	73	83	18	—	174
Prepaid expenses and other assets	—	69	73	1	—	143
Rental equipment, net	—	1,220	817	215	—	2,252
Property and equipment, net	38	133	250	24	—	445
Investment in subsidiaries	1,413	2,186	—	—	(3,588)	11
Goodwill and other intangible assets, net	—	163	1,052	146	—	1,361

Total assets	$1,451	$4,564	$2,488	$359	$(3,588)	$5,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$45	$144	$22	—	$211
Accrued expenses and other liabilities	—	150	318	10	(58)	420
Debt	—	2,793	—	137	—	2,930
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	232	(7)	37	—	262

Total liabilities	222	3,220	455	206	(58)	4,045

Total stockholders’ equity	1,229	1,344	2,033	153	(3,530)	1,229

Total liabilities and equity	$1,451	$4,564	$2,488	$359	$(3,588)	$5,274

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	—	$1,158	$1,207	$218	—	$2,583
Sales of rental equipment	—	142	129	36	—	307
Sales of new equipment	—	106	79	23	—	208
Contractor supplies sales	—	123	166	35	—	324
Service and other revenue	—	78	47	16	—	141

Total revenues	—	1,607	1,628	328	—	3,563
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	523	671	105	—	1,299
Depreciation of rental equipment	—	190	154	41	—	385
Cost of rental equipment sales	—	105	93	27	—	225
Cost of new equipment sales	—	84	67	19	—	170
Cost contractor supplies sales	—	102	118	27	—	247
Cost of service and other revenue	—	37	26	9	—	72

Total cost of revenues	—	1,041	1,129	228	—	2,398

Gross profit	—	566	499	100	—	1,165
Selling, general and administrative expenses	—	239	309	48	—	596
Non-rental depreciation and amortization	$7	31	27	4	—	69

Operating income (loss)	(7)	296	163	48	—	500
Interest expense	14	174	4	7	$(14)	185
Interest expense-subordinated convertible debentures	—	—	—	—	14	14
Other (income) expense, net	—	6	(15)	—	—	(9)

Income (loss) before provision (benefit) for income taxes	(21)	116	174	41	—	310
Provision (benefit) for income taxes	(8)	45	70	16	—	123

Income (loss) before equity in net earnings of subsidiaries	(13)	71	104	25	—	187
Equity in net earnings of subsidiaries	200	129	—	—	(329)	—

Net income (loss)	$187	$200	$104	$25	$(329)	$187

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2005

	Parent		URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations		Total
Net cash provided by (used in) operating activities		$7	$335	$277	$24		$—	$643
Net cash used in investing activities		(20)	(291)	(206)	(38)		2	(553)
Net cash provided by (used in) financing activities		13	(91)				(2)	(80)
Effect of foreign exchange rate changes on cash and cash equivalents		—	—	—	3		—	3

Increase (decrease) in cash and cash equivalents			(47)	71	(11)		—	13
Cash and cash equivalents at beginning of period			247	34	22			303

Cash and cash equivalents at end of period	$		$200	$105	$11	$		$316

For the Year Ended December 31, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations		Total
Net cash provided by (used in) operating activities	$(7)	$629	$105	$10		$—	$737
Net cash used in investing activities	(13)	(270)	(103)	(73)		6	(453)
Net cash provided by (used in) financing activities	20	(154)		76		(6)	(64)
Effect of foreign exchange rate changes on cash and cash equivalents				4			4

Increase (decrease) in cash and cash equivalents		205	2	17			224
Cash and cash equivalents at beginning of period		42	32	5			79

Cash and cash equivalents at end of period	$—	$247	$34	$22	$		$303

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

For the Year Ended December 31, 2003 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities	$(7)	$201	$75	$37	$0	$306
Net cash used in investing activities	(9)	(406)	(59)	(15)	1	(488)
Net cash provided by (used in) financing activities	16	247	(1)	(15)	(1)	246
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	—	42	15	3	—	60

Cash and cash equivalents at beginning of period	—	—	17	2	—	19

Cash and cash equivalents at end of period	$—	$42	$32	$5	$—	$79

For the Year Ended December 31, 2002 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities	$(13)	$361	$99	$27	$4	$478
Net cash used in investing activities	(69)	(364)	(100)	(22)	60	(495)
Net cash provided by (used in) financing activities	82	(3)	(2)	(4)	(64)	9
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	(6)	(3)	1	—	(8)
Cash and cash equivalents at beginning of period	—	6	20	1		27

Cash and cash equivalents at end of period	$—	$—	$17	$2	$—	$19

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

(Dollars in millions, except per share data and unless otherwise indicated)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Other
Year ended December 31, 2005:
Allowance for doubtful accounts	$53	$14	$1		$23	(d)	$45
Reserve for inventory obsolescence and shrinkage	14	27	—		25	(e)	16
Self-insurance reserve	81	115	—		109	(f)	88

Year ended December 31, 2004:
Allowance for doubtful accounts	$48	$31	$2		$28	(d)	$53
Reserve for inventory obsolescence and shrinkage	9	32	—		27	(e)	14
Self-insurance reserve	92	90	—		101	(f)	81

Year ended December 31, 2003 (Restated):
Allowance for doubtful accounts	$49	$32	$(2	) (a)	$31	(d)	$48
Reserve for inventory obsolescence and shrinkage	8	19	—		18	(e)	9
Self-insurance reserve	76	124	—		108	(f)	92

Year ended December 31, 2002 (Restated):
Allowance for doubtful accounts	$48	$37	$(1)		$35		$49
Reserve for inventory obsolescence and shrinkage	12	17	—		21		8
Self-insurance reserve	59	119	6		108		76

(a)	Represents allowance for doubtful accounts established through acquisitions offset, in the case of 2003 and 2002, for reductions to the allowance through purchase accounting.
(b)	Represents reserve for inventory obsolescence and shrinkage assumed through acquisitions.
(c)	Represents reclassification to other assets of receivable claims.
(d)	Represents write-offs of accounts, net of recoveries.
(e)	Represents write-offs of inventory items.
(f)	Represents payments.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

These and other procedures resulted in the identification of accounting and audit adjustments to our consolidated financial statements for the year ended December 31, 2004, which significantly delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2004. These adjustments also required us to restate our previously filed consolidated financial statements for the years ended December 31, 2003 and 2002. The restatement adjustments are further described in note 3 to our consolidated financial statements (the “Restatement Note”) and in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, included within this Form 10-K.

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

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Ernst & Young LLP’s report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting, is included in Part II, Item 9A of the Company’s 2004 Annual Report, which is being filed with the SEC contemporaneously with this report. Ernst & Young LLP issued an unqualified opinion on the Company’s consolidated financial statements for 2004, which is included in Part II, Item 8 of the Company’s 2004 Annual Report.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures as of December 31, 2005

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

The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2005. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, as well as our inability to timely file our fiscal 2005 Quarterly Reports on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

In light of the material weakness in internal control described below, we performed additional procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These steps included, among other actions, expansion of our year-end closing procedures, including performing detailed analyses of accounts and review of subsequent transactions to affirm year-end account balances, and dedication of significant internal resources and external consultants to validating financial statement account balances and disclosures.

These and other procedures resulted in the identification of accounting and audit adjustments to our consolidated financial statements for the year ended December 31, 2005. These adjustments also contributed to our restatement of previously filed consolidated financial statements for the years ended December 31, 2003 and 2002. The restatement adjustments are further described in the Restatement Note and in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

As a result of the additional procedures and related adjustments and restatements described above, management has concluded that the consolidated financial statements for the periods included in this Annual Report are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting as of December 31, 2005

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the effectiveness of our internal control over financial reporting, we identified the following material weakness in internal control over financial reporting as of December 31, 2005:

Financial statement close process. Internal controls over the financial statement close process were not effective and represented a material weakness in our internal control over financial reporting as of December 31, 2005. The primary factors contributing to this material weakness were:

•	We did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support, and that account reconciliations were properly prepared, reviewed and approved;

•	We did not properly analyze and document key assumptions and processes used in determining reserve balances for certain judgmental accounts, including credit memo reserves, allowance for doubtful accounts, obsolescence reserves, and accounts payable cut-offs;

•	We did not maintain effective controls over the recording of journal entries to ensure that journal entries were properly prepared with sufficient supporting documentation and were reviewed and approved by appropriate management;

•	We did not maintain sufficient written policies and procedures governing the financial statement close process; and

•	We did not maintain sufficient staffing with appropriate technical competence in the corporate finance and accounting functions.

As a result of the material weakness in our financial statement close process described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Ernst & Young LLP’s report on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 is set forth below. Ernst & Young LLP has issued an unqualified opinion on the Company’s consolidated financial statements for 2005, which is included in Part II, Item 8 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

United Rentals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Rentals, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness related to the financial statement close process identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

Financial statement close process. Internal controls over the financial statement close process were not effective and represented a material weakness in our internal control over financial reporting as of December 31, 2005. The primary factors contributing to this material weakness were:

•	The Company did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support, and that account reconciliations were properly performed, reviewed and approved;

•	The Company did not properly analyze and document key assumptions and processes used in determining reserve balances for certain judgmental accounts, including credit memo reserves, allowance for doubtful accounts, obsolescence reserves, and accounts payable cutoffs;

•	The Company did not maintain effective controls over the recording of journal entries, to ensure that journal entries were properly prepared with sufficient supporting documentation and were reviewed and approved by appropriate management;

•	The Company did not maintain sufficient written policies and procedures governing the financial statement close process; and

•	The Company did not maintain sufficient staffing with appropriate technical competence in the corporate finance and accounting functions.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 29, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that United Rentals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, United Rentals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/S/ ERNST & YOUNG LLP

New York, New York

March 29, 2006

Remediation of Material Weakness in Financial Statement Close Process

During 2006, the Company is implementing short-term enhancements to the financial close process to remediate the material weakness in internal control over financial reporting. These steps include:

•	Formalizing the account reconciliation and analysis processes to ensure accounts are properly analyzed and reconciled monthly;

•	Performing additional review and documentation of the assumptions and processes used in determining the reserve balances for judgemental accounts, including converting underlying system queries to production reports where practical;

•	Adopting measures to ensure that journal entries have been properly prepared with supporting documentation and approved by appropriate management;

•	Documenting policies and procedures governing the financial statement close process; and

•	Recruiting an experienced Corporate Controller and other additional staff for the corporate finance and accounting functions.

In addition to these short-term measures, in the first quarter 2006 the Company initiated a long-term, enterprise-wide finance transformation project to assess and improve various aspects of the Company’s financial operations and systems. Substantial improvements to the Company’s financial operations are expected to be achieved from this project over a twelve to eighteen month period.

Until the short-term remediation measures discussed above are completed, the material weakness in the financial statement close process will continue to exist. Management presently anticipates that the short-term changes necessary to remediate this material weakness will be in place by the end of the third quarter of 2006. Until such time that the remediation is effectively completed, we will rely on additional analyses and other detailed procedures to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The following information is disclosed pursuant to Item 1.01 of Form 8-K (Entry into a Material Definitive Agreement).

On March 29, 2006, the Company entered into a Separation Agreement and General Release with Joseph Ehrenreich, the Company’s former General Counsel and Vice President. The material terms of this agreement are described below in Item 11. A copy of the agreement is attached hereto as Exhibit 10(mmm).

On March 30, 2006, the Company entered into an agreement with Michael Kneeland, the Company’s executive vice president, operations, delaying the vesting of certain restricted shares from April 1, 2006 to May 1, 2006. A copy of the agreement is attached hereto as Exhibit 10(ooo).

On March 31, 2006, the Company and certain of its subsidiaries entered into an Amendment and Waiver with the Administrative Agents and the lenders under the New Credit Facility. The material terms of this agreement are described above in Item 7. A copy of the agreement is attached hereto as Exhibit 10(nnn).

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

Our last annual meeting of stockholders was held on May 20, 2004. All of the directors, other than Messrs. Papastavrou and Suwyn, have served since that time. We did not hold an annual meeting in 2005 because of the delay in filing our annual report on Form 10-K for 2004. Generally, the terms of Messrs. Hicks and McKinney and Ms. McAllister would have expired at the annual meeting of stockholders to be held in 2005; however, because we did not have such meeting, they will continue to serve as directors until their respective successors are elected.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an officer or employee of the Company or its subsidiaries. None of the members of our compensation committee had any relationship with the Company in fiscal 2004 or 2005 requiring disclosure under Item 402(j) of Regulation S-K promulgated under the Exchange Act.

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

Based solely upon review of the copies of such reports furnished to us and written representations from certain of our executive officers and directors that no other such reports were required, we believe that during the period from January 1, 2005 through December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with on a timely basis, and during the period from January 1, 2004 through December 31, 2004, all such requirements were complied with on a timely basis, except that Joseph B. Sherk, our former Corporate Controller, filed a late Form 4 relating to 8,358 shares of restricted stock awarded to him in April 2004, and Christian Weyer, who was then a member of our board of directors, filed a late Form 4 relating to 2,000 shares of common stock sold by him in April 2004.

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

Summary Compensation Table

The following table sets forth for the periods indicated below information concerning the compensation paid to our chief executive officer and our four most highly-compensated executive officers other than our CEO who served as executive officers as of the end of the fiscal year ended December 31, 2005 (including two persons who served as executive officers at year-end but no longer serve as executive officers). In addition, the table provides information concerning one person who ceased to be an executive officer in mid-year 2005, but would have been among the most highly compensated executive officers of the Company for the fiscal year ended December 31, 2005.

	Year	Annual Compensation					Long-term Compensation Awards
Name and Principal Position		Salary($)	Bonus($)(1)		Other Annual Compensation($)(2)		Restricted Stock Awards($)(3)		Securities Underlying Options		All Other Compensation($)(11)
Wayland R. Hicks Chief Operating Officer (until December 15, 2003) and Chief Executive Officer (from December 16, 2003)	2005 2004 2003 2002	550,000 550,000 475,000 450,000	— — 240,000 300,000	(4) (4)	12,100 12,891 76,000 —		— 3,458,000 — —	(5)	— — 325,000 —	(6)	45,500 47,880 11,400 12,000	(7) (7)

John N. Milne Former President, Chief Acquisition Officer and (from December 6, 2002) Chief Financial Officer (served until August 15, 2005)	2005 2004 2003 2002	378,286 550,000 388,000 335,000	— — 240,000 300,000	(4) (4)	15,854 23,006 133,000 —	(8)	— 2,766,400 — —	(5)	— — 300,000 —	(6)	1,647 3,988 11,400 11,400	(7) (7)

Michael J. Kneeland Executive Vice President—Operations (from September 23, 2003)(9)	2005 2004 2003	290,000 290,000 239,000	— — 176,000	(4)	— — —		— — 110,120		— — —		1,845 1,845 3,000	(7) (7)

Martin E. Welch III Executive Vice President and Chief Financial Officer (served as Interim Chief Financial Officer from September 12, 2005 until March 7, 2006)	2005 2004 2003	346,154 — —	— — —		— — —		— — —		— — —		203 — —	(7)

Joseph Ehrenreich Former Vice President and General Counsel (from September 1, 2004 to March 29, 2006)	2005 2004 2003 2002	428,338 135,673 — —	— 367,000 — —	(10)	— — — —		— 1,139,400 — —	(12)	— — — —		106,571 69 — —	(7) (7)

Joseph B. Sherk Former Corporate Controller (served until January 25, 2006)	2005 2004 2003 2002	253,229 246,000 241,454 240,000	106,720 — — —		— — — —		— 343,078 226,535 75,013	(13)	— 10,000 — 18,750		10,666 10,545 17,042 105,178	(7) (7)

(1)	Bonuses for 2004 and 2005 for Messrs. Hicks, Milne and Kneeland are pending approval by the compensation committee upon completion of the 2004 and 2005 financial statements.
(2)	Under SEC rules, perquisites and other personal benefits paid to an executive are not required to be reported, unless the aggregate amount exceeds the lesser of (a) $50,000 and (b) 10 percent of the executive’s annual salary plus bonus. The amounts in this column represent personal use of company aircraft valued, in accordance with SEC rule, based on the incremental cost to us of providing such perquisite, taking into account any portion of such costs that the executive is required to pay or reimburse.
(3)

The dollar value shown in the table represents the number of shares of restricted stock and/or units awarded multiplied by the closing price of our unrestricted common stock on the New York Stock Exchange on the date of grant. The vesting requirements relating to such shares and/or units are described under “— Certain Employment Arrangements.” Dividends are paid on shares of restricted common stock but not with respect to restricted stock units. The following table shows the aggregate restricted share holdings of the executives on this table as of December 31, 2004 and December 31, 2005. The values are based on the last closing price of our stock for the year.

	As of December 31, 2004		As of December 31, 2005
Executive	Number of Shares	Value	Number of Shares	Value
Wayland R. Hicks	700,000	$13,230,000	633,334	$14,813,682
John N. Milne	160,000	$3,024,000	—	—
Michael Kneeland	30,541	$577,225	22,624	$529,175
Joseph Ehrenreich(a)	60,000	$1,134,000	60,000	$1,403,400
Joseph B. Sherk	47,724	$901,984	47,724	$1,116,264

(a)	Pursuant to Mr. Ehrenreich’s Separation Agreement and General Release, 30,000 of his restricted shares will be forfeited unless they have vested due to a change in control of the Company (as defined in the agreement) prior to September 1, 2006.

(4)	The executive’s bonus was paid 50 percent in cash and 50 percent in stock (valued at the closing price of our common stock on the New York Stock Exchange on the date the bonus was approved).
(5)	In 2004, Mr. Hicks and Mr. Milne were awarded 200,000 restricted stock units and 160,000 restricted stock units, respectively, under our 2001 Senior Stock Plan. Upon vesting, these restricted stock units will be settled with shares of our common stock on a one-for-one basis. As a result, each restricted stock unit is essentially equivalent to a single share of our common stock.

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

$20.00 for 50,000 options and $15.00 for 50,000 options and (ii) for the options held by Mr. Milne, the exercise price is $21.9375.
(7)	The other compensation for each executive in each of 2005 and 2004, as applicable, included the following: Mr. Hicks ($44,000 for supplemental insurance coverage in 2005 and $2,263 for car allowance, $44,000 for supplemental insurance coverage and $117 in non-cash awards in 2004); Mr. Milne ($147 in non-cash awards in 2005 and $2,263 for car allowance and $225 for group term life insurance coverage in 2004); Mr. Kneeland ($345 for group term life insurance coverage in 2005 and $345 for group term life insurance coverage in 2004); Mr. Welch ($174 for group term life insurance coverage and $29 in non-cash awards in 2005); Mr. Ehrenreich ($94,958 for relocation expenses, $11,388 for supplemental insurance coverage and $225 for group term life insurance coverage in 2005 and $69 for group term life insurance coverage in 2004); and Mr. Sherk ($8,400 for car allowance, $645 for group term life insurance coverage and $121 in non-cash awards in 2005 and $8,400 for car allowance and $645 for group term life insurance coverage in 2004).
(8)	In 2005 Mr. Milne reimbursed us $64,929 for personal use of company aircraft.
(9)	Mr. Kneeland was not an executive officer prior to being appointed Executive Vice President—Operations in 2003.
(10)	The executive’s bonus included a signing bonus of $175,000 and an additional bonus of $192,000.
(11)	Other compensation includes $1,500 per year of matching 401k contributions for each year shown on the table for each of Messrs. Hicks, Milne and Kneeland and for each year other than 2002 for Mr. Sherk.
(12)	Mr. Ehrenreich received 60,000 shares of restricted stock in 2004. 15,000 of the shares are scheduled to vest on each of April 1, 2006, September 1, 2006, September 1, 2007 and December 1, 2008. The vesting will be accelerated in the event of a change in control of the Company. Because Mr. Ehrenreich is expected to terminate employment on September 1, 2006, pursuant to a Separation Agreement and General Release, the last 30,000 shares will only vest if there is a change of control before September 1, 2006.
(13)	Mr. Sherk was granted 19,358 shares of restricted stock in 2004. 11,000 shares will vest on July 30, 2007 and 8,358 shares will vest on October 1, 2007.

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

On August 22, 2005, we amended our restricted stock grant agreement with Mr. Ehrenreich. Pursuant to this amendment, the vesting date with respect to 15,000 restricted shares held by Mr. Ehrenreich was delayed from September 1, 2005 to April 1, 2006. On September 22, 2005, we amended our restricted stock grant agreements with each of Mr. Kneeland and Mr. Sherk. Pursuant to each of these amendments, the vesting dates with respect to 10,237 and 2,884 restricted shares held by Messrs. Kneeland and Sherk, respectively, were each delayed from October 1, 2005 to April 1, 2006. On March 30, 2006, we amended our restricted stock grant agreement with Mr. Kneeland to delay the vesting dates with respect to such shares from April 1, 2006 to May 1, 2006.

Options Grant Table

The following table sets forth additional information concerning stock option grants made during fiscal 2004 to the executive officers named in the Summary Compensation Table. In accordance with SEC disclosure rules, the hypothetical gains, or “option spreads,” for each option grant are shown based on compound annual rates of stock price appreciation of 5 percent and 10 percent from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustration purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company’s future performance and prospects. The options were issued under the United Rentals, Inc. 2001 Senior Stock Plan at an exercise price equal to the market price on the grant date. The Company has not granted any stock appreciation rights. The Company did not grant any stock options to executive officers in 2005, so no table is included for that year.

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

Fiscal Year-End Option Values

The following tables summarize the number and value of all options held by the executive officers named in the Summary Compensation Table above as of December 31, 2004 and December 31, 2005. None of these officers exercised options in 2004 or 2005.

Value of Options as of December 31, 2004

	Number of Securities Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Wayland R. Hicks	525,000	0	$1,487,000	n/a
John N. Milne	450,000	0	$969,375	n/a
Martin E. Welch III	n/a	n/a	n/a	n/a
Michael J. Kneeland	58,333	0	$68,665	n/a
Joseph Ehrenreich	n/a	n/a	n/a	n/a
Joseph B. Sherk	42,500	16,250	$144,250	$63,925

(1)	The Value shown is the value of the shares subject to the options as of December 31, 2004, less the exercise price for those options.

Value of Options as of December 31, 2005

	Number of Securities Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Wayland R. Hicks	525,000	0	$3,105,250	n/a
John N. Milne	450,000	0	$2,078,625	n/a
Martin E. Welch III	n/a	n/a	n/a	n/a
Michael J. Kneeland	58,333	0	$128,530	n/a
Joseph Ehrenreich	n/a	n/a	n/a	n/a
Joseph B. Sherk	53,750	5,000	$446,113	$25,850

(1)	The Value is the value of the shares subject to the options as of December 31, 2005, less the exercise price for those options.

Long-Term Incentive Plans—Awards in Last Fiscal Year

Long-Term Incentive Plan Awards in Fiscal 2004

Name	Number of Shares, Units or Other Rights (#)(1)	Performance or Other Period Until Maturation or Payout(2)	Estimated Future Payouts under Non-Stock Price-Based Plans
			Target(3)	Maximum(4)
Wayland R. Hicks	275,000	3 years	$2,645,500	$13,337,500
John N. Milne	275,000	3 years	$2,645,500	$13,337,500
Michael J. Kneeland	35,000	3 years	$336,700	$1,697,500
Joseph Ehrenreich	25,000	3 years	$240,500	$1,212,500
Joseph B. Sherk	7,500	3 years	$72,150	$363,750

(1)	The units are granted under the United Rentals, Inc. Long Term Incentive Plan. The value of a unit is zero at grant and increases (or decreases) as of each December 31, based on the extent to which the Company’s earnings-per-share (as adjusted pursuant to the Plan) for that year exceeds or is less than the earnings-per-share in the year preceding the grant (the “Base Year”). The unit value is increased or decreased by an amount equal to the product of (i) the last closing price of a share of our common stock in the Base Year and (ii) 80% of the percentage by which earnings-per-share exceeds or is less than the earnings-per-share for the Base Year. The units will be paid in cash after the December 31 coinciding with or closest to the date the units vest. The actual payment date will be after the compensation committee certifies the earnings-per-share levels. The units granted in 2004 were granted as of January 1, 2004.
(2)	The units were granted as of January 1, 2004 and vest at the end of 3 years, on December 31, 2006, subject to earlier vesting or forfeiture in certain circumstances.
(3)	In accordance with SEC rules, the Target amounts shown on the table are based on the $9.62 value of a unit as of December 31, 2004 (based on the Company’s earnings-per-share for 2004). However, the actual payment of the LTIP awards generally will not take place until after December 31, 2006 and may differ substantially from these amounts, depending on the Company’s earnings-per-share for 2005 and 2006. As of December 31, 2005, each unit granted in 2004 had a value of $32.84, so that Mr. Hicks’ units had a value of $9,031,000, Mr. Kneeland’s units had a value of $1,149,400, Mr. Ehrenreich’s units had a value of $821,000 and Mr. Sherk’s units had a value of $246,300. The Company terminated Mr. Milne’s employment in 2005 and all of his units were forfeited. Pursuant to Mr. Ehrenreich’s Separation Agreement and General Release, the Company will pay him $1,212,500 (the Maximum amount for his LTIP units) in lieu of the actual payments for the LTIP units.
(4)	The Maximum amounts shown are based on a $48.50 per-unit value, the maximum permitted for the LTIP units granted in 2004.

Compensation of Directors

Director Fees

Directors who are also executive officers of our Company are not paid additional compensation for serving as directors. The compensation for our non-executive directors is as follows:

Compensation Arrangements in 2006. The compensation arrangements for 2006 are as follows:

•	annual retainer fees of (i) $40,000 for serving as director, (ii) $10,000 for serving as chairman of each of the audit committee and the Special Committee, and (iii) $5,000 for serving as chairman of any other committee;

•	meeting attendance fees of (i) $1,500 for each board meeting, (ii) $2,000 for each audit committee and Special Committee meeting, and (iii) $1,500 for each other committee meeting; and

•	annual grant of options to purchase 3,000 shares of our common stock at an exercise price equal to the market value of the stock at the time of grant. The options are fully vested at grant, but shares purchased under the option may not be transferred until the restriction expires, which occurs with respect to one third of the shares on each of the first three anniversaries of grant.

Compensation Arrangements in 2005. The compensation arrangements for 2005 were as follows:

•	annual retainer fees of (i) $40,000 for serving as director, (ii) $10,000 for serving as chairman of the audit committee and $10,000 for serving as chairman of the Special Committee, and (iii) $5,000 for serving as chairman of any other committee;

•	meeting attendance fees of (i) $1,500 for each board meeting, (ii) $2,000 for each audit committee meeting and each Special Committee meeting, and (iii) $1,500 for each other committee meeting; and

•	annual grant of options to purchase 3,000 shares of our common stock at an exercise price equal to the market value of the stock at the time of grant. The options are fully vested at grant, but shares purchased under the option may not be transferred until the restriction expires, which occurs with respect to one third of the shares on each of the first three anniversaries of grant.

Compensation Arrangements in 2004. The compensation arrangements for 2004 were as follows:

•	annual retainer fees of (i) $40,000 for serving as director, (ii) $10,000 for serving as chairman of the audit committee, and (iii) $5,000 for serving as chairman of any other committee;

•	meeting attendance fees of (i) $1,500 for each board meeting, (ii) $2,000 for each audit committee meeting, and (iii) $1,500 for each other committee meeting; and

•	annual grant of options to purchase 3,000 shares of our common stock at an exercise price equal to the market value of the stock at the time of grant. The options are fully vested at grant, but shares purchased under the option may not be transferred until the restriction expires, which occurs with respect to one third of the shares on each of the first three anniversaries of grant.

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

Mr. Welch

Martin E. Welch served as interim Chief Financial Officer of the Company from September 12, 2005 until March 7, 2006, when we appointed Mr. Welch as Executive Vice President and Chief Financial Officer of the Company. In connection with this appointment, we entered into an employment agreement with Mr. Welch on March 7, 2006, which superseded his interim employment agreement. Certain terms of our agreement and related compensation arrangements are set forth below.

Base Salary. Mr. Welch will be paid a base salary at the annual rate of $525,000. Upon recommendation of the Chief Executive Officer, the compensation committee may determine in its sole discretion to increase, but not decrease, the base salary.

Signing Bonus. Mr. Welch will receive a signing bonus of $51,924 on March 31, 2006.

Completion Bonus. Mr. Welch will be eligible for a bonus of $250,000 within 30 days after we file our 2004 annual report on Form 10-K with the SEC.

Annual Bonus. Mr. Welch will be eligible to receive an annual cash incentive bonus pursuant to the terms of the Annual Incentive Compensation Plan. The Target Allocation, as defined in the plan, will be 90 percent of base salary. The maximum incentive opportunity shall be 125 percent of base salary. The performance goals shall be determined by the compensation committee.

Relocation Allowance. We will pay Mr. Welch a relocation allowance equal to $7,500 per month (on an after-tax basis) for expenses incurred by him for temporary living arrangements for one year following his appointment as Chief Financial Officer.

Restricted Stock Units. The Company stated its non-binding intention to grant Mr. Welch an aggregate of 190,000 restricted stock units, subject to certain vesting criteria, at such time as permitted by applicable law and exchange rules.

Benefits. Mr. Welch shall be entitled to participate in, to the extent he is otherwise eligible under the terms thereof, the benefit plans and programs, and receive the benefits and perquisites, generally provided by us to executives of the Company, including without limitation family medical insurance (subject to applicable employee contributions). Mr. Welch shall be entitled to 20 vacation days per year, such days to be accrued in accordance with Company policy. Without limiting the foregoing, Mr. Welch may in the future be eligible for consideration of an award of units under our Long-Term Incentive Plan, any such award being subject to the approval of the Committee (as such term is defined in the plan).

Termination and Severance. Mr. Welch will be employed by us at will, and we or Mr. Welch may at any time terminate the employment relationship for any reason or no reason, with or without cause. However, if we terminate Mr. Welch’s employment without Cause or he resigns for Good Reason (as such terms are defined in his employment agreement), we are required to pay him (i) the Signing Bonus and Completion Bonus referred to above, if he has not previously been paid such bonuses, (ii) severance equal to 190 percent of Mr. Welch’s base salary (such percentage equal to the sum of 100 percent of his base salary and the Target Allocation provided for in the employment agreement) and (iii) if such termination occurs prior to the one-year anniversary of the date of the employment agreement, the continued payment of the relocation allowance to which Mr. Welch would have been entitled under the agreement through the end of such period.

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

Mr. Kneeland

Michael Kneeland is our executive vice president—operations. Mr. Kneeland is currently being paid base salary at the annual rate of $290,000. In addition, he will be eligible to receive an annual cash incentive bonus under our Annual Incentive Compensation Plan. Mr. Kneeland’s Target Allocation, as defined in the Plan, will be 100 percent of base salary. The maximum incentive opportunity shall be 125 percent of base salary. Mr. Kneeland was awarded 35,000 units under our Long-Term Incentive Plan in 2004. If we terminate Mr. Kneeland’s employment without Cause (as defined in the agreement), we must continue to pay him his base salary for 12 months or, if earlier, until he accepts other employment. If Mr. Kneeland is terminated without Cause, we may elect to accelerate the vesting of any of Mr. Kneeland’s unvested stock options, restricted stock or units under our Long-Term Incentive Plan. If we choose to accelerate the vesting of these securities, we will offset the cash equivalent of such vested securities (to be calculated as of the close of business on the date of accelerated vesting) against the payment of Mr. Kneeland’s base salary pursuant to the prior sentence.

Mr. Sherk

We and Joseph Sherk, our former Corporate Controller, entered into an employment agreement in June 2004. We subsequently entered into an agreement and general release with Mr. Sherk in March 2006. Effective as of January 2006, Mr. Sherk ceased to be Vice President, Corporate Controller of the Company. Mr. Sherk will continue to serve as a vice president of the Company.

Mr. Sherk’s base salary is $255,840 per annum. Mr. Sherk will not receive a bonus for 2005. With respect to 2006 and thereafter, he may be eligible to receive a discretionary bonus in an amount not to exceed 60% of his base salary, provided he is employed by us on the date such bonuses are paid. Mr. Sherk will continue to be employed by us at will, and we or Mr. Sherk may at any time terminate his employment for any reason or no reason, with or without cause. All unvested stock options and unvested restricted stock issued to Mr. Sherk prior to June 1, 2004 shall automatically vest upon a Change of Control (as defined in the June 2004 employment agreement) that occurs while is he employed by the Company.

Pursuant to the 2006 agreement, Mr. Sherk shall retain, subject to meeting any applicable vesting requirements (i) shares of restricted grant previously granted to him (ii) certain options previously granted to him,. and (iii) 7,500 units previously awarded to him under the Company’s Long-Term Incentive Plan, in exchange for Mr. Sherk’s promises made in such agreement (including Mr. Sherk’s release of claims against the Company and related parties, his continuing obligations under the 2004 employment agreement and his obligations regarding nondisparagement and cooperation with the Company). Mr. Sherk forfeited 5,000 options granted in December 2004.

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

Equity Compensation Plan Information

The Company has six equity compensation plans as of December 31, 2005. See note 14 to the notes to consolidated financial statements of the Company included in this report for additional information regarding these plans. The following tables give information about the Company’s equity compensation plans as of December 31, 2004 and December 31, 2005.

Information as of December 31, 2004

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	7,570,566	$19.25	1,736,854	(1)
Equity compensation plans not approved by stockholders(2)	3,720,613	$20.88	936,784	(3)

	11,291,179		2,673,638

(1)	In addition to options, warrants and rights, the 1997 Performance Award Plan authorizes the issuance of restricted stock, performance shares and stock bonuses, and the 2001 Senior Stock Plan authorizes the issuance of restricted stock and stock units.
(2)	The Company’s equity compensation plans that have not been approved by its stockholders are the 2001 Stock Plan and the 1998 Supplemental Stock Option Plan. For further information about these plans, see note 14 to the notes to consolidated financial statements of the Company included elsewhere in this report.
(3)	In addition to options, warrants and rights, the 2001 Stock Plan authorizes the issuance of restricted stock and stock units.

Information as of December 31, 2005

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	7,108,899	$19.36	2,367,360	(1)
Equity compensation plans not approved by stockholders(2)	3,357,285	$21.14	1,250,637	(3)

	10,466,184		3,617,997

(1)	In addition to options, warrants and rights, the 1997 Performance Award Plan authorizes the issuance of restricted stock, performance shares and stock bonuses, and the 2001 Senior Stock Plan authorizes the issuance of restricted stock and stock units.
(2)	The Company’s equity compensation plans that have not been approved by its stockholders are the 2001 Stock Plan and the 1998 Supplemental Stock Option Plan. For further information about these plans, see note 14 to the notes to consolidated financial statements of the Company included elsewhere in this report.
(3)	In addition to options, warrants and rights, the 2001 Stock Plan authorizes the issuance of restricted stock and stock units.

Security Ownership of Certain Beneficial Owners and Management

The table below and the notes thereto set forth as of March 16, 2006 (unless otherwise indicated in the footnotes), certain information concerning the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of our common stock by (i) each director and executive officer of our company, (ii) all executive officers and directors of our company as a group and (iii) each person known to us to be the owner of more than 5 percent of our common stock. The table does not include information for Mr. Milne, a former executive officer, because he is no longer with the Company and information concerning his beneficial ownership is not available to the Company.

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned (2)(3)		Percent of Common Stock Owned (2)
Bradley S. Jacobs	5,673,955	(4)	7.0%
Wayland R. Hicks	1,122,825	(5)	1.4%
Martin E. Welch III	0		—
Michael J. Kneeland	121,083	(6)	*
Joseph Ehrenreich	60,000	(7)	*
Leon D. Black	38,644	(8)	*
Howard L. Clark, Jr.	7,000	(9)	*
Michael S. Gross	38,644	(10)	*
Singleton B. McAllister	6,000	(11)	*
Brian D. McAuley	10,000	(12)	*
John S. McKinney	684,421	(13)	*
Jason D. Papastavrou	0		—
Mark A. Suwyn	4,500	(14)	*
Gerald Tsai, Jr.	9,786	(15)	*

All executive officers and directors as a group (14 persons)	7,776,858	(16)	9.4%

Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P	17,177,833	(17)	18.5%
Barclay’s Global Investors Japan Trust and Banking Company Limited	4,036,785	(18)	5.2%
Colburn Music Fund and The Colburn School	11,660,797	(19)	15.0%
Dimensional Fund Advisors Inc.	4,413,866	(20)	5.7%
U.S. Trust Corporation, United States Trust Company of New York and U.S. Trust Company, N.A	6,620,877	(21)	8.5%

*	Less than 1 percent.
(1)	Unless otherwise indicated in the footnotes to the table, our address is c/o the Company at Five Greenwich Office Park, Greenwich, Connecticut 06831.
(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	In certain cases, includes securities owned by one or more entities controlled by the named holder.
(4)	Consists of 1,911,281 outstanding shares, 3,671,000 shares issuable upon the exercise of currently exercisable warrants and 91,674 shares issuable upon conversion of QUIPS issued by a subsidiary trust. Excludes the following shares that are held by a marital trust” (i) 1,329,000 shares issuable upon the exercise of currently exercisable warrants and (ii) 2,650,000 shares issuable upon the exercise of currently exercisable options. The institutional trustee of such trust is not affiliated with Mr. Jacobs and controls the voting and disposition of such shares.
(5)	Consists of 597,825 outstanding shares and 525,000 shares issuable upon the exercise of currently exercisable options.

(6)	Consists of 62,750 outstanding shares and 58,333 shares issuable upon the exercise of currently exercisable options.
(7)	Consists of 60,000 outstanding shares.
(8)	Consists of 2,644 outstanding shares and 36,000 shares issuable upon the exercise of currently exercisable options. Mr. Black disclaims beneficial ownership of certain shares as described in footnote 17.
(9)	Consists of 1,000 outstanding shares and 6,000 shares issuable upon the exercise of currently exercisable options.
(10)	Consists of 2,644 outstanding shares and 36,000 shares issuable upon exercise of currently exercisable options. Mr. Gross disclaims beneficial ownership of certain shares as described in footnote 17.
(11)	Consists of 6,000 shares issuable upon the exercise of currently exercisable options.
(12)	Consists of 4,000 outstanding shares and 6,000 shares issuable upon the exercise of currently exercisable options.
(13)	Consists of 18,076 outstanding shares, 660,157 shares issuable upon the exercise of currently exercisable options and 6,188 shares issuable upon conversion of QUIPS issued by a subsidiary trust.
(14)	Consists of 4,500 shares issuable upon the exercise of currently exercisable options.
(15)	Consists of 3,786 outstanding shares and 6,000 shares issuable upon the exercise of currently exercisable options.
(16)	Consists of 2,664,006 outstanding shares, 3,671,000 shares issuable upon the exercise of currently exercisable warrants, 1,343,990 shares issuable upon the exercise of currently exercisable options and 97,862 shares issuable upon conversion of QUIPS issued by a subsidiary trust.
(17)	Consists of 1,844,500 outstanding shares, 12,000,000 shares issuable upon conversion of outstanding shares of our Series C Preferred and 3,333,333 shares issuable upon conversion of outstanding shares of our Series D-1 Preferred. Of the shares indicated, (i) 16,297,171 shares are owned by Apollo Investment Fund IV, L.P. (“AIFIV”) and (ii) 880,662 shares are owned by Apollo Overseas Partners IV, L.P. (“Overseas IV”). Apollo Advisors IV, L.P. (“Advisors IV”) is the general partner of AIFIV and the managing general partner of Overseas IV. Apollo Capital Management IV, L.P. (“Capital Management IV”) is the general partner of Advisors IV. The directors and principal executive officers of Capital Management IV are Leon D. Black and John J. Hannan. Messrs. Black and Hannan are also limited partners of Advisors IV. Messrs. Black, Gross and Hannan disclaim beneficial ownership of the shares owned by AIFIV and Overseas IV. The address of both AIFIV and Overseas IV is c/o Apollo Advisors IV, L.P., Two Manhattanville Road, Purchase, New York 10577.
(18)	The share ownership information for Barclay’s Global Investors Japan Trust and Banking Company Limited (“Barclay’s”) is as of January 31, 2006 and is based on information in a Schedule 13G filed by Barclay’s. Barclay’s has sole voting power with respect to 3,709,737 of the indicated shares. Barclay’s is a bank and its address is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012 Japan.
(19)	The share ownership information for Colburn Music Fund and The Colburn School is as of February 14, 2005 and is based on information in a Schedule 13G filed by Colburn Music Fund and The Colburn School. Colburn Music Fund has sole voting power with respect to 8,745,797 shares, and The Colburn School has sole voting power with respect to 2,915,000 shares. Colburn Music Fund’s address is 1000 Wilshire Blvd., Suite 340, Los Angeles, California 90017. The Colburn School’s address is 200 South Grand Avenue, Los Angeles, California 90012.
(20)	The share ownership information for Dimensional Fund Advisors Inc. (“Dimensional”) is as of February 1, 2006 and is based on information in a Schedule 13G filed by Dimensional. Dimensional has sole dispositive power and voting power with respect to the indicated shares. Such shares are owned by various clients of Dimensional for whom Dimensional serves as an investment advisor. Dimensional’s address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(21)	The share ownership information for U.S. Trust Corporation (“UST”), United States Trust Company of New York (“USTC”) and U.S. Trust Company, N.A. (“USTCNA”) is based on information in a Schedule 13G filed by UST, USTC and USTCNA on February 14, 2006. UST, USTC and USTCNA hold the shares in their capacity as fiduciaries and/or agents for their customers, and report sole voting power over 1,536,025 of these shares, and shared voting power over 825 of these shares. The address of UST, USTC and USTCNA is 114 West 47th St., New York, New York 10036.

Item 13.	Certain Relationships and Related Transactions

We have from time to time purchased equipment and parts from, and sold equipment to, Terex Corporation (“Terex”). One of our former directors, Ronald M. DeFeo, who was a director of ours from October 1997 until June 2005, is chief executive officer, president and a director of Terex. We purchased equipment and parts from Terex in the aggregate of approximately $157 and $124 million during fiscal 2005 and 2004, respectively. We also sold equipment to Terex of approximately $7 and $12 million during 2005 and 2004, respectively. In 2006, we expect to purchase equipment from, and sell equipment to, Terex in amounts similar to those in the past.

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

In connection with the audit of the 2005 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP has performed audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table sets forth the fees paid or accrued by the Company for the audit and other services provided by Ernst & Young for fiscal 2005, 2004 and 2003.

	2005	2004	2003
Audit Fees	$8,470,000	$6,217,500	$2,657,000
Audit-Related Fees	650,000	447,000	0
Tax Fees	404,000	423,000	585,000
All Other Fees	0	341,000	0

Total	$9,524,000	$7,428,500	$3,242,000

Audit Fees. Audit fees consist of fees paid for the integrated audit of our annual financial statements, review of the financial statements included in our reports on form 10-Q, and other services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Audit related fees consist of fees for services, other than the services described under “Audit Fees,” above, that are reasonably related to the audit of our annual financial statements and review of the financial statements included in our reports on form 10-Q. These fees were primarily for Sarbanes-Oxley Section 404 assistance, services related to the SEC investigation and services related to the company’s employee benefit plans in fiscal 2005, 2004 and 2003.

Tax Fees. Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. The tax fees included (1) tax planning fees in fiscal 2005, 2004 and 2003 of $162,000, $117,000 and $235,000 respectively, and (2) assistance with Department of Labor and IRS projects related to the Company’s benefit plans in fiscal 2005, 2004 and 2003 of $252,000, $306,000 and $350,000, respectively.

All Other Fees. Fees for all other services not included above totaled $0, $341,000 and $0 in fiscal 2005, 2004 and 2003, respectively, principally including assistance with Sarbanes-Oxley.

As indicated above, in addition to auditing and reviewing our financial statements, Ernst & Young LLP provided us with other services in fiscal 2005, 2004 and 2003. The audit committee has determined that the provision of these other services is compatible with maintaining the independence of Ernst & Young LLP.

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

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statements

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2005, 2004 and 2003

United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2005, 2004, 2003, and 2002

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, 2003, and 2002

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, 2003, and 2002

Notes to consolidated financial statements

(2) Schedules to the financial statements

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

Exhibit Number		Description of Exhibit
2	(a)	Amended and Restated Agreement and Plan of Merger dated as of August 31, 1998, among United Rentals, Inc., UR Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

Exhibit Number		Description of Exhibit
3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4	(a)	Form of certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)

4	(b)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(c)	Amended and Restated Trust Agreement dated August 5, 1998 among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(d)	Indenture dated August 5, 1998 by and between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(e)	Supplement relating to the QUIPs securities (incorporated by reference to Exhibit 4.5 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(f)	Guarantee Agreement dated August 5, 1998 between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(g)	Form of Certificate representing 6 1/2 percent Convertible Quarterly Income Preferred Securities (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(h)	Form of Certificate representing 6 1/2 percent Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(i)	Consent Solicitation Statement (QUIPs) (incorporated by reference to Exhibit 99.4 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(j)	Consent Form (QUIPs) (incorporated by reference to Exhibit 99.5 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(k)	Consent Solicitation Statement (QUIPs) (incorporated by reference to Exhibit 99.4 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(l)	Consent Form (QUIPs) (incorporated by reference to Exhibit 99.5 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(m)	Indenture dated October 31, 2003 among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

Exhibit Number		Description of Exhibit
4	(n)	Supplemental Indenture relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(o)	Indenture dated November 12, 2003 among United Rentals (North America), Inc., the Guarantors named therein, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(p)	Supplemental Indenture relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(q)	Indenture dated as of January 28, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(r)	Supplemental Indenture relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(s)	Indenture dated as of February 17, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(t)	Supplemental Indenture relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(u)	Consent Solicitation Statement (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(v)	Consent Form (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.3 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(w)	Consent Solicitation Statement (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(x)	Consent Form (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.3 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(y)	Form of Registration Rights Agreement relating to the Series B Perpetual Convertible Preferred Stock between United Rentals, Inc. and Chase Equity Associates, LP (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

4	(z)	Amended and Restated Registration Rights Agreement relating to Series A Perpetual Convertible Preferred Stock and Series B Perpetual Convertible Preferred Stock among United Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV, LP and Apollo Overseas Partners IV, LP (incorporated by reference to exhibit D of the United Rentals, Inc. Proxy Statement dated July 22, 1999)

4	(aa)	Registration Rights Agreement dated as of October 31, 2003, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and the initial purchasers named therein (incorporated by reference to Exhibit 4(c) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

Exhibit Number		Description of Exhibit
4	(bb)	Registration Rights Agreement dated as of November 12, 2003, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4(d) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(cc)	Registration Rights Agreement dated as of January 28, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(dd)	Registration Rights Agreement dated as of February 17, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(a)	Amended and Restated Credit Agreement dated as of February 13, 2004, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. l), ULC, the lenders party thereto, JPMorgan Chase Bank, as US Administrative Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.5 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(b)	Amendment and Waiver dated as of March 21, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No.1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Bank, Toronto Branch (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Report on Form 8-K filed on March 24, 2005)

10	(c)	Amendment, dated as of June 22, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No.1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on June 24, 2005)

10	(d)	Amendment, dated as of November 2, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No.1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A.,Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on November 14, 2005)

10	(e)	Form of Warrant Agreement (incorporated by reference to exhibit 10(c) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡(1), together with an Amendment thereto dated December 4, 2003 (incorporated by reference to Exhibit 10(b) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003)‡

10	(f)	1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(g)	1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)‡

10	(h)*	1998 Supplemental Stock Option Plan of United Rentals, Inc. (as amended and restated)

10	(i)	2001 Senior Stock Plan of United Rentals, Inc. (incorporated by reference to Appendix B to United Rentals, Inc. Definitive Proxy Statement dated April 30, 2001)‡

10	(j)	Amendment to 2001 Senior Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 10(k) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 2004)‡

10	(k)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458)‡

Exhibit Number		Description of Exhibit
10	(l)	Deferred Compensation Plan for Directors of United Rentals, Inc. (incorporated by reference to Exhibit 4.8 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-116882)‡

10	(m)	Form of United Rentals, Inc., Annual Incentive Compensation Plan (incorporated by reference to Appendix B to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)‡

10	(n)	Form of United Rentals, Inc., Long-Term Incentive Plan (incorporated by reference to Appendix C to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)‡

10	(o)	Form of Amendment to United Rentals, Inc. Long-Term Incentive Plan dated September 22, 2004 (incorporated by reference to exhibit 99.3 of United Rentals, Inc. Report on Form 8-K filed September 28, 2004) ‡

10	(p)	United Rentals, Inc. Restricted Stock Unit Deferral Plan (incorporated by reference to Exhibit 10(g) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended June 30, 2004)‡

10	(q)	Employment Agreement dated April 8, 2004, between United Rentals, Inc. and John N. Milne (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and John N. Milne) (incorporated by reference to exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(r)	Employment Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks) (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(s)	Service agreement dated as of December 4, 2003 between United Rentals, Inc. and Bradley S. Jacobs (incorporated by reference to Exhibit 10(r) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003)‡

10	(t)	Employment Agreement dated July 20, 2004, between United Rentals, Inc. and Joseph Ehrenreich (having attached as Exhibit A thereto a form of Restricted Stock Agreement between United Rentals, Inc. and Joseph Ehrenreich) (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2004)‡

10	(u)	Amendment Agreement dated as of August 22, 2005, between United Rentals, Inc., and Joseph Ehrenreich (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡

10	(v)	Form of agreement dated as of July 21, 2004, between United Rentals, Inc. and John S. McKinney (incorporated by reference to exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2004)‡

10	(w)	Employment Agreement, dated as of September 12, 2005, between the Company and Martin Welch III (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(x)	Subscription Agreement dated November 14, 1997, from Wayland R. Hicks (Incorporated by reference to exhibit 10(r) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(y)	Senior Restricted Stock Agreement with Bradley S. Jacobs, dated June 5, 2001 (incorporated by reference to Exhibit 10.1 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

Exhibit Number		Description of Exhibit
10	(z)	Senior Restricted Stock Agreement with Wayland R. Hicks, dated June 5, 2001 (incorporated by reference to Exhibit 10.2 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(aa)	Senior Restricted Stock Agreement with John N. Milne, dated June 5, 2001 (incorporated by reference to Exhibit 10.3 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(bb)	Letter Agreement with Bradley S. Jacobs, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(cc)	Letter Agreement with John N. Milne, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(dd)	Letter Agreement with Wayland R. Hicks, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(ee)	Option Agreement dated September 22, 2004, between the Company and Mark A. Suwyn (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

10	(ff)	Form of directors option agreement of United Rentals, Inc. (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 8, 2005)‡

10	(gg)	Sarbanes-Oxley Blackout Notice to Directors and Executive Officers (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 16, 2005)‡

10	(hh)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Michael Kneeland (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

10	(ii)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Joseph Sherk (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

10	(jj)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10(f) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(kk)	Indemnification Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(ll)	Form of Indemnification Agreement for executive officers and directors (an agreement in this form was entered into with Wayland Hicks, Joseph Ehrenreich, Michael Kneeland, Leon Black, Howard Clark, Ronald DeFeo, Michael Gross, Singleton McAllister, Brian McAuley, John McKinney and Gerald Tsai) (incorporated by reference to exhibit 10(d) to United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)‡

10	(mm)	Indemnification Agreement dated as of September 22, 2004, between the Company and Mark A. Suwyn (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

Exhibit Number		Description of Exhibit
10	(nn)	Indemnification Agreement dated as of June 7, 2005, between United Rentals, Inc. and Jason D. Papastavrou (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed June 7, 2005)‡

10	(oo)	Indemnification Agreement, dated as of September 12, 2005, between the Company and Martin Welch III (incorporated by reference to exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(pp)	Form of Indemnification Agreement entered into as of August 22, 2005 with Alfred Colangelo, vice president finance; Elliot Mayer, vice president treasurer; and Joseph Sherk, vice president and corporate controller (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡

10	(qq)	Preferred Stock Purchase Agreement dated December 21, 1998 between United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to exhibit 10(y) of the United Rentals, Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998)

10	(rr)	Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock, dated June 28, 1999, among United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., together with an Amendment dated as of July 16, 1999 (incorporated by reference to exhibit C of the United Rentals, Inc. Proxy Statement dated July 22, 1999)

10	(ss)	Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock dated July 16, 1999 between United Rentals, Inc. and Chase Equity Associates, L.P. (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10	(tt)	Purchase Agreement dated October 28, 2003, relating to the initial sale by United Rentals (North America), Inc. of $125 million aggregate principal amount of 1 7/8 percent Convertible Senior Subordinated Notes due October 15, 2023 (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10	(uu)	Purchase Agreement dated October 28, 2003, relating to the initial sale by United Rentals (North America), Inc. of $525 million aggregate principal amount of 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10	(vv)	Purchase Agreement dated January 23, 2004, relating to the initial sale by United Rentals (North America), Inc., of $375 million aggregate principal amount of 7 percent Senior Subordinated Notes Due 2014 (incorporated by reference to Exhibit 10.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(ww)	Amendment No. l to Purchase Agreement dated January 27, 2004, relating to the initial sale by United Rentals (North America), Inc., of $375 million aggregate principal amount of 7 percent Senior Subordinated Notes Due 2014 (incorporated by reference to Exhibit 10.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(xx)	Purchase Agreement dated January 23, 2004, relating to the initial sale by United Rentals (North America), Inc., of $1 billion aggregate principal amount of 6 1/2 percent Senior Notes Due 2012 (incorporated by reference to Exhibit 10.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

Exhibit Number		Description of Exhibit
10	(yy)	Amendment No. l to Purchase Agreement dated February 13, 2004, relating to the initial sale by United Rentals (North America), Inc., of $1 billion aggregate principal amount of 6 1/2 percent Senior Notes Due 2012 (incorporated by reference to Exhibit 10.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(zz)	Agreement dated September 28, 2001 among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., and Chase Equity Associates, L.P. relating to the exchange of Series A Perpetual Convertible Preferred Stock for Series C Perpetual Convertible Preferred Stock and the exchange of Series B Perpetual Convertible Preferred Stock for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

10	(aaa)	Purchase and Lock-Up Agreement among Richard D. Colburn and AYR Inc. and United Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)

10	(bbb)	Purchase and Lock-Up Agreement between Colburn Music Fund and United Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)

10	(ccc)	Underwriting Agreement dated March 19, 2002, among United Rentals, Inc., Bradley S. Jacobs, Bradley Jacobs LLC, John Milne, Michael Nolan, Wayland Hicks and Credit Suisse First Boston Corporation (incorporated by reference to exhibit 10(dd) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2001)

10	(ddd)	Purchase and Contribution Agreement dated June 17, 2003 by and between United Rentals Receivables LLC I and United Rentals Receivables LLC II (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(eee)	Parent Undertaking Agreement dated June 17, 2003 between United Rentals, Inc. and Deutsche Bank Securities, Inc. as agent (incorporated by reference to exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(fff)	Receivables Purchase Agreement dated June 17, 2003 by and among United Rentals Receivables LLC II, United Rentals, Inc., as collection agent, various financial institutions and Deutsche Bank Securities, Inc., as agent (incorporated by reference to exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(ggg)	Purchase and Contribution Agreement dated June 17, 2003 by and between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P. and United Rentals Receivables LLC I (incorporated by reference to exhibit 10(i) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2003)

10	(hhh)	Waiver Agreement dated as of March 24, 2005, among United Rentals Receivables LLC II, United Rentals, Inc., Gemini Securitization Corp., LLC, Deutsche Bank AG, New York Branch, United Rentals Receivables LLC I, United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, LP, and United Equipment Rentals Gulf, LP (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 29, 2005)

10	(iii)	Receivables Purchase Agreement dated as of May 31, 2005 between United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization Corp., Liberty Street Funding Corp., Calyon New York Branch, and The Bank of Nova Scotia (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

Exhibit Number		Description of Exhibit
10(jjj	)	Purchase and Contribution Agreement dated as of May 31, 2005 between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P., United Rentals, Inc., and United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10(kkk	)	Performance Undertaking dated as of May 31, 2005 executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10(lll	)	Form of Sale-Leaseback Commitment Agreement between CNLRS Acquisitions, Inc., and United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on December 28, 2004)

10(mmm	)*	Separation Agreement and General Release dated as of March 29, 2006 between United Rentals, Inc. and Joseph Ehrenreich.

10(nnn	)*	Amendment and Waiver dated as of March 31, 2006, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A., Toronto Branch.

10(ooo	)*	Agreement between United Rentals, Inc. and Michael Kneeland.

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31(a	)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b	)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a	)*	Section 1350 Certification by Chief Executive Officer

32(b	)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.
(1)	United Rentals, Inc. issued a warrant in this form to the following current and former officers and other employees of United Rentals, Inc. (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); others (628,562).

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