Form 10-Q
period 2005-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2006-04-12
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (H)(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by such instruction.

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

EXPLANATORY NOTE

We were unable to timely file this quarterly report on Form 10-Q, our quarterly reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005 and our annual report on Form 10-K for 2004 as a result of the previously announced SEC inquiry and related review by a Special Committee of our board of directors and the restatement of our consolidated financial statements for 2003 and 2002. We filed our annual report on Form 10-K for 2004, including restated consolidated financial statements for 2003 and 2002, on March 31, 2006. The restatement corrected accounting errors related to the recognition of equipment rental revenue, self-insurance reserves, customer relationships and the provision for income taxes, and the accounting for certain short-term sale-leaseback transactions that constituted irregularities (the “Restatement”).

For information concerning the Restatement, see note 2 to our condensed consolidated financial statements included in this report. For additional information regarding the background and effects of the Restatement, see our annual report on Form 10-K for 2005, which we filed contemporaneously with our annual report on Form 10-K for 2004 on March 31, 2006.

Contemporaneous with the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2005, we are filing our quarterly reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 1A—Risk Factors. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$342	$303
Accounts receivable, net of allowance for doubtful accounts of $48 in 2005 and $53 in 2004	443	490
Inventory	149	119
Prepaid expenses and other assets	116	120
Rental equipment, net	2,123	2,123
Property and equipment, net	400	397
Goodwill	1,292	1,293
Other intangible assets, net	36	37

	$4,901	$4,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$256	$217
Accrued expenses and other liabilities	302	323
Debt	2,921	2,945
Subordinated convertible debentures	222	222
Deferred taxes	158	149

Total liabilities	3,859	3,856
Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$.30 liquidation preference, 300,000 shares issued and outstanding	—	—
Series D perpetual convertible preferred stock—$.15 liquidation preference, 150,000 shares issued and outstanding	—	—
Common stock—$.01 par value, 500,000,000 shares authorized, 77,942,884 shares issued and outstanding on March 31, 2005 and 77,869,576 shares issued and outstanding on December 31, 2004	1	1
Additional paid-in capital	1,350	1,349
Deferred compensation	(18)	(19)
Accumulated deficit	(330)	(342)
Accumulated other comprehensive income	39	37

Total stockholders’ equity	1,042	1,026

	$4,901	$4,882

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	Three Months Ended March 31,
	2005	2004 (Restated)
Revenues:
Equipment rentals	$514	$466
Sales of rental equipment	80	65
New equipment sales	41	37
Contractor supplies sales	64	45
Service and other revenues	33	30

Total revenues	732	643
Cost of revenues:
Cost of equipment rentals, excluding depreciation	281	264
Depreciation of rental equipment	94	90
Cost of rental equipment sales	57	44
Cost of new equipment sales	34	32
Cost of contractor supplies sales	48	33
Cost of service and other revenue	16	17

Total cost of revenues	530	480

Gross profit	202	163
Selling, general and administrative expenses	122	115
Non-rental depreciation and amortization	16	17

Operating income	64	31
Interest expense	43	46
Interest expense—subordinated convertible debentures	4	4
Other (income) expense, net	(2)	161

Income (loss) before provision (benefit) for income taxes	19	(180)
Provision (benefit) for income taxes	7	(72)

Net income (loss)	$12	$(108)

Earnings (loss) per share—basic:
Income (loss) available to common stockholders	$0.12	$(1.39)

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders	$0.11	$(1.39)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2004	$—	$—	78	$1	$1,349	$(19)	$(342)	—	$37
Comprehensive income:
Net income							12	12
Other comprehensive income:
Foreign currency translation adjustments								(2)	(2)
Derivatives qualifying as hedges, net of tax of $2								4	4

Comprehensive income								$14

Exercise of common stock options and warrants					1
Amortization of deferred compensation						1

Balance, March 31, 2005	$—	$—	78	$1	$1,350	$(18)	$(330)		$39

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

	Three Months Ended March 31,
	2005	2004 (Restated)
Cash Flows From Operating Activities:
Net income (loss)	$12	$(108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110	107
Gain on sales of rental equipment	(23)	(21)
Amortization of deferred compensation	1	10
Repurchase premiums for debt refinancing	—	139
Deferred taxes	6	(72)
Changes in operating assets and liabilities:
Accounts receivable	47	56
Inventory	(26)	(7)
Prepaid expenses and other assets	6	23
Accounts payable	39	89
Accrued expenses and other liabilities	(43)	(20)

Net cash provided by operating activities	129	196

Cash Flows From Investing Activities:
Purchases of rental equipment	(152)	(155)
Purchases of property and equipment	(13)	(19)
Proceeds from sales of rental equipment	80	65
Purchases of other companies	—	(61)

Net cash used in investing activities	(85)	(170)

Cash Flows From Financing Activities:
Proceeds from debt	—	1,979
Payments of debt	(6)	(1,927)
Payments of financing costs	—	(34)
Proceeds from the exercise of common stock options	1	3

Net cash provided by (used in) financing activities	(5)	21
Effect of foreign exchange rates	—	1

Net increase in cash and cash equivalents	39	48
Cash and cash equivalents at beginning of period	303	79

Cash and cash equivalents at end of period	$342	$127

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data unless otherwise indicated)

1.    Organization and Basis of Presentation

General

United Rentals, Inc., (“Holdings,” “United Rentals” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URI. URI’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

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

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2004 Form 10-K filed on March 31, 2006 (the “2004 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2004 Form 10-K.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

In August 2004 we received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. The SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period. In March 2005, our board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. Our board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in note 2 below (the “Restatement Note”). The unaudited condensed consolidated interim financial statements for the 2004 interim period have been restated to reflect the matters discussed in the Restatement Note.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” At March 31, 2005, the Company had six stock-based compensation plans. Since stock options have been granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense has been recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods or earlier upon acceleration of vesting. During the first quarter of 2004, the company accelerated the vesting of approximately 404,000 shares of restricted stock. The following table provides additional information related to the Company’s stock-based compensation arrangements:

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

	Three Months Ended March 31,
	2005	2004 (Restated)
Net income (loss), as reported	$12	$(108)
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	2	7
Less: Stock-based compensation expense determined using the fair value method, net of tax	(2)	(9)

Pro forma net income (loss)	$12	$(110)

Basic earnings (loss) per share:
As reported	$0.12	$(1.39)
Pro forma	$0.12	$(1.42)
Diluted earnings (loss) per share:
As reported	$0.11	$(1.39)
Pro forma	$0.11	$(1.42)

New Accounting Pronouncements

During the years ended December 31, 2005 and 2004, the Financial Accounting Standards Board (“FASB”) issued several pronouncements of significance to us which are discussed in detail below. In addition, the FASB issued several other pronouncements, including standards on inventory (SFAS No. 151 “Inventory Costs, an amendment of ARB 43, Chapter 4”), exchanges of nonmonetary assets (SFAS No. 153 “Exchanges of Nonmonetary Assets”), and accounting changes (SFAS No. 154 “Accounting Changes and Error Corrections”), which we either currently comply with or are not anticipating to have a significant impact on our future financial condition or results of operations.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

2.    Restatement

Restatement and Reclassification of Previously Issued Consolidated Financial Statements and Related Matters

As previously reported and discussed in greater detail in our 2004 Form 10-K, subsequent to the filing of our Form 10-K for the year ended December 31, 2003, which included our consolidated financial statements for the years ended December 31, 2003 and 2002, it was determined that the Company’s originally issued financial statements for those periods required restatement to correct the accounting for (i) the recognition of equipment rental revenue; (ii) irregularities identified by the Special Committee with respect to six short-term, or minor, equipment sale-leaseback transactions; (iii) self-insurance reserves; (iv) customer relationships; and (v) the provision for income taxes.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

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

The Special Committee concluded that, based on the evidence it reviewed, the practices regarding certain trade packages and minor sale-leaseback transactions described above appear to have been directed by the Company’s two former chief financial officers. Both of these individuals, who are no longer with the Company, declined to cooperate with the Special Committee’s investigation. Based upon recommendations of the Special Committee, the Company’s board of directors directed the Company, among other things, to evaluate potential claims relating to certain former company personnel, including these individuals and compensation and benefits previously received by them.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

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

The following table presents the effects of the foregoing restatements on a condensed basis on our quarterly results for the three months ended March 31, 2004:

Statements of Operations:

	Amount Originally Reported	Restated
Three Months ended March 31, 2004
Revenues	$645	$643
Operating income	33	31
Net loss	(107)	(108)
Basic loss per share	$(1.38)	$(1.39)
Diluted loss per share	$(1.38)	$(1.39)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

3.    Acquisitions

We completed two and three acquisitions during the years ended December 31, 2005 and 2004, respectively. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from their respective acquisition dates.

In December 2005, we acquired Sandvick Equipment & Supply Company, a trench safety company, with annual revenues of approximately $21. In June 2005, we acquired HSS RentX branch locations in Colorado. Total 2004 revenues of the acquired branches were approximately $9. The aggregate purchase price for these 2005 acquisitions was approximately $42, less liabilities assumed of approximately $10.

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

Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

4.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

Balance at December 31, 2004	$1,293
Foreign currency translation and other adjustments	(1)

Balance at March 31, 2005	$1,292

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from three to twelve years. Amortization expense for other intangible assets was $1 for the three months ended March 31, 2005 and 2004. The cost of other intangible assets and the related accumulated amortization as of March 31, 2005 was as follows:

March 31, 2005
Gross carrying amount	$60
Accumulated amortization	(24)

Net amount	$36

5.    Restructuring Charges

We recorded restructuring charges of $28 (including a non-cash component of approximately $3) and $29 (including a non-cash component of approximately $11) in 2002 and 2001, respectively. Restructuring program activity during the three months ended March 31, 2005 is outlined below:

Restructuring Reserve (1)
Balance at December 31, 2004	$8
Cash payments charged against reserve	(1)

Balance at March 31, 2005	$7

(1)	Balance relates to costs to vacate facilities

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

6.    Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. Diluted earnings per share includes the impact of other dilutive securities. The diluted share base for periods where the numerator represents a loss excludes incremental weighted shares for the below-captioned “Effect of dilutive securities” due to their antidilutive effect. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004 (Restated)
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$12	$(108)
Plus:
Convertible debt interest	1	—
QUIPS interest	2	—

Income (loss) available to common stockholders	$15	$(108)
Denominator:
Weighted-average common shares	77,903,969	77,284,674
Series C preferred	12,000,000	—
Series D preferred	5,000,000	—

Denominator for basic earnings per share—weighted-average	94,903,969	77,284,674
Effect of dilutive securities:
Employee stock options and warrants	4,093,763	—
Convertible shares	5,599,350	—
QUIPS shares	5,077,926	—
Restricted stock units and phantom shares	117,624	—

Denominator for diluted earnings per share—adjusted weighted-average shares	109,792,632	77,284,674

Earnings (loss) per share—basic:
Income (loss) available to common stockholders	$0.12	$(1.39)

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders	$0.11	$(1.39)

7.    Segment Information

Our reportable segments are general rentals, traffic control and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

municipalities. The traffic control segment operates in the United States. Our external segment reporting is aligned with the manner in which management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

Operating segment revenues and profitability for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004 (Restated)
Total revenues
General rentals	$654	$572
Trench safety, pump and power	34	26
Traffic control	44	45

Total revenues	$732	$643

Total depreciation and amortization expense
General rentals	$99	$96
Trench safety, pump and power	5	4
Traffic control	6	7

Total depreciation and amortization expense	$110	$107

Segment operating income (loss)
General rentals	$69	$41
Trench safety, pump and power	6	5
Traffic control	(11)	(15)

Segment operating income	$64	$31

Total capital expenditures
General rentals	$152	$165
Trench safety, pump and power	8	6
Traffic control	5	3

Total capital expenditures	$165	$174

	March 31, 2005	December 31, 2004
Total assets
General rentals	$4,640	$4,613
Trench safety, pump and power	95	92
Traffic control	166	177

Total assets	$4,901	$4,882

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

8.    Financing Transactions/Debt

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

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

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of March 31, 2005 and December 31, 2004, the outstanding borrowings under this facility were approximately $132 and $133, and utilized letters of credit were $57 and $50, respectively. All outstanding borrowings under the revolving credit facility at March 31, 2005 and December 31, 2004 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 4.9 and 4.8 at March 31, 2005 and December 31, 2004, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of both March 31, 2005 and December 31, 2004, the outstanding letters of credit under the ILCF were approximately $150.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

URI is required to pay a fee which accrues at the rate of 0.1 percent per annum on the amount of the ILCF. In addition, URI is required to pay participation and other fees in respect of letters of credit. For letters of credit obtained under both the ILCF and the revolving credit facility, these fees accrue at a maximum rate of 2.25 percent per annum.

Term Loan. The term loan was obtained in two draws. An initial draw of $550 was made upon the closing of the credit facility in February 2004 and an additional draw of $200 was made on April 1, 2004. Amounts repaid in respect of the term loan may not be reborrowed.

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan. As of March 31, 2005 and December 31, 2004, amounts outstanding under the term loan were approximately $743 and $744, respectively.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 5.1 and 4.7 at March 31, 2005 and December 31, 2004, respectively.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

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

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at March 31, 2005 and December 31, 2004. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI. This commitment fee was .45 percent at March 31, 2005.

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

Loan Covenants and Compliance

As of March 31, 2005, we were not in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes or the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes or the QUIPs, but we were in compliance with the covenants of the New Credit Facility, as amended. As discussed above (see “Transactions Completed in 2005—Matters Relating to Consent Solicitations”), on September 19, 2005, we amended the indentures governing the above-described securities and our New Credit Facility to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings. As described above, on March 31, 2006 the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

As of March 31, 2006, although we had filed our annual reports on Form 10-K for the years ended December 31, 2005 and 2004, we had not yet filed our quarterly reports on Form 10-Q for the periods ended in 2005. Therefore, we were in violation of the amendments to our indentures due to not filing our quarterly reports. We are filing each of these quarterly reports on Form 10-Q on the date hereof. The Company was in compliance with the New Credit Facility, as amended, as of March 31, 2006.

9.    Legal and Regulatory Matters

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

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed the Special Committee to review matters related to the

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed above in the Restatement Note and summarized in the Company’s press release and the related current report on Form 8-K dated January 26, 2006.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

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

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuit, three purported shareholder derivative lawsuits and the SEC inquiry and related review of the Special Committee described above, the Company advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $2.6 during fiscal 2005. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

10.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URI is 100 percent owned by Holdings (the “Parent”) and has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors; however, condensed consolidating financial information is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(Dollars in millions, except per share data unless otherwise indicated)

March 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other & Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents		$274	$56	$12		$342
Accounts receivable, net		31	367	45		443
Intercompany receivable (payable)		143	(10)	(133)		—
Inventory		64	72	13		149
Prepaid expenses and other assets		47	62	—		109
Rental equipment, net		1,163	756	204		2,123
Property and equipment, net	$24	120	231	25		400
Investment in subsidiaries	1,240	2,054	—	—	$(3,287)	7
Goodwill and other intangible assets, net	—	369	818	141	—	1,328

	$1,264	$4,265	$2,352	$307	$(3,287)	$4,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$39	$197	$20		$256
Accrued expenses and other liabilities		132	231	6	$(67)	302
Debt		2,789	—	132	—	2,921
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	139	(10)	29	—	158

Total liabilities	222	3,099	418	187	(67)	3,859

Total stockholders’ equity	1,042	1,166	1,934	120	(3,220)	1,042

Total liabilities and stockholder’s equity	$1,264	$4,265	$2,352	$307	$(3,287)	$4,901

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents		$247	$34	$22		$303
Accounts receivable, net		20	419	51		490
Intercompany receivable (payable)		231	(85)	(146)		—
Inventory		46	61	12		119
Prepaid expenses and other assets		46	66	—		112
Rental equipment, net		1,153	764	206		2,123
Property and equipment, net	$22	120	231	24		397
Investment in subsidiaries	1,226	2,039	—	—	$(3,257)	8
Goodwill and other intangible assets, net	—	362	827	141	—	1,330

	$1,248	$4,264	$2,317	$310	$(3,257)	$4,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$36	$156	$25		$217
Accrued expenses and other liabilities		140	240	8	$(65)	323
Debt		2,812	—	133	—	2,945
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	126	(5)	28	—	149

Total liabilities	222	3,114	391	194	(65)	3,856

Total stockholders’ equity	1,026	1,150	1,926	116	(3,192)	1,026

Total liabilities and stockholder’s equity	$1,248	$4,264	$2,317	$310	$(3,257)	$4,882

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$242	$230	$42		$514
Sales of rental equipment		37	34	9		80
New equipment sales		22	15	4		41
Contractor supplies sales		24	33	7		64
Service and other revenues		19	10	4		33

Total revenues		344	322	66		732
Cost of revenues:
Cost of equipment rentals, excluding depreciation		119	138	24		281
Depreciation of rental equipment		46	38	10		94
Cost of rental equipment sales		26	25	6		57
Cost of new equipment sales		18	13	3		34
Cost of contractor supplies sales		18	25	5		48
Cost of service and other revenue		9	5	2		16

Total cost of revenues		236	244	50		530

Gross profit		108	78	16		202
Selling, general and administrative expenses		52	58	12		122
Non-rental depreciation and amortization	$2	7	6	1		16

Operating income (loss)	(2)	49	14	3		64
Interest expense	4	40	1	2	$(4)	43
Interest expense—subordinated convertible debentures	—	—	—	—	4	4
Other (income) expense, net	—	1	(3)	—	—	(2)

Income (loss) before provision (benefit) for income taxes	(6)	8	16	1	—	19
Provision (benefit) for income taxes	(2)	2	6	1	—	7

Income (loss) before equity in net earnings of subsidiaries	(4)	6	10	—	—	12
Equity in net earnings of subsidiaries	16	10	—	—	(26)	—

Net income (loss)	$12	$16	$10	$—	$(26)	$12

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$217	$218	$31		$466
Sales of rental equipment		32	29	4		65
New equipment sales		20	13	4		37
Contractor supplies sales		17	23	5		45
Service and other revenues		19	9	2		30

Total revenues		305	292	46		643
Cost of revenues:
Cost of equipment rentals, excluding depreciation		109	137	18		264
Depreciation of rental equipment		43	39	8		90
Cost of rental equipment sales		21	20	3		44
Cost of new equipment sales		17	12	3		32
Cost of contractor supplies sales		13	16	4		33
Cost of service and other revenue		10	6	1		17

Total cost of revenues		213	230	37		480

Gross profit		92	62	9		163
Selling, general and administrative expenses		50	56	9		115
Goodwill impairment
Non-rental depreciation and amortization	$2	7	7	1		17

Operating income (loss)	(2)	35	(1)	(1)		31
Interest expense	4	44	1	1	$(4)	46
Interest expense—subordinated convertible debentures	—	—	—	—	4	4
Other (income) expense, net		160	(2)	3	—	161

Income (loss) before provision (benefit) for income taxes	(6)	(169)	—	(5)	—	(180)
Provision (benefit) for income taxes	(2)	(70)	—	—	—	(72)

Income (loss) before equity in net earnings of subsidiaries	(4)	(99)	—	(5)	—	(108)
Equity in net earnings of subsidiaries	(104)	(5)	—	—	109	—

Net income (loss)	$(108)	$(104)	$—	$(5)	$109	$(108)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For Three Months Ended March 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(3)	$79	$57	$(4)		$129
Net cash used in investing activities	(1)	(44)	(35)	(6)	$1	(85)
Net cash provided by (used in) financing activities	4	(8)	—	—	(1)	(5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	27	22	(10)	—	39
Cash and cash equivalents at beginning of period	—	247	34	22	—	303

Cash and cash equivalents at end of period	$—	$274	$56	$12	$—	$342

For Three Months Ended March 31, 2004 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(2)	$134	$34	$30		$196
Net cash used in investing activities	(5)	(81)	(17)	(70)	$3	(170)
Net cash provided by (used in) financing activities	7	(25)	—	42	(3)	21
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1		1

Increase (decrease) in cash and cash equivalents	—	28	17	3	—	48
Cash and cash equivalents at beginning of period	—	42	32	5	—	79

Cash and cash equivalents at end of period	$—	$70	$49	$8	$—	$127

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data unless otherwise indicated)

The following management’s discussion and analysis gives effect to the restatement discussed in the Explanatory Note to this Report and in note 2 to our condensed consolidated financial statements included in this Report.

Results of Operations

As discussed in note 7 to our condensed consolidated financial statements included in this Report, our reportable segments are general rentals, trench safety, pump and power and traffic control. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. The Company’s external segment reporting is aligned with how management evaluates and allocates resources. The Company evaluates segment performance based on segment operating results.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended March 31, 2005
Equipment rentals	$450	$26	$38	$514
Sales of rental equipment	76	3	1	80
Sales of new equipment	39	2	—	41
Contractor supplies sales	58	2	4	64
Service and other	31	1	1	33

Total revenue	$654	$34	$44	$732

Three months ended March 31, 2004
Equipment rentals	$406	$20	$40	$466
Sales of rental equipment	61	3	1	65
Sales of new equipment	36	1	—	37
Contractor supplies sales	40	1	4	45
Service and other	29	1	—	30

Total revenue	$572	$26	$45	$643

Equipment rentals. Equipment rentals represent our revenues from renting equipment.

Three months ended March 31, 2005 and 2004. 2005 equipment rentals of $514 increased $48, or 10 percent, reflecting a 10 percent increase in rental rates and a 10 percent increase in same-store rental revenues, partially offset by declines due to store closures in 2004. The increase also reflects an increase in our dollar equipment utilization rate from 49.3 percent for the three months ended March 31, 2004 to 53.6 percent for the three months ended March 31, 2005. Equipment rentals represented approximately 70 percent of total revenues for the three months ended March 31, 2005. On a segment basis, equipment rentals represented approximately 69 percent, 76 percent and 87 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $44, or 11 percent, reflecting increased rental rates and an 11 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $6, or 30 percent, reflecting a 22 percent increase in same-store rental revenues. Traffic control equipment rentals decreased $2, or 5 percent, reflecting a 3 percent decrease in same-store rental revenues.

Sales of rental equipment. Sales of rental equipment represent revenues associated with selling used equipment. For the three months ended March 31, 2005 and 2004, sales of rental equipment represented approximately 10 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power and traffic control were insignificant. For the three months ended March 31, 2005, sales of rental equipment increased 23 percent as compared to the same period in 2004, primarily reflecting an increase in the volume of equipment sold.

Sales of new equipment. For the three months ended March 31, 2005 and 2004, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. Sales of new equipment for trench safety, pump and power and traffic control were insignificant. For the three months ended March 31, 2005, sales of new equipment increased 11 percent as compared to the same period in 2004. The increase primarily reflects an increase in the volume of equipment sold.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. General rentals accounted for approximately 90 percent of total sales of contractor supplies. For the three months ended March 31, 2005, sales of contractor supplies increased 42 percent as compared to the same period in 2004. The increase reflects an increase in the volume of supplies sold.

Service and other. Service and other represent our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three months ended March 31, 2005, service and other revenue increased 10 percent as compared to the same period in 2004. The increase is primarily attributable to increased parts sales.

Segment Operating Profit

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended March 31, 2005
Operating Profit (Loss)	$69	$6	$(11)	$64
Operating Margin	10%	19%	-25%	9%
Three months ended March 31, 2004
Operating Profit (Loss)	$41	$5	$(15)	$31
Operating Margin	7%	20%	-33%	5%

General rentals. For the three months ended March 31, 2005, operating margin increased 3 percentage points as compared to the same period in 2004 primarily due to increased rental rates, partially offset by higher costs for labor, benefits and delivery resulting from normal inflationary increases.

Trench safety, pump and Power. Trench safety, pump and power operating profit increased by $1 for the three months ended March 31, 2005 as compared to the same period in 2004.

Traffic control. Traffic control operating loss decreased by $4 for the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to the closure and/or divestiture of unprofitable branches as well as reduced operating costs due to cost reductions and improved efficiencies.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Total gross margin	27.5%	25.4%
Equipment rentals	27.1%	23.8%
Sales of rental equipment	28.5%	31.6%
Sales of new equipment	18.3%	13.2%
Contractor supplies sales	24.9%	27.3%
Service and other	49.0%	48.3%

For the three months ended March 31, 2005, total gross profit margin improved by 2.1 percentage points as compared to the same period in 2004. Equipment rentals gross margin improved 3.3 percentage points primarily due to increased rental rates of 10 percent and revenue growth in the trench safety, pump and power segment of 31 percent. The reduction in gross margins on contractor supplies sales of 2.4 percentage points resulted primarily from increased costs related to the opening of new distribution centers. The fluctuations in margins on sales of rental equipment and new equipment primarily reflect changes in the mix of equipment sold.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Total SG&A expenses	$122	$115
SG&A as a percentage of revenue	16.7%	17.9%

SG&A expense primarily includes sales force compensation, bad debt expense, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead.

For the three months ended March 31, 2005, SG&A expense increased $7 as compared to the same period in 2004. In addition to normal inflationary increases and higher selling and administrative costs related to growth in the business, the year-over-year growth in SG&A expense reflects increased professional costs related to regulatory issues and related matters of $3.

Non-rental depreciation and amortization for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Non-rental depreciation and amortization	$16	$17
Non-rental depreciation and amortization as a percent of revenues	2.2%	2.6%

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of other intangible assets. Our other intangible assets consist of customer relationships and non-compete agreements.

Interest expense for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Interest expense	$43	$46

Interest expense for the three months ended March 31, 2005 decreased $3 primarily due to the benefit of debt refinancings completed in first quarter 2004.

Other (income) expense, net for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Other (income) expense, net	$(2)	$161

Other expense of $161 in first quarter 2004 primarily relates to charges associated with the refinancing of approximately $2.1 billion of debt. This refinancing is discussed further below; see “Liquidity and Capital Resources.”

Income taxes. The following table summarizes our consolidated provision (benefit) for income taxes and the related effective tax rate for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004
Pre-tax income (loss)	$19	$(180)
Provision (benefit) for income taxes	$7	$(72)
Effective tax rate	39%	40%

The difference between the consolidated effective tax rates of 39 and 40 percent and the U.S. federal statutory income tax rate of 35 percent primarily relates to state taxes as well as certain non deductible charges.

New Accounting Pronouncements. See note 1 to our condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

Liquidity. We manage our liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of March 31, 2005, we had (i) $461 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior credit facility and (ii) $250 of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans outstanding). We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

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

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of March 31, 2005 and December 31, 2004, the outstanding borrowings under this facility were approximately $132 and $133, and utilized letters of credit were $57 and $50, respectively. All outstanding borrowings under the revolving credit facility at March 31, 2005 and December 31, 2004 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 4.9 and 4.8 at March 31, 2005 and December 31, 2004, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of both March 31, 2005 and December 31, 2004, the outstanding letters of credit under the ILCF were approximately $150.

URI is required to pay a fee which accrues at the rate of 0.1 percent per annum on the amount of the ILCF. In addition, URI is required to pay participation and other fees in respect of letters of credit. For letters of credit obtained under both the ILCF and the revolving credit facility, these fees accrue at a maximum rate of 2.25 percent per annum.

Term Loan. The term loan was obtained in two draws. An initial draw of $550 was made upon the closing of the credit facility in February 2004 and an additional draw of $200 was made on April 1, 2004. Amounts repaid in respect of the term loan may not be reborrowed.

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan. As of March 31, 2005 and December 31, 2004, amounts outstanding under the term loan were approximately $743 and $744, respectively.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 5.1 and 4.7 at March 31, 2005 and December 31, 2004, respectively.

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

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at March 31, 2005 and December 31, 2004. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI. This commitment fee was .45 percent at March 31, 2005.

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

Loan Covenants and Compliance

As of March 31, 2005, we were not in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes or the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes or the QUIPs, but we were in compliance with the covenants of the New Credit Facility, as amended. As discussed above (see “Transactions Completed in 2005—Matters Relating to Consent Solicitations”), on September 19, 2005, we amended the indentures governing the above-described securities and our New Credit Facility to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings. As described above, on March 31, 2006 the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

As of March 31, 2006, although we had filed our annual reports on Form 10-K for the years ended December 31, 2005 and 2004, we had not yet filed our quarterly reports on Form 10-Q for the periods ended in 2005. Therefore, we were in violation of the amendments to our indentures due to not filing our quarterly reports. We are filing each of these quarterly reports on Form 10-Q on the date hereof. The Company was in compliance with the New Credit Facility, as amended, as of March 31, 2006.

Sources and Uses of Cash. During the three months ended March 31, 2005, we (i) generated cash from operations of $129 and (ii) generated cash from the sale of rental equipment of $80. We used cash during this period principally to (i) purchase rental equipment of $152, (ii) purchase other property and equipment of $13 and (iii) make debt repayments of $6.

During the three months ended March 31, 2004, we (i) generated cash from operations of $196, (ii) generated cash from the sale of rental equipment of $65 and (iii) generated cash from borrowings, net of debt repayments and financing costs, of $18. We used cash during this period principally to (i) purchase rental equipment of $155, (ii) purchase other property and equipment of $19 and (iii) purchase other companies, net of cash acquired, of $61.

Our credit ratings as of April 12, 2006 were as follows:

	Corporate Rating	Outlook (1)
Moody’s	B2	Developing
S&P	BB-	Negative
Fitch	BB	Negative

(1)	On April 3, 2006, Moody’s changed its outlook to Developing from Negative.

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment until our ratings reflect an investment grade rating.

Certain Information Concerning Off-Balance Sheet Arrangements

We lease real estate, rental equipment and non-rental equipment under operating leases as a `regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $26. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of March 31, 2005 and December 31, 2004 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk primarily consists of (1) interest rate risk associated with our variable rate debt and (2) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of March 31, 2005, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an agreement notional amount of $725. The effect of the swap agreement was, at March 31, 2005, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent notes through 2012, (ii) $375 of our 7 percent notes, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013.

As of March 31, 2005, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.3 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $132 of borrowings under our revolver Canadian facility, $1.2 billion in swaps, and $18 of term loans not subject to an interest rate cap. The weighted-average effective interest rates applicable to our variable rate debt on March 31, 2005 were (i) 4.9 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 5.1 percent for the term loan and (iii) 5.8 percent for the debt subject to our swap agreements. As of March 31, 2005, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $13 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see note 8 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2005 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of March 31, 2005. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2004 and March 31, 2005, the Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to timely file our 2004 annual report on Form 10-K and this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective. In addition, as a result of the subsequent identification of material weaknesses in internal control as of December 31, 2004, as reported below and in the Company’s Annual Report on Form 10-K for 2004 filed on March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2004 were not effective.

In light of the material weaknesses in internal control described below, and as a result of the SEC inquiry and review of the Special Committee as discussed elsewhere in this Quarterly Report on Form 10-Q, we performed additional procedures to ensure that our unaudited condensed consolidated financial statements included in this report and our audited consolidated financial statements in our Annual Reports on Form 10-K for the years ended December 31, 2005 and December 31, 2004 were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These steps included, among other actions, expansion of our year-end closing procedures, including performing detailed analyses of accounts and review of subsequent transactions to affirm year-end account balances, and dedication of significant internal resources and external consultants to validating financial statement account balances and disclosures.

These and other procedures resulted in the identification of accounting and audit adjustments to our consolidated financial statements for the year ended December 31, 2004, which significantly delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2004. These adjustments also required us to restate our previously filed unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004, respectively, and our audited consolidated financial statements for the years ended December 31, 2003 and 2002. The restatement adjustments are further described in note 2 to our unaudited condensed consolidated financial statements included within this Form 10-Q.

As a result of the additional procedures and related adjustments and restatements described above, management has concluded that the condensed consolidated financial statements for the periods included in this quarterly report are fairly stated, in all material respects, in accordance with GAAP.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the effectiveness of our internal control over financial reporting, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2004 (and as of March 31, 2004), which had not been effectively remediated, and therefore continued to exist, as of March 31, 2005.

Control environment. We did not maintain an effective control environment over financial reporting. Specifically, we identified the following deficiencies in the control environment, which, in the aggregate, represent a material weakness in the overall control environment:

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

Financial statement close process. Internal controls over the financial statement close process were not effective and represented a material weakness in our internal control over financial reporting. The primary factors contributing to this material weakness were:

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

Income taxes. Internal controls surrounding the accounting for income taxes were not effective and represented a material weakness in our internal control over financial reporting. The primary factors contributing to the material weakness in accounting for income taxes were failure to maintain tax basis balance sheets permitting effective reconciliation of cumulative book to tax differences, including book versus tax fixed asset records; failure to annually evaluate state tax rates; and failure to adequately verify data used in computations, particularly as it pertains to historical deferred tax liabilities and assets.

Self-insurance reserves. Internal controls pertaining to the self-insurance reserve estimation process were not effective and represented a material weakness in our internal control over financial reporting. The primary factors contributing to these deficiencies was a lack of effective reconciliation of claims data and evaluation of recorded liabilities associated with workers’ compensation claims and claims by third-parties for damage or injury caused by the Company.

Bulk rental assets. Internal controls regarding the manner that certain types of bulk rental assets are recorded, tracked and relieved from the accounts upon disposal or sale were not effective and represented a material weakness in our internal control over financial reporting. The primary factor contributing to the material weakness was a deficiency in the perpetual inventory system which did not provide for complete data regarding bulk rental asset quantities and unit costs, which in turn impaired the ability to compute depreciation expense, record accurate cost of sales upon disposal and to complete fully effective physical inventories of these bulk rental assets.

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005 (or as of March 31, 2004).

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

Several changes in our corporate tax function were adopted to remediate the material weakness in our accounting for income taxes as of December 31, 2005. These included procedures to ensure that the income tax provision and related tax assets and liabilities are reconciled accurately and timely; maintaining tax basis balance sheets and effective reconciliation of the cumulative book-to-tax differences, including book and tax fixed asset records; and annually evaluating the appropriate state tax rates. Additionally, the Company has enhanced communications between business unit, tax and accounting department personnel, and completed, with the assistance of consultants, a thorough analysis of historical acquisitions and other activities supporting deferred tax liabilities and assets. To further strengthen the Company’s tax function, a search for an experienced Vice President of Taxes was initiated in late 2005, with successful recruitment of this new hire in January 2006, as mentioned above.

The material weakness pertaining to our self-insurance estimation and evaluation process was remediated as of December 31, 2005 through our engaging qualified, third-party actuaries to perform actuarial calculations of the liabilities for outstanding and incurred-but-not-reported claims, and by properly analyzing and reconciling claims data recorded in the general ledger with the data used by the actuaries. These actuarial calculations incorporate appropriate actuarial assumptions and represent a substantial improvement from the former practice of estimating our liability with limited actuarial input. This more formal and complete analysis and evaluation of the estimated self-insurance liabilities is now completed semi-annually by the corporate accounting and risk management functions.

To correct the control deficiencies surrounding accounting for bulk rental assets, as of December 31, 2005 the Company completed a thorough analysis of the bulk assets accounting practices within each of our three reportable business segments, and implemented appropriate actions to ensure that the bulk asset accounting properly reflects the transactions within each segment. These actions included standardizing bulk rental asset policies and practices across all locations within each segment, modifying the inventory system and updating procedures to capture asset quantities and unit costs and to properly track bulk rental asset changes.

We believe the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, the material weakness in our financial close process was not remediated by December 31, 2005 and, accordingly, as reported in our Annual Report on Form 10-K for the year ended December 31, 2005 our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2005.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed above in note 2 to our unaudited condensed consolidated financial statements (the “Restatement Note”) included in this report and summarized in the Company’s press release and the related current report on Form 8-K dated January 26, 2006.

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

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuit, three purported shareholder derivative lawsuits and the SEC inquiry and related review of the Special Committee described above and in note 17—Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this report, the Company advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $2,566,190 in fiscal 2005. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2005, filed on March 31, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

10(b)	Amendment and Waiver dated as of March 21, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Bank, Toronto Branch (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Report on Form 8-K filed on March 24, 2005)

10(ff)	Form of directors option agreement of United Rentals, Inc. (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 8, 2005)‡

10(gg)	Sarbanes-Oxley Blackout Notice to Directors and Executive Officers (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 16, 2005)‡

10(hhh)	Waiver Agreement dated as of March 24, 2005, among United Rentals Receivables LLC II, United Rentals, Inc., Gemini Securitization Corp., LLC, Deutsche Bank AG, New York Branch, United Rentals Receivables LLC I, United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, LP, and United Equipment Rentals Gulf, LP (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 29, 2005)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

Exhibit Number	Description of Exhibit

32(a)*	Section 1350 Certification by Chief Executive Officer

32(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 12, 2006	By:	/S/ MARTIN E. WELCH III
Martin E. Welch III Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 12, 2006	By:	/S/ MARTIN E. WELCH III
Martin E. Welch III Chief Financial Officer (Principal Financial and Accounting Officer)