Form 10-Q
period 2005-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2006-04-12
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

EXPLANATORY NOTE

We were unable to timely file this quarterly report on Form 10-Q, our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005 and our annual report on Form 10-K for 2004 as a result of the previously announced SEC inquiry and related review by a Special Committee of our board of directors and the restatement of our consolidated financial statements for 2003 and 2002. We filed our annual report on Form 10-K for 2004, including restated consolidated financial statements for 2003 and 2002, on March 31, 2006 (the “2004 Form 10-K”). The restatement corrected accounting errors related to the recognition of equipment rental revenue, self-insurance reserves, customer relationships and the provision for income taxes, and the accounting for certain short-term sale-leaseback transactions that constituted irregularities (the “Restatement”).

For information concerning the Restatement, see note 2 to our condensed consolidated financial statements included in this report. For additional information regarding the background and effects of the Restatement, see our annual report on Form 10-K for 2005, which we filed contemporaneously with our annual report on Form 10-K for 2004 on March 31, 2006.

Contemporaneous with the filing of this quarterly report on Form 10-Q for the quarter ended June 30, 2005, we are filing our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005.

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$254	$303
Accounts receivable, net of allowance for doubtful accounts of $42 in 2005 and $53 in 2004	517	490
Inventory	178	119
Prepaid expenses and other assets	120	120
Rental equipment, net	2,283	2,123
Property and equipment, net	415	397
Goodwill	1,291	1,293
Other intangible assets, net	35	37

	$5,093	$4,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$336	$217
Accrued expenses and other liabilities	304	323
Debt	2,954	2,945
Subordinated convertible debentures	222	222
Deferred taxes	187	149

Total liabilities	4,003	3,856
Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$.30 liquidation preference, 300,000 shares issued and outstanding	—	—
Series D perpetual convertible preferred stock—$.15 liquidation preference, 150,000 shares issued and outstanding	—	—
Common stock—$.01 par value, 500,000,000 shares authorized, 78,011,621 shares issued and outstanding on June 30, 2005 and 77,869,576 shares issued and outstanding on December 31, 2004	1	1
Additional paid-in capital	1,352	1,349
Deferred compensation	(17)	(19)
Accumulated deficit	(280)	(342)
Accumulated other comprehensive income	34	37

Total stockholders’ equity	1,090	1,026

	$5,093	$4,882

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Revenues:
Equipment rentals	$1,141	$1,031	$627	$565
Sales of rental equipment	167	135	87	70
New equipment sales	96	84	55	47
Contractor supplies sales	149	102	85	57
Service and other revenues	67	62	34	32

Total revenues	1,620	1,414	888	771
Cost of revenues:
Cost of equipment rentals, excluding depreciation	601	549	320	285
Depreciation of rental equipment	189	182	95	92
Cost of rental equipment sales	122	96	65	52
Cost of new equipment sales	79	72	45	40
Cost of contractor supplies sales	112	75	64	42
Cost of service and other revenue	32	32	16	15

Total cost of revenues	1,135	1,006	605	526

Gross profit	485	408	283	245
Selling, general and administrative expenses	258	230	136	115
Non-rental depreciation and amortization	32	33	16	16

Operating income (loss)	195	145	131	114
Interest expense	87	80	44	34
Interest expense—subordinated convertible debentures	8	8	4	4
Other (income) expense, net	(1)	173	1	12

Income (loss) before provision (benefit) for income taxes	101	(116)	82	64
Provision (benefit) for income taxes	39	(48)	32	24

Net income (loss)	$62	$(68)	$50	$40

Earnings (loss) per share—basic:
Income (loss) available to common stockholders	$0.65	$(0.88)	$0.53	$0.42

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders	$0.60	$(0.88)	$0.48	$0.39

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2004	$—	$—	78	$1	$1,349	$(19)	$(342)	—	$37
Comprehensive income:
Net income							62	62
Other comprehensive income:
Foreign currency translation adjustments								(5)	(5)
Derivatives qualifying as hedges, net of tax of $(1)								2	2

Comprehensive income								$59

Issuance of common stock under deferred compensation plans, net of forfeitures					1	(1)
Exercise of common stock options and warrants					2
Amortization of deferred compensation						3

Balance, June 30, 2005	$—	$—	78	$1	$1,352	$(17)	$(280)		$34

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	Six Months Ended June 30,
	2005	2004 (Restated)
Cash Flows From Operating Activities:
Net income (loss)	$62	$(68)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	221	215
Gain on sales of rental equipment	(45)	(39)
Amortization of deferred compensation	5	13
Repurchase premiums for debt refinancing	—	150
Deferred taxes	38	(47)
Changes in operating assets and liabilities:
Accounts receivable	(28)	15
Inventory	(42)	(7)
Prepaid expenses and other assets	1	23
Accounts payable	119	101
Accrued expenses and other liabilities	(6)	(11)

Net cash provided by operating activities	325	345

Cash Flows From Investing Activities:
Purchases of rental equipment	(484)	(331)
Purchases of property and equipment	(32)	(29)
Proceeds from sales of rental equipment	167	135
Purchases of other companies	(3)	(61)
Proceeds from sale of branches	3	—

Net cash used in investing activities	(349)	(286)

Cash Flows From Financing Activities:
Proceeds from debt	—	2,178
Payments of debt	(25)	(2,208)
Payments of financing costs	(1)	(36)
Proceeds from the exercise of common stock options	2	4
Shares repurchased and retired	—	(4)

Net cash used in financing activities	(24)	(66)
Effect of foreign exchange rates	(1)	—

Net decrease in cash and cash equivalents	(49)	(7)
Cash and cash equivalents at beginning of period	303	79

Cash and cash equivalents at end of period	$254	$72

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

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in the 2004 Form 10-K and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2004 Form 10-K.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” At June 30, 2005 the Company had six stock-based compensation plans. Since stock options have been granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense has been recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods or earlier upon acceleration of vesting. During the first quarter of 2004,

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

the company accelerated the vesting of approximately 404,000 shares of restricted stock. The following table provides additional information related to the Company’s stock-based compensation arrangements:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Net income (loss), as reported	$62	$(68)	$50	$40
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	4	9	2	2
Less: Stock-based compensation expense determined using the fair value method, net of tax	(4)	(15)	(2)	(6)

Pro forma net income (loss)	$62	$(74)	$50	$36

Basic earnings (loss) per share:
As reported	$0.65	$(0.88)	$0.53	$0.42
Pro forma	$0.65	$(0.95)	$0.53	$0.38
Diluted earnings (loss) per share:
As reported	$0.60	$(0.88)	$0.48	$0.39
Pro forma	$0.60	$(0.95)	$0.48	$0.35

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

The following table presents the effects of the foregoing restatements on a condensed basis on our quarterly results for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Amount Originally Reported	Restated	Amount Originally Reported	Restated
Statements of Operations:
Revenues	$776	$771	$1,421	$1,414
Operating income	107	114	140	145
Net income	35	40	(72)	(68)
Basic loss per share	$0.45	$0.42	$(0.93)	$(0.88)
Diluted loss per share	$0.36	$0.39	$(0.93)	$(0.88)

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

Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

4.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

Balance at December 31, 2004	$1,293

Goodwill related to acquisitions	1
Foreign currency translation and other adjustments	(3)

Balance at June 30, 2005	$1,291

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

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from three to twelve years. Amortization expense for other intangible assets was $2 for the six months ended June 30, 2005 and 2004. The cost of other intangible assets and the related accumulated amortization as of June 30, 2005 was as follows:

June 30, 2005
Gross carrying amount	$61
Accumulated amortization	(26)

Net amount	$35

5.    Restructuring Charges

We recorded restructuring charges of $28 (including a non-cash component of approximately $3) and $29 (including a non-cash component of approximately $11) in 2002 and 2001, respectively. Restructuring program activity during the six months ended June 30, 2005 is outlined below:

Restructuring reserve (1)
Balance at December 31, 2004	$8
Cash payments charged against reserve	(2)

Balance at June 30, 2005	$6

(1)	Balance relates to costs to vacate facilities.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Numerator:
Net income (loss)	$62	$(68)	$50	$40
Plus:
Convertible debt interest	1	—	1	1
QUIPS interest	4	—	2	2

Income (loss) available to common stockholders	$67	$(68)	$53	$43
Denominator:
Weighted-average common shares	77,956,827	77,334,095	77,992,299	77,334,095
Series C preferred	12,000,000	—	12,000,000	12,000,000
Series D preferred	5,000,000	—	5,000,000	5,000,000

Denominator for basic earnings per share—weighted-average	94,956,827	77,334,095	94,992,299	94,334,095
Effect of dilutive securities:
Employee stock options and warrants	4,207,225		4,312,370	3,679,097
Convertible shares	5,599,350	—	5,599,350	5,599,350
QUIPS shares	5,077,926	—	5,077,926	5,077,926
Restricted stock units and phantom shares	133,065	—	134,792	20,000

Denominator for diluted earnings per share—adjusted weighted-average shares	109,974,393	77,334,095	110,116,737	108,710,468

Earnings (loss) per share—basic:
Income (loss) available to common stockholders	$0.65	$(0.88)	$0.53	$0.42

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders	$0.60	$(0.88)	$0.48	$0.39

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

Operating segment revenues and profitability for the three and six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Total revenues
General rentals	$1,425	$1,245	$771	$673
Trench safety, pump and power	78	57	44	31
Traffic control	117	112	73	67

Total revenues	$1,620	$1,414	$888	$771

Total depreciation and amortization expense
General rentals	$199	$194	$100	$98
Trench safety, pump and power	10	7	5	3
Traffic control	12	14	6	7

Total depreciation and amortization expense	$221	$215	$111	$108

Segment operating income (loss)
General rentals	$191	$156	$122	$116
Trench safety, pump and power	17	14	11	8
Traffic control	(13)	(25)	(2)	(10)

Segment operating income	$195	$145	$131	$114

Total capital expenditures
General rentals	$488	$340	$336	$175
Trench safety, pump and power	19	14	11	8
Traffic control	9	6	4	3

Total capital expenditures	$516	$360	$351	$186

	June 30, 2005	December 31, 2004
Total Assets
General rentals	$4,802	$4,613
Trench safety, pump and power	107	92
Traffic control	184	177

Total assets	$5,093	$4,882

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

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of June 30, 2005 and December 31, 2004, the outstanding borrowings under this facility were approximately $130 and $133 and utilized letters of credit were $64 and $50, respectively. All outstanding borrowings under the revolving credit facility at June 30, 2005 and December 31, 2004 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 4.6 and 4.8 at June 30, 2005 and December 31, 2004, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of both June 30, 2005 and December 31, 2004, the outstanding letters of credit under the ILCF were approximately $150.

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

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan. As of June 30, 2005 and December 31, 2004, amounts outstanding under the term loan were approximately $741 and $744, respectively.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 5.6 and 4.7 at June 30, 2005 and December 31, 2004, respectively.

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

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at June 30, 2005 and December 31, 2004. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI. This commitment fee was 0.35 percent at June 30, 2005.

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

Loan Covenants and Compliance

As of June 30, 2005, we were not in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes, or the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes, or the QUIPs, but we were in compliance with the covenants of the New Credit Facility, as amended, as discussed above. As discussed above (see “Transactions Completed in 2005—Matters Relating to Consent Solicitations”), on September 19, 2005, we amended the indentures governing the above-described securities and our New Credit Facility to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings. As described above, on March 31, 2006 the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

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

CONDENSED CONSOLIDATING BALANCE SHEET

(Dollars in millions, except per share data unless otherwise indicated)

June 30, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other & Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents		$147	$98	$9		$254
Accounts receivable, net		42	424	51		517
Intercompany receivable (payable)		477	(333)	(144)		—
Inventory		80	85	13		178
Prepaid expenses and other assets		47	65	1		113
Rental equipment, net		1,238	825	220		2,283
Property and equipment, net	$27	124	239	25		415
Investment in subsidiaries	1,285	2,083	—	—	$(3,361)	7
Goodwill and other intangible assets, net	—	165	1,022	139	—	1,326

	$1,312	$4,403	$2,425	$314	$(3,361)	$5,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$48	$259	$29		$336
Accrued expenses and other liabilities		149	216	7	$(68)	304
Debt		2,824	—	130	—	2,954
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	172	(14)	29	—	187

Total liabilities	222	3,193	461	195	(68)	4,003

Total stockholders’ equity	1,090	1,210	1,964	119	(3,293)	1,090

Total liabilities and stockholder’s equity	$1,312	$4,403	$2,425	$314	$(3,361)	$5,093

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents		$247	$34	$22		$303
Accounts receivable, net		20	419	51		490
Intercompany receivable (payable)		231	(85)	(146)		—
Inventory		46	61	12		119
Prepaid expenses and other assets		46	66	—		112
Rental equipment, net		1,153	764	206		2,123
Property and equipment, net	$22	120	231	24		397
Investment in subsidiaries	1,226	2,039	—	—	$(3,257)	8
Goodwill and other intangible assets, net		362	827	141		1,330

	$1,248	$4,264	$2,317	$310	$(3,257)	$4,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$36	$156	$25		$217
Accrued expenses and other liabilities		140	240	8	$(65)	323
Debt		2,812	—	133	—	2,945
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	126	(5)	28	—	149

Total liabilities	222	3,114	391	194	(65)	3,856

Total stockholders’ equity	1,026	1,150	1,926	116	(3,192)	1,026

Total liabilities and stockholder’s equity	$1,248	$4,264	$2,317	$310	$(3,257)	$4,882

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$280	$297	$50		$627
Sales of rental equipment		42	34	11		87
New equipment sales		27	21	7		55
Contractor supplies sales		33	44	8		85
Service and other revenues		18	12	4		34

Total revenues		400	408	80		888
Cost of revenues:
Cost of equipment rentals, excluding depreciation		124	171	25		320
Depreciation of rental equipment		46	39	10		95
Cost of rental equipment sales		31	25	9		65
Cost of new equipment sales		22	17	6		45
Cost of contractor supplies sales		26	32	6		64
Cost of service and other revenue		8	6	2		16

Total cost of revenues		257	290	58		605

Gross profit		143	118	22		283
Selling, general and administrative expenses		59	67	10		136
Goodwill impairment
Non-rental depreciation and amortization	$2	7	6	1		16

Operating income (loss)	(2)	77	45	11		131
Interest expense	4	41	1	2	$(4)	44
Interest expense—subordinated convertible debentures	—	—	—	—	4	4
Other (income) expense, net	—	1	—	—	—	1

Income (loss) before provision (benefit) for income taxes	(6)	35	44	9	—	82
Provision (benefit) for income taxes	(2)	13	18	3	—	32

Income (loss) before equity in net earnings of subsidiaries	(4)	22	26	6	—	50
Equity in net earnings of subsidiaries	54	32	—	—	(86)	—

Net income (loss)	$50	$54	$26	$6	$(86)	$50

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2004 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$256	$272	$37		$565
Sales of rental equipment		31	32	7		70
New equipment sales		25	17	5		47
Contractor supplies sales		22	30	5		57
Service and other revenues		17	12	3		32

Total revenues		351	363	57		771
Cost of revenues:
Cost of equipment rentals, excluding depreciation		109	158	18		285
Depreciation of rental equipment		44	39	9		92
Cost of rental equipment sales		23	24	5		52
Cost of new equipment sales		22	14	4		40
Cost of contractor supplies sales		15	23	4		42
Cost of service and other revenue		8	6	1		15

Total cost of revenues		221	264	41		526

Gross profit		130	99	16		245
Selling, general and administrative expenses		50	57	8		115
Goodwill impairment		—	—	—		—
Non-rental depreciation and amortization	$2	7	6	1		16

Operating income (loss)	(2)	73	36	7		114
Interest expense	4	33	—	1	$(4)	34
Interest expense—subordinated convertible debentures—Quips	—	—	—	—	4	4
Other (income) expense, net	—	11	1	—	—	12

Income (loss) before provision (benefit) for income taxes	(6)	29	35	6	—	64
Provision (benefit) for income taxes	(2)	11	13	2	—	24

Income (loss) before equity in net earnings of subsidiaries	(4)	18	22	4	—	40
Equity in net earnings of subsidiaries	44	26	—	—	(70)

Net income (loss)	$40	$44	$22	$4	$(70)	$40

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$522	$527	$92		$1,141
Sales of rental equipment		79	68	20		167
New equipment sales		49	36	11		96
Contractor supplies sales		56	77	16		149
Service and other revenues		38	22	7		67

Total revenues		744	730	146		1,620
Cost of revenues:
Cost of equipment rentals, excluding depreciation		244	309	48		601
Depreciation of rental equipment		92	77	20		189
Cost of rental equipment sales		58	49	15		122
Cost of new equipment sales		39	31	9		79
Cost of contractor supplies sales		43	57	12		112
Cost of service and other revenue		17	11	4		32

Total cost of revenues		493	534	108		1,135

Gross profit		251	196	38		485
Selling, general and administrative expenses		111	125	22		258
Non-rental depreciation and amortization	$3	13	13	3		32

Operating income (loss)	(3)	127	58	13		195
Interest expense	8	83	1	3	$(8)	87
Preferred dividends of a subsidiary trust	—	—	—	—	8	8
Other (income) expense, net	—	3	(4)	—	—	(1)

Income (loss) before provision (benefit) for income taxes	(11)	41	61	10	—	101
Provision (benefit) for income taxes	(4)	15	24	4	—	39

Income (loss) before equity in net income (loss) of subsidiaries	(7)	26	37	6	—	62
Equity in net income (loss) of subsidiaries	69	43	—	—	(112)	—

Net income (loss)	$62	$69	$37	$6	$(112)	$62

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2004 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$472	$491	$68		$1,031
Sales of rental equipment		62	62	11		135
New equipment sales		45	30	9		84
Contractor supplies sales		39	53	10		102
Service and other revenues		36	21	5		62

Total revenues		654	657	103		1,414
Cost of revenues:
Cost of equipment rentals, excluding depreciation		219	294	36		549
Depreciation of rental equipment		88	77	17		182
Cost of rental equipment sales		44	44	8		96
Cost of new equipment sales		37	28	7		72
Cost of contractor supplies sales		29	39	7		75
Cost of service and other revenue		17	12	3		32

Total cost of revenues		434	494	78		1,006

Gross profit		220	163	25		408
Selling, general and administrative expenses		98	115	17		230
Non-rental depreciation and amortization	$4	14	13	2		33

Operating income (loss)	(4)	108	35	6		145
Interest expense	8	77	1	2	$(8)	80
Preferred dividends of a subsidiary trust—(Quips)	—	(1)	1	—	8	8
Other (income) expense, net	—	172	(2)	3	—	173

Income (loss) before provision (benefit) for income taxes	(12)	(140)	35	1	—	(116)
Provision (benefit) for income taxes	(4)	(58)	12	2	—	(48)

Income (loss) before equity in net income (loss) of subsidiaries	(8)	(82)	23	(1)	—	(68)
Equity in net income (loss) of subsidiaries	(60)	22	—	—	38	—

Net income (loss)	$(68)	$(60)	$23	$(1)	$38	$(68)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For Six Months Ended June 30, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(7)	$101	$214	$17	$—	$325
Net cash used in investing activities	(2)	(170)	(150)	(29)	2	(349)
Net cash provided by (used in) financing activities	9	(31)	—	—	(2)	(24)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	—	(100)	64	(13)	—	(49)
Cash and cash equivalents at beginning of period		247	34	22	—	303

Cash and cash equivalents at end of period	$—	$147	$98	$9	$—	$254

For Six Months Ended June 30, 2004 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations		Consolidated Total
Net cash provided by (used in) operating activities	$(6)	$204	$108	$39	$		$345
Net cash used in investing activities	(5)	(130)	(74)	(80)		3	(286)
Net cash provided by (used in) financing activities	11	(116)	—	42		(3)	(66)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—		—	—

Increase (decrease) in cash and cash equivalents	—	(42)	34	1		—	(7)
Cash and cash equivalents at beginning of period	—	42	32	5		—	79

Cash and cash equivalents at end of period	$—	$—	$66	$6		$—	$72

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data unless otherwise indicated)

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

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended June 30, 2005
Equipment rentals	$531	$32	$64	$627
Sales of rental equipment	83	3	1	87
Sales of new equipment	49	5	1	55
Contractor supplies sales	75	3	7	85
Service and other	33	1	—	34

Total revenue	$771	$44	$73	$888

Three months ended June 30, 2004
Equipment rentals	$484	$23	$58	$565
Sales of rental equipment	66	3	1	70
Sales of new equipment	44	2	1	47
Contractor supplies sales	48	2	7	57
Service and other	31	1	—	32

Total revenue	$673	$31	$67	$771

Six months ended June 30, 2005
Equipment rentals	$981	$58	$102	$1,141
Sales of rental equipment	159	6	2	167
Sales of new equipment	88	7	1	96
Contractor supplies sales	133	5	11	149
Service and other	64	2	1	67

Total revenue	$1,425	$78	$117	$1,620

Six months ended June 30, 2004
Equipment rentals	$890	$43	$98	$1,031
Sales of rental equipment	127	6	2	135
Sales of new equipment	80	3	1	84
Contractor supplies sales	88	3	11	102
Service and other	60	2	—	62

Total revenue	$1,245	$57	$112	$1,414

Equipment rentals. Equipment rentals represent our revenues from renting equipment.

Three months ended June 30, 2005 and 2004. 2005 equipment rentals of $627 increased $62, or 11 percent, reflecting a 5.2 percent increase in rental rates and an 11 percent increase in same-store rental revenues, partially offset by declines due to store closures in 2004. The increase also reflected an increase in our dollar equipment utilization rate from 59.5 percent for the three months ended June 30, 2004 to 64.0 percent for the three months ended June 30, 2005. Equipment rentals represented approximately 71 percent of total revenues for the three months ended June 30, 2005. On a segment basis, equipment rentals represented approximately 69 percent, 73 percent and 88 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $47, or 10 percent, reflecting increased rental rates and an 11 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $9, or 39 percent, reflecting a 26 percent increase in same-store rental revenues. Traffic control equipment rentals increased $6, or 10 percent, reflecting a 13 percent increase in same-store rental revenues, partially offset by the impact of store closures.

Six months ended June 30, 2005 and 2004. 2005 equipment rentals of $1,141 increased $110, or 11 percent, reflecting a 7.1 percent increase in rental rates and an 11 percent increase in same-store rental revenues, partially offset by declines due to store closures in 2004. The increase also reflected an increase in our dollar equipment utilization rate from 54.6 percent for the six months ended June 30, 2004 to 58.9 percent for the six months ended June 30, 2005. Equipment rentals represented approximately 70 percent of total revenues for the six months ended June 30, 2005. On a segment basis, equipment rentals represented approximately 69 percent, 74 percent and 88 percent of total revenues for general rentals, trench safety, pump and power, and traffic control, respectively. General rentals equipment rentals increased $91, or 10 percent, reflecting increased rental rates and an 11 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $15, or 32 percent, reflecting a 24 percent increase in same-store rental revenues. Traffic control equipment rentals increased $4, or 4 percent, reflecting a 6 percent increase in same-store rental revenues.

Sales of rental equipment. Sales of rental equipment represent revenues associated with selling used equipment. For the three and six months ended June 30, 2005 and 2004, sales of rental equipment represented approximately 10 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power and traffic control were insignificant. The increase in sales of rental equipment for the three and six months ended June 30, 2005 primarily relates to an increase in the volume of equipment sold.

Sales of new equipment. For the three and six months ended June 30, 2005 and 2004, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for between 90 and 95 percent of these sales. Sales of new equipment for trench safety, pump and power and traffic control were insignificant. The increase in sales of new equipment for the three and six months ended June 30, 2005 primarily relates to an increase in the volume of equipment sold.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and six months ended June 30, 2005, general rentals accounted for between 85 and 90 percent of total sales of contractor supplies. The increase in sales of contractor supplies for the three and six months ended June 30, 2005 primarily relates to an increase in the volume of supplies sold.

Service and other. Service and other represent our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. The increase in service and other revenue for the three and six months ended June 30, 2005 primarily relates to increased parts sales.

Segment Operating Profit. Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended June 30, 2005
Operating Profit (Loss)	$122	$11	$(2)	$131
Operating Margin	16%	25%	-4%	15%
Three months ended June 30, 2004
Operating Profit (Loss)	$116	$8	$(10)	$114
Operating Margin	17%	25%	-15%	15%
Six months ended June 30, 2005
Operating Profit (Loss)	$191	$17	$(13)	$195
Operating Margin	13%	23%	-11%	12%
Six months ended June 30, 2004
Operating Profit (Loss)	$156	$14	$(25)	$145
Operating Margin	13%	23%	-22%	10%

General rentals. For the three months ended June 30, 2005, operating margin declined 1 percentage point as compared to the same period in 2004. The reduction in operating margin reflects higher selling costs related to growth in the business, increased costs for labor, benefits and delivery associated with normal inflationary increases, and increased professional costs related to regulatory issues and related matters. These matters were partially offset by higher rental rates.

For the six months ended June 30, 2005, the operating margin was flat as compared to same period in 2004. For the six months ended June 30, 2005, the benefit of higher rental rates was offset by higher selling costs related to growth in the business, increased costs for labor, benefits and delivery associated with normal inflationary increases, and increased professional costs related to regulatory issues and related matters.

Trench safety, pump and power. Trench safety, pump and power operating profit increased by $3 for the three months ended June 30, 2005 as compared to the same period in 2004. The increase reflects increased revenues of 38 percent due to higher rental rates and a 26 percent increase in same store sales growth.

For the six months ended June 30, 2005, operating margin was flat as compared to the same period in 2004. Operating profit growth reflects a 35 percent increase in revenue primarily relating to a 24 percent increase in same store rental revenues.

Traffic control. Traffic control operating loss decreased by $7 for the three months ended June 30, 2005 as compared to the same period in 2004 reflecting increased revenues of approximately 10 percent and reduced costs as a result of the closure / divestiture of unprofitable branches as well as reduced operating costs due to cost reductions and improved efficiencies.

Traffic control operating loss decreased by $12 for the six months ended June 30, 2005 as compared to the same period in 2004 due to increased revenues of approximately 5 percent and reduced costs as a result of the closure / divestiture of unprofitable branches as well as reduced operating costs due to cost reductions and improved efficiencies.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Total gross margin	31.9%	31.7%
Equipment rentals	33.9%	33.2%
Sales of rental equipment	25.0%	26.5%
Sales of new equipment	17.9%	16.0%
Contractor supplies sales	24.9%	26.3%
Service and other	50.6%	49.8%

	Six Months Ended
	June 30, 2005	June 30, 2004
Total gross margin	29.9%	28.8%
Equipment rentals	30.8%	28.9%
Sales of rental equipment	26.7%	29.0%
Sales of new equipment	18.1%	14.8%
Contractor supplies sales	24.9%	26.8%
Service and other	49.8%	49.1%

For the three months ended June 30, 2005, total gross margin improved 0.2 percentage points as compared to the same period in 2004. Equipment rentals gross margin improved 0.7 percentage points primarily due to a year over year increase in rental rates of 5.2 percent, strong revenue growth in trench safety, pump and power as well as cost reductions in traffic control. The reduction in gross margins on contractor supplies sales of 1.4 percentage points resulted primarily from increased costs related to the opening of new distribution centers. The fluctuations in margins on sales of rental equipment and new equipment result primarily from changes in the mix of equipment sold, partially offset by improved pricing.

For the six months ended June 30, 2005, total gross margin improved 1.1 percentage points as compared to the same period in 2004. Equipment rentals gross margin improved 1.9 percentage points primarily due to a year over year increase in rental rates of 7.1 percent, strong revenue growth in trench safety, pump and power and cost reductions in traffic control. The reduction in gross margins on contractor supplies sales of 1.9 percentage points resulted primarily from increased costs related to the opening of new distribution centers. The fluctuations in margins on sales of rental equipment and new equipment result primarily from changes in the mix of equipment sold.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Total SG&A expenses	$136	$115
SG&A as a percentage of revenue	15.3%	14.7%

	Six Months Ended
	June 30, 2005	June 30, 2004
Total SG&A expenses	$258	$230
SG&A as a percentage of revenue	15.9%	16.3%

SG&A expense primarily includes sales force compensation, bad debt expense, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead.

For the three months ended June 30, 2005, SG&A expense increased $21. In addition to normal inflationary increases as well as higher selling and administrative costs related to growth in the business, the year-over-year growth in SG&A expense reflects increased professional costs related to regulatory issues and related matters of $5.

For the six months ended June 30, 2005, SG&A expense increased $28. In addition to normal inflationary increases as well as higher selling and administrative costs related to growth in the business, the year-over-year growth in SG&A expense reflects increased professional costs related to regulatory issues and related matters of $8.

Non-rental depreciation and amortization for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Non-rental depreciation and amortization	$16	$16
Non-rental depreciation and amortization as a percent of revenue	2%	2%

	Six Months Ended
	June 30, 2005	June 30, 2004
Non-rental depreciation and amortization	$32	$33
Non-rental depreciation and amortization as a percent of revenue	2%	2%

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of other intangible assets. Our other intangible assets primarily consist of customer relationships and non-compete agreements. The amount of non-rental depreciation and amortization has approximated 2 percent of revenues for the periods presented.

Interest expense for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Interest expense	$44	$34

	Six Months Ended
	June 30, 2005	June 30, 2004
Interest expense	$87	$80

Interest expense for the three months ended June 30, 2005 increased $10, reflecting the increase in interest rates applicable to our floating rate debt. Interest expense for the six months ended June 30, 2005 increased $7 due to increased interest rates applicable to our floating rate debt, partially offset by the benefit of debt refinancings completed in first quarter 2004. As of June 30, 2005, approximately 42 percent of our debt was floating rate debt.

Other (income) expenses, net was as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Other (income) expense, net	$1	$12

	Six Months Ended
	June 30, 2005	June 30, 2004
Other (income) expense, net	$(1)	$173

Other expense of $173 for the six months ended June 30, 2004 and $12 for the three months ended June 30, 2004 primarily relates to charges related to the refinancing of approximately $2.1 billion of debt. This refinancing is discussed further below; see “Liquidity and Capital Resources.”

Income taxes. The following table summarizes our consolidated provision (benefit) for income taxes and the related effective tax rate for the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30, 2005	June 30, 2004
Pre-tax income	$82	$64
Provision for income taxes	$32	$24
Effective tax rate	39%	38%

	Six Months Ended
	June 30, 2005	June 30, 2004
Pre-tax income (loss)	$101	$(116)
Provision (benefit) for income taxes	$39	$(48)
Effective tax rate	39%	41%

The difference between the consolidated effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relates to state taxes as well as certain non deductible charges.

New Accounting Pronouncements. See note 1 of the consolidated financial statements for a full description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

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

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of June 30, 2005, we had (i) $456 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior secured credit facility and (ii) $200 of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans outstanding). We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

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

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of June 30, 2005 and December 31, 2004, the outstanding borrowings under this facility were approximately $130 and $133 and utilized letters of credit were $64 and $50, respectively. All outstanding borrowings under the revolving credit facility at June 30, 2005 and December 31, 2004 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 4.6 and 4.8 at June 30, 2005 and December 31, 2004, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of both June 30, 2005 and December 31, 2004, the outstanding letters of credit under the ILCF were approximately $150.

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

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan. As of June 30, 2005 and December 31, 2004, amounts outstanding under the term loan were approximately $741 and $744, respectively.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 5.6 and 4.7 at June 30, 2005 and December 31, 2004, respectively.

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

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at June 30, 2005 and December 31, 2004. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI. This commitment fee was 0.35 percent at June 30, 2005.

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

Loan Covenants and Compliance

As of June 30, 2005, we were not in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes, or the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes, or the QUIPs, but we were in compliance with the covenants of the New Credit Facility, as amended, as discussed above. As discussed above (see “Transactions Completed in 2005—Matters Relating to Consent Solicitations”), on September 19, 2005, we amended the indentures governing the above-described securities and our New Credit Facility to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings. As described above, on March 31, 2006 the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

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

Sources and Uses of Cash. During six months ended June 30, 2005, we (i) generated cash from operations of $325 and (ii) generated cash from the sale of rental equipment of $167. We used cash during this period principally to (i) purchase rental equipment of $484, (ii) purchase other property and equipment of $32, (iii) purchase other companies, net of cash acquired, of $3 and (iv) make debt repayments, net of borrowings, and financing costs of $26.

During the six months ended June 30, 2004, we (i) generated cash from operations of $345, (ii) generated cash from the sale of rental equipment of $135 and (iii) utilized cash for debt repayments, net of borrowings, and financing costs of $66. We used cash during this period principally to (i) purchase rental equipment of $331, (ii) purchase other property and equipment of $29 and (iii) purchase other companies, net of cash acquired, of $61.

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

Certain Information Concerning Off-Balance Sheet Arrangements

We lease real estate, rental equipment and non-rental equipment under operating leases as a `regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $26. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of June 30, 2005 and December 31, 2004 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

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

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of June 30, 2005, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an agreement notional amount of $725. The effect of the swap agreement was, at June 30, 2005, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent notes through 2012, (ii) $375 of our 7 percent notes, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013.

As of June 30, 2005, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.3 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $130 of borrowings under our revolver Canadian facility, $1.2 billion in swaps, and $16 of term loans not subject to an interest rate cap. The weighted-average effective interest rates applicable to our variable rate debt on June 30, 2005 were (i) 4.6 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 5.6 percent for the term loan and (iii) 6.0 percent for the debt subject to our swap agreements. As of June 30, 2005, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $13 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see note 8 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2005 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of June 30, 2005. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

As of December 31, 2004 and June 30, 2005, the Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to timely file our 2004 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective. In addition, as a result of the subsequent identification of material weaknesses in internal control as of December 31, 2004, as reported below and in the Company’s Annual Report on Form 10-K for 2004 filed on March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2004 were not effective.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the effectiveness of our internal control over financial reporting, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2004 (and as of June 30, 2004), which had not been effectively remediated, and therefore continued to exist, as of June 30, 2005.

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

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2005 (or as of June 30, 2004).

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed above in note 2 to our unaudited condensed consolidated financial statements included in this report (the “Restatement Note”) and summarized in the Company’s press release and the related current report on Form 8-K dated January 26, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
4/1/05 through 4/30/05	—	—
5/1/05 through 5/31/05	128	$20.05
6/1/05 through 6/30/05	—	—

Total	128	$20.05

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Exhibit
3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

10(c)	Amendment, dated as of June 22, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No.1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on June 24, 2005)

10(nn)	Indemnification Agreement dated as of June 7, 2005, between United Rentals, Inc. and Jason D. Papastavrou (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed June 7, 2005)‡

10(iii)	Receivables Purchase Agreement dated as of May 31, 2005 between United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization Corp., Liberty Street Funding Corp., Calyon New York Branch, and The Bank of Nova Scotia (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10(jjj)	Purchase and Contribution Agreement dated as of May 31, 2005 between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P., United Rentals, Inc., and United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

Exhibit Number	Description of Exhibit
10(kkk)	Performance Undertaking dated as of May 31, 2005 executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)*	Section 1350 Certification by Chief Executive Officer

32(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.

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