Form 10-Q
period 2005-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2006-04-12
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

For information concerning the Restatement, see note 2 to our condensed consolidated financial statements included in this report. For additional information regarding the background and effects of the Restatement, see our annual report on Form 10-K for 2005, which we filed contemporaneously with our 2004 Form 10-K on March 31, 2006.

Contemporaneous with the filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2005, we are filing our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$151	$303
Accounts receivable, net of allowance for doubtful accounts of $43 in 2005 and $53 in 2004	584	490
Inventory	180	119
Prepaid expenses and other assets	158	120
Rental equipment, net	2,348	2,123
Property and equipment, net	433	397
Goodwill	1,300	1,293
Other intangible assets, net	34	37

	$5,188	$4,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$243	$217
Accrued expenses and other liabilities	367	323
Debt	2,936	2,945
Subordinated convertible debentures	222	222
Deferred taxes	239	149

Total liabilities	4,007	3,856
Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$.30 liquidation preference, 300,000 shares issued and outstanding	—	—
Series D perpetual convertible preferred stock—$.15 liquidation preference, 150,000 shares issued and outstanding	—	—
Common stock—$.01 par value, 500,000,000 shares authorized, 77,443,139 shares issued and outstanding on September 30, 2005 and 77,869,576 shares issued and outstanding on December 31, 2004	1	1
Additional paid-in capital	1,349	1,349
Deferred compensation	(15)	(19)
Accumulated deficit	(204)	(342)
Accumulated other comprehensive income	50	37

Total stockholders’ equity	1,181	1,026

	$5,188	$4,882

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Revenues:
Equipment rentals	$1,879	$1,694	$738	$663
Sales of rental equipment	228	193	61	58
New equipment sales	151	128	55	44
Contractor supplies sales	238	163	89	61
Service and other revenues	104	94	37	32

Total revenues	2,600	2,272	980	858
Cost of revenues:
Cost of equipment rentals, excluding depreciation	955	871	354	322
Depreciation of rental equipment	287	277	98	95
Cost of rental equipment sales	165	137	43	41
Cost of new equipment sales	124	109	45	37
Cost of contractor supplies sales	181	120	69	45
Cost of service and other revenue	51	49	19	17

Total cost of revenues	1,763	1,563	628	557

Gross profit	837	709	352	301
Selling, general and administrative expenses	422	353	164	123
Goodwill impairment	—	139	—	139
Non-rental depreciation and amortization	49	49	17	16

Operating income	366	168	171	23
Interest expense	135	115	48	35
Interest expense—subordinated convertible debentures	12	12	4	4
Other (income) expense, net	(8)	174	(7)	1

Income (loss) before provision (benefit) for income taxes	227	(133)	126	(17)
Provision (benefit) for income taxes	89	(19)	50	29

Net income (loss)	$138	$(114)	$76	$(46)

Earnings (loss) per share—basic:
Income (loss) available to common stockholders	$1.45	$(1.46)	$0.80	$(0.58)

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders	$1.32	$(1.46)	$0.71	$(0.58)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions, except per share data and unless otherwise indicated)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2004	$—	$—	78	$1	$1,349	$(19)	$(342)	—	$37
Comprehensive income:
Net income							138	138
Other comprehensive income:
Foreign currency translation adjustments								8	8
Derivatives qualifying as hedges, net of tax of $2								5	5

Comprehensive income								$151

Exercise of common stock options and warrants					2
Amortization of deferred compensation						4
Founders shares repurchased and retired					(2)

Balance, September 30, 2005	$—	$—	78	$1	$1,349	$(15)	$(204)		$50

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

	Nine Months Ended September 30,
	2005	2004 (Restated)
Cash Flows From Operating Activities:
Net income (loss)	$138	$(114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	336	326
Gain on sales of rental equipment	(63)	(56)
Amortization of deferred compensation	6	18
Goodwill impairment	—	139
Repurchase premiums for debt refinancing—	—	150
Deferred taxes	87	(18)
Changes in operating assets and liabilities:
Accounts receivable	(95)	(48)
Inventory	(41)	(9)
Prepaid expenses and other assets	2	43
Accounts payable	26	111
Accrued expenses and other liabilities	28	3

Net cash provided by operating activities	424	545

Cash Flows From Investing Activities:
Purchases of rental equipment	(680)	(479)
Purchases of property and equipment	(56)	(42)
Proceeds from sales of rental equipment	228	192
Purchases of other companies	(3)	(61)
Proceeds from sale of branches	2	—

Net cash used in investing activities	(509)	(390)

Cash Flows From Financing Activities:
Proceeds from debt	—	2,179
Payments of debt	(32)	(2,214)
Purchase of interest rate caps	—	(14)
Payments of financing costs	(34)	(37)
Proceeds from the exercise of common stock options	1	4
Shares repurchased and retired	(2)	(4)

Net cash used in financing activities	(67)	(86)
Effect of foreign exchange rates	—	1

Net increase (decrease) in cash and cash equivalents	(152)	70
Cash and cash equivalents at beginning of period	303	79

Cash and cash equivalents at end of period	$151	$149

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

We have prepared the accompanying unaudited condensed consolidated interim financials statements in accordance with the accounting policies described in our 2004 Form 10-K and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2004 Form 10-K.

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

Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Included in the cash balance at September 30, 2005 is $75 that we agreed to maintain in an investment account for a traffic control subsidiary to conduct traffic control business with the state of Florida. In March 2006, we signed an agreement with the state of Florida whereby we are no longer required to maintain these funds in any type of account.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

Employees.” At September 30, 2005, the Company had six stock-based compensation plans. Since stock options have been granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense has been recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods or earlier upon acceleration of vesting. During first quarter of 2004, the company accelerated the vesting of approximately 404,000 shares of restricted stock. The following table provides additional information related to the Company’s stock-based compensation arrangements:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Net income (loss), as reported	$138	$(114)	$76	$(46)
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	4	11	—	2
Less: Stock-based compensation expense determined using the fair value method, net of tax	(5)	(21)	(1)	(6)

Pro forma net income (loss)	$137	$(124)	$75	$(50)

Basic earnings (loss) per share:
As reported	$1.45	$(1.46)	$0.80	$(0.58)
Pro forma	$1.45	$(1.58)	$0.79	$(0.63)
Diluted earnings (loss) per share:
As reported	$1.32	$(1.46)	$0.71	$(0.58)
Pro forma	$1.32	$(1.58)	$0.70	$(0.63)

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

FAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While we can not estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of our common stock on the date of exercise), the amount of operating cash flows recognized in 2005 for such excess tax deductions was $1.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

The following table presents the effects of the foregoing restatements on a condensed basis on our quarterly results for the three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Amount Originally Reported	Restated	Amount Originally Reported	Restated
Statements of Operations:
Revenues	$850	$858	$2,270	$2,272
Operating income	(6)	24	134	168
Net income	(64)	(46)	(136)	(114)
Basic loss per share	$(0.83)	$(0.58)	$(1.75)	$(1.46)
Diluted loss per share	$(0.83)	$(0.58)	$(1.75)	$(1.46)

3.    Acquisitions

We completed two and three acquisitions during the years ended December 31, 2005 and 2004 respectively. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from their respective acquisition dates.

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

Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

4.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

Balance at December 31, 2004	$1,293
Goodwill related to acquisitions	2
Foreign currency translation and other adjustments	5

Balance at September 30, 2005	$1,300

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

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from three to twelve years. Amortization expense for other intangible assets was $3 for the nine months ended September 30, 2005 and September 30, 2004. The cost of other intangible assets and the related accumulated amortization was as follows as of September 30, 2005:

September 30, 2005
Gross carrying amount	$60
Accumulated amortization	(26)

Net Amount	$34

5.    Restructuring Charges

We recorded restructuring charges of $28 (including a non-cash component of approximately $3) and $29 (including a non-cash component of approximately $11) in 2002 and 2001, respectively. Restructuring program activity during the nine months ended September 30, 2005 is outlined below:

Restructuring reserve (1)
Balance at December 31, 2004	$8
Cash payments charged against reserve	(2)

Balance at September 30, 2005	$6

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Numerator:
Net income (loss)	$138	$(114)	$76	$(46)
Plus:
Convertible debt interest	1	—	1	—
QUIPS interest	7	—	2	—

Income (loss) available to common stockholders	$146	$(114)	$79	$(46)
Denominator:
Weighted-average common shares	77,960,242	77,505,171	78,010,517	77,843,606
Series C preferred	12,000,000	—	12,000,000	—
Series D preferred	5,000,000	—	5,000,000	—

Denominator for basic earnings per share—weighted-average	94,960,242	77,505,171	95,010,517	77,843,606
Effect of dilutive securities:
Employee stock options	4,128,840	—	3,974,510	—
Convertible shares	5,634,055	—	5,702,334	—
QUIPS shares	5,077,926	—	5,077,926	—
Restricted stock units and phantom shares	175,617	—	150,334	—

Denominator for diluted earnings per share—adjusted weighted-average shares	109,976,680	77,505,191	109,915,621	77,843,606

Earnings (loss) per share—basic:
Income (loss) available to common stockholders	$1.45	$(1.46)	$0.80	(0.58)

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders	$1.32	$(1.46)	$0.71	$(0.58)

7.    Segment Information

Our reportable segments are general rentals, traffic control and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. Our external segment reporting is aligned with the manner in which management evaluates and allocates resources. We evaluate segment performance based on segment operating results which exclude goodwill impairment and restructuring and asset impairment charges.

Operating segment revenues and profitability for the three and nine month periods ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Total revenues
General rentals	$2,270	$1,989	$845	$742
Trench safety, pump and power	130	93	52	38
Traffic control	200	190	83	78

Total revenues	$2,600	$2,272	$980	$858

Total Depreciation and Amortization Expense
General rentals	$305	$294	$106	$100
Trench safety, pump and power	14	11	4	4
Traffic control	17	21	5	7

Total depreciation and amortization expense	$336	$326	$115	$111

Segment operating income (loss)
General rentals	$345	$310	$154	$154
Trench safety, pump and power	35	26	18	12
Traffic control	(14)	(29)	(1)	(4)

Segment operating income	$366	$307	$171	$162

Total capital expenditures
General rentals	$687	$487	$201	$146
Trench safety, pump and power	33	23	14	10
Traffic control	16	11	6	5

Total capital expenditures	$736	$521	$221	$161

	September 30, 2005	December 31, 2004
Total assets
General rentals	$4,811	$4,613
Trench safety, pump and power	123	92
Traffic control	254	177

Total assets	$5,188	$4,882

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

The following is a reconciliation of segment operating income to total company operating income:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Total segment profits
Unallocated items:	$366	$307	$171	$162
Goodwill impairment charges	—	139	—	139

Consolidated operating income	$366	$168	$171	$23

8.    Financing Transactions / Debt

Transactions Completed in 2004

We refinanced approximately $2.1 billion of debt in 2004 (“the Refinancing”). The Refinancing extended debt maturities, reduced interest expense going forward and provided the Company with greater financial flexibility. As part of the Refinancing, the Company:

•	amended and restated URI’s senior secured credit facility (“New Credit Facility”) to replace URI’s previous $1.3 billion senior secured credit facility the Company previously had in place;

•	sold $1 billion of URI’s 6 1/2 percent Senior Notes Due 2012;

•	sold $375 of URI’s 7 percent Senior Subordinated Notes Due 2014;

•	repaid $639 of term loans and $52 of borrowings that were outstanding under the old credit facility;

•	repurchased $845 principal amount of URI’s 10 3/4 percent Senior Notes Due 2008 (the “10 3/4 percent Notes”), pursuant to a tender offer;

•	redeemed $300 principal amount of URI’s outstanding 9 1/4 percent Senior Subordinated Notes Due 2009 (the “9 1/4 percent Notes”); and

•	redeemed $250 principal amount of URI’s outstanding 9 percent Senior Subordinated Notes Due 2009 (the “9 percent Notes”).

The Refinancing was completed during the first quarter of 2004, except that (i) the redemption of the 9 percent Notes was completed on April 1, 2004 and a portion of the term loan that is part of the New Credit Facility was drawn on such date and (ii) an additional $4 of the 10 3/4 percent Notes were repurchased on April 7, 2004.

In connection with the Refinancing, the Company incurred aggregate charges of approximately $171. These charges were attributable primarily to (i) the redemption and tender premiums for notes redeemed or repurchased as part of the Refinancing and (ii) the write-off of previously capitalized costs relating to the debt refinanced. These charges are recorded in other income (expense), net.

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

New Credit Facility. In the first quarter of 2004, as part of the Refinancing described above, the Company amended and restated its senior secured credit facility. The amended and restated facility includes (i) a $650 revolving credit facility, (ii) a $150 institutional letter of credit facility and (iii) a $750 term loan. The revolving credit facility, institutional letter of credit facility and term loan are governed by the same credit agreement. URI’s obligations under the credit facility are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries and are secured by liens on substantially all of the assets of URI, Holdings and URI’s domestic subsidiaries. Set forth below is certain additional information concerning the amended and restated facility.

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. As of September 30, 2005 and December 31, 2004, the outstanding borrowings under this facility were approximately $137 and $133 and utilized letters of credit were $65 and $50, respectively. All outstanding borrowings under the revolving credit facility at September 30, 2005 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 4.8 percent at September 30, 2005 and December 31, 2004.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

URI is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of both September 30, 2005 and December 31, 2004, the outstanding letters of credit under the ILCF were approximately $150.

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

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan. As of September 30, 2005 and December 31, 2004, amounts outstanding under the term loan were approximately $739 and $744, respectively.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 6.1 and 4.67 at September 30, 2005 and December 31, 2004, respectively.

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

The indentures for these securities require the Company to file annual and other periodic reports with the SEC. On September 19, 2005, the Company obtained consents from holders of these securities and entered into supplemental indentures amending the applicable covenants to allow the Company until March 31, 2006 to comply with the requirement to make timely SEC filings (and waiving related defaults that occurred prior to the effectiveness of the amendments). In addition, the supplemental indenture relating to the Convertible Notes changed the conversion rate from 38.9520 to 44.9438 shares of United Rentals common stock for each $1,000 (“one thousand dollars”) principal amount of Convertible Notes. Pursuant to the terms of the consent solicitation, the company paid aggregate consent fees of approximately $34 to holders of its nonconvertible notes and QUIPs. The costs are being amortized through the maturity dates of the nonconvertible notes and QUIPs.

In March 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to comply with the requirements to make timely SEC filings until June 29, 2005 for our 2004 Annual Report on Form 10-K and until August 15, 2005 for our first quarter 2005 Form 10-Q. In June 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to comply with the requirements to make timely SEC filings until December 31, 2005 for our 2004 Annual Report on Form 10-K and for our 2005 Form 10-Qs. Both of these consents were obtained without the payment of any consent fees. In November 2005, the Company successfully obtained its lenders’ consent to an amendment to the New Credit Facility that waived the covenant violation from the delay in making certain SEC filings and extended the Company’s deadline to comply with the requirements to make timely SEC filings until March 31, 2006. Consent fees in the amount of $1 were paid to the lenders under the New Credit Facility. On March 31, 2006, the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that (1) waived the covenant violation from the delay in making certain SEC filings, (2) extended the Company’s deadline to make its SEC filings until April 28, 2006 and (3) limited the Company’s ability to borrow under the New Credit Facility to amounts necessary to find obligations to be paid in the ordinary course during the one-week period following the applicable borrowing until these SEC filings are made.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lenders’ only source of repayment;

•	prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings;

•	after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and

•	the facility contains standard termination events including, without limitation, a termination event if (i) the long-term senior secured rating of URI falls below either B+ from Standard & Poor’s Rating Services (“S&P”) or B2 from Moody’s Investors Service (“Moody’s”) or (ii) our New Credit Facility is terminated. Our current ratings are discussed in the MD&A.

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at September 30, 2005 and December 31, 2004. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI. This commitment fee was .55 percent at September 30, 2005.

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

Loan Covenants and Compliance

As of September 30, 2005, we were in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes, as amended as discussed above, as well as the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes due 2023, the QUIPs and the New Credit Facility. As described above, as of March 31, 2006, the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

As of March 31, 2006, although we filed our annual reports on Form 10-K for the years ended December 31, 2004 and 2005, we had not yet filed our quarterly reports on Form 10-Q for the periods ended in 2005. Therefore, we were in violation of the amendments to our indentures due to not filing our quarterly reports. We are filing each of these quarterly reports on Form 10-Q on the date hereof. The Company is currently in compliance with its New Credit Facility, as amended, as of March 31, 2006.

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

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other & Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents			$142	$9		$151
Accounts receivable, net		$38	483	63		584
Intercompany receivable (payable)		610	(458)	(152)		—
Inventory		76	90	14		180
Prepaid expenses and other assets		72	74	1		147
Rental equipment, net		1,267	849	232		2,348
Property and equipment, net	$33	126	248	26		433
Investment in subsidiaries	1,370	2,151	—	—	$(3,510)	11
Goodwill and other intangible assets, net	—	165	1,021	148	—	1,334

	$1,403	$4,505	$2,449	$341	$(3,510)	$5,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$43	$180	$20		$243
Accrued expenses and other liabilities		136	280	7	$(56)	367
Debt		2,799	—	137	—	2,936
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	224	(15)	30	—	239

Total liabilities	222	3,202	445	194	(56)	4,007

Total stockholders’ equity	1,181	1,303	2,004	147	(3,454)	1,181

Total liabilities and stockholder’s equity	$1,403	$4,505	$2,449	$341	$(3,510)	$5,188

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents		$247	$34	$22		$303
Accounts receivable, net		20	419	51		490
Intercompany receivable (payable)		231	(85)	(146)		—
Inventory		46	61	12		119
Prepaid expenses and other assets		46	66	—		112
Rental equipment, net		1,153	764	206		2,123
Property and equipment, net	$22	120	231	24		397
Investment in subsidiaries	1,226	2,039	—	—	$(3,257)	8
Goodwill and other intangible assets, net		362	827	141		1,330

	$1,248	$4,264	$2,317	$310	$(3,257)	$4,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	—	$36	$156	$25	—	$217
Accrued expenses and other liabilities	—	140	240	8	$(65)	323
Debt	—	2,812	—	133	—	2,945
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	126	(5)	28	—	149

Total liabilities	222	3,114	391	194	(65)	3,856

Total stockholders’ equity	1,026	1,150	1,926	116	(3,192)	1,026

Total liabilities and stockholder’s equity	$1,248	$4,264	$2,317	$310	$(3,257)	$4,882

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2005
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$321	$354	$63		$738
Sales of rental equipment		25	29	7		61
New equipment sales		28	21	6		55
Contractor supplies sales		34	46	9		89
Service and other revenues		20	13	4		37

Total revenues		428	463	89		980
Cost of revenues:
Cost of equipment rentals, excluding depreciation		140	186	28		354
Depreciation of rental equipment		48	40	10		98
Cost of rental equipment sales		18	20	5		43
Cost of new equipment sales		22	18	5		45
Cost of contractor supplies sales		31	31	7		69
Cost of service and other revenue		10	7	2		19

Total cost of revenues		269	302	57		628

Gross profit		159	161	32		352
Selling, general and administrative expenses		59	93	12		164
Non-rental depreciation and amortization	$2	8	6	1		17

Operating income (loss)	(2)	92	62	19		171
Interest expense	4	43	3	2	$(4)	48
Interest expense—subordinated convertible debentures—Quips	—	—	—	—	4	4
Other (income) expense, net	—	1	(7)	(1)	—	(7)

Income (loss) before provision (benefit) for income taxes	(6)	48	66	18	—	126
Provision (benefit) for income taxes	(2)	19	26	7	—	50

Income (loss) before equity in net earnings of subsidiaries	(4)	29	40	11		76
Equity in net earnings of subsidiaries	80	51	—	—	(131)	—

Net income (loss)	$76	$80	$40	$11	$(131)	$76

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2004 (Restated)
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$295	$321	$47		$663
Sales of rental equipment		23	29	6		58
New equipment sales		25	15	4		44
Contractor supplies sales		23	32	6		61
Service and other revenues		18	11	3		32

Total revenues		384	408	66		858
Cost of revenues:
Cost of equipment rentals, excluding depreciation		117	185	20		322
Depreciation of rental equipment		46	40	9		95
Cost of rental equipment sales		16	21	4		41
Cost of new equipment sales		21	13	3		37
Cost of contractor supplies sales		18	23	4		45
Cost of service and other revenue		9	6	2		17

Total cost of revenues		227	288	42		557

Gross profit		157	120	24		301
Selling, general and administrative expenses		52	62	9		123
Goodwill impairment		—	139	—		139
Non-rental depreciation and amortization	$2	7	6	1		16

Operating income (loss)	(2)	98	(87)	14		23
Interest expense	4	34	—	1	$(4)	35
Interest expense—subordinated convertible debentures	—	—	—	—	4	4
Other (income) expense, net	—	2	(1)	—	—	1

Income (loss) before provision (benefit) for income taxes	(6)	62	(86)	13	—	(17)
Provision (benefit) for income taxes	(2)	24	2	5	—	29

Income (loss) before equity in net earnings of subsidiaries	(4)	38	(88)	8	—	(46)
Equity in net earnings of subsidiaries	(42)	(80)		—	122	—

Net income (loss)	$(46)	$(42)	$(88)	$8	$122	$(46)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, 2005
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$844	$881	$154		$1,879
Sales of rental equipment		106	95	27		228
New equipment sales		77	57	17		151
Contractor supplies sales		89	124	25		238
Service and other revenues		58	35	11		104

Total revenues		1,174	1,192	234		2,600
Cost of revenues:
Cost of equipment rentals, excluding depreciation		384	495	76		955
Depreciation of rental equipment		139	117	31		287
Cost of rental equipment sales		77	69	19		165
Cost of new equipment sales		62	48	14		124
Cost of contractor supplies sales		75	87	19		181
Cost of service and other revenue		28	17	6		51

Total cost of revenues		765	833	165		1,763

Gross profit		409	359	69		837
Selling, general and administrative expenses		170	218	34		422
Non-rental depreciation and amortization	$5	23	18	3		49

Operating income (loss)	(5)	216	123	32		366
Interest expense	11	126	4	5	$(11)	135
Preferred dividends of a subsidiary trust	—	—	1	—	11	12
Other (income) expense, net	—	3	(11)	—	—	(8)

Income (loss) before provision (benefit) for income taxes	(16)	87	129	27	—	227
Provision (benefit) for income taxes	(6)	34	51	10	—	89

Income (loss) before equity in net income (loss) of subsidiaries	(10)	53	78	17	—	138
Equity in net income (loss) of subsidiaries	148	95	—	—	(243)	—

Net income	$138	$148	$78	$17	$(243)	$138

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, 2004 (Restated)
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations		Consolidated Total
Revenues:
Equipment rentals		$768	$811	$115			$1,694
Sales of rental equipment		84	92	17			193
New equipment sales		71	44	13			128
Contractor supplies sales		61	86	16			163
Service and other revenues		54	32	8			94

Total revenues		1,038	1,065	169			2,272
Cost of revenues:
Cost of equipment rentals, excluding depreciation		336	479	56			871
Depreciation of rental equipment		133	118	26			277
Cost of rental equipment sales		60	65	12			137
Cost of new equipment sales		60	39	10			109
Cost of contractor supplies sales		46	62	12			120
Cost of service and other revenue		26	19	4			49

Total cost of revenues		661	782	120			1,563

Gross profit		377	283	49			709
Selling, general and administrative expenses		149	178	26			353
			139	—			139
Non-rental depreciation and amortization	$6	21	19	3	$		49

Operating income (loss)	(6)	207	(53)	20			168
Interest expense	12	112	—	3		$(12)	115
Preferred dividends of a subsidiary trust	—	(1)	1	—		12	12
Other (income) expense, net	—	173	(2)	3		—	174

Income (loss) before provision (benefit) for income taxes	(18)	(77)	(52)	14		—	(133)
Provision (benefit) for income taxes	(6)	(34)	14	7		—	(19)

Income (loss) before equity in net earnings of subsidiaries	(12)	(43)	(66)	7		—	(114)
Equity in net earnings of subsidiaries	(102)	(59)	—	—		161	—

Net income	$(114)	$(102)	$(66)	$7		$161	$(114)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the nine months ended September 30, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$—	$73	$323	$28	$—	$424
Net cash used in investing activities	(9)	(247)	(214)	(41)	2	(509)
Net cash provided by (used in) financing activities	9	(73)	(1)	—	(2)	(67)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	(247)	108	(13)	—	(152)
Cash and cash equivalents at beginning of period	—	247	34	22	—	303

Cash and cash equivalents at end of period	$—	$—	$142	$9	$—	$151

For the nine months ended September 30, 2004 (Restated)

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(6)	$274	$235	$42	$—	$545
Net cash used in investing activities	(9)	(178)	(123)	(84)	4	(390)
Net cash provided by (used in) financing activities	15	(138)	(1)	42	(4)	(86)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	—	(42)	111	1	—	70
Cash and cash equivalents at beginning of period	—	42	32	5	—	79

Cash and cash equivalents at end of period	$—	$—	$143	$6	$—	$149

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis gives effect to the restatement discussed in the Explanatory Note to this Report and in note 2 to our condensed consolidated financial statements included in this Report.

Results of Operations

As discussed in note 7 to our condensed consolidated financial statements included in this Report, our reportable segments are general rentals, traffic control and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. The Company’s external segment reporting is aligned with how management evaluates and allocates resources. The Company evaluates segment performance based on segment operating results which exclude goodwill impairment and restructuring and asset impairment charges.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended September 30, 2005
Equipment rentals	$621	$42	$75	$738
Sales of rental equipment	57	3	1	61
Sales of new equipment	51	3	1	55
Contractor supplies sales	80	3	6	89
Service and other	36	1	—	37

Total revenue	$845	$52	$83	$980

Three months ended September 30, 2004
Equipment rentals	$562	$30	$71	$663
Sales of rental equipment	54	3	1	58
Sales of new equipment	42	2	—	44
Contractor supplies sales	53	2	6	61
Service and other	31	1	—	32

Total revenue	$742	$38	$78	$858

Nine months ended September 30, 2005
Equipment rentals	$1,601	$100	$178	$1,879
Sales of rental equipment	215	9	4	228
Sales of new equipment	139	10	2	151
Contractor supplies sales	213	9	16	238
Service and other	102	2	—	104

Total revenue	$2,270	$130	$200	$2,600

Nine months ended September 30, 2004
Equipment rentals	$1,452	$73	$169	$1,694
Sales of rental equipment	181	8	4	193
Sales of new equipment	123	5	—	128
Contractor supplies sales	142	4	17	163
Service and other	91	3	—	94

Total revenue	$1,989	$93	$190	$2,272

Equipment rentals. Equipment rentals represent our revenues from renting equipment.

Three months ended September 30, 2005 and 2004. 2005 equipment rentals of $738 increased $75, or 11 percent, reflecting a 5.0 percent increase in rental rates and a 13 percent increase in same-store rental revenues, partially offset by declines due to store closures in 2004. The increase also reflects an increase in our dollar equipment utilization rate from 68.4 percent for the three months ended September 30, 2004 to 72.4 percent for the three months ended September 30, 2005. Equipment rentals represented approximately 75 percent of total revenues for the three months ended September 30, 2005. On a segment basis, equipment rentals represented approximately 74 percent, 81 percent and 91 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $59, or 10 percent, reflecting increased rental rates and a 12 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $12, or 39 percent, reflecting a 32 percent increase in same-store rental revenues.

Nine months ended September 30, 2005 and 2004. 2005 equipment rentals of $1,879 increased $185, or 11 percent, reflecting a 6.3 percent increase in rental rates and a 12 percent increase in same-store rental revenues, partially offset by declines due to store closures in 2004. The increase also reflects an increase in our dollar equipment utilization rate which increased from 59.3 percent for the nine months ended September 30, 2004 to 63.5 percent for the nine months ended September 30, 2005. Equipment rentals represented approximately 72 percent of total revenues for the nine months ended September 30, 2005. On a segment basis, equipment rentals represented approximately 71 percent, 77 percent and 89 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $151, or 10 percent, reflecting increased rental rates and an 11 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $27, or 35 percent, reflecting a 28 percent increase in same-store rental revenues. Traffic control equipment rentals increased $9, or 5 percent, reflecting a 9 percent increase in same-store rental revenues.

Sales of rental equipment. Sales of rental equipment represent revenues associated with selling used equipment. For the three months ended September 30, 2005 and 2004, sales of rental equipment represented approximately 10 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for traffic control and trench safety, pump and power were insignificant. For the three months ended September 30, 2005, sales of rental equipment increased 5 percent as compared to the same period in 2004, primarily reflecting an increase in the volume of equipment sold. For the nine months ended September 30, 2005, sales of rental equipment increased 18 percent as compared to the comparable period in 2004. The increase primarily reflects an increase in the volume of equipment sold.

Sales of new equipment. For the three and nine months ended September 30, 2005 and 2004, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. Sales of new equipment for traffic control and trench safety, pump and power were insignificant. For the three and nine months ended September 30, 2005, sales of new equipment increased by 25 and 18 percent as compared to the same periods in 2004, respectively. The increases reflect increases in the volume of equipment sold.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. General rentals accounted for approximately 90 percent of total sales of contractor supplies. For the three and nine months ended September 30, 2005, sales of contractor supplies increased 46 percent as compared to the comparable periods in 2004. The increases reflect an increase in the volume of supplies sold.

Service and other. Service and other represent our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three months ended September 30, 2005, service and other revenue increased 16 percent as compared to the same period in 2004. For the nine months ended September 30, 2005 service and other revenue increased 12 percent as compared to the same period in 2004. The increases primarily reflect increased parts sales.

Segment Operating Profit

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended September 30, 2005
Operating Profit (Loss)	$154	$18	$(1)	$171
Operating Margin	18%	35%	-1%	17%
Three months ended September 30, 2004
Operating Profit (Loss)	$154	$12	$(4)	$162
Operating Margin	21%	32%	-5%	19%
Nine months ended September 30, 2005
Operating Profit (Loss)	$345	$35	$(14)	$366
Operating Margin	15%	27%	-7%	14%
Nine months ended September 30, 2004
Operating Profit (Loss)	$310	$26	$(29)	$307
Operating Margin	16%	28%	-15%	14%

The following is a reconciliation of segment profit to total company operating income:

	Three Months Ended
	September 30, 2005	September 30, 2004
Total segment profit	$171	$162
Unallocated item:
Goodwill impairment charge	—	139

Operating income	$171	$23

	Nine Months Ended
	September 30, 2005	September 30, 2004
Total segment profit	$366	$307
Unallocated item:
Goodwill impairment charge	—	139

Operating income	$366	$168

General rentals. For the three months ended September 30, 2005, operating margin declined 3 percentage points as compared to the same period in 2004 primarily due to higher selling, general and administrative costs resulting from normal inflationary increases, partially offset by the benefit resulting from increased rental rates.

For the nine months ended September 30, 2005, operating margin was essentially flat as compared to same period in 2004. Gains from higher rental rates were offset by higher costs for labor, benefits and delivery resulting from normal inflationary increases as well as costs associated with the opening of new contractor supply distribution centers. Additionally, there were increased professional costs related to regulatory issues and related matters.

Trench safety, pump and power. Trench safety, pump and power operating profit increased 3 percentage points for the three months ended September 30, 2005 as compared to the same period in 2004, reflecting increased revenues of 37 percent.

For the nine months ended September 30, 2005, operating margin was essentially flat as compared to the same period in 2004. Operating profit growth reflects 35 percent revenue growth for the period, driven by a 28 percent increase in same store rental revenues.

Traffic control. Traffic control operating loss decreased by $3 for the three months ended September 30, 2005 as compared to the same period in 2004 primarily due to the closure and/or divestiture of unprofitable branches as well as reduced operating costs due to cost reductions and improved efficiencies.

Traffic control operating loss decreased by $15 for the nine months ended September 30, 2005 as compared to the same period in 2004 due to increased revenues of approximately 5 percent and reduced costs as a result of closure / divestiture of unprofitable branches as well as reduced operating costs due to cost reductions and improved efficiencies.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Total gross margin	35.9%	35.1%
Equipment rentals	38.8%	37.1%
Sales of rental equipment	29.4%	28.7%
Sales of new equipment	18.5%	15.5%
Contractor supplies sales	22.4%	26.6%
Service and other	48.8%	47.8%

	Nine Months Ended
	September 30, 2005	September 30, 2004
Total gross margin	32.2%	31.2%
Equipment rentals	34.0%	32.2%
Sales of rental equipment	27.4%	28.9%
Sales of new equipment	18.2%	15.0%
Contractor supplies sales	23.9%	26.7%
Service and other	49.5%	48.7%

For the three months ended September 30, 2005, total gross profit margin improved by 0.8 percentage points as compared to the same period in 2004. Equipment rentals gross margin improved 1.7 percentage points primarily due to increased rental rates of 5.0 percent, revenue growth in the trench safety, pump and power segment of 37 percent and cost reductions in traffic control. The 4.2 percentage point reduction in gross margins on contractor supplies sales resulted primarily from increased costs related to the opening of new distribution centers. The fluctuations in margins on sales of rental equipment and new equipment primarily reflect changes in the mix of equipment sold, partially offset by improved pricing.

For the nine months ended September 30, 2005, total gross profit margin improved by 1.0 percentage point as compared to the same period in 2004. Equipment rentals gross margin improved 1.8 percentage points primarily due to increased rental rates of 6.3 percent, revenue growth in the trench safety, pump and power segment of 37 percent and cost reductions in traffic control. The 2.8 percentage point reduction in gross margin on contractor supplies sales resulted primarily from increased costs related to the opening of new distribution centers. The fluctuations in margins on sales of rental equipment and new equipment primarily reflect changes in the mix of equipment sold, partially offset by improved pricing.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three months and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Total SG&A expenses	$164	$123
SG&A as a percentage of revenue	16.7%	14.3%

	Nine Months Ended
	September 30, 2005	September 30, 2004
Total SG&A expenses	$422	$353
SG&A as a percentage of revenue	16.2%	15.5%

SG&A expense primarily includes sales force compensation, bad debt expense, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead.

For the three months ended September 30, 2005, SG&A expense increased $41 as compared to the same period in 2004. In addition to normal inflationary increases and higher selling and administrative costs related to growth in the business, the year-over-year growth in SG&A expense reflects increased professional costs related to regulatory issues and related matters of $12.

For the nine months ended September 30, 2005, SG&A expense increased $69 as compared to the same period in 2004. In addition to normal inflationary increases as well as higher selling and administrative costs related to growth in the business, the year-over-year growth in SG&A expense reflects increased professional costs related to regulatory issues and related matters of $20 for the nine months ended September 30, 2005.

Non-rental depreciation and amortization for the three months and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Non-rental depreciation and amortization	$17	$16
Non-rental depreciation and amortization as a percent of revenues	2%	2%

	Nine Months Ended
	September 30, 2005	September 30, 2004
Non-rental depreciation and amortization	$49	$49
Non-rental depreciation and amortization as a percent of revenues	2%	2%

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

Interest expense for the three months and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Interest expense	$48	$35

	Nine Months Ended
	September 30, 2005	September 30, 2004
Interest expense	$135	$115

Interest expense for the three months ended September 30, 2005 increased $13 as compared to the same period in 2004, reflecting the increase in interest rates applicable to our floating rate debt. Interest expense for the nine months ended September 30, 2005 increased $20 as compared to the same period in 2004, reflecting the increase in interest rates applicable to our floating rate debt. As of September 30, 2005, approximately 42 percent of our debt was floating rate debt.

Other (income) expenses, net for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Other (income) expense, net	$(7)	$1

	Nine Months Ended
	September 30, 2005	September 30, 2004
Other (income) expense, net	$(8)	$174

Other expense of $174 for the nine months ended September 30, 2004 relates primarily to approximately $171 of charges associated with the refinancing of approximately $2.1 billion of debt. This refinancing is discussed further below; see “Liquidity and Capital Resources.”

Income taxes. The following table summarizes our consolidated provision (benefit) for income taxes and the related effective tax rate for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30, 2005	September 30, 2004
Pre-tax income (loss)	$126	$(17)
Provision (benefit) for income taxes	$50	$29
Effective tax rate	40%	(2)%

	Nine Months Ended
	September 30, 2005	September 30, 2004
Pre-tax income (loss)	$227	$(133)
Provision (benefit) for income taxes	$89	$(19)
Effective tax rate	39%	14%

The difference between the U.S. federal statutory income tax rate of 35 percent and the consolidated effective tax rates for the three and nine months ended September 30, 2005 and 2004 primarily relate to goodwill impairment charges, states taxes, as well as certain nondeductible charges.

New Accounting Pronouncements. See note 1 to our consolidated financial statements for a full description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

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

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of September 30, 2005, we had (i) $448 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior secured credit facility and (ii) $200 of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans outstanding. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

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

Revolving Credit Facility. The revolving credit facility enables URI to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of September 30, 2005 and December 31, 2004, the outstanding borrowings under this facility were approximately $137 and $133, and utilized letters of credit were $65 and $50, respectively. All outstanding borrowings under the revolving credit facility at September 30, 2005 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the option of URI’s Canadian subsidiaries, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 4.8 at September 30, 2005 and December 31, 2004, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of both September 30, 2005 and December 31, 2004, the outstanding letters of credit under the ILCF were approximately $150.

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

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan. As of September 30, 2005 and December 31, 2004, amounts outstanding under the term loan were approximately $739 and $744, respectively.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 6.1 and 4.67 at September 30, 2005 and December 31, 2004, respectively.

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

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. There were no outstanding borrowings under this facility at September 30, 2005 and December 31, 2004. We are also required to pay a commitment fee based on the long-term senior secured ratings of URI. This commitment fee was .55 percent at September 30, 2005.

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

Loan Covenants and Compliance

As of September 30, 2005, we were in compliance with the covenants of the 7 percent Notes and the 6 1/2 percent Notes, as amended, as discussed above, as well as the covenants of our 7 3/4 percent Senior Subordinated Notes due 2013, Convertible Notes, the QUIPs and the New Credit Facility. As described above, on March 31, 2006 the Company obtained its lenders’ consent to an additional amendment to the New Credit Facility that extended the Company’s deadline to make its SEC filings until April 28, 2006.

As of March 31, 2006, although we filed our annual reports on Form 10-K for the years ended December 31, 2005 and 2004, we had not yet filed our quarterly reports on Form 10-Q for the periods ended in 2005. Therefore, we were in violation of the amendments to our indentures due to not filing our quarterly reports. We are filing each of these quarterly reports on Form 10-Q on the date hereof. The Company is currently in compliance with the New Credit Facility, as amended, as of March 31, 2006.

Sources and Uses of Cash. During the nine months ended September 30, 2005, we (i) generated cash from operations of $424 and (ii) generated cash from the sale of rental equipment of $228. We used cash during this period principally to (i) purchase rental equipment of $680, (ii) purchase other property and equipment of $56 and (iii) utilize cash for debt repayments and financing costs of $66.

During the nine months ended September 30, 2004, we (i) generated cash from operations of $545, (ii) generated cash from the sale of rental equipment of $192 and (iii) utilized cash for borrowings, net of debt repayments and financing costs, of $72. We used cash during this period principally to (i) purchase rental equipment of $479, (ii) purchase other property and equipment of $42 and (iii) purchase other companies, net of cash acquired, of $61.

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

Certain Information Concerning Off-Balance Sheet Arrangements

We lease real estate, rental equipment and non-rental equipment under operating leases as a `regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $26. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of September 30, 2005 and December 31, 2004 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

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

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of September 30, 2005, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an agreement notional amount of $725. The effect of the swap agreement was, at September 30, 2005, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent notes through 2012, (ii) $375 of our 7 percent notes, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013.

As of September 30, 2005, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.3 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $137 of borrowings under our revolver Canadian facility, $1.2 billion in swaps, and $14 of term loans not subject to an interest rate cap. The weighted-average effective interest rates applicable to our variable rate debt on September 30, 2005 were (i) 4.8 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 6.1 percent for the term loan and (iii) 6.7 percent for the debt subject to our swap agreements. As of September 30, 2005, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $13 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see note 8 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2005 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of September 30, 2005. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

As of December 31, 2004 and September 30, 2005, the Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to timely file our 2004 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective. In addition, as a result of the subsequent identification of material weaknesses in internal control as of December 31, 2004, as reported below and in the Company’s Annual Report on Form 10-K for 2004 filed on March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were not effective.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the effectiveness of our internal control over financial reporting, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2004 (and as of September 30, 2004), which had not been effectively remediated, and therefore continued to exist, as of September 30, 2005.

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

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005 (or as of September 30, 2004).

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Material Weaknesses as of September 30, 2005

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

To correct the control deficiencies in our financial statement close process, we took the following actions in 2005:

•	We began the process of documenting formal, written policies and procedures governing the financial close process, including implementing formal monthly closing meetings with corporate and region accounting staff;

•	We began implementing more formal account reconciliation and analysis processes, including review and approval requirements;

•	We began performing additional review and documentation of the assumptions and processes used in determining the reserve balances for judgmental accounts, including accrued bonuses and medical insurance reserves;

•	We began implementing more formal journal entry documentation, review and approval requirements and related procedures, to ensure journal entries are properly prepared with supporting documentation and have been appropriately approved; and

•	We upgraded the corporate finance and accounting staff with the addition of several experienced financial personnel at the Vice President, Director and senior analyst levels.

Several changes in our corporate tax function were adopted to remediate the material weakness in our accounting for income taxes as of December 31, 2005. These included procedures to ensure that the income tax provision and related tax assets and liabilities are reconciled accurately and timely; maintaining tax basis balance sheets and effective reconciliation of the cumulative book-to-tax differences, including book and tax fixed asset records; and annually evaluating the appropriate state tax rates. Additionally, the Company has enhanced communications between business unit, tax and accounting department personnel, and completed, with the assistance of consultants, a thorough analysis of historical acquisitions and other activities supporting deferred tax liabilities and assets. To further strengthen the Company’s tax function, a search for an experienced Vice President of Taxes was initiated in late 2005, with successful recruitment of this new hire in January 2006.

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

Material Weakness Remediated as of September 30, 2005

In addition to the efforts described above to remediate material weaknesses that existed as of September 30, 2005, during fiscal 2005 we also engaged in substantial efforts to address the material weakness in our control environment as reported in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, which resulted in the effective remediation of this material weakness as of September 30, 2005, as described below:

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed above in note 2—Restatement, to our unaudited condensed consolidated financial statements included in this report and summarized in the Company’s press release and the related current report on Form 8-K dated January 26, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share
7/1/05 through 7/31/05	1,749	(1)	$20.05
8/1/05 through 8/31/05	507,251	(2)	11.65
9/1/05 through 9/30/05	72,232	(3)	11.65

Total	581,232

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.
(2)	As previously reported by the Company on a Form 8-K filed on August 16, 2005, the Company exercised its right to repurchase an aggregate of 507,251 shares of common stock (and warrants to purchase an additional 714,286 shares of common stock) from the Company’s former president and chief financial officer, John Milne.
(3)	On September 21, 2005, the Company exercised its right to repurchase an aggregate of 72,232 shares of common stock from the individual who served as the Company’s chief financial officer prior to Mr. Milne.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number		Description of Exhibit
3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4	(d)	Indenture dated August 5, 1998 by and between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(e)	Supplement relating to the QUIPs securities (incorporated by reference to Exhibit 4.5 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(i)	Consent Solicitation Statement (QUIPs) (incorporated by reference to Exhibit 99.4 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(j)	Consent Form (QUIPs) (incorporated by reference to Exhibit 99.5 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(k)	Consent Solicitation Statement (QUIPs) (incorporated by reference to Exhibit 99.4 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(l)	Consent Form (QUIPs) (incorporated by reference to Exhibit 99.5 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(n)	Supplemental Indenture relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

Exhibit Number		Description of Exhibit
4	(p)	Supplemental Indenture relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(r)	Supplemental Indenture relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(t)	Supplemental Indenture relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(u)	Consent Solicitation Statement (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(v)	Consent Form (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.3 to United Rentals, Inc. Report on Form 8-K filed on August 22, 2005)

4	(w)	Consent Solicitation Statement (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

4	(x)	Consent Form (Senior Notes, Senior Subordinated Notes, and Convertible Senior Subordinated Notes) (incorporated by reference to Exhibit 99.3 to United Rentals, Inc. Report on Form 8-K filed on September 12, 2005)

10	(u)	Amendment Agreement dated as of August 22, 2005, between United Rentals, Inc., and Joseph Ehrenreich (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡

10	(w)	Employment Agreement, dated as of September 12, 2005, between the Company and Martin Welch III (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(hh)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Michael Kneeland (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

10	(ii)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Joseph Sherk (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

10	(oo)	Indemnification Agreement, dated as of September 12, 2005, between the Company and Martin Welch III (incorporated by reference to exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(pp)	Form of Indemnification Agreement entered into as of August 22, 2005 with Alfred Colangelo, vice president finance; Elliot Mayer, vice president treasurer; and Joseph Sherk, vice president and corporate controller (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡

10	(g)*	Call of units, dated August 15, 2005, from United Rentals, Inc., to John N. Milne

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

Exhibit Number		Description of Exhibit
32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.

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