Form 10-Q
period 2006-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2006-05-09
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☑                    Accelerated Filer    ☐                      Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As of May 4, 2006, there were 79,329,470 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instructions (H)(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by such instruction.

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are referred to below under Item 1A—Risk Factors. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	March 31, 2006	March 31, 2005	December 31, 2005
ASSETS
Cash and cash equivalents	$331	$342	$316
Accounts receivable, net of allowance for doubtful accounts of $41 on March 31, 2006, $48 on March 31, 2005 and $45 on December 31, 2005	494	443	572
Inventory	211	149	174
Prepaid expenses and other assets	143	116	154
Rental equipment, net	2,369	2,123	2,252
Property and equipment, net	453	400	445
Goodwill	1,328	1,292	1,328
Other intangible assets, net	32	36	33

	$5,361	$4,901	$5,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$318	$256	$211
Accrued expenses and other liabilities	390	302	420
Debt	2,906	2,921	2,930
Subordinated convertible debentures	222	222	222
Deferred taxes	274	158	262

Total liabilities	4,110	3,859	4,045
Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$.30 liquidation preference, 300,000 shares issued and outstanding	—	—	—
Series D perpetual convertible preferred stock—$.15 liquidation preference, 150,000 shares issued and outstanding	—	—	—
Common stock—$.01 par value, 500,000,000 shares authorized, 77,294,023 shares issued and outstanding on March 31, 2006, 77,942,884 shares issued and outstanding on March 31, 2005 and 77,302,915 shares issued and outstanding on December 31, 2005	1	1	1
Additional paid-in capital	1,333	1,350	1,345
Deferred compensation	—	(18)	(12)
Accumulated deficit	(135)	(330)	(155)
Accumulated other comprehensive income	52	39	50

Total stockholders’ equity	1,251	1,042	1,229

	$5,361	$4,901	$5,274

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	Three Months Ended March 31,
	2006	2005
Revenues:
Equipment rentals	$591	$514
Sales of rental equipment	78	80
New equipment sales	52	41
Contractor supplies sales	88	64
Service and other revenues	37	33

Total revenues	846	732
Cost of revenues:
Cost of equipment rentals, excluding depreciation	306	281
Depreciation of rental equipment	96	94
Cost of rental equipment sales	54	57
Cost of new equipment sales	43	34
Cost of contractor supplies sales	71	48
Cost of service and other revenue	19	16

Total cost of revenues	589	530

Gross profit	257	202
Selling, general and administrative expenses	153	122
Non-rental depreciation and amortization	16	14

Operating income	88	66
Interest expense, net	50	43
Interest expense—subordinated convertible debentures	4	4
Other expense, net	1	—

Income before provision for income taxes	33	19
Provision for income taxes	13	7

Net income	$20	$12

Earnings per share—basic:
Income available to common stockholders	$0.21	$0.12

Earnings per share—diluted:
Income available to common stockholders	$0.19	$0.11

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions, except per share data and unless otherwise indicated)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2005	$—	$—	77	$1	$1,345	$(12)	$(155)		$50
Comprehensive income:
Net income							20	$20
Other comprehensive income:
Foreign currency translation adjustments								1	1
Derivatives qualifying as hedges, net of tax of $1								1	1

Comprehensive income								$22

Reclassification of unearned stock compensation in connection with adoption of FAS 123R					(12)	12
Restricted stock activity and other					1
Common stock repurchased and retired					(1)

Balance, March 31, 2006	$—	$—	77	$1	$1,333	$—	$(135)		$52

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$20	$12
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115	110
Gain on sales of rental equipment	(24)	(23)
Gain on sales of non-rental equipment	(2)	(1)
Non-cash adjustments to equipment	—	4
Amortization of deferred compensation	1	1
Deferred taxes	12	6
Changes in operating assets and liabilities:
Accounts receivable	80	47
Inventory	(38)	(31)
Prepaid expenses and other assets	10	4
Accounts payable	106	39
Accrued expenses and other liabilities	(54)	(43)

Net cash provided by operating activities	226	125

Cash Flows From Investing Activities:
Purchases of rental equipment	(243)	(152)
Purchases of property and equipment	(21)	(13)
Proceeds from sales of rental equipment	78	80
Proceeds from sales of non-rental equipment	7	4
Purchases of other companies	(23)	—

Net cash used in investing activities	(202)	(81)

Cash Flows From Financing Activities:
Payments of debt	(8)	(6)
Proceeds from the exercise of common stock options	—	1

Net cash used in financing activities	(8)	(5)
Effect of foreign exchange rates	(1)	—

Net increase in cash and cash equivalents	15	39
Cash and cash equivalents at beginning of period	316	303

Cash and cash equivalents at end of period	$331	$342

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data unless otherwise indicated)

1.    Organization and Basis of Presentation

General

United Rentals, Inc., (“Holdings,” “United Rentals” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (URNA) and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

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

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2005 Form 10-K filed on March 31, 2006 (the “2005 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2005 Form 10-K. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

In August 2004 we received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. The SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period. In March 2005, our board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. Our board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our 2005 Form 10-K.

Recent Accounting Changes

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method and therefore we did not restate the results of prior periods.

The effect of adopting FAS 123(R) on 2006 first quarter net income was not material. FAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of FAS 123(R), such excess tax benefits were presented as operating cash flows. Excess tax benefits reflected in our accompanying condensed consolidated statements of cash flows were not material for the three months ended March 31, 2006 and 2005.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

Refer to notes 2 and 14 in our 2005 Form 10-K for further information regarding our adoption of FAS 123(R) and our stock-based compensation arrangements, including related disclosures required upon the adoption of FAS 123(R).

Restricted stock awards are issued at the fair value of the stock on the grant date. Prior to the adoption of FAS 123(R), unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with FAS 123(R), shareholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital.

Prior to January 1, 2006, in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees,” we did not recognize compensation expense relating to employee stock options because the exercise price was equal to or greater than the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach as required by FAS 123, our pro forma income and earnings per share for the three months ended March 31, 2005 would have been as follows:

Three Months Ended March 31, 2005
Net income as reported	$12
Plus: Stock-based compensation expense included in reported net income, net of tax	2
Less: Stock-based compensation expense determined using the fair value method, net of tax	(2)

Pro forma net income	$12

Basic earnings per share:
As reported	$0.12
Pro forma	$0.12
Diluted earnings per share:
As reported	$0.11
Pro forma	$0.11

2.    Segment Information

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

Operating segment revenues and profitability for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Total revenues
General rentals	$750	$654
Trench safety, pump and power	49	34
Traffic control	47	44

Total revenues	$846	$732

Total depreciation and amortization expense
General rentals	$102	$97
Trench safety, pump and power	5	5
Traffic control	5	6

Total depreciation and amortization expense	$112	$108

Segment operating income (loss)
General rentals	$82	$71
Trench safety, pump and power	13	6
Traffic control	(7)	(11)

Segment operating income	$88	$66

Total capital expenditures
General rentals	$253	$152
Trench safety, pump and power	8	8
Traffic control	3	5

Total capital expenditures	$264	$165

	March 31, 2006	March 31, 2005	December 31, 2005
Total assets
General rentals	$5,085	$4,640	$4,929
Trench safety, pump and power	133	95	116
Traffic control	143	166	229

Total assets	$5,361	$4,901	$5,274

3.    Acquisitions

In March 2006, we acquired the equipment rental and sales assets of Handy Rent-All Center which had annual revenues of approximately $16. The aggregate purchase price for this acquisition was approximately $23. Pro forma results of operations giving effect to this acquisition would not vary materially from our historical results.

4.    Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $1,328 at March 31, 2006 and December 31, 2005. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from three to 12 years. Amortization expense for other intangible assets was $1 for the three months ended March 31, 2006 and 2005. The cost of other intangible assets and the related accumulated amortization as of March 31, 2006 was as follows:

March 31, 2006
Gross carrying amount	$61
Accumulated amortization	(29)

Net amount	$32

5.    Legal and Regulatory Matters

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

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed in the Company’s press release and the related current report on Form 8-K dated January 26, 2006.

The Company has provided documents in response to the SEC subpoenas to the SEC or to the Special Committee, which has, in turn, provided documents to the SEC. The Company is cooperating fully with the SEC in complying with the subpoenas. The Company is also responding to the SEC’s informal requests for information.

Shareholder Class Action Lawsuits and Derivative Litigation

As previously announced, following our public announcement of the SEC inquiry referred to above, three purported class action lawsuits were filed against us in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits seeks to sue on behalf of a purported class comprised of purchasers of our securities from October 23, 2003 to August 30, 2004. The lawsuits name as the defendants our company, our chairman, our vice chairman and chief executive officer, our former president and chief financial officer, and our former corporate controller. The complaints allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. On the basis of those allegations, plaintiffs in each action assert claims (a) against all defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of such Act. The complaints seek unspecified compensatory damages, costs and expenses. On

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation. The parties have agreed upon, and the Court has approved, a schedule for the filing of a consolidated amended complaint in this action, and the briefing of any motions to dismiss directed to the operative complaint in the action. We intend to defend against the action vigorously.

As previously announced, in January 2005 an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on our behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., names as defendants certain of our current and/or former directors and/or officers, and us as a nominal defendant. The complaint asserts, among other things, that the defendants breached their fiduciary duties to us by causing or allowing us to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of anticipated motions to dismiss in the purported shareholder class actions.

As previously announced, in November 2004 we received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that we take action in response to those allegations against certain of our current and/or former directors and/or officers. Following receipt of the letter, the board of directors formed the Special Committee discussed above to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on our behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., names as defendants certain of our current and/or former directors and/or officers, and names us as a nominal defendant. The complaint in this action asserts, among other things, that all of the defendants breached fiduciary obligations to us by causing or allowing us to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint in this action also asserts a claim for unjust enrichment against our chairman, our vice chairman and chief executive officer, and our former president and chief financial officer. The complaint seeks unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The complaint also seeks an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim is asserted to disgorge certain compensation they received from us with respect to fiscal years 2001, 2002 and 2003. The parties have agreed upon a schedule for the filing of an amended complaint in this action, and the briefing of any motions to dismiss directed to the operative complaint in this action.

As previously announced, in August 2005 another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on our behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., names as defendants certain of our current and/or former directors and/or officers, and names us as a nominal defendant. The complaint in this action asserts claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted us to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing us to damages. The complaint also asserts (a) a claim that a former director breached fiduciary obligations by selling shares of our common stock while in possession of material, non-public information, and (b) a claim against our chairman, our vice chairman and chief executive officer, and our former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act. The complaint seeks

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The complaint also seeks an order declaring that the defendants against whom the section 304 claim is directed are liable under the Sarbanes-Oxley Act and directing them to reimburse us for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004. The parties have agreed upon, and the Court has approved, a schedule for the filing of an amended complaint in this action, and the briefing of any motions to dismiss directed to the operative complaint in this action.

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

6.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. Diluted earnings per share includes the impact of other dilutive securities. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net Income	$20	$12
Plus:
Convertible debt interest	1	1

Income available to common stockholders	$21	$13
Denominator:
Weighted-average common shares	77,305,723	77,903,969
Series C preferred	12,000,000	12,000,000
Series D preferred	5,000,000	5,000,000

Denominator for basic earnings per share—weighted-average	94,305,723	94,903,969
Effect of dilutive securities:
Employee stock options and warrants	7,033,003	4,093,763
Convertible shares	6,460,671	5,599,350
Restricted stock units and phantom shares	135,443	117,624

Denominator for diluted earnings per share—adjusted weighted-average shares	107,934,840	104,714,706

Earnings per share—basic:
Income available to common stockholders	$0.21	$0.12

Earnings per share—diluted:
Income available to common stockholders	$0.19	$0.11

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

7.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2006

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other & Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$277	$44	$10	$—	$331
Accounts receivable, net	—	11	430	53	—	494
Intercompany receivable (payable)	—	482	(383)	(99)	—	—
Inventory	—	87	102	22	—	211
Prepaid expenses and other assets	—	66	64	2	—	132
Rental equipment, net	—	1,283	869	217	—	2,369
Property and equipment, net	37	133	256	27	—	453
Investment in subsidiaries	1,436	2,208	—	—	(3,633)	11
Goodwill and other intangible assets, net	—	162	1,063	135	—	1,360

	$1,473	$4,709	$2,445	$367	$(3,633)	$5,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$116	$174	$28	$—	$318
Accrued expenses and other liabilities	—	215	226	8	$(59)	390
Debt	—	2,766	3	137	—	2,906
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	246	(9)	37	—	274

Total liabilities	222	3,343	394	210	(59)	4,110

Total stockholders’ equity	1,251	1,366	2,051	157	(3,574)	1,251

Total liabilities and stockholder’s equity	$1,473	$4,709	$2,445	$367	$(3,633)	$5,361

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other & Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$274	$56	$12	$—	$342
Accounts receivable, net	—	31	367	45	—	443
Intercompany receivable (payable)	—	143	(10)	(133)	—	—
Inventory	—	64	72	13	—	149
Prepaid expenses and other assets	—	47	62	—	—	109
Rental equipment, net	—	1,163	756	204	—	2,123
Property and equipment, net	24	120	231	25	—	400
Investment in subsidiaries	1,240	2,054	—	—	(3,287)	7
Goodwill and other intangible assets, net	—	369	818	141	—	1,328

	$1,264	$4,265	$2,352	$307	$(3,287)	$4,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$39	$197	$20	$—	$256
Accrued expenses and other liabilities	—	132	231	6	(67)	302
Debt	—	2,789	—	132	—	2,921
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	139	(10)	29	—	158

Total liabilities	222	3,099	418	187	(67)	3,859

Total stockholders’ equity	1,042	1,166	1,934	120	(3,220)	1,042

Total liabilities and stockholders’ equity	$1,264	$4,265	$2,352	$307	$(3,287)	$4,901

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$200	$105	$11	$—	$316
Accounts receivable, net	—	11	498	63	—	572
Intercompany receivable (payable)	—	509	(390)	(119)	—	—
Inventory	—	73	83	18	—	174
Prepaid expenses and other assets	—	69	73	1	—	143
Rental equipment, net	—	1,220	817	215	—	2,252
Property and equipment, net	38	133	250	24	—	445
Investment in subsidiaries	1,413	2,186	—	—	(3,588)	11
Goodwill and other intangible assets, net	—	163	1,052	146	—	1,361

	$1,451	$4,564	$2,488	$359	$(3,588)	$5,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$45	$144	$22	$—	$211
Accrued expenses and other liabilities	—	150	318	10	(58)	420
Debt	—	2,793	—	137	—	2,930
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	232	(7)	37	—	262

Total liabilities	222	3,220	455	206	(58)	4,045

Total stockholders’ equity	1,229	1,344	2,033	153	(3,530)	1,229

Total liabilities and stockholders’ equity	$1,451	$4,564	$2,488	$359	$(3,588)	$5,274

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	$—	$271	$270	$50	$—	$591
Sales of rental equipment	—	36	33	9	—	78
New equipment sales	—	26	19	7	—	52
Contractor supplies sales	—	35	44	9	—	88
Service and other revenues	—	21	12	4	—	37

Total revenues	—	389	378	79	—	846

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	132	147	27	—	306
Depreciation of rental equipment	—	46	40	10	—	96
Cost of rental equipment sales	—	27	21	6	—	54
Cost of new equipment sales	—	21	16	6	—	43
Cost of contractor supplies sales	—	31	32	8	—	71
Cost of service and other revenue	—	10	7	2	—	19

Total cost of revenues	—	267	263	59	—	589

Gross profit	—	122	115	20	—	257
Selling, general and administrative expenses	—	59	82	12	—	153
Non-rental depreciation and amortization	2	4	7	3	—	16

Operating income (loss)	(2)	59	26	5		88
Interest expense	4	47	1	2	(4)	50
Interest expense—subordinated convertible debentures	—	—	—	—	4	4
Other (income) expense, net	—	4	(4)	1	—	1

Income (loss) before provision (benefit) for income taxes	(6)	8	29	2	—	33
Provision (benefit) for income taxes	(2)	4	11	—	—	13

Income (loss) before equity in net earnings of subsidiaries	(4)	4	18	2	—	20
Equity in net earnings of subsidiaries	24	20	—	—	(44)	—

Net income (loss)	$20	$24	$18	$2	$(44)	$20

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	$—	$242	$230	$42	$—	$514
Sales of rental equipment	—	37	34	9	—	80
New equipment sales	—	22	15	4	—	41
Contractor supplies sales	—	24	33	7	—	64
Service and other revenues	—	19	10	4	—	33

Total revenues	—	344	322	66	—	732

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	119	138	24	—	281
Depreciation of rental equipment	—	46	38	10	—	94
Cost of rental equipment sales	—	26	25	6	—	57
Cost of new equipment sales	—	18	13	3	—	34
Cost of contractor supplies sales	—	18	25	5	—	48
Cost of service and other revenue	—	9	5	2	—	16

Total cost of revenues	—	236	244	50	—	530

Gross profit	—	108	78	16	—	202
Selling, general and administrative expenses	—	52	58	12	—	122
Non-rental depreciation and amortization	2	5	6	1	—	14

Operating income (loss)	(2)	51	14	3	—	66
Interest expense	4	40	1	2	(4)	43
Interest expense—subordinated convertible debentures	—	—	—	—	4	4
Other (income) expense, net	—	3	(3)	—	—	—

Income (loss) before provision (benefit) for income taxes	(6)	8	16	1	—	19
Provision (benefit) for income taxes	(2)	2	6	1	—	7

Income (loss) before equity in net earnings of subsidiaries	(4)	6	10	—	—	12
Equity in net earnings of subsidiaries	16	10	—	—	(26)	—

Net income (loss)	$12	$16	$10	$—	$(26)	$12

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For Three Months Ended March 31, 2006

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$—	$194	$19	$13	$—	$226
Net cash used in investing activities	(3)	(106)	(80)	(13)	—	(202)
Net cash provided by (used in) financing activities	3	(11)	—	—	—	(8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	—	77	(61)	(1)	—	15
Cash and cash equivalents at beginning of period	—	200	105	11	—	316

Cash and cash equivalents at end of period	$—	$277	$44	$10	$—	$331

For Three Months Ended March 31, 2005

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(3)	$78	$54	$(4)	$—	$125
Net cash used in investing activities	(1)	(43)	(32)	(6)	1	(81)
Net cash provided by (used in) financing activities	4	(8)	—	—	(1)	(5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	27	22	(10)	—	39
Cash and cash equivalents at beginning of period	—	247	34	22	—	303

Cash and cash equivalents at end of period	$—	$274	$56	$12	$—	$342

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of more than 750 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because larger companies often have significant competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

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

In August 2004, we received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. The SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period. In March 2005, our board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. The board of directors received and acted upon findings of the Special Committee on January 26, 2006. The conclusions and recommendations of the Special Committee are discussed in the Company’s press release and the related current report on Form 8-K dated January 26, 2006. The SEC inquiry is ongoing and we are continuing to cooperate fully with the SEC.

Results of Operations

As discussed in note 2 to our unaudited condensed consolidated financial statements included in this Report, our reportable segments are general rentals, trench safety, pump and power and traffic control. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. The Company’s external segment reporting is aligned with how management evaluates and allocates resources. The Company evaluates segment performance based on segment operating results.

Our revenues and operating results fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended March 31, 2006
Equipment rentals	$512	$39	$40	$591
Sales of rental equipment	74	3	1	78
Sales of new equipment	47	4	1	52
Contractor supplies sales	80	3	5	88
Service and other	37	—	—	37

Total revenue	$750	$49	$47	$846

Three months ended March 31, 2005
Equipment rentals	$450	$26	$38	$514
Sales of rental equipment	76	3	1	80
Sales of new equipment	39	2	—	41
Contractor supplies sales	58	2	4	64
Service and other	31	1	1	33

Total revenue	$654	$34	$44	$732

Three months ended March 31, 2006 and 2005. Equipment rentals represent our revenues from renting equipment. 2006 equipment rentals of $591 increased $77 or 15 percent, reflecting a 6.5 percent increase in rental rates as well as an increase in our dollar equipment utilization rate from 53.6 percent for the three months ended March 31, 2005 to 58.6 percent for the three months ended March 31, 2006. Additionally, the average original equipment cost of our equipment increased 6.7 percent in the first quarter of 2006 versus the corresponding quarter in 2005. Equipment rentals represented approximately 70 percent of total revenues for the three months ended March 31, 2006. On a segment basis, equipment rentals represented approximately 68 percent, 78 percent and 85 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $62, or 14 percent, reflecting increased rental rates and a 13 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $13, or 50 percent, reflecting a 19 percent increase in same-store rental revenues. Traffic control equipment rentals increased $2, or 5 percent, reflecting a 12 percent increase in same-store rental revenues.

Sales of rental equipment. Sales of rental equipment represent revenues associated with selling used equipment. For the three months ended March 31, 2006 and 2005, sales of rental equipment represented approximately 9 percent and 11 percent of our total revenues, respectively, and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power and traffic control were insignificant. For the three months ended March 31, 2006, sales of rental equipment decreased 3 percent as compared to the same period in 2005, primarily reflecting a decrease in the volume of equipment sold.

Sales of new equipment. For the three months ended March 31, 2006 and 2005, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for between 90 and 95 percent of these sales. Sales of new equipment for trench safety, pump and power and traffic control were insignificant. For the three months ended March 31, 2006, sales of new equipment increased 27 percent as compared to the same period in 2005. The increase primarily reflects an increase in the volume of equipment sold.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. General rentals accounted for approximately 91 percent of total sales of contractor supplies for the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006, sales of contractor supplies increased 38 percent as compared to the same period in 2005. The increase reflects an increase in the volume of supplies sold.

Service and other. Service and other represent our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three months ended March 31, 2006, service and other revenue increased 12 percent as compared to the same period in 2005. The increase is primarily attributable to increased parts sales.

Segment Operating Profit

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended March 31, 2006
Operating Profit (Loss)	$82	$13	$(7)	$88
Operating Margin	11%	27%	-15%	10%
Three months ended March 31, 2005
Operating Profit (Loss)	$71	$6	$(11)	$66
Operating Margin	11%	19%	-25%	9%

General rentals. For the three months ended March 31, 2006, operating profit increased by $11 as compared to the same period in 2005 primarily due to increased rental rates, partially offset by higher costs for labor and benefits from normal inflationary increases, higher selling, general and administrative costs and increased costs associated with opening new stores.

Trench safety, pump and Power. Trench safety, pump and power operating profit increased by $7 for the three months ended March 31, 2006 as compared to the same period in 2005 reflecting increased revenues of 44 percent.

Traffic control. Traffic control operating loss decreased by $4 for the three months ended March 31, 2006 as compared to the same period in 2005 primarily due to the closure and/or divestiture of unprofitable branches as well as reduced operating costs due to cost reductions and improved efficiencies.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Total gross margin	30.4%	27.5%
Equipment rentals	32.0%	27.1%
Sales of rental equipment	30.8%	28.5%
Sales of new equipment	17.4%	18.3%
Contractor supplies sales	19.3%	24.9%
Service and other	48.6%	49.0%

For the three months ended March 31, 2006, total gross profit margin improved by 2.9 percentage points as compared to the same period in 2005. Equipment rentals gross margin improved 4.8 percentage points primarily due to increased rental rates of 6.5 percent and equipment rentals revenue growth in the trench safety, pump and power segment of 50 percent. The reduction in gross margins on contractor supplies sales of 5.6 percentage points resulted primarily from increased costs related to the opening of our distribution centers. The fluctuations in margins on sales of rental equipment and new equipment reflect changes in the mix of equipment sold. Additionally, the reduction in gross margin on sales of new equipment reflects increased shipping costs.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Total SG&A expenses	153	$122
SG&A as a percentage of revenue	18.1%	16.7%

SG&A expense primarily includes sales force compensation, bad debt expense, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2006, SG&A expense increased $31 as compared to the same period in 2005. In addition to normal inflationary increases and higher selling and administrative costs related to growth in the business, the year-over-year growth in SG&A expense reflects increased professional costs related to regulatory issues and related matters of $10.

Non-rental depreciation and amortization for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Non-rental depreciation and amortization	$16	$14
Non-rental depreciation and amortization as a percent of revenues	1.9%	1.9%

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of other intangible assets. Our other intangible assets consist of customer relationships and non-compete agreements.

Interest expense for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Interest expense	$50	$43

Interest expense for the three months ended March 31, 2006 increased $7 primarily due to the increase in the interest rates applicable to our floating rate debt.

Income taxes. The following table summarizes our consolidated provision for income taxes and the related effective tax rate for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006	March 31, 2005
Pre-tax income	$33	$19
Provision for income taxes	$13	$7
Effective tax rate	40%	39%

The difference between the consolidated effective tax rates of 40 and 39 percent and the U.S. federal statutory income tax rate of 35 percent primarily relates to state taxes as well as certain non deductible charges.

Liquidity and Capital Resources

Liquidity. We manage our liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management and investment services.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of March 31, 2006, we had (i) $429 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior credit facility and (ii) $200 of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans outstanding) and (iii) cash and cash equivalents of $331. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

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

Loan Covenants and Compliance

As of March 31, 2006, we had not filed our quarterly reports on Form 10-Q for the periods ended in 2005. Therefore, we were in violation of amendments to our indentures which provided us with an extension through March 31, 2006 to file outstanding SEC reports. On April 12, 2006, we filed each of these quarterly reports on Form 10-Q and therefore regained compliance with the covenants in the indentures. The Company was in compliance with the New Credit Facility, as amended, as of March 31, 2006.

Sources and Uses of Cash. During the three months ended March 31, 2006, we (i) generated cash from operations of $226 and (ii) generated cash from the sale of rental equipment of $78. We used cash during this period principally to (i) purchase rental equipment of $243, (ii) purchase other property and equipment of $21 and (iii) purchase other companies for $23.

During the three months ended March 31, 2005, we (i) generated cash from operations of $125 and (ii) generated cash from the sale of rental equipment of $80. We used cash during this period principally to (i) purchase rental equipment of $152 and (ii) purchase other property and equipment of $13.

Our credit ratings as of May 8, 2006 were as follows:

	Corporate Rating	Outlook (1)
Moody’s	B2	Developing
S&P	BB-	Developing
Fitch	BB	Negative

(1)	On April 3, 2006, Moody’s changed its outlook to Developing from Negative. On April 13, 2006, S&P changed its outlook to Developing from Negative.

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

Certain Information Concerning Off-Balance Sheet Arrangements

We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $29. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of March 31, 2006, March 31, 2005 or December 31, 2005 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

Relationship Between Holdings and URNA

Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary URNA and subsidiaries of URNA. Holdings provides certain services to URNA in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services, and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URNA and its subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk primarily consists of (1) interest rate risk associated with our variable rate debt and (2) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of March 31, 2006, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an agreement notional amount of $725. The effect of the swap agreement was, at March 31, 2006, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent notes through 2012, (ii) $375 of our 7 percent notes, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013.

As of March 31, 2006, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.3 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $137 of borrowings under our revolving credit facility, $1.2 billion in swaps, and $10 of term loans not subject to an interest rate cap. The weighted-average effective interest rates applicable to our variable rate debt as of March 31, 2006 were (i) 5.9 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 7.1 percent for the term loan and (iii) 7.6 percent for the debt subject to our swap agreements. As of March 31, 2006, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $13 for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate changes between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2005 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of March 31, 2006. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

As of March 31, 2006, the Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act. Based on the continued existence of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective.

In light of the material weaknesses in internal control described below, we performed additional procedures to ensure that our unaudited condensed consolidated financial statements included in this report were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These steps included, among other actions, expansion of our closing procedures, including performing detailed analyses of accounts and review of subsequent transactions to affirm account balances. As a result of the additional procedures, management has concluded that the unaudited condensed consolidated financial statements included in this quarterly report are fairly stated, in all material respects, in accordance with GAAP.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As previously described in greater detail in Item 9A of the Company’s annual report on Form 10-K for the year ended December 31, 2005, we determined that internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting as of December 31, 2005. This material weakness in internal control over financial reporting had not been effectively remediated, and therefore continued to exist, as of March 31, 2006.

During 2006, the Company is implementing short-term enhancements to the financial close process to remediate the material weakness in internal control over financial reporting, as well as a long-term finance transformation. The short-term enhancements include:

•	Formalizing the account reconciliation and analysis processes to ensure accounts are properly analyzed and reconciled monthly;

•	Performing additional review and documentation of the assumptions and processes used in determining the reserve balances for judgmental accounts, including converting underlying system queries to production reports where practical;

•	Adopting measures to ensure that journal entries have been properly prepared with supporting documentation and approved by appropriate management;

•	Documenting policies and procedures governing the financial statement close process; and

•	Recruiting an experienced Corporate Controller and other additional staff for the corporate finance and accounting functions.

In addition to these short-term measures, in the first quarter 2006 the Company initiated a long-term enterprise-wide finance transformation project to assess and improve various aspects of the Company’s financial operations and systems. Substantial improvements to the Company’s financial operations are expected to be achieved from this project over a twelve to eighteen month period.

Until the short-term remediation measures discussed above are completed, the material weakness in the financial statement close process will continue to exist. Management presently anticipates that the short-term changes necessary to remediate this material weakness will be in place by the end of the third quarter of 2006. Until such time that the remediation is effectively completed, we will rely on additional analyses and other detailed procedures to assist us with meeting the objectives otherwise of an effective internal control environment.

Changes in Internal Control over Financial Reporting

As previously discussed in Item 9A of our 2005 10-K, during the first quarter of 2006, we hired an Executive Vice President/Chief Financial Officer (previously our Interim Chief Financial Officer), a Senior Vice President/Chief Information Officer and a Vice President—Taxes. Except for such hires and as discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 5 to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

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

Sales of Unregistered Securities

Options to purchase an aggregate of 210,000 shares of the Company’s common stock were granted to employees and consultants between January and March 2006. The exercise price is equal to the fair market value of the common stock on the date of grant. The grant of these options was not required to be registered under the Securities Act because the issuance did not constitute a sale within the meaning of Section 2(3) thereof.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the first quarter of 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1, 2006 to January 31, 2006	4,540	$25.97
February 1, 2006 to February 28, 2006	7,260	$31.90
March 1, 2006 to March 31, 2006	1,142	$33.20
Total	12,942

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number		Description of Exhibit
3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

Exhibit Number		Description of Exhibit

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

10	(a)	Separation Agreement and General Release dated as of March 29, 2006 between United Rentals, Inc. and Joseph Ehrenreich (incorporated by reference to Exhibit 10(mmm) to the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)

10	(b)	Amendment and Waiver dated as of March 31, 2006, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10(nnn) to the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)

10	(c)	Agreement dated March 30, 2006 between United Rentals, Inc. and Michael Kneeland (incorporated by reference to Exhibit 10(ooo) to the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED RENTALS, INC.

Dated: May 9, 2006	By:	/S/ MARTIN E. WELCH III
Martin E. Welch III Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated: May 9, 2006	By:	/S/ MARTIN E. WELCH III
Martin E. Welch III Chief Financial Officer (Principal Financial and Accounting Officer)