Form 10-Q
period 2006-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2006-08-08
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-14387

United Rentals, Inc.

Commission File Number 1-13663

United Rentals (North America), Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware Delaware	06-1522496 06-1493538
(States of Incorporation)	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip code)

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

As of August 4, 2006, there were 80,605,380 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in millions, except per share data and unless otherwise indicated)

	June 30, 2006	June 30, 2005	December 31, 2005
ASSETS
Cash and cash equivalents	$208	$254	$316
Accounts receivable, net of allowance for doubtful accounts of $43 on June 30, 2006, $42 on June 30, 2005 and $45 on December 31, 2005	566	517	572
Inventory	195	178	174
Prepaid expenses and other assets	140	120	154
Rental equipment, net	2,587	2,283	2,252
Property and equipment, net	462	415	445
Goodwill	1,341	1,291	1,328
Other intangible assets, net	31	35	33

	$5,530	$5,093	$5,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$284	$336	$211
Accrued expenses and other liabilities	435	304	420
Debt	2,894	2,954	2,930
Subordinated convertible debentures	222	222	222
Deferred taxes	293	187	262

Total liabilities	4,128	4,003	4,045
Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$.30 liquidation preference, 300,000 shares issued and outstanding	—	—	—
Series D perpetual convertible preferred stock—$.15 liquidation preference, 150,000 shares issued and outstanding	—	—	—
Common stock—$.01 par value, 500,000,000 shares authorized, 80,620,652 shares issued and outstanding on June 30, 2006, 78,011,621 shares issued and outstanding on June 30, 2005 and 77,302,915 shares issued and outstanding on December 31, 2005	1	1	1
Additional paid-in capital	1,417	1,352	1,345
Deferred compensation	—	(17)	(12)
Accumulated deficit	(79)	(280)	(155)
Accumulated other comprehensive income	63	34	50

Total stockholders’ equity	1,402	1,090	1,229

	$5,530	$5,093	$5,274

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except per share data and unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Equipment rentals	$698	$627	$1,289	$1,141
Sales of rental equipment	85	87	163	167
New equipment sales	62	55	114	96
Contractor supplies sales	109	85	197	149
Service and other revenues	41	34	78	67

Total revenues	995	888	1,841	1,620
Cost of revenues:
Cost of equipment rentals, excluding depreciation	340	320	646	601
Depreciation of rental equipment	99	95	195	189
Cost of rental equipment sales	59	65	113	122
Cost of new equipment sales	51	45	94	79
Cost of contractor supplies sales	89	64	160	112
Cost of service and other revenue	19	16	38	32

Total cost of revenues	657	605	1,246	1,135

Gross profit	338	283	595	485
Selling, general and administrative expenses	164	136	317	258
Non-rental depreciation and amortization	24	15	40	29

Operating income	150	132	238	198
Interest expense, net	52	43	102	86
Interest expense—subordinated convertible debentures	3	4	7	8
Other (income) expense, net	(1)	3	—	3

Income before provision for income taxes	96	82	129	101
Provision for income taxes	40	32	53	39

Net income	$56	$50	$76	$62

Earnings per share—basic:
Income available to common stockholders	$0.58	$0.53	$0.80	$0.65

Earnings per share—diluted:
Income available to common stockholders	$0.51	$0.48	$0.71	$0.60

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2005	$—	$—	77	$1	$1,345	$(12)	$(155)		$50
Comprehensive income:
Net income							76	76
Other comprehensive income:
Foreign currency translation adjustments								11	11
Derivatives qualifying as hedges, net of tax of $1								2	2

Comprehensive income								$89

Reclassification of unearned stock compensation in connection with adoption of FAS 123(R)					(12)	12
Exercise of common stock options and warrants			4		63
Tax benefit on vesting of restricted stock and exercise of stock options					18
Other					3

Balance, June 30, 2006	$—	$—	81	$1	$1,417	$—	$(79)		$63

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$76	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	221
Gain on sales of rental equipment	(50)	(45)
Gain on sales of non-rental equipment	(2)	(1)
Non-cash adjustments to equipment	11	19
Amortization of deferred compensation	5	5
Increase in deferred taxes	43	38
Changes in operating assets and liabilities:
Accounts receivable	8	(28)
Inventory	(21)	(60)
Prepaid expenses and other assets	9	(6)
Accounts payable	73	119
Accrued expenses and other liabilities	(22)	(6)

Net cash provided by operating activities	369	318

Cash Flows From Investing Activities:
Purchases of rental equipment	(612)	(484)
Purchases of non-rental equipment	(47)	(32)
Proceeds from sales of rental equipment	163	167
Proceeds from sales of non-rental equipment	11	7
Purchases of other companies	(39)	(3)
Proceeds from sales of branches	—	3

Net cash used in investing activities	(524)	(342)

Cash Flows From Financing Activities:
Payments of debt	(15)	(25)
Proceeds from the exercise of common stock options	63	2
Other	(1)	(1)

Net cash provided by (used in) financing activities	47	(24)
Effect of foreign exchange rates	—	(1)

Net decrease in cash and cash equivalents	(108)	(49)
Cash and cash equivalents at beginning of period	316	303

Cash and cash equivalents at end of period	$208	$254

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1.    Organization and Basis of Presentation

General

United Rentals, Inc. (“Holdings,” “United Rentals” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its ownership of all of the issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Mexico. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and services. The nature of our business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the accompanying balance sheets are presented on an unclassified basis.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2005 Form 10-K. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

In August 2004 we received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. The SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period. In March 2005, our board of directors formed a special committee of independent directors (the “Special Committee”) to review matters related to the SEC inquiry. Our board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our 2005 Form 10-K.

Recent Accounting Changes and New Accounting Standards

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method, and therefore we did not restate the results of prior periods.

The effect of adopting FAS 123(R) on our net income for the three and six months ended June 30, 2006 was not material. FAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of FAS 123(R), such excess tax benefits were presented as operating cash flows.

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

Prior to January 1, 2006, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” we did not recognize compensation expense relating to employee stock options because the exercise price was equal to or greater than the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach as required by FAS 123, our pro forma income and earnings per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$50	$62
Plus: Stock-based compensation expense included in reported net income, net of tax	2	4
Less: Stock-based compensation expense determined using the fair value method, net of tax	(2)	(4)

Pro forma net income	$50	$62

Basic earnings per share:
As reported	$0.53	$0.65
Pro forma	$0.53	$0.65
Diluted earnings per share:
As reported	$0.48	$0.60
Pro forma	$0.48	$0.60

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FAS 109, “Accounting for Income Taxes”), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

2.    Segment Information

Our reportable segments are general rentals, trench safety, pump and power and traffic control. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. All three reporting segments generate revenues from equipment rentals as well as the sale of new and used equipment and related contractor supplies. Our external segment reporting is aligned with the manner in which management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

Operating segment financial information for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues:
General rentals	$865	$771	$1,615	$1,425
Trench safety, pump and power	55	44	104	78
Traffic control	75	73	122	117

Total revenues	$995	$888	$1,841	$1,620

Total depreciation and amortization expense:
General rentals	$111	$99	$213	$196
Trench safety, pump and power	6	5	11	10
Traffic control	6	6	11	12

Total depreciation and amortization expense	$123	$110	$235	$218

Segment operating income (loss):
General rentals	$142	$123	$224	$194
Trench safety, pump and power	13	11	26	17
Traffic control	(5)	(2)	(12)	(13)

Segment operating income	$150	$132	$238	$198

Total capital expenditures:
General rentals	$370	$336	$623	$488
Trench safety, pump and power	21	11	29	19
Traffic control	4	4	7	9

Total capital expenditures	$395	$351	$659	$516

	June 30, 2006	June 30, 2005	December 31, 2005
Total assets:
General rentals	$5,222	$4,802	$4,929
Trench safety, pump and power	148	107	116
Traffic control	160	184	229

Total assets	$5,530	$5,093	$5,274

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

3.    Acquisitions

We completed two acquisitions during the six months ended June 30, 2006 and none during the six months ended June 30, 2005. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from the respective acquisition dates. In March 2006, we acquired the equipment and sales assets of Handy Rent-All Center, which had annual revenues of approximately $16. The aggregate purchase price for this acquisition was approximately $23. In June 2006, we acquired the equipment and sales assets of D. Larry Carter, Inc., which had annual revenues of approximately $10. The aggregate purchase price for this acquisition was approximately $18. Pro forma results of operations giving effect to these acquisitions would not vary materially from historical results.

The purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed based on their fair values at the respective acquisition dates. Purchase price allocations are subject to change when additional information concerning asset and liability valuations is completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within twelve months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

4.    Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $1,341 at June 30, 2006, $1,291 at June 30, 2005 and $1,328 at December 31, 2005. We review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from three to twelve years. Amortization expense for other intangible assets was $1 for the three months ended June 30, 2006 and 2005 and $2 for the six months ended June 30, 2006 and 2005. The cost of other intangible assets and the related accumulated amortization as of June 30, 2006 was as follows:

June 30, 2006
Gross carrying amount	$62
Accumulated amortization	(31)

Net amount	$31

5.    Legal and Regulatory Matters

SEC Non-Public Fact Finding Inquiry and Special Committee Review

As previously announced, on August 25, 2004, the Company received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of the Company’s documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC states that the inquiry does not mean that the SEC has concluded that the Company or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. As previously announced, the inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period.

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

The Company has provided documents in response to the SEC subpoenas to the SEC or to the Special Committee, which has, in turn, provided documents to the SEC. The Company is cooperating fully with the SEC in complying with the subpoenas. The Company is also responding to the SEC’s informal requests for information. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. The Company is cooperating fully with this office.

Shareholder Class Action Lawsuits and Derivative Litigation

As previously announced, in August 2004 the Company received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. As previously announced, following the Company’s public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits initially sought to sue on behalf of a purported class comprised of purchasers of the Company’s securities from October 23, 2003 to August 30, 2004. The lawsuits initially named as the defendants the Company, its chairman, its vice chairman and chief executive officer, its former president and chief financial officer, and its former corporate controller. These initial complaints alleged, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each action asserted claims (a) against all defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of such Act. The complaints sought unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation. The parties agreed upon, and the Court subsequently approved, a schedule for the filing of a consolidated amended complaint in this action and the briefing of any motions to dismiss directed to the operative complaint in the action. On June 5, 2006, lead plaintiff filed a consolidated amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, (b) amends the purported class period to include purchasers of the Company’s securities from February 28, 2001 to August 30, 2004 and (c) names as an additional defendant the Company’s first chief financial officer. The Company intends to defend against this action vigorously.

As previously announced, in January 2005 an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., names as defendants certain of the Company’s current and/or former directors and/or officers, and names the Company as a nominal defendant. The complaint asserts, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of anticipated motions to dismiss in the purported shareholder class actions.

As previously announced, in November 2004 the Company received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of the Company’s current and/or former directors and/or officers. Following receipt of the letter, the Company’s board of directors formed a special committee to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on the Company’s behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., initially named as defendants certain of the Company’s current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted, among other things, that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint in this action also asserted a claim for unjust enrichment against the Company’s chairman and its vice chairman and chief executive officer. The initial complaint sought unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The initial complaint also sought an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim was asserted to disgorge certain compensation they received from the Company with respect to fiscal years 2001, 2002 and 2003. The parties agreed upon a schedule for the filing of an amended complaint in this action, and the briefing of any motions to dismiss directed to the operative complaint in this action. On June 5, 2006, plaintiff filed an amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, and (b) names as an additional defendant the Company’s former president and chief financial officer and asserts the same claims against him as it previously asserted and continues to assert against the Company’s chairman and its vice chairman and chief executive officer.

As previously announced, in August 2005 another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on the Company’s behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., names as defendants certain of the Company’s current and/or former directors and/or officers, and names the Company as a nominal defendant. The initial complaint in this action asserted claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted the Company to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint also asserted (a) a claim that a former director breached fiduciary obligations by selling shares of the Company’s common stock while in possession of material, non-public information, and (b) a claim against the Company’s chairman, its vice chairman and chief executive officer, and its former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act. The initial complaint sought unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The initial complaint also sought an order declaring that the defendants against whom the section 304 claim was directed are liable under the Sarbanes-Oxley Act and directing them to reimburse the Company for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004. The parties agreed upon, and the Court approved, a schedule for the filing of an amended

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

complaint in this action, and the briefing of any motions to dismiss directed to the operative complaint in this action. On June 5, 2006, plaintiff filed an amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, and (b) names as additional defendants certain other of the Company’s current and/or former directors and/or officers. The amended complaint also asserts an additional claim against certain of the Company’s current and/or former directors for violation of Section 14(a) of the Exchange Act.

We are also subject to a number of claims and proceedings that generally arise out of the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations, tax examinations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares (since such shares are participating securities). Diluted earnings per share also includes the impact of other dilutive securities. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$56	$50	$76	$62
Plus:
Convertible debt interest	—	1	1	1
QUIPS interest	2	2	—	—

Income available to common stockholders	$58	$53	$77	$63
Denominator:
Weighted-average common shares	79,430,378	77,992,299	78,373,920	77,956,827
Series C preferred	12,000,000	12,000,000	12,000,000	12,000,000
Series D preferred	5,000,000	5,000,000	5,000,000	5,000,000

Denominator for basic earnings per share—weighted-average	96,430,378	94,992,299	95,373,920	94,956,827
Effect of dilutive securities:
Employee stock options and warrants	6,912,243	4,312,370	6,974,184	4,207,225
Convertible shares	6,460,671	5,599,350	6,460,671	5,599,350
QUIPS shares	5,077,926	5,077,926	—	—
Restricted stock units and phantom shares	151,465	134,792	142,100	133,065

Denominator for diluted earnings per share—adjusted weighted-average shares	115,032,683	110,116,737	108,950,875	104,896,467

Earnings per share—basic:
Income available to common stockholders	$0.58	$0.53	$0.80	$0.65

Earnings per share—diluted:
Income available to common stockholders	$0.51	$0.48	$0.71	$0.60

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

7.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (the “Parent”) and has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both the Parent and substantially all of URNA’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and certain of its United States subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors; however, condensed consolidating financial information is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other & Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents		$130	$69	$9		$208
Accounts receivable, net		12	43	511		566
Intercompany receivable (payable)		639	(108)	(531)		—
Inventory		81	92	22		195
Prepaid expenses and other assets		62	67	1		130
Rental equipment, net		1,390	948	249		2,587
Property and equipment, net	$42	130	262	28		462
Investment in subsidiaries	1,582	2,254	—	—	$(3,826)	10
Goodwill and other intangible assets, net	—	168	1,064	140	—	1,372

	$1,624	$4,866	$2,437	$429	$(3,826)	$5,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$79	$172	$33		$284
Accrued expenses and other liabilities		265	236	11	$(77)	435
Debt		2,744	7	143	—	2,894
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	283	(29)	39	—	293

Total liabilities	222	3,371	386	226	(77)	4,128

Total stockholders’ equity	1,402	1,495	2,051	203	(3,749)	1,402

Total liabilities and stockholders’ equity	$1,624	$4,866	$2,437	$429	$(3,826)	$5,530

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other & Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents		$147	$98	$9		$254
Accounts receivable, net		42	48	427		517
Intercompany receivable (payable)		477	17	(494)		—
Inventory		80	85	13		178
Prepaid expenses and other assets		47	64	2		113
Rental equipment, net		1,238	825	220		2,283
Property and equipment, net	$27	124	239	25		415
Investment in subsidiaries	1,285	2,083	—	—	$(3,361)	7
Goodwill and other intangible assets, net	—	165	1,022	139	—	1,326

	$1,312	$4,403	$2,398	$341	$(3,361)	$5,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$48	$259	$29		$336
Accrued expenses and other liabilities		149	216	7	$(68)	304
Debt		2,824	—	130	—	2,954
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	172	(14)	29	—	187

Total liabilities	222	3,193	461	195	(68)	4,003

Total stockholders’ equity	1,090	1,210	1,937	146	(3,293)	1,090

Total liabilities and stockholders’ equity	$1,312	$4,403	$2,398	$341	$(3,361)	$5,093

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents		$200	$105	$11		$316
Accounts receivable, net		11	47	514		572
Intercompany receivable (payable)		509	31	(540)		—
Inventory		73	83	18		174
Prepaid expenses and other assets		69	73	1		143
Rental equipment, net		1,220	817	215		2,252
Property and equipment, net	$38	133	250	24		445
Investment in subsidiaries	1,413	2,186	—	—	$(3,588)	11
Goodwill and other intangible assets, net		163	1,052	146		1,361

	$1,451	$4,564	$2,458	$389	$(3,588)	$5,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$45	$144	$22		$211
Accrued expenses and other liabilities		150	318	10	$(58)	420
Debt		2,793	—	137	—	2,930
Subordinated convertible debentures	$222	—	—	—	—	222
Deferred taxes	—	232	(7)	37	—	262

Total liabilities	222	3,220	455	206	(58)	4,045

Total stockholders’ equity	1,229	1,344	2,003	183	(3,530)	1,229

Total liabilities and stockholders’ equity	$1,451	$4,564	$2,458	$389	$(3,588)	$5,274

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2006
	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$314	$324	$60		$698
Sales of rental equipment		46	32	7		85
New equipment sales		28	25	9		62
Contractor supplies sales		41	56	12		109
Service and other revenues		22	14	5		41

Total revenues		451	451	93		995
Cost of revenues:
Cost of equipment rentals, excluding depreciation		140	167	33		340
Depreciation of rental equipment		49	39	11		99
Cost of rental equipment sales		32	22	5		59
Cost of new equipment sales		23	21	7		51
Cost of contractor supplies sales		36	43	10		89
Cost of service and other revenue		11	5	3		19

Total cost of revenues		291	297	69		657

Gross profit		160	154	24		338
Selling, general and administrative expenses		64	80	20		164
Non-rental depreciation and amortization	$3	11	9	1		24

Operating income (loss)	(3)	85	65	3		150
Interest expense, net	3	47	2	3	$(3)	52
Interest expense—subordinated convertible debentures	—	—	—	—	3	3
Other (income) expense, net	—	3	4	(8)	—	(1)

Income (loss) before provision (benefit) for income taxes	(6)	35	59	8	—	96
Provision (benefit) for income taxes	(3)	14	23	6	—	40

Income (loss) before equity in net earnings of subsidiaries	(3)	21	36	2	—	56
Equity in net earnings of subsidiaries	59	38	—	—	(97)	—

Net income (loss)	$56	$59	$36	$2	$(97)	$56

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2005
	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$280	$297	$50		$627
Sales of rental equipment		42	34	11		87
New equipment sales		27	21	7		55
Contractor supplies sales		32	44	9		85
Service and other revenues		19	12	3		34

Total revenues		400	408	80		888
Cost of revenues:
Cost of equipment rentals, excluding depreciation		125	171	24		320
Depreciation of rental equipment		46	39	10		95
Cost of rental equipment sales		32	24	9		65
Cost of new equipment sales		21	18	6		45
Cost of contractor supplies sales		25	32	7		64
Cost of service and other revenue		8	6	2		16

Total cost of revenues		257	290	58		605

Gross profit		143	118	22		283
Selling, general and administrative expenses		59	62	15		136
Non-rental depreciation and amortization	$1	5	7	2		15

Operating income (loss)	(1)	79	49	5		132
Interest expense, net	4	42	(1)	2	$(4)	43
Interest expense—subordinated convertible debentures	—	—	—	—	4	4
Other (income) expense, net	—	4	4	(5)	—	3

Income (loss) before provision (benefit) for income taxes	(5)	33	46	8	—	82
Provision (benefit) for income taxes	(2)	13	18	3	—	32

Income (loss) before equity in net earnings of subsidiaries	(3)	20	28	5	—	50
Equity in net earnings of subsidiaries	53	33	—	—	(86)	—

Net income (loss)	$50	$53	$28	$5	$(86)	$50

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2006
	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$585	$594	$110		$1,289
Sales of rental equipment		82	65	16		163
New equipment sales		54	44	16		114
Contractor supplies sales		76	100	21		197
Service and other revenues		43	26	9		78

Total revenues		840	829	172		1,841
Cost of revenues:
Cost of equipment rentals, excluding depreciation		272	314	60		646
Depreciation of rental equipment		95	79	21		195
Cost of rental equipment sales		59	43	11		113
Cost of new equipment sales		44	37	13		94
Cost of contractor supplies sales		67	75	18		160
Cost of service and other revenue		21	12	5		38

Total cost of revenues		558	560	128		1,246

Gross profit		282	269	44		595
Selling, general and administrative expenses		123	159	35		317
Non-rental depreciation and amortization	$5	15	16	4		40

Operating income (loss)	(5)	144	94	5		238
Interest expense, net	7	94	3	5	$(7)	102
Interest expense—subordinated convertible debentures	—	—	—	—	7	7
Other (income) expense, net	—	7	7	(14)	—	—

Income (loss) before provision (benefit) for income taxes	(12)	43	84	14	—	129
Provision (benefit) for income taxes	(5)	18	34	6	—	53

Income (loss) before equity in net earnings of subsidiaries	(7)	25	50	8	—	76
Equity in net earnings of subsidiaries	83	58	—	—	(141)	—

Net income (loss)	$76	$83	$50	$8	$(141)	$76

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2005
	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$522	$527	$92		$1,141
Sales of rental equipment		79	68	20		167
New equipment sales		49	36	11		96
Contractor supplies sales		56	77	16		149
Service and other revenues		38	22	7		67

Total revenues		744	730	146		1,620
Cost of revenues:
Cost of equipment rentals, excluding depreciation		244	309	48		601
Depreciation of rental equipment		92	77	20		189
Cost of rental equipment sales		58	49	15		122
Cost of new equipment sales		39	31	9		79
Cost of contractor supplies sales		43	57	12		112
Cost of service and other revenue		17	11	4		32

Total cost of revenues		493	534	108		1,135

Gross profit		251	196	38		485
Selling, general and administrative expenses		111	117	30		258
Non-rental depreciation and amortization	$3	10	13	3		29

Operating income (loss)	(3)	130	66	5		198
Interest expense, net	8	82	—	4	$(8)	86
Interest expense—subordinated convertible debentures	—	—	—	—	8	8
Other (income) expense, net	—	7	7	(11)	—	3

Income (loss) before provision (benefit) for income taxes	(11)	41	59	12	—	101
Provision (benefit) for income taxes	(4)	15	24	4	—	39

Income (loss) before equity in net earnings of subsidiaries	(7)	26	35	8	—	62
Equity in net earnings of subsidiaries	69	43	—	—	(112)	—

Net income (loss)	$62	$69	$35	$8	$(112)	$62

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by operating activities	$2	$160	$163	$44	$—	$369
Net cash used in investing activities	(72)	(275)	(194)	(46)	63	(524)
Net cash provided by (used in) financing activities	70	45	(5)	—	(63)	47

Net decrease in cash and cash equivalents	—	(70)	(36)	(2)	—	(108)
Cash and cash equivalents at beginning of period	—	200	105	11	—	316

Cash and cash equivalents at end of period	$—	$130	$69	$9	$—	$208

For the Six Months Ended June 30, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(7)	$99	$209	$17	$—	$318
Net cash used in investing activities	(2)	(168)	(145)	(29)	2	(342)
Net cash provided by (used in) financing activities	9	(31)	—	—	(2)	(24)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	—	(100)	64	(13)	—	(49)
Cash and cash equivalents at beginning of period		247	34	22	—	303

Cash and cash equivalents at end of period	$—	$147	$98	$9	$—	$254

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world, with an integrated network of more than 760 rental locations in the United States, Canada and Mexico. The equipment rental industry is highly fragmented and diverse and we believe we are well positioned to take advantage of this environment because as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, as well as newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 20,000 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, traffic control equipment, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of rental (used) equipment, sales of new equipment, contractor supplies sales and service and other. Rental equipment revenues have historically accounted for more than 70 percent of our total revenues and we expect this to continue.

In August 2004, we received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. The SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period. As previously announced, in March 2005, our board of directors formed a Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our 2005 Form 10-K. The SEC inquiry is ongoing and we are continuing to cooperate fully with the SEC. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. The Company is cooperating fully with this office.

Results of Operations

As discussed in note 2 to our condensed consolidated financial statements included in this Report, our reportable segments are general rentals, trench safety, pump and power and traffic control. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. The traffic control segment includes the rental of equipment used in the management of traffic-related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. All three reporting segments generate revenues from equipment rentals as well as the sales of new and used equipment and related contractor supplies. Our external segment reporting is aligned with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

Our revenues and operating results fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended June 30, 2006
Equipment rentals	$589	$42	$67	$698
Sales of rental equipment	81	3	1	85
New equipment sales	58	3	1	62
Contractor supplies sales	98	5	6	109
Service and other revenues	39	2	—	41

Total revenues	$865	$55	$75	$995

Three months ended June 30, 2005
Equipment rentals	$531	$32	$64	$627
Sales of rental equipment	83	3	1	87
New equipment sales	49	5	1	55
Contractor supplies sales	75	3	7	85
Service and other revenues	33	1	—	34

Total revenues	$771	$44	$73	$888

Six months ended June 30, 2006
Equipment rentals	$1,101	$81	$107	$1,289
Sales of rental equipment	155	6	2	163
New equipment sales	105	7	2	114
Contractor supplies sales	178	8	11	197
Service and other revenues	76	2	—	78

Total revenues	$1,615	$104	$122	$1,841

Six months ended June 30, 2005
Equipment rentals	$981	$58	$102	$1,141
Sales of rental equipment	159	6	2	167
New equipment sales	88	7	1	96
Contractor supplies sales	133	5	11	149
Service and other revenues	64	2	1	67

Total revenues	$1,425	$78	$117	$1,620

Equipment rentals.

Three months ended June 30, 2006 and 2005. 2006 equipment rentals of $698 increased $71, or 11 percent, reflecting a 5.6 percent increase in rental rates and an 8.6 percent increase in same-store rental revenues. The increase also reflected an increase in our dollar equipment utilization rate (which is calculated with consideration to our rental equipment revenue and the average original cost of equipment in out rental fleet) from 64.0 percent for the three months ended June 30, 2005 to 65.3 percent for the three months ended June 30, 2006. On a segment basis, equipment rentals represented approximately 68 percent, 76 percent and 89 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $58, or 11 percent, reflecting increased rental rates and an 8.6 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $10, or 31 percent, reflecting a 13.5 percent increase in same-store rental revenues. Traffic control equipment rentals increased $3, or 5 percent, reflecting a 6.2 percent increase in same-store rental revenues, partially offset by the impact of store closures.

Six months ended June 30, 2006 and 2005. 2006 equipment rentals of $1,289 increased $148, or 13 percent, reflecting a 6.0 percent increase in rental rates and a 10.9 percent increase in same-store rental revenues. The increase also reflected an increase in our dollar equipment utilization rate from 58.9 percent for the six months ended June 30, 2005 to 61.9 percent for the six months ended June 30, 2006. On a segment basis, equipment rentals represented approximately 68 percent, 78 percent and 88 percent of total revenues for general rentals, trench safety, pump and power, and traffic control, respectively. General rentals equipment rentals increased $120, or 12 percent, reflecting increased rental rates and a 10.7 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $23, or 40 percent, reflecting an 18.7 percent increase in same-store rental revenues. Traffic control equipment rentals increased $5, or 5 percent, reflecting a 8.1 percent increase in same-store rental revenues, partially offset by the impact of store closures.

Sales of rental equipment. “Sales of rental equipment” represents revenues associated with selling used equipment. For the three and six months ended June 30, 2006, sales of rental equipment represented approximately 9 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. For the three and six months ended June 30, 2005, sales of rental equipment represented approximately 10 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power and traffic control were insignificant for all periods. The decrease in sales of rental equipment for the three months ended June 30, 2006 primarily relates to the mix of equipment sold and the decrease in sales for the six months ended June 30, 2006 primarily relates to a decrease in the volume of equipment sold.

New equipment sales. For the three and six months ended June 30, 2006 and 2005, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for between 89 and 94 percent of these sales. Sales of new equipment for trench safety, pump and power and traffic control were insignificant for all periods. The increase in sales of new equipment for the three months ended June 30, 2006 primarily relates to the mix of equipment sold and for the six months ended June 30, 2006 primarily relates to an increase in the volume of equipment sold.

Sales of contractor supplies. “Sales of contractor supplies” represents our revenues associated with selling a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and six months ended June 30, 2006 and 2005, general rentals accounted for between 88 and 90 percent of total sales of contractor supplies. The increase in sales of contractor supplies for the three and six months ended June 30, 2006 primarily relates to an increase in the volume of supplies sold.

Service and other revenues. “Service and other revenues” represents our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. The increase in service and other revenue for the three months ended June 30, 2006 primarily relates to increased service and parts sales and for the six months ended June 30, 2006 primarily relates to increased parts sales.

Segment Operating Profit.

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended June 30, 2006
Operating Profit (Loss)	$142	$13	$(5)	$150
Operating Margin	16%	24%	-7%	15%
Three months ended June 30, 2005
Operating Profit (Loss)	$123	$11	$(2)	$132
Operating Margin	16%	25%	-3%	15%
Six months ended June 30, 2006
Operating Profit (Loss)	$224	$26	$(12)	$238
Operating Margin	14%	25%	-10%	13%
Six months ended June 30, 2005
Operating Profit (Loss)	$194	$17	$(13)	$198
Operating Margin	14%	22%	-11%	12%

General rentals. For the three months ended June 30, 2006, operating margin remained flat as compared to the same period in 2005. Higher selling costs related to growth in the business and increased costs for labor and benefits associated with normal inflationary increases were offset by higher rental rates.

For the six months ended June 30, 2006, operating margin was flat as compared to the same period in 2005. The benefit of higher rental rates was offset by higher selling costs related to growth in the business, increased costs for labor and benefits associated with normal inflationary increases, and increased professional costs related to regulatory issues and related matters.

Trench safety, pump and power. Trench safety, pump and power operating profit increased by $2 for the three months ended June 30, 2006 as compared to the same period in 2005. The increase reflects increased revenues of 25 percent due to higher rental rates and a 9 percent increase in same store revenues.

For the six months ended June 30, 2006, operating margin increased 3 percentage points as compared to the same period in 2005. Operating profit growth reflects a 33 percent increase in revenue primarily relating to a 17 percent increase in same store revenues.

Traffic control. Traffic control operating loss increased by $3 for the three months ended June 30, 2006 as compared to the same period in 2005, reflecting increased operating costs primarily due to an increase in the cost of materials consumed, as well as increased selling costs. The adverse impact of these increased costs was partially offset by increased revenues of approximately 3 percent.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
Total gross margin	34.0%	31.9%
Equipment rentals	37.1%	33.8%
Sales of rental equipment	30.6%	25.3%
New equipment sales	17.7%	18.2%
Contractor supplies sales	18.3%	24.7%
Service and other revenues	53.7%	52.9%

	Six Months Ended
	June 30, 2006	June 30, 2005
Total gross margin	32.3%	29.9%
Equipment rentals	34.8%	30.8%
Sales of rental equipment	30.7%	26.9%
New equipment sales	17.5%	17.7%
Contractor supplies sales	18.8%	24.8%
Service and other revenues	51.3%	52.2%

For the three months ended June 30, 2006, total gross margin improved 2.1 percentage points as compared to the same period in 2005. Equipment rentals gross margin improved 3.3 percentage points primarily due to a year-over-year increase in rental rates of 5.6 percent and strong revenue growth in trench safety, pump and power. The reduction in the gross margin on contractor supplies sales of 6.4 percentage points resulted primarily from increased costs related to the opening of new distribution centers and increased provisions for excess and slow moving inventory. The fluctuations in gross margin on sales of rental equipment and new equipment result primarily from changes in the mix of equipment sold.

For the six months ended June 30, 2006, total gross margin improved 2.4 percentage points as compared to the same period in 2005. Equipment rentals gross margin improved 4.0 percentage points primarily due to a year-over-year increase in rental rates of 6.0 percent and strong revenue growth in trench safety, pump and power. The reduction in the gross margin on contractor supplies sales of 6.0 percentage points resulted primarily from increased costs related to the opening of new distribution centers and increased provisions for excess and slow moving inventory. The increase in gross margin on the sales of rental equipment resulted from improved pricing and a change in the mix of equipment sold.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
Total SG&A expenses	$164	$136
SG&A as a percentage of revenue	16.5%	15.3%

	Six Months Ended
	June 30, 2006	June 30, 2005
Total SG&A expenses	$317	$258
SG&A as a percentage of revenue	17.2%	15.9%

SG&A expense primarily includes sales force compensation, bad debt expense, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead.

For the three months ended June 30, 2006, SG&A expense increased $28. This increase reflects normal inflationary increases, higher selling and administrative costs related to growth in the business, as well as increased costs associated with professional fees for business improvement initiatives.

For the six months ended June 30, 2006, SG&A expense increased $59. In addition to normal inflationary increases as well as higher selling and administrative costs related to growth in the business, the year-over-year growth in SG&A expense reflects increased professional costs related to regulatory issues and related matters of $11 as well as professional fees for business improvement initiatives.

Non-rental depreciation and amortization for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
Non-rental depreciation and amortization	$24	$15
Non-rental depreciation and amortization as a percent of revenue	2%	2%

	Six Months Ended
	June 30, 2006	June 30, 2005
Non-rental depreciation and amortization	$40	$29
Non-rental depreciation and amortization as a percent of revenue	2%	2%

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of other intangible assets. Our other intangible assets primarily consist of customer relationships and non-compete agreements. During the second quarter of 2006, we determined that we had been depreciating certain vehicles on capital lease over a period which exceeded the related contractual lease terms. As a result, our non-rental depreciation and amortization expense for the three and six months ended June 30, 2006 includes a pre-tax charge of $5 ($3 net of tax) to correct depreciation expense recorded since the fourth quarter of 2002. This correction does not affect historical or future cash flows and its effect on our current and prior years’ net income, cash flows from operations, and shareholders’ equity is not material.

Interest expense, net for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
Interest expense, net	$52	$43

	Six Months Ended
	June 30, 2006	June 30, 2005
Interest expense, net	$102	$86

Interest expense for the three and six months ended June 30, 2006 increased $9 and $16, respectively, reflecting the increase in interest rates applicable to our floating rate debt. As of June 30, 2006, approximately 42 percent of our debt was floating rate debt.

Income taxes. The following table summarizes our consolidated provision for income taxes and the related effective tax rate for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30, 2006	June 30, 2005
Pre-tax income	$96	$82
Provision for income taxes	$40	$32
Effective tax rate	42%	39%

	Six Months Ended
	June 30, 2006	June 30, 2005
Pre-tax income	$129	$101
Provision for income taxes	$53	$39
Effective tax rate	41%	39%

The difference between the consolidated effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relates to state taxes as well as certain non-deductible charges. Additionally, during the second quarter, we recorded a net charge of $3 primarily related to an identified tax contingency item.

Our effective tax rate is based on recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other nonrecurring events (such as audit settlements) that may not be predictable. We anticipate that our full year tax rate will approximate 39.9%.

Liquidity and Capital Resources

Liquidity. We manage our liquidity using internal cash management practices, which are subject to (1) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (2) the legal requirements of the agreements to which we are a party and (3) the statutes, regulations and practices of each of the local jurisdictions in which we operate.

Our principal existing sources of liquidity are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of June 30, 2006, we had (i) $478 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior secured credit facility, (ii) $200 of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans outstanding) and (iii) cash and cash equivalents of $208. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service and (v) acquisitions. We plan to fund such cash requirements from cash generated from operations as well as our existing sources of liquidity discussed above. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases.

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

Sources and Uses of Cash. During the six months ended June 30, 2006, we (i) generated cash from operations of $369 and (ii) generated cash from the sale of rental equipment of $163. We used cash during this period principally to (i) purchase rental equipment of $612 (including the buy-out of equipment under operating leases of $44), (ii) purchase non-rental equipment of $47, (iii) purchase other companies, net of cash acquired, of $39 and (iv) make debt repayments of $15.

During the six months ended June 30, 2005, we (i) generated cash from operations of $318 and (ii) generated cash from the sale of rental equipment of $167. We used cash during this period principally to (i) purchase rental equipment of $484, (ii) purchase non-rental equipment of $32, (iii) purchase other companies, net of cash acquired, of $3 and (iv) make debt repayments of $25.

Our corporate family credit ratings as of August 7, 2006 were as follows:

	Corporate Rating	Outlook (1)(2)(3)
Moody’s	B2	Developing
S&P	BB-	Developing
Fitch	BB-	Stable

(1)	On April 3, 2006, Moody’s changed its outlook to Developing from Negative.
(2)	On April 13, 2006, S&P changed its outlook to Developing from Negative.
(3)	On June 6, 2006, Fitch changed its outlook to Stable from Negative.

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

Certain Information Concerning Off-Balance Sheet Arrangements

We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $11. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of June 30, 2006 or December 31, 2005 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

Relationship Between Holdings and URNA

Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, URNA, and subsidiaries of URNA. Holdings provides certain services to URNA in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services, and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URNA and its subsidiaries.

Forward-Looking Statements

Certain statements in this Item 2 or contained elsewhere in this Report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements can generally be identified by words such as “believes,” “expects,” “plans,” “intends,” “projects,” “forecasts,” “may,” “will,” “should,” “on track,” “affirms” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. Our businesses and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) weaker or unfavorable economic and industry conditions can reduce demand and prices for our products and services, (2) non-residential construction spending, or governmental funding for highway, infrastructure and other construction projects, may not reach expected levels, (3) we may not have access to capital that our businesses or growth plans may require, (4) any companies we acquire could have undiscovered liabilities, may stretch our management capabilities and may be difficult to integrate, (5) rates we can charge may increase less than anticipated, or costs we incur may increase more than anticipated, (6) we are highly-leveraged, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions, (7) we have not yet successfully remediated a previously identified material weakness in our internal controls relating to our financial close process, (8) we are subject to an ongoing inquiry by the SEC, and there can be no assurance that its outcome will not require additional changes in our accounting policies and practices, restatements of financial statements, revisions of results or guidance, or otherwise have adverse consequences for us and (9) we may incur additional significant expenses in connection with the SEC inquiry, our related internal reviews, the class action lawsuits and derivative actions that were filed in light of the SEC inquiry, or other litigation, regulatory or investigatory matters, related thereto or otherwise. For a fuller description of these and other possible uncertainties, please refer to our 2005 Form 10-K, as well as to our subsequent filings with the SEC.

Our forward-looking statements contained herein speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document. We make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable rate debt and (ii) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of June 30, 2006, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an aggregate notional amount of $725. The effect of the swap agreements was, at June 30, 2006, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent notes through 2012, (ii) $375 of our 7 percent notes, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013.

As of June 30, 2006, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.3 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $143 of borrowings under our Canadian revolving credit facility, $1.2 billion in swaps, and $8 of term loans not subject to an interest rate cap. The weighted-average effective interest rates applicable to our variable rate debt on June 30, 2006 were (i) 6.2% percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was in Canadian borrowings), (ii) 7.4% percent for the term loan and (iii) 7.9% percent for the debt subject to our swap agreements. As of June 30, 2006, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $8 for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2005 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of June 30, 2006. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Offer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act. Based on the continued existence of the material weakness in internal control over financial reporting described below, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective.

In light of the material weaknesses in internal control described below, we performed additional procedures to ensure that our unaudited condensed consolidated financial statements included in this Report were prepared in accordance with GAAP. These steps included, among other actions, expansion of our closing procedures, including performing detailed analyses of accounts and review of subsequent transactions to affirm account balances. As a result of the additional procedures, management has concluded that the unaudited condensed consolidated financial statements included in this Report are fairly stated, in all material respects, in accordance with GAAP.

Under the supervision of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As previously described in greater detail in Item 9A of our 2005 Form 10-K, we determined that internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting as of December 31, 2005. This material weakness in internal control over financial reporting had not been effectively remediated, and therefore continued to exist, as of June 30, 2006.

During 2006, we are implementing short-term enhancements to the financial close process to remediate the material weakness in internal control over financial reporting, as well as a long-term finance transformation. The short-term enhancements include:

•	Formalizing the account reconciliation and analysis processes to ensure accounts are properly analyzed and reconciled monthly;

•	Performing additional review and documentation of the assumptions and processes used in determining the reserve balances for judgmental accounts, including converting underlying system queries to production reports where practical;

•	Adopting measures to verify that journal entries have been properly prepared with supporting documentation and approved by appropriate management;

•	Documenting policies and procedures governing the financial statement close process; and

•	Recruiting an experienced Corporate Controller and other additional staff for the corporate finance and accounting functions.

In addition to these short-term measures, in the first quarter of 2006 we initiated a long-term enterprise-wide finance transformation project to assess and improve various aspects of our financial operations and systems. Substantial improvements to our financial operations are expected to be achieved from this project over a twelve- to eighteen-month period.

Until the short-term remediation measures discussed above are completed, the material weakness in the financial statement close process will continue to exist. Management presently anticipates, but cannot guarantee, that the short-term changes necessary to remediate this material weakness will be in place by year-end 2006. Until such time that the remediation is effectively completed, we will rely on additional analyses and other detailed procedures to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment.

Changes in Internal Control over Financial Reporting

Except for the ongoing progress related to the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 5 to our unaudited condensed consolidated financial statements in this Report is incorporated by reference in answer to this Item.

Item 1A.	Risk Factors

There have been no material changes with respect to this Item from the disclosure included in our 2005 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the second quarter of 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2006 to April 30, 2006	2,910	$33.76
May 1, 2006 to May 31, 2006	3,776	$32.56
June 1, 2006 to June 30, 2006	—	—

Total	6,686

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 13, 2006. The following directors were elected by holders of shares of our common stock and our Class D-1 Perpetual Convertible Preferred Stock, as follows:

	Votes
	For	Withheld
Class 1 Directors
Wayland R. Hicks	71,150,101	3,680,151
Singleton B. McAllister	71,159,207	3,671,045
John S. McKinney	71,150,367	3,679,885

Class 2 Directors
Brian D. McAuley	70,524,236	4,306,016
Jason Papastavrou	71,158,947	3,671,305
Gerald Tsai, Jr.	71,062,105	3,768,147

The Class 1 directors were elected for a two-year term expiring in 2008 and the Class 2 directors were elected for a three-year term expiring in 2009.

In addition, the following directors were elected by holders of shares of our Series C Perpetual Convertible Preferred Stock (the “Series C Preferred Stock”) for a one-year term expiring in 2007, as follows:

	Votes
	For	Withheld
Series C Preferred Stock Directors
Leon D. Black	12,000,000	0
Michael S. Gross	12,000,000	0

The following individuals, who were not up for election at the 2006 Annual Meeting of Stockholders, continue to serve as our Class 3 directors for a term expiring in 2007: Bradley S. Jacobs (chairman); Howard L. Clark, Jr.; Mark A. Suwyn; and Lawrence “Keith” Wimbush.

The other matters voted upon at the 2006 Annual Meeting of Stockholders, and the results of those votes, are as follows:

•	To amend and restate the United Rentals, Inc. 2001 Senior Stock Plan (now the United Rentals, Inc. 2001 Comprehensive Stock Plan).

For	Against	Abstain	Broker Non-Votes
50,532,627	30,843,497	37,092	5,417,036

•	To ratify the appointment of Ernst & Young LLP as the independent public auditors of the Company for 2006.

For	Against	Abstain	Broker Non-Votes
85,082,855	1,709,667	37,730	0

•	To adopt a non-binding stockholder proposal concerning the repeal of the Company’s classified board.

For	Against	Abstain	Broker Non-Votes
51,785,896	29,345,754	281,566	5,417,036

There were no additional matters voted upon at the 2006 Annual Meeting of Stockholders. An anticipated stockholder proposal concerning director election by majority vote was not presented at the meeting and, accordingly, votes on the proposal were not tabulated.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number		Description of Exhibit
3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

10	(a)*	Employment Agreement dated June 5, 2006, between United Rentals, Inc. and Michael J. Kneeland

10	(b)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management

10	(c)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors

10	(d)*	Compensation Program for Non-Employee Directors of United Rentals, Inc.

10	(e)*	Employment Agreement dated June 14, 2006, between United Rentals, Inc. and Roger E. Schwed, including a form of indemnification agreement

10	(f)*	2001 Comprehensive Stock Plan (formerly the 2001 Senior Stock Plan)

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	August 7, 2006	By:	/s/ MARTIN E. WELCH III

Martin E. Welch III
Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	August 7, 2006	By:	/s/ MARTIN E. WELCH III

Martin E. Welch III
Chief Financial Officer
(Principal Financial and Accounting Officer)