Form 10-Q
period 2006-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2006-10-31
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 20, 2006, there were 81,109,020 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in millions, except per share data and unless otherwise indicated)

	September 30, 2006	September 30, 2005	December 31, 2005
ASSETS
Cash and cash equivalents	$140	$151	$316
Accounts receivable, net of allowance for doubtful accounts of $40 on September 30, 2006, $43 on September 30, 2005 and $45 on December 31, 2005	615	584	572
Inventory	174	180	174
Prepaid expenses and other assets	123	158	154
Rental equipment, net	2,688	2,443	2,351
Property and equipment, net	378	338	346
Goodwill	1,340	1,300	1,328
Other intangible assets, net	30	34	33

	$5,488	$5,188	$5,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$267	$243	$211
Accrued expenses and other liabilities	423	367	420
Debt	2,798	2,936	2,930
Subordinated convertible debentures	159	222	222
Deferred taxes	340	239	262

Total liabilities	3,987	4,007	4,045

Stockholders’ equity:
Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$.30 liquidation preference, 300,000 shares issued and outstanding	—	—	—
Series D perpetual convertible preferred stock—$.15 liquidation preference, 150,000 shares issued and outstanding	—	—	—
Common stock—$.01 par value, 500,000,000 shares authorized, 80,570,247 shares issued and outstanding on September 30, 2006, 77,443,139 shares issued and outstanding on September 30, 2005 and 77,302,915 shares issued and outstanding on December 31, 2005	1	1	1
Additional paid-in capital	1,424	1,349	1,345
Deferred compensation	—	(15)	(12)
Retained earnings (accumulated deficit)	16	(204)	(155)
Accumulated other comprehensive income	60	50	50

Total stockholders’ equity	1,501	1,181	1,229

	$5,488	$5,188	$5,274

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in millions, except per share data and unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Equipment rentals	$773	$737	$2,061	$1,877
Sales of rental equipment	87	61	250	228
New equipment sales	60	55	174	151
Contractor supplies sales	109	89	306	238
Service and other revenues	41	37	119	104

Total revenues	1,070	979	2,910	2,598

Cost of revenues:
Cost of equipment rentals, excluding depreciation	354	354	1,000	955
Depreciation of rental equipment	112	103	319	303
Cost of rental equipment sales	60	43	173	165
Cost of new equipment sales	49	45	143	124
Cost of contractor supplies sales	86	69	246	181
Cost of service and other revenue	19	20	57	52

Total cost of revenues	680	634	1,938	1,780

Gross profit	390	345	972	818
Selling, general and administrative expenses	164	162	480	419
Non-rental depreciation and amortization	10	10	38	28

Operating income	216	173	454	371
Interest expense, net	58	48	160	134
Interest expense—subordinated convertible debentures	4	4	11	12
Other (income) expense, net	—	(5)	—	(2)

Income before provision for income taxes	154	126	283	227
Provision for income taxes	59	50	112	89

Net income	$95	$76	$171	$138

Earnings per share—basic:
Income available to common stockholders	$0.97	$0.80	$1.77	$1.45

Earnings per share—diluted:
Income available to common stockholders	$0.85	$0.71	$1.56	$1.32

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings / (Accumulated Deficit)	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2005	$—	$—	77	$1	$1,345	$(12)	$(155)		$50
Comprehensive income:
Net income							171	$171
Other comprehensive income:
Foreign currency translation adjustments								11	11
Derivatives qualifying as hedges, net of tax of ($1)								(1)	(1)

Comprehensive income								$181

Reclassification of unearned stock compensation in connection with adoption of FAS 123(R)					(12)	12
Exercise of common stock options and warrants			4		64
Tax benefit on vesting of restricted stock and exercise of stock options					18
Amortization of stock compensation					11
Other					(2)

Balance, September 30, 2006	$—	$—	81	$1	$1,424	$—	$16		$60

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$171	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365	336
Gain on sales of rental equipment	(77)	(63)
Gain on sales of non-rental equipment	(4)	(2)
Write-off of deferred financing fees and unamortized premiums on interest rate caps	8	—
Non-cash adjustments to equipment	17	21
Amortization of deferred compensation	11	6
Increase in deferred taxes	92	87
Changes in operating assets and liabilities:
Accounts receivable	(42)	(95)
Inventory	1	(62)
Prepaid expenses and other assets	11	(7)
Accounts payable	56	26
Accrued expenses and other liabilities	(3)	29

Net cash provided by operating activities	606	414

Cash Flows From Investing Activities:
Purchases of rental equipment	(770)	(680)
Purchases of non-rental equipment	(81)	(56)
Proceeds from sales of rental equipment	250	228
Proceeds from sales of non-rental equipment	14	9
Purchases of other companies	(39)	(3)
Proceeds from sales of rental locations	—	2

Net cash used in investing activities	(626)	(500)

Cash Flows From Financing Activities:
Cash proceeds from borrowings under credit facility	65	—
Cash proceeds from borrowings under accounts receivable securitization facility	200	—
Payments of financing costs	—	(34)
Payments of debt, including $400 prepayment of term loan in 2006	(423)	(32)
Company-obligated mandatorily redeemable convertible securities of a subsidiary trust repurchased and retired, including premium paid of $1	(64)	—
Proceeds from the exercise of common stock options	64	1
Proceeds received in conjunction with partial termination of interest rate caps	3	—
Other	(1)	(2)

Net cash used in financing activities	(156)	(67)
Effect of foreign exchange rates	—	1

Net decrease in cash and cash equivalents	(176)	(152)
Cash and cash equivalents at beginning of period	316	303

Cash and cash equivalents at end of period	$140	$151

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

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2005 Form 10-K. Certain reclassifications have been made to prior year financial information to conform to the current year presentation. These reclassifications include the reclassification of the amortization of deferred financing costs from Non-rental depreciation and amortization to Interest expense, net, the reclassification of certain customer rebates from Selling, general and administrative expenses to contra revenue and the reclassification of the depreciation expense for certain vehicles from Non-rental depreciation and amortization to Depreciation of rental equipment.

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

Recent Accounting Changes and New Accounting Standards

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS123”), using the modified prospective transition method, and therefore we did not restate the results of prior periods.

The effect of adopting FAS 123(R) on our net income for the three and nine months ended September 30, 2006 was not material. FAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of FAS 123(R), such excess tax benefits were presented as operating cash flows.

Refer to notes 2 and 14 in our 2005 Form 10-K for further information regarding our adoption of FAS 123(R) and our stock-based compensation arrangements, including related disclosures required upon the adoption of FAS 123(R).

Restricted stock awards are issued at the fair value of the stock on the grant date. Prior to the adoption of FAS 123(R), unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with FAS 123(R), stockholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital.

Prior to January 1, 2006, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” we did not recognize compensation expense relating to employee stock options because the exercise price was equal to or greater than the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach as required by FAS 123, our pro forma income and earnings per share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$76	$138
Plus: Stock-based compensation expense included in reported net income, net of tax	—	4
Less: Stock-based compensation expense determined using the fair value method, net of tax	(1)	(5)

Pro forma net income	$75	$137

Basic earnings per share:
As reported	$0.80	$1.45
Pro forma	$0.79	$1.45
Diluted earnings per share:
As reported	$0.71	$1.32
Pro forma	$0.70	$1.32

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FAS 109, “Accounting for Income Taxes”), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

In September 2006, the FASB issued SFAS No. 157 “ Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement provides a single definition of fair value, together with a framework for measuring it, and requires new additional disclosure about the use of fair value to measure assets and liabilities. This statement also emphasizes that fair value is a

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. While this statement does not add any new fair value measurements, it may change current practice. We are currently evaluating the potential impact of this statement.

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

Operating segment financial information for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues:
General rentals	$921	$844	$2,535	$2,268
Trench safety, pump and power	62	52	166	130
Traffic control	87	83	209	200

Total revenues	$1,070	$979	$2,910	$2,598

Total depreciation and amortization expense:
General rentals	$111	$104	$324	$300
Trench safety, pump and power	6	4	17	14
Traffic control	5	5	16	17

Total depreciation and amortization expense	$122	$113	$357	$331

Segment operating income (loss):
General rentals	$190	$156	$414	$350
Trench safety, pump and power	18	18	44	35
Traffic control	8	(1)	(4)	(14)

Segment operating income	$216	$173	$454	$371

Total capital expenditures:
General rentals	$177	$201	$800	$687
Trench safety, pump and power	11	14	40	33
Traffic control	4	6	11	16

Total capital expenditures	$192	$221	$851	$736

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

	September 30, 2006	September 30, 2005	December 31, 2005
Total assets:
General rentals	$5,171	$4,811	$4,929
Trench safety, pump and power	157	123	116
Traffic control	160	254	229

Total assets	$5,488	$5,188	$5,274

3.    Acquisitions

We completed two acquisitions during the nine months ended September 30, 2006 and none during the nine months ended September 30, 2005. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from the respective acquisition dates. In March 2006, we acquired the equipment and sales assets of Handy Rent-All Center, which had annual revenues of approximately $16. The aggregate purchase price for this acquisition was approximately $23. In June 2006, we acquired the equipment and sales assets of D. Larry Carter, Inc., which had annual revenues of approximately $10. The aggregate purchase price for this acquisition was approximately $18. Pro forma results of operations giving effect to these acquisitions would not vary materially from our historical results.

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

4.    Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $1,340 at September 30, 2006, $1,300 at September 30, 2005 and $1,328 at December 31, 2005. We review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may conduct an earlier review. The scheduled review date is October 1 of each year.

Prior to January 1, 2004, we tested for goodwill impairment on a branch-by-branch basis. Accordingly, a goodwill write-off was required even if only one or a limited number of our branches had an impairment as of the testing date and even if there was no impairment for all our branches on an aggregate basis. Commencing January 1, 2004, we began testing for goodwill impairment at a regional, rather than a branch, level. We began testing for impairment at this level because SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill impairment testing be performed at the reporting unit level. In 2004, following a reorganization of our reporting structure, our regions became our reporting units. As disclosed in our 2005 Form 10-K, this change in reporting units may impact future goodwill impairment analyses because there are substantially fewer regions (nine) than there are branches (in excess of 700). In the third quarter of 2006, there was a further reorganization of our reporting structure. As a result of this change, which has no impact on our reporting segments, we now have twelve regions rather than nine. Our regions are still our reporting units.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from three to twelve years. Amortization expense for other intangible assets was $1 for the

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

three months ended September 30, 2006 and 2005 and $3 for the nine months ended September 30, 2006 and 2005. The cost of other intangible assets and the related accumulated amortization as of September 30, 2006 was $61 and $(31) respectively.

5.    Debt and Subordinated Convertible Debentures

Debt consists of the following:

	September 30, 2006	September 30, 2005	December 31, 2005
Credit Facility	$208	$137	$137
Term Loan	331	739	737
7 3/4 percent Senior Subordinated Notes	525	525	525
7 percent Senior Subordinated Notes	375	375	375
6 1/2 percent Senior Notes	1,000	1,000	1,000
1 7/8 percent Convertible Senior Subordinated Notes	144	144	144
Accounts Receivable Securitization Facility	200	—	—
Other	15	16	12

	$2,798	$2,936	$2,930

During the third quarter of 2006, we prepaid $400 of our outstanding term loan using $200 of available cash and $200 borrowed under our accounts receivable securitization facility. Amounts repaid in respect of the term loan may not be reborrowed. Contemporaneous with this term loan prepayment, we terminated a portion of our interest rate caps that were hedging our interest rate exposures on the term loan. In conjunction with the termination of a portion of these interest rate caps which are designated as cash flow hedges, we recognized a pre-tax gain of $3.2 which is classified in Interest expense, net, in the accompanying unaudited condensed consolidated statements of operations. Additionally, in conjunction with this prepayment, we recorded a pre-tax charge of $2.6 related to the write-off of a portion of the unamortized premium associated with these caps. Finally, an additional pre-tax charge of $2.6 was recorded related to the partial write-off of deferred financing costs associated with the term loan. These charges were also recorded in Interest expense, net, in the accompanying unaudited condensed consolidated statements of operations. The Company’s accounts receivable securitization facility is fully drawn as of September 30, 2006.

Subordinated Convertible Debentures

Subordinated Convertible Debentures consist of the following:

September 30, 2006	September 30, 2005	December 31, 2005
$159	$222	$222

The subordinated convertible debentures included in our unaudited condensed consolidated balance sheets reflect the obligation to our subsidiary trust that has issued 6 1/2% Convertible Quarterly Income Preferred Securities (“QUIPS”). This subsidiary trust is not consolidated in our financial statements because we are not the primary beneficiary of the trust. During the third quarter of 2006, we announced the redemption of $63 of QUIPS. The redemption price was 101.3%. In conjunction with the redemption, we retired $63 of our subordinated convertible debentures. This redemption was funded with the proceeds of stock option exercises received during 2006. In conjunction with this transaction, during the third quarter of 2006, we recorded a pre-tax

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

charge of $3 related to the write-off of a portion of certain deferred financing costs. This charge is included in Interest expense, net, in the accompanying unaudited condensed consolidated statements of operations. Additionally, we recorded a pre-tax charge of $0.8 related to the redemption premium. This charge is included in Other (income) expense, net, in the accompanying unaudited condensed consolidated statements of operations. In October 2006, we announced the redemption, effective November 30, 2006, of an additional $12.7 of QUIPS.

6.    Legal and Regulatory Matters

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

Shareholder Class Action Lawsuits and Derivative Litigation

As previously announced, in August 2004 the Company received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. As previously announced, following the Company’s public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits initially sought to sue on behalf of a purported class comprised of purchasers of the Company’s securities from October 23, 2003 to August 30, 2004. The lawsuits initially named as the defendants the Company, its chairman, its vice chairman and chief executive officer, its former president and chief financial officer, and its former corporate controller. These initial complaints alleged, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each action asserted claims (a) against all defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of such Act. The complaints sought unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation. The parties agreed upon, and the Court subsequently approved, a schedule for the filing of a consolidated amended complaint in this action and the briefing of any motions to dismiss directed to the operative complaint in the action. On June 5, 2006, lead plaintiff filed a consolidated amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, (b) amends the purported class period to include purchasers of the Company’s securities from February 28, 2001 to August 30, 2004 and (c) names as an additional defendant the Company’s first chief financial officer. In September 2006, the Company and certain of the individual defendants moved to dismiss the consolidated amended complaint in this action. Briefing with respect to these motions is in progress. The Company intends to continue to defend against this action vigorously. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

As previously announced, in January 2005 an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., names as defendants certain of the Company’s current and/or former directors and/or officers, and names the Company as a nominal defendant. The complaint asserts, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of anticipated motions to dismiss in the purported shareholder class actions.

As previously announced, in November 2004 the Company received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of the Company’s current and/or former directors and/or officers. Following receipt of the letter, the Company’s board of directors formed a special committee to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on the Company’s behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., initially named as defendants certain of the Company’s current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted, among other things, that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint in this action also asserted a claim for unjust enrichment against the Company’s chairman and its vice chairman and chief executive officer. The initial complaint sought unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The initial complaint also sought an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim was asserted to disgorge certain compensation they received from the Company with respect to fiscal years 2001, 2002 and 2003. The parties agreed upon a schedule for the filing of an amended complaint in this action, and the briefing of any motions to dismiss directed to the operative complaint in this action. On June 5, 2006, plaintiff filed an amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, and (b) names as an additional defendant the Company’s former president and chief financial officer and asserts the same claims against him as it previously asserted and continues to assert against the Company’s chairman and its vice chairman and chief executive officer. In

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

September 2006, the Company and certain of the individual defendants moved to dismiss the amended complaint in this action. Briefing with respect to these motions is in progress.

As previously announced, in August 2005 another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on the Company’s behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., names as defendants certain of the Company’s current and/or former directors and/or officers, and names the Company as a nominal defendant. The initial complaint in this action asserted claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted the Company to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint also asserted (a) a claim that a former director breached fiduciary obligations by selling shares of the Company’s common stock while in possession of material, non-public information, and (b) a claim against the Company’s chairman, its vice chairman and chief executive officer, and its former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act. The initial complaint sought unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The initial complaint also sought an order declaring that the defendants against whom the section 304 claim was directed are liable under the Sarbanes-Oxley Act and directing them to reimburse the Company for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004. The parties agreed upon, and the Court approved, a schedule for the filing of an amended complaint in this action, and the briefing of any motions to dismiss directed to the operative complaint in this action. On June 5, 2006, plaintiff filed an amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, and (b) names as additional defendants certain other of the Company’s current and/or former directors and/or officers. The amended complaint also asserts an additional claim against certain of the Company’s current and/or former directors for violation of Section 14(a) of the Exchange Act. In September 2006, the Company and certain of the individual defendants moved to dismiss the amended complaint in this action. Briefing with respect to these motions is in progress.

We are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations, tax examinations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$95	$76	$171	$138
Plus:
Convertible debt interest	—	1	1	1
Subordinated convertible debentures interest	2	2	6	7

Income available to common stockholders	$97	$79	$178	$146

Denominator:
Weighted-average common shares	80,598,276	78,010,517	79,123,520	77,960,242
Series C preferred	12,000,000	12,000,000	12,000,000	12,000,000
Series D preferred	5,000,000	5,000,000	5,000,000	5,000,000

Denominator for basic earnings per share—weighted-average	97,598,276	95,010,517	96,123,520	94,960,242
Effect of dilutive securities:
Employee stock options and warrants	4,709,591	3,974,510	6,257,446	4,128,840
Convertible shares	6,460,671	5,702,334	6,460,671	5,634,055
Subordinated convertible debentures	5,077,926	5,077,926	5,077,926	5,077,926
Restricted stock units and phantom shares	135,232	150,334	158,560	175,617

Denominator for diluted earnings per share—adjusted weighted-average shares	113,981,696	109,915,621	114,078,123	109,976,680

Earnings per share—basic:
Income available to common stockholders	$0.97	$0.80	$1.77	$1.45

Earnings per share—diluted:
Income available to common stockholders	$0.85	$0.71	$1.56	$1.32

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

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$20	$69	$51	$—	$140
Accounts receivable, net	—	17	49	549	—	615
Intercompany receivable (payable)	—	396	5	(401)	—	—
Inventory	—	69	85	20	—	174
Prepaid expenses and other assets	8	59	55	1	—	123
Rental equipment, net	—	1,477	958	253	—	2,688
Property and equipment, net	40	85	224	29	—	378
Investment in subsidiaries	1,612	2,325	—	—	(3,937)	—
Goodwill and other intangible assets, net	—	167	1,063	140	—	1,370

	$1,660	$4,615	$2,508	$642	$(3,937)	$5,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$68	$166	$33	$—	$267
Accrued expenses and other liabilities	—	240	257	12	(86)	423
Debt	—	2,448	7	343	—	2,798
Subordinated convertible debentures	159	—	—	—	—	159
Deferred taxes	—	333	(32)	39	—	340

Total liabilities	159	3,089	398	427	(86)	3,987

Total stockholders’ equity	1,501	1,526	2,110	215	(3,851)	1,501

Total liabilities and stockholders’ equity	$1,660	$4,615	$2,508	$642	$(3,937)	$5,488

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$—	$142	$9	$—	$151
Accounts receivable, net	—	38	62	484	—	584
Intercompany receivable (payable)	—	577	(32)	(545)	—	—
Inventory	—	76	90	14	—	180
Prepaid expenses and other assets	11	72	73	2	—	158
Rental equipment, net	—	1,343	863	237	—	2,443
Property and equipment, net	33	83	201	21	—	338
Investment in subsidiaries	1,359	2,151	—	—	(3,510)	—
Goodwill and other intangible assets, net	—	165	1,021	148	—	1,334

	$1,403	$4,505	$2,420	$370	$(3,510)	$5,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$43	$180	$20	$—	$243
Accrued expenses and other liabilities	—	136	279	8	(56)	367
Debt	—	2,799	—	137	—	2,936
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	224	(15)	30	—	239

Total liabilities	222	3,202	444	195	(56)	4,007

Total stockholders’ equity	1,181	1,303	1,976	175	(3,454)	1,181

Total liabilities and stockholders’ equity	$1,403	$4,505	$2,420	$370	$(3,510)	$5,188

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$200	$105	$11	$—	$316
Accounts receivable, net	—	11	47	514	—	572
Intercompany receivable (payable)	—	471	69	(540)	—	—
Inventory	—	73	83	18	—	174
Prepaid expenses and other assets	11	69	73	1	—	154
Rental equipment, net	—	1,303	828	220	—	2,351
Property and equipment, net	38	88	201	19	—	346
Investment in subsidiaries	1,402	2,186	—	—	(3,588)	—
Goodwill and other intangible assets, net	—	163	1,052	146	—	1,361

	$1,451	$4,564	$2,458	$389	$(3,588)	$5,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$—	$45	$144	$22	$—	$211
Accrued expenses and other liabilities	—	150	318	10	(58)	420
Debt	—	2,793	—	137	—	2,930
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	232	(7)	37	—	262

Total liabilities	222	3,220	455	206	(58)	4,045

Total stockholders’ equity	1,229	1,344	2,003	183	(3,530)	1,229

Total liabilities and stockholders’ equity	$1,451	$4,564	$2,458	$389	$(3,588)	$5,274

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2006
	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	$—	$335	$369	$69	$—	$773
Sales of rental equipment	—	41	36	10	—	87
New equipment sales	—	28	24	8	—	60
Contractor supplies sales	—	40	57	12	—	109
Service and other revenues	—	22	15	4	—	41

Total revenues	—	466	501	103	—	1,070

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	145	177	32	—	354
Depreciation of rental equipment	—	54	46	12	—	112
Cost of rental equipment sales	—	30	24	6	—	60
Cost of new equipment sales	—	22	20	7	—	49
Cost of contractor supplies sales	—	32	45	9	—	86
Cost of service and other revenue	—	10	7	2	—	19

Total cost of revenues	—	293	319	68	—	680

Gross profit	—	173	182	35	—	390
Selling, general and administrative expenses	—	62	84	18	—	164
Non-rental depreciation and amortization	2	6	3	(1)	—	10

Operating income (loss)	(2)	105	95	18	—	216
Interest expense, net	3	56	(3)	2	—	58
Interest expense—subordinated convertible debentures	4	—	—	—	—	4
Other (income) expense, net	1	4	3	(8)	—	—

Income (loss) before provision (benefit) for income taxes	(10)	45	95	24	—	154
Provision (benefit) for income taxes	(4)	17	37	9	—	59

Income (loss) before equity in net earnings of subsidiaries	(6)	28	58	15	—	95
Equity in net earnings of subsidiaries	101	73	—	—	(174)	—

Net income (loss)	$95	$101	$58	$15	$(174)	$95

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2005
	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	$—	$322	$353	$62	$—	$737
Sales of rental equipment	—	27	27	7	—	61
New equipment sales	—	28	21	6	—	55
Contractor supplies sales	—	33	47	9	—	89
Service and other revenues	—	20	13	4	—	37

Total revenues	—	430	461	88	—	979

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	140	186	28	—	354
Depreciation of rental equipment	—	51	41	11	—	103
Cost of rental equipment sales	—	19	20	4	—	43
Cost of new equipment sales	—	23	17	5	—	45
Cost of contractor supplies sales	—	32	30	7	—	69
Cost of service and other revenue	—	11	7	2	—	20

Total cost of revenues	—	276	301	57	—	634

Gross profit	—	154	160	31	—	345
Selling, general and administrative expenses	—	59	86	17	—	162
Non-rental depreciation and amortization	1	4	5	—	—	10

Operating income (loss)	(1)	91	69	14	—	173
Interest expense, net	—	43	2	3	—	48
Interest expense—subordinated convertible debentures	4	—	—	—	—	4
Other (income) expense, net	—	2	—	(7)	—	(5)

Income (loss) before provision (benefit) for income taxes	(5)	46	67	18	—	126
Provision (benefit) for income taxes	(2)	19	26	7	—	50

Income (loss) before equity in net earnings of subsidiaries	(3)	27	41	11	—	76
Equity in net earnings of subsidiaries	79	52	—	—	(131)	—

Net income (loss)	$76	$79	$41	$11	$(131)	$76

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2006
	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	$—	$920	$962	$179	$—	$2,061
Sales of rental equipment	—	123	101	26	—	250
New equipment sales	—	82	68	24	—	174
Contractor supplies sales	—	116	157	33	—	306
Service and other revenues	—	65	41	13	—	119

Total revenues	—	1,306	1,329	275	—	2,910

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	417	491	92	—	1,000
Depreciation of rental equipment	—	154	132	33	—	319
Cost of rental equipment sales	—	89	67	17	—	173
Cost of new equipment sales	—	66	57	20	—	143
Cost of contractor supplies sales	—	99	120	27	—	246
Cost of service and other revenue	—	31	19	7	—	57

Total cost of revenues	—	856	886	196	—	1,938

Gross profit	—	450	443	79	—	972
Selling, general and administrative expenses	—	185	242	53	—	480
Non-rental depreciation and amortization	7	16	12	3	—	38

Operating income (loss)	(7)	249	189	23	—	454
Interest expense, net	3	150	—	7	—	160
Interest expense—subordinated convertible debentures	11	—	—	—	—	11
Other (income) expense, net	1	11	10	(22)	—	—

Income (loss) before provision (benefit) for income taxes	(22)	88	179	38	—	283
Provision (benefit) for income taxes	(9)	35	71	15	—	112

Income (loss) before equity in net earnings of subsidiaries	(13)	53	108	23	—	171
Equity in net earnings of subsidiaries	184	131	—	—	(315)	—

Net income (loss)	$171	$184	$108	$23	$(315)	$171

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2005
	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals	$—	$844	$879	$154	$—	$1,877
Sales of rental equipment	—	106	95	27	—	228
New equipment sales	—	77	57	17	—	151
Contractor supplies sales	—	89	124	25	—	238
Service and other revenues	—	58	35	11	—	104

Total revenues	—	1,174	1,190	234	—	2,598

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	384	495	76	—	955
Depreciation of rental equipment	—	147	124	32	—	303
Cost of rental equipment sales	—	77	69	19	—	165
Cost of new equipment sales	—	62	48	14	—	124
Cost of contractor supplies sales	—	75	87	19	—	181
Cost of service and other revenue	—	28	18	6	—	52

Total cost of revenues	—	773	841	166	—	1,780

Gross profit	—	401	349	68	—	818
Selling, general and administrative expenses	—	170	202	47	—	419
Non-rental depreciation and amortization	4	10	12	2	—	28

Operating income (loss)	(4)	221	135	19	—	371
Interest expense, net	—	125	2	7	—	134
Interest expense—subordinated convertible debentures	12	—	—	—	—	12
Other (income) expense, net	—	9	7	(18)	—	(2)

Income (loss) before provision (benefit) for income taxes	(16)	87	126	30	—	227
Provision (benefit) for income taxes	(6)	34	50	11	—	89

Income (loss) before equity in net earnings of subsidiaries	(10)	53	76	19	—	138
Equity in net earnings of subsidiaries	148	95	—	—	(243)	—

Net income (loss)	$138	$148	$76	$19	$(243)	$138

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(1)	$496	$210	$(99)	$—	$606
Net cash used in investing activities	(74)	(309)	(246)	(61)	64	(626)
Net cash provided by (used in) financing activities	75	(367)	—	200	(64)	(156)

Increase (decrease) in cash and cash equivalents	—	(180)	(36)	40	—	(176)
Cash and cash equivalents at beginning of period	—	200	105	11	—	316

Cash and cash equivalents at end of period	$—	$20	$69	$51	$—	$140

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$—	$71	$316	$27	$—	$414
Net cash used in investing activities	(9)	(245)	(207)	(41)	2	(500)
Net cash provided by (used in) financing activities	9	(73)	(1)	—	(2)	(67)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	—	(247)	108	(13)	—	(152)
Cash and cash equivalents at beginning of period	—	247	34	22	—	303

Cash and cash equivalents at end of period	$—	$—	$142	$9	$—	$151

9.    Subsequent Event

In October 2006, we amended our existing accounts receivable securitization facility. The amended facility provides for generally lower borrowing costs and the facility size has been increased from $200 to $300. Additionally, the maturity date has been extended from May 2009 to October 2011. Borrowings under the amended facility will continue to be reflected as debt on our consolidated balance sheets.

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

As discussed in note 6 to our unaudited condensed consolidated financial statements, in addition to the SEC inquiry referenced above, we are also subject to certain ongoing class action and derivative suits. Although we have not accrued any amounts related to the ultimate disposition of these matters to date, any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

As discussed in note 1 to our unaudited condensed consolidated financial statements, certain reclassifications have been made to 2005 financial information to conform to the 2006 presentation. These reclassifications had no impact on Income before provision for income taxes, Net income, Earnings per share or cash flows.

Financial Overview

Net income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005
Net income	$95	$76

	Nine Months Ended
	September 30, 2006	September 30, 2005
Net income	$171	$138

Net income for the three and nine months ended September 30, 2006 includes refinancing charges of $3.6 ($5.8 pre-tax). The refinancing charges, which are discussed further in note 5 to our unaudited condensed consolidated financial statements, relate to the $400 prepayment of our term loan and the retirement of $63 of subordinated convertible debentures. The refinancing charges of $5.8 pre-tax include a net charge of $5 pre-tax recorded in Interest expense, net, as well as a $0.8 charge recorded in Other (income) expense, net. The net charge of $5 pre-tax includes $8.2 of non-cash charges related to the write-offs of unamortized deferred financing costs and a portion of the unamortized premium on our interest rate caps, partially offset by a $3.2 gain recognized in conjunction with the partial termination of these interest rate caps. The $0.8 charge relates to the premium paid in conjunction with the retirement of $63 of subordinated convertible debentures.

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

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended September 30, 2006
Equipment rentals	$645	$48	$80	$773
Sales of rental equipment	83	4	—	87
New equipment sales	54	6	—	60
Contractor supplies sales	98	4	7	109
Service and other revenues	41	—	—	41

Total revenues	$921	$62	$87	$1,070

Three months ended September 30, 2005
Equipment rentals	$620	$42	$75	$737
Sales of rental equipment	57	3	1	61
New equipment sales	51	3	1	55
Contractor supplies sales	80	3	6	89
Service and other revenues	36	1	—	37

Total revenues	$844	$52	$83	$979

Nine months ended September 30, 2006
Equipment rentals	$1,745	$129	$187	$2,061
Sales of rental equipment	238	10	2	250
New equipment sales	159	13	2	174
Contractor supplies sales	276	12	18	306
Service and other revenues	117	2	—	119

Total revenues	$2,535	$166	$209	$2,910

Nine months ended September 30, 2005
Equipment rentals	$1,599	$100	$178	$1,877
Sales of rental equipment	215	9	4	228
New equipment sales	139	10	2	151
Contractor supplies sales	213	9	16	238
Service and other revenues	102	2	—	104

Total revenues	$2,268	$130	$200	$2,598

Equipment rentals.

Three months ended September 30, 2006 and 2005. 2006 equipment rentals of $773 increased $36, or 5 percent, reflecting a 5.1 percent increase in rental rates and a 3.5 percent increase in same-store rental revenues, partially offset by a 0.2 percentage point decline in our dollar equipment utilization rate from 72.4 percent for the three months ended September 30, 2005 to 72.2 percent for the three months ended September 30, 2006. The decrease in our dollar equipment utilization rate reflects a change in the mix of our equipment on rent. On a segment basis, equipment rentals represented approximately 70 percent, 77 percent and 92 percent of total revenues for general rentals, trench safety, pump and power and traffic control, respectively. General rentals equipment rentals increased $25, or 4 percent, reflecting increased rental rates and a 3.3 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $6, or 14 percent, reflecting rental revenue growth from new branches (“cold starts”) as well as acquisitions. Traffic control equipment rentals increased $5, or 7 percent.

Nine months ended September 30, 2006 and 2005. 2006 equipment rentals of $2,061 increased $184, or 10 percent, reflecting a 5.6 percent increase in rental rates and an 8.4 percent increase in same-store rental revenues. The increase also reflects an increase in our dollar equipment utilization rate from 63.5 percent for the nine months ended September 30, 2005 to 66.1 percent for the nine months ended September 30, 2006. On a segment basis, equipment rentals represented approximately 69 percent, 78 percent and 89 percent of total revenues for general rentals, trench safety, pump and power, and traffic control, respectively, for the nine months ended September 30, 2006. General rentals equipment rentals increased $146, or 9 percent, reflecting increased rental rates and an 8.3 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $29, or 29 percent. Traffic control equipment rentals increased $9, or 5 percent.

Sales of rental equipment. “Sales of rental equipment” represents revenues associated with selling used equipment. For the three and nine months ended September 30, 2006, sales of rental equipment represented approximately 8 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power and traffic control were insignificant for all periods. The increase in sales of rental equipment for the three and nine months ended September 30, 2006 primarily relates to improved pricing and the mix of equipment sold.

New equipment sales. For the three and nine months ended September 2006 and 2005, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for between 90 and 93 percent of these sales. Sales of new equipment for trench safety, pump and power and traffic control were insignificant for all periods. The increase in sales of new equipment for the three and nine months ended September 30, 2006 primarily relates to the mix of equipment sold.

Contractor supplies sales. “Contractor supplies sales” represents our revenues associated with selling a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and nine months ended September 30, 2006 and 2005, general rentals accounted for approximately 90 percent of total contractor supplies sales. The increase in contractor supplies sales for the three and nine months ended September 30, 2006 primarily relates to an increase in the volume of supplies sold.

Service and other revenues. “Service and other revenues” represents our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. The increase in service and other revenue for the three and nine months ended September 30, 2006 primarily relates to increased service and parts sales.

Segment Operating Profit.

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Traffic control	Total
Three months ended September 30, 2006
Operating Profit	$190	$18	$8	$216
Operating Margin	21%	29%	9%	20%
Three months ended September 30, 2005
Operating Profit (Loss)	$156	$18	$(1)	$173
Operating Margin	18%	35%	-1%	18%
Nine months ended September 30, 2006
Operating Profit (Loss)	$414	$44	$(4)	$454
Operating Margin	16%	27%	-2%	16%
Nine months ended September 30, 2005
Operating Profit (Loss)	$350	$35	$(14)	$371
Operating Margin	15%	27%	-7%	14%

General rentals. For the three months ended September 30, 2006, operating margin increased by 3 percentage points as compared to the same period in 2005 primarily reflecting higher rental rates on a larger fleet.

For the nine months ended September 30, 2006, operating margin increased by 1 percentage point as compared to the same period in 2005 as the benefits of higher rental rates were partially offset by increased costs for labor and benefits associated with normal inflationary increases and increased professional costs related to regulatory issues and related matters.

Trench safety, pump and power. For the three months ended September 30, 2006, operating profit remained flat as compared to the same period in 2005. Our operating margin declined by 6 percent as the impact of increased costs associated with the opening of new stores (“cold starts”) and revenue mix offset a 19 percent increase in revenues.

For the nine months ended September 30, 2006, operating profit increased by $9 as compared to the same period in 2005. Operating profit growth reflects an approximate 28 percent increase in revenue.

Traffic control. Traffic control operating profit improved by $9 for the three months ended September 30, 2006 as compared to the same period in 2005 reflecting the benefit of an approximate 5 percent increase in revenues as well as cost containment initiatives.

For the nine months ended September 30, 2006, the operating loss decreased by $10 as compared to the same period in 2005 reflecting the benefit of an approximate 5 percent increase in revenues as well as cost containment initiatives.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005
Total gross margin	36.4%	35.2%
Equipment rentals	39.7%	38.0%
Sales of rental equipment	31.0%	29.5%
New equipment sales	18.3%	18.2%
Contractor supplies sales	21.1%	22.5%
Service and other revenues	53.7%	45.9%

	Nine Months Ended
	September 30, 2006	September 30, 2005
Total gross margin	33.4%	31.5%
Equipment rentals	36.0%	33.0%
Sales of rental equipment	30.8%	27.6%
New equipment sales	17.8%	17.9%
Contractor supplies sales	19.6%	23.9%
Service and other revenues	52.1%	50.0%

For the three months ended September 30, 2006, total gross margin improved 1.2 percentage points as compared to the same period in 2005. Equipment rentals gross margin improved 1.7 percentage points primarily due to a year-over-year increase in rental rates of 5.1 percent. During the second quarter of 2006, we determined that we had been depreciating certain vehicles on capital lease over a period which exceeded the related contractual lease terms. As a result, our Depreciation of rental equipment for the nine months ended September 30, 2006 includes a pre- and after-tax charge of $1 to correct depreciation expense recorded since the fourth quarter of 2002. Depreciation of rental equipment is a component of Equipment rentals gross margin. This correction does not affect historical or future cash flows and its effect on our current and prior years’ Net income, cash flows from operations, and Stockholders’ equity is not material. The reduction in the gross margin on contractor supplies sales of 1.4 percentage points resulted primarily from increased costs related to our distribution centers that opened during 2005. The fluctuations in gross margin on sales of rental equipment reflect improved pricing and a change in the mix of equipment sold.

For the nine months ended September 30, 2006, total gross margin improved by 1.9 percentage points as compared to the same period in 2005. Equipment rentals gross margin improved 3.0 percentage points primarily due to a year-over-year increase in rental rates of 5.6 percent and strong revenue growth in trench safety, pump and power. The reduction in the gross margin on contractor supplies sales of 4.3 percentage points resulted primarily from increased costs related to our distribution centers that opened during 2005 as well as increased provisions for excess and slow moving inventory. The increase in gross margin on the sales of rental equipment resulted from improved pricing and a change in the mix of equipment sold.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005
Total SG&A expenses	$164	$162
SG&A as a percentage of revenue	15.3%	16.5%

	Nine Months Ended
	September 30, 2006	September 30, 2005
Total SG&A expenses	$480	$419
SG&A as a percentage of revenue	16.5%	16.1%

SG&A expense primarily includes sales force compensation, bad debt expense, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead.

For the three months ended September 30, 2006, SG&A expense was essentially flat and, as a percentage of revenue, decreased by 1.2 percent points. This year-over-year performance reflects normal inflationary increases and higher selling and administrative costs related to growth in the business, offset by a year-over-year reduction of $6 in the level of professional fees associated with regulatory issues and related matters as well as a year-over-year reduction of $5 in our bad debt provisions.

For the nine months ended September 30, 2006, SG&A expense increased $61. In addition to normal inflationary increases as well as higher selling and administrative costs related to growth in the business, the year-over-year growth in SG&A expense reflects increased professional costs related to regulatory issues and related matters of $5 as well as professional fees for business improvement initiatives.

Non-rental depreciation and amortization for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005
Non-rental depreciation and amortization	$10	$10
Non-rental depreciation and amortization as a percent of revenue	1%	1%

	Nine Months Ended
	September 30, 2006	September 30, 2005
Non-rental depreciation and amortization	$38	$28
Non-rental depreciation and amortization as a percent of revenue	1%	1%

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of other intangible assets. Our other intangible assets primarily consist of customer relationships and non-compete agreements. During the second quarter of 2006, we determined that we had been depreciating certain vehicles on capital lease over a period which exceeded the related contractual lease terms. As a result, our Non-rental depreciation and amortization expense for the nine months ended September 30, 2006 includes a pre-tax charge of $4 ($2 net of tax) to correct depreciation expense recorded since the fourth quarter of 2002. This correction does not affect historical or future cash flows and its effect on our current and prior years’ Net income, cash flows from operations, and Stockholders’ equity is not material.

Interest expense, net for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005
Interest expense, net	$58	$48

	Nine Months Ended
	September 30, 2006	September 30, 2005
Interest expense, net	$160	$134

Interest expense, net, for the three and nine months ended September 30, 2006 increased $10 and $26, respectively. As discussed more fully in note 5 to our unaudited condensed consolidated financial statements, during the third quarter of 2006 we prepaid $400 of our outstanding term loan and retired $63 of our subordinated convertible debentures. These transactions will reduce our interest expense going forward as well as provide us with greater financial flexibility. As a result of these transactions, Interest expense, net, for the three and nine months ended September 30, 2006 includes charges of $5.6 related to the partial write-off of deferred financing costs and a charge of $2.6 related to a partial write-off of the unamortized premium associated with the interest rate caps on our term loan. These interest rate caps have been designated as cash flow hedges. Additionally, Interest expense, net, for the three and nine months ended September 30, 2006 includes a gain of $3.2 related to the partial termination of the interest rate caps hedging our term loan exposures. The balance of the increase for the three and nine months ended September 30, 2006 relates to the increase in interest costs applicable to our floating rate debt. As of September 30, 2006, approximately 53 percent of our debt was floating rate debt.

Income taxes. The following table summarizes our consolidated provision for income taxes and the related effective tax rate for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30, 2006	September 30, 2005
Pre-tax income	$154	$126
Provision for income taxes	$59	$50
Effective tax rate	38.3%	39.7%

	Nine Months Ended
	September 30, 2006	September 30, 2005
Pre-tax income	$283	$227
Provision for income taxes	$112	$89
Effective tax rate	39.6%	39.2%

The difference between the consolidated effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relates to state taxes as well as certain non-deductible charges. Additionally, the provision for income taxes for the nine months ended September 30, 2006 includes a net charge of $3 primarily related to an identified tax contingency item.

Our effective tax rate is based on recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other nonrecurring events (such as audit settlements) that may not be predictable. We anticipate that our full year tax rate will approximate 39.5%.

Liquidity and Capital Resources

Liquidity. We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the legal requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate

Our principal existing sources of liquidity are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and accounts receivables securitization facility.

As of September 30, 2006, we had (i) $414 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior secured credit facility, (ii) no borrowing capacity available under our accounts receivables securitization facility and (iii) cash and cash equivalents of $140. As discussed in note 9 to our unaudited condensed consolidated financial statements, in October 2006 we amended our existing accounts receivable securitization facility to, among other things, increase the facility size from $200 to $300. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

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

Sources and Uses of Cash. During the nine months ended September 30, 2006, we (i) generated cash from operations of $606, (ii) generated cash from the sale of rental equipment of $250, (iii) borrowed $200 under our accounts receivable securitization facility, (iv) borrowed $65 under our revolver and (v) received $64 of proceeds from the exercise of stock options. We used cash during this period principally to (i) prepay $400 of term loan debt and retire $63 of our subordinated convertible debentures (ii) purchase rental equipment of $770 (including the buy-out of equipment under operating leases of $46), (iii) purchase non-rental equipment of $81 and (iv) purchase other companies, net of cash acquired, of $39.

During the nine months ended September 30, 2005, we (i) generated cash from operations of $414 and (ii) generated cash from the sale of rental equipment of $228. We used cash during this period principally to (i) purchase rental equipment of $680 (including the buy-out of equipment under operating leases of $9), (ii) purchase non-rental equipment of $56 and debt repayments and pay financing costs of $66.

Our corporate family credit ratings as of October 20, 2006 were as follows:

	Corporate Rating	Outlook (1)(2)(3)
Moody’s	B1	Stable
S&P	BB-	Positive
Fitch	BB-	Stable

(1)	On September 7, 2006, Moody’s changed its outlook to Stable from Developing.
(2)	On August 25, 2006, S&P changed its outlook to Positive from Developing.
(3)	On June 6, 2006, Fitch changed its outlook to Stable from Negative.

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment until our ratings reflect an investment grade rating.

Relationship Between Holdings and URNA

Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, URNA, and subsidiaries of URNA. Holdings provide certain services to URNA in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services, and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URNA and its subsidiaries.

Forward-Looking Statements

Certain statements in this Item 2 or contained elsewhere in this Report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements can generally be identified by words such as “believes,” “expects,” “plans,” “intends,” “projects,” “forecasts,” “may,” “will,” “should,” “on track,” “affirms” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. Our businesses and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) weaker or unfavorable economic and industry conditions can reduce demand and prices for our products and services, (2) non-residential construction spending, or governmental funding for highway, infrastructure and other construction projects, may not reach expected levels, (3) we may not have access to capital that our businesses or growth plans may require, (4) any companies we acquire could have undiscovered liabilities, may stretch our management capabilities or may be difficult to integrate, (5) rates we can charge may increase less than anticipated, or costs we incur may increase more than anticipated, (6) we have significant leverage, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions, (7) we have not yet successfully remediated a previously identified material weakness in our internal controls relating to our financial close process, (8) we are subject to an ongoing inquiry by the SEC, and there can be no assurance that its outcome will not require additional changes in our accounting policies and practices, restatements of financial statements, revisions of results or guidance, or otherwise have adverse consequences for us and (9) we may incur additional significant expenses in connection with the SEC inquiry, our related internal reviews, the class action lawsuits and derivative actions that were filed in light of the SEC inquiry, the U.S. Attorney’s office request for information, or other litigation, regulatory or investigatory matters, related to the SEC inquiry or otherwise. For a fuller description of these and other possible uncertainties, please refer to our 2005 Form 10-K, as well as to our subsequent filings with the SEC.

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

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of September 30, 2006, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an aggregate notional amount of $329. The effect of the swap agreements was, at September 30, 2006, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent notes through 2012, (ii) $375 of our 7 percent notes, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013. The caps are designated as cash flow hedges and limit the interest rate on our term loan. During the third quarter of 2006, in connection with the prepayment of $400 of term loan borrowings, the Company terminated a portion of these interest rate caps.

As of September 30, 2006, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.6 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $208 of borrowings under our revolving credit facility, $1.2 billion in swaps, $2 of term loans not subject to an interest rate cap and $200 of borrowings under the accounts receivable securitization facility. The weighted-average effective interest rates applicable to our variable rate debt on September 30, 2006 were (i) 6.4% percent for the revolving credit facility, (ii) 7.3 percent for the term loan, (iii) 8.0 percent for the debt subject to our swap agreements and (iv) 5.3 percent for our accounts receivable securitization facility. As of September 30, 2006, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $9 for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2005 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of September 30, 2006.

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

As of September 30, 2006, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act. Based on the continued existence of the material weakness in internal control over financial reporting described below, our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As previously described in greater detail in Item 9A of our 2005 Form 10-K, we determined that internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting as of December 31, 2005. This material weakness in internal control over financial reporting had not been effectively remediated, and therefore continued to exist, as of September 30, 2006.

During 2006, we have been implementing enhancements to the financial close process to remediate the material weakness in internal control over financial reporting, including the following:

•	Formalizing the account reconciliation and analysis processes to ensure accounts are properly analyzed and reconciled monthly;

•	Performing additional review and documentation of the assumptions and processes used in determining the reserve balances for judgmental accounts, including converting underlying system queries to production reports where practical;

•	Adopting measures to verify that journal entries have been properly prepared with supporting documentation and approved by appropriate management;

•	Documenting policies and procedures governing the financial statement close process; and

•	Appointing an experienced Corporate Controller and recruiting other additional staff for the corporate finance and accounting functions.

In addition to these remediation measures, in the first quarter of 2006 we initiated a long-term enterprise-wide finance transformation project to assess and improve various other aspects of our financial operations and systems. Substantial improvements to our financial operations are expected to be achieved from this project over a twelve- to eighteen-month period.

Until the financial close process remediation measures discussed above are completed, the material weakness in the financial statement close process will continue to exist. Management presently anticipates, but cannot guarantee, that the changes necessary to remediate this material weakness will be in place by year-end 2006. Until such time that the remediation is effectively completed, we will rely on additional analyses and other detailed procedures to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment.

Changes in Internal Control over Financial Reporting

As previously reported in our Current Report on Form 8-K filed on September 1, 2006, during the third quarter of 2006, we announced the appointment of a member of financial management as Senior Vice President and Controller and the appointment of another member of financial management as Vice President and Assistant Corporate Controller and Principal Accounting Officer. Except for these appointments and the ongoing progress related to the other remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 6 of our unaudited condensed consolidated financial statements in this Report is incorporated by reference in answer to this Item.

Item 1A.	Risk Factors

There have been no material changes with respect to this Item from the disclosure included in our 2005 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the third quarter of 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2006 to July 31, 2006	9,052	$27.70
August 1, 2006 to August 31, 2006	5,442	$21.08
September 1, 2006 to September 30, 2006	16,252	$22.83

Total	30,746

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock, except for 8,429 of the shares reflected in September, which were acquired pursuant to an employee’s put right in a severance agreement. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number		Description of Exhibit
3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

10	(a)	Employment Agreement dated August 30, 2006, between United Rentals, Inc. and Todd Helvie (incorporated by reference to Exhibit 10.1 of United Rentals, Inc. Report on Form 8-K filed September 1, 2006)

10	(b)	Employment Agreement dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of United Rentals, Inc. Report on Form 8-K filed September 1, 2006)

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	October 31, 2006	By:	/s/ JOHN J. FAHEY

John J. Fahey Vice President-Assistant Corporate Controller and Principal Accounting Officer

/s/ TODD G. HELVIE

Senior Vice President and Controller

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 31, 2006	By:	/s/ JOHN J. FAHEY

John J. Fahey Vice President-Assistant Corporate Controller and Principal Accounting Officer

/s/ TODD G. HELVIE

Senior Vice President and Controller