Form 10-K
period 2006-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2007-02-27
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No

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

As of June 30, 2006, there were 80,620,652 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates at June 30, 2006 was approximately $2.1 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $31.98.

As of February 16, 2007, there were 81,244,003 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

PART I

United Rentals, Inc. is principally a holding company. We primarily conduct our operations through our wholly owned subsidiary United Rentals (North America), Inc. and its subsidiaries. As used in this report, the term “Holdings” refers to United Rentals, Inc., the term “URNA” refers to United Rentals (North America), Inc., and the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, in each case unless otherwise indicated.

Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2007.

Item 1.	Business

General

United Rentals is the largest equipment rental company in the world. Holdings was incorporated in Delaware in 1997. As of January 1, 2007, excluding our traffic control operations, our network consisted of 696 rental locations in the United States, Canada and Mexico. We offer for rent over 20,000 classes of rental equipment, including heavy machines and hand tools, to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2006, we generated revenues of $3.6 billion from our continuing operations.

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc. (“HTS”), an entity newly-formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. In connection with this transaction, we recorded an after-tax loss on sale in 2006 of $24 million. Traffic control was previously presented as a separate reporting segment. The transaction closed in February 2007 and we received net proceeds of $68 million. Unless otherwise indicated, all information in this Item 1 excludes data in respect of our traffic control operations.

As of December 31, 2006, our fleet of rental equipment included over 254,000 units having an original purchase price (based on initial consideration paid) of $3.9 billion, as compared to $3.8 billion at December 31, 2005. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	General tools and light equipment, such as pressure washers, water pumps, heaters and hand tools; and

•	Trench safety equipment for underground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment.

In addition to renting equipment, we sell new and used rental equipment as well as related contractor supplies, parts and service.

The Company has grown through a combination of acquisitions and, more recently, organic growth. We seek to capitalize on opportunities in and around our existing operating regions to improve penetration in areas where market conditions, such as the level of expected construction activity, are favorable. Our strategy for generating growth and improving profitability is to expand our branch network, consolidate and integrate operations to improve operating efficiencies, provide high levels of customer service, market to new customers, capitalize on revenue opportunities and improve cost controls. In addition, we may selectively consider acquisition or sale opportunities.

Securities and Exchange Commission Inquiry and Special Committee Review

As previously disclosed, in August 2004, the Company received a letter from the Securities and Exchange Commission ( the “SEC” ) in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of the Company’s documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC stated that the inquiry did not mean that the SEC had concluded that the Company or anyone else had broken the law or that the SEC had a negative opinion of any person, entity or security. The inquiry appeared to relate to a broad range of the Company’s accounting practices and was not confined to a specific period.

The Company has since received additional document subpoenas from the SEC. In March 2005, the Company’s board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued financial statements for 2003 and 2002, are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).

The Company has provided documents in response to the SEC subpoenas to the SEC or to the Special Committee, which has, in turn, provided documents to the SEC. The Company is cooperating fully with the SEC in complying with the subpoenas. The Company is also responding to the SEC’s informal requests for information. The U.S. Attorney’s office has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. The Company is cooperating fully with this office.

Industry Overview

Based on industry sources, we estimate that the U.S. equipment rental industry had total revenues of approximately $33 billion in 2006. This represents a compound annual growth rate of over 10 percent since 1990.

In 2002 and 2003, industry rental revenues decreased by over $1.0 billion from the level reached in 2001. This decrease reflected significant weakness in private non-residential construction activity, which declined by 13.2 percent in 2002 and by an additional 5.1 percent in 2003 according to U.S. Department of Commerce data. (Department of Commerce data has not been adjusted for inflation.) According to this data, private non-residential construction activity increased 4.2 percent in 2004 compared with 2003, increased 5.0 percent in 2005 compared to 2004 and increased 16.2 percent in 2006 compared with 2005. Our industry is particularly sensitive to changes in non-residential construction activity because, to date, this has been our principal end market for rental equipment.

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

While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other operations requiring the periodic use of equipment. We believe that over the long-term, increasing rentals by governmental entities and the industrial sector could become a more significant factor in driving our industry’s growth.

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

Operating Efficiencies. We benefit from the following operating efficiencies:

•

Equipment Sharing Among Branches. We generally group our branches into districts of 6 to 12 locations that are in the same geographic area. Each branch within a district can access all available equipment in the district. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Districts report into a region structure where management teams identify additional opportunities for equipment sharing and fleet transfers.

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

Information Technology Systems. We have information technology systems which support our operations. This information technology infrastructure facilitates our ability to make rapid and informed decisions, respond quickly to changing market conditions and share rental equipment among branches. We have an in-house team of information technology specialists that support our systems.

Strong Brand Recognition. We have strong brand recognition, which helps us to attract new customers and build customer loyalty.

Geographic and Customer Diversity. As of January 1, 2007, we had 696 rental locations in 48 states, ten Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provide us with many advantages including: (i) enabling us to better serve National Account customers with multiple locations, (ii) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America, (iii) reducing our dependence on any particular customer and (iv) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve approximately 1,600 National Account customers as well as approximately 650 agencies within the United States government. Revenues from National Account customers have increased to over $700 million in 2006 from approximately $625 million in 2005 and approximately $525 million in 2004, reflecting the growth and success of this program.

Strong and Motivated Branch Management. Each of our full service branches has a branch manager who is supervised by a district manager from one of our 88 districts and a vice president from one of our 11 regions. We believe that our managers are among the most knowledgeable and experienced in the industry and we empower them, within budgetary guidelines, to make day-to-day decisions concerning branch matters. Each region office has a management team that monitors branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and certain other branch personnel is linked to their branch’s financial performance and return on assets. This provides an incentive for branch personnel to control costs, optimize pricing and manage fleet efficiently.

Employee Training Programs. We are dedicated to providing training and development to our employees. In 2006, our employees enhanced their skills through over 400,000 hours of training. Many employees participated in one of 18, week-long, programs held in 2006 at our training facility located at our corporate headquarters. In addition to these training sessions, our employees are provided on-line eLearning courses covering a variety of subjects.

Risk Management and Safety Programs. We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and, in coordination with third party professionals, managing any claims against us.

Segment Information

Our reportable segments are general rentals and trench safety, pump and power. Segment financial information is presented in note 4 to our consolidated financial statements. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

Products and Services

Our principal products and services are described below.

Equipment Rental. We offer for rent over 20,000 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; and general tools and light equipment.

We estimate that each of the following categories accounted for 5 percent or more of our equipment rental revenues in 2006: (i) aerial lift equipment (approximately 39 percent), (ii) earth moving equipment

(approximately 17 percent), (iii) forklifts (approximately 15 percent) and (iv) trench (approximately 5 percent). We believe that our fleet is one of the best maintained in the industry. The weighted average age of our fleet was 39.2 months at December 31, 2006.

Used Equipment Sales. We routinely sell used rental equipment and invest in new equipment in order to manage repairs and maintenance costs as well as the age, composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the need to adjust fleet composition to meet customer requirements and local demand, and the age of the fleet.

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

New Equipment Sales. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie, JLG and Skyjack (aerial lifts); Multiquip, Wacker, and Honda USA (compaction equipment, generators and pumps); Sullair (compressors); Skytrak and Lull (rough terrain reach forklifts); John Deere and Takeuchi (skid-steer loaders and mini-excavators); Terex (telehandlers); and DeWalt (generators). The type of new equipment that we sell varies by location.

Contractor Supplies Sales. We sell a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. In 2002, we launched an initiative to increase contractor supplies sales across our network by building on the best practices of our strongest retail locations. Currently, we market contractor supplies and merchandise through several channels including our sales representatives, rental branches, and United States and Canadian product catalogs. In 2005 and 2004, we opened a total of nine distribution centers. These nine distribution centers are strategically located throughout the United States and Canada to enable 1-2 day delivery of products to most customers. Our target customers for contractor supplies are our existing rental customers. Revenue from our contractor supplies business has grown to $385 million in 2006 as compared to $301 million in 2005 and $202 million in 2004.

Service and Other Revenue. We also offer repair and maintenance services and sell parts for equipment that is owned by our customers. Our target customers for service and other revenue are our current rental customers as well as those who purchase both new and used equipment from our branches.

Our RENTALMAN® and INFOMANAGER® Software. We have two subsidiaries that are involved in the development and marketing of software. One of the subsidiaries develops and markets our RENTALMAN® software package which is an enterprise resource planning application used by ourselves and several of the other largest equipment rental companies. The other subsidiary develops and markets our INFOMANAGER® software which provides a complete solution for creating an advanced business intelligence system. INFOMANAGER® helps with extracting raw data from transactional applications and transforming it into meaningful information and saving it into a database that is specifically optimized for analytical use.

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. Our largest customer accounted for less than 1 percent of our revenues in 2006 and our top 10 customers accounted for less than 2 percent of our revenues in 2006. Historically we have retained over 90 percent of our customer base year-over-year.

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

•	industrial companies—such as manufacturers, chemical companies, paper mills, railroads, ship builders and utilities—that use equipment for plant maintenance, upgrades, expansion and construction;

•	municipalities that require equipment for a variety of purposes; and

•	homeowners and other individuals that use equipment for projects that range from simple repairs to major renovations.

Our business is seasonal, with demand for our rental equipment tending to be lower in the winter months.

Sales and Marketing

We market our products and services through multiple channels as described below.

Sales Force. We have over 2,700 sales people including approximately 1,300 outside sales representatives and approximately 1,400 inside sales people who are responsible for calling on existing and potential customers as well as assisting our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on strategies for maximizing the value of each transaction.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. Our National Account team of 50 sales professionals, which includes those who service governmental agencies, closely coordinates its efforts with the local sales force in each area.

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

Suppliers

Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, product liability history and financial strength.

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 28 percent of our 2006 purchases of equipment for rental or resale, and that our 10 largest suppliers accounted for approximately 73 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.

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

•

enable branch personnel to (i) determine equipment availability, (ii) access all equipment within a geographic region and arrange for equipment to be delivered from anywhere in the region directly to the customer, (iii) monitor business activity on a real-time basis and (iv) obtain customized reports on a wide range of operating and financial data, including equipment utilization, rental rate trends, maintenance histories and customer transaction histories; and

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

We have a fully functional back-up facility designed to enable business continuity in the event that our main computer facility becomes inoperative. This backup facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.

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

Environmental and Safety Regulations

Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, storm water, solid and hazardous wastes and materials, and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above-ground storage tanks located at certain of our locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations. We do not anticipate these expenditures will have a material adverse effect on our business or earnings.

Employees

We have approximately 12,000 employees. Of these, approximately 3,600 are salaried personnel and approximately 8,400 are hourly personnel. Collective bargaining agreements relating to 63 separate locations cover approximately 800 of our employees. We monitor employee satisfaction through ongoing engagement surveys and we consider our relationship with our employees to be good.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Decreases in North American construction and industrial activities could adversely affect our revenues and operating results by decreasing the demand for our equipment or the prices that we can charge.

Our general rental and trench safety, pump and power equipment is principally used in connection with construction and industrial activities. Weakness in our end markets, such as a decline in construction or industrial activity, may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by causing our revenues and gross profit margins to be reduced.

The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	weakness in the economy or the onset of a recession;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.

Our operating results may fluctuate, which could affect the trading value of our securities.

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions, include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;

•	changes in government spending for infrastructure projects and other non-residential construction such as hospitals and schools;

•	changes in demand for our equipment or the prices we charge due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt (including the mark-to-market impact on any of our interest rate swaps that may not be designated as fair value hedges);

•	cost fluctuations, such as the recent increases in the cost of oil, steel and employee-related compensation and healthcare benefits;

•

the need to charge against earnings any expenditures relating to a potential acquisition that we determine will not be consummated (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; or

•

the possible need, from time to time, to record goodwill impairment charges or other write-offs or charges due to a variety of occurrences, such as the adoption of new accounting standards, store divestitures, consolidations or closings, restructurings, the refinancing of existing indebtedness, the impairment of assets or the buy-out of equipment leases.

Our substantial debt exposes us to various risks.

At December 31, 2006, our total indebtedness was approximately $2.7 billion, including $146 million of subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes or otherwise constraining our financial flexibility;

•	affect our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; or

•	decrease our profitability or cash flow.

Further, if we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.

Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2006, including the effect of our interest rate swap and cap agreements, we had approximately $1.4 billion of indebtedness that bears interest at variable rates. This amount represents approximately 53 percent of our total indebtedness, excluding our subordinated convertible debentures. See Item 7A – Quantitative and Qualitative Disclosure About Market Risk.

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

We are cooperating with the SEC in its ongoing inquiry. The U.S. Attorney’s office has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. We are also cooperating fully with this office. However, we cannot predict the outcome of these inquiries, whether any proceeding relating to them will be brought or when these matters might be resolved. These matters have the potential to adversely affect us in a number of ways, including the following:

•

we are likely to continue to incur additional expenses in connection with responding to the inquiries, regardless of the outcome, including expenses related to our indemnification obligations to our directors, officers and certain current and former employees:

•	responding to the inquiries has in the past diverted and may continue to divert the time and attention of our management from normal business operations; and

•	if proceedings are brought, depending on the outcome, we may be required to pay fines and/or take corrective actions that would adversely affect our operations.

If we are ultimately required to pay significant amounts and/or take significant corrective actions, our results and liquidity could be materially adversely affected. In addition, regardless of the outcome, the publicity surrounding the inquiries and the potential risks associated with the inquiries could negatively impact the perception of our company by investors and others, which could adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.

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

We are exposed to a variety of claims relating to our business, and our insurance policies may not fully cover them.

We are in the ordinary course exposed to a variety of claims relating to our business. These claims include those relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees and (iii) employment related claims. Further, as described elsewhere in this report, several shareholder derivative and class action lawsuits have been filed against us. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover these claims for a number of reasons, including:

•

our insurance policies are often subject to significant deductibles or self-insured retentions: $2 million per occurrence for each general liability or automobile liability claim, and $1 million per occurrence for each workers’ compensation claim; the structure of these programs reflect what we believe are market conditions for companies our size;

•

our Director & Officer Liability insurance policy has no deductible for individual non-indemnifiable loss coverage, but is subject to a $2.5 million deductible for company reimbursement coverage and all Director and Officer coverage is subject to certain exclusions;

•

we do not maintain stand-alone coverage for environmental liability (other than legally required underground storage tank coverage), since we believe the cost for such coverage is high relative to the benefit that it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

We establish and regularly evaluate our loss reserves to address business operations claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claims that exceed our established levels of reserves, that cause us to significantly increase such reserves or that are not otherwise covered by insurance, our liquidity and operating results could be materially adversely affected. In addition, our insurance carriers may disclaim some or all of the coverage for the class action and derivative lawsuits against us, and our indemnification costs associated with the SEC inquiry may not be fully reimbursable or covered by insurance. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms, or not available at all.

We have made numerous acquisitions, which entail certain risks, as do our other growth initiatives.

We have grown in part through acquisitions and expect to continue to do so. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or large privately-held companies. It is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions.

The making of acquisitions entails certain risks, including:

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations;

•	difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards;

•	loss of key employees of the acquired company; and

•	strains on management and other personnel time and resources both to research and integrate acquisitions.

We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase as we implement our growth strategy.

We have also spent considerable time, resources and efforts, apart from acquisitions, in attempting to grow our business operations over the past few years, including by building our contractor supplies business. These efforts place, and are expected to continue to place, strains on our management and other personnel and resources and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.

If we are unable to satisfy the financial and other covenants in our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.

Under the agreement governing our senior secured credit facility, we are required to, among other things, satisfy certain financial tests relating to: (a) the interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If we are unable to satisfy any of these covenants, the lenders could elect to terminate our senior secured credit facility and/or other agreements governing our debt and require us to repay outstanding borrowings. In such event, unless we were able to refinance the indebtedness coming due and replace our senior secured credit facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and we would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity for our operations. In addition to financial covenants, we are subject to various other covenants in our senior secured credit facility as well as in the other agreements governing our debt, such as a requirement to file our periodic reports with the SEC in a timely manner. For example, when we were not current with our SEC periodic reports as a result of our restatement process described above, we incurred in excess of $34 million in consent solicitation fees with respect to our public debt indentures in order to address non-compliance with such a covenant.

In addition to the risks with respect to covenant non-compliance, compliance with covenants may restrict our ability to conduct our operations. For instance, these covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business.

If the cash that we generate from our business, together with cash that we may borrow under our credit facility and accounts receivable securitization facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and refinancing existing indebtedness.

We may not have successfully remediated a previously identified material weakness in our internal controls and we may identify additional material weaknesses in the future.

As described below under Item 9A, we have in the past had material weaknesses in our internal control over financial reporting and as of December 31, 2005 had a material weakness in our financial close process. We have taken actions to remediate all material weaknesses that we previously identified and we believe that we have successfully remediated all material weaknesses, including, as of December 31, 2006, the material weakness in our financial close process. However, there can be no assurance that we will not identify additional weaknesses in the future. Additionally, even if we believe we have effective control over financial reporting, the process for assessing the effectiveness of internal control over financial reporting requires subjective judgments and the application of standards that are relatively new and subject to questions of interpretation. Accordingly, we cannot be certain that our independent auditors will agree with our assessment. If either we or our auditors ultimately conclude that our internal control over financial reporting is not effective, the perception of our company may be adversely affected, which could in turn adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.

Goodwill related to acquisitions represents a substantial portion of our total assets. If the fair value of the goodwill should drop below the recorded value, we would be required to write-off the excess goodwill.

On December 31, 2006, we had goodwill of $1.3 billion on our balance sheet, which represented approximately 25 percent of our total assets as of such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. Of the goodwill recorded on our balance sheet at December 31, 2006, 94 percent is associated with our general rentals segment and 6 percent is associated with our trench safety, pump and power segment. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write-off the excess goodwill as an operating expense. Our results in 2004 were adversely affected by the write-off of approximately $139 million of goodwill related to our now discontinued traffic control operations, and our results in the preceding two years were also adversely affected by significant goodwill write-offs. Based on the current performance of our general rentals and trench safety, pump and power segments, as well as current market conditions, we do not currently anticipate significant goodwill write-offs. However, in previous years we recorded significant goodwill write-offs, and we cannot be certain that a future downturn in the business or changes in market conditions will not necessitate additional write-offs in future periods.

Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors which operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. Competitive pressures could adversely affect our revenues and operating results by, among other things, decreasing our rental volumes, depressing the prices that we can charge or increasing our costs to retain employees.

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

Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Under these laws, we may be liable for, among other things, (i) the costs of investigating and remediating any contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment, regardless of fault and (ii) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above-ground storage tanks located at certain of our locations.

Based on conditions currently known to us, we do not believe that any pending or likely remediation and/or compliance effort will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be adversely affected depending on the magnitude of such costs.

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.

We currently have approximately 800 employees that are represented by unions and covered by collective bargaining agreements and approximately 11,200 employees that are not represented by unions.Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. In addition, these efforts could negatively affect our relationship with certain customers. Further, our labor costs could increase as a result of the settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, we could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us of transporting equipment from one branch to another branch or one region to another region. A significant or protracted disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.

We have operations outside the United States. As a result, we may incur losses from currency conversions and have higher costs than we otherwise would have due to the need to comply with foreign laws.

Our operations in Canada and Mexico are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, (ii) the need to comply with foreign laws and regulations and (iii) the possibility of political or economic instability in foreign countries.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information included in this Item 2 excludes properties associated with our traffic control operations.

As of January 1, 2007, we operated 696 rental locations. Of these locations, 597 are in the United States, 98 are in Canada and 1 is in Mexico. The number of locations in each state or province is shown in the table below, as well as the number of locations that are general rentals (GR) and trench safety, pump and power (TPP).

United States

• Alabama (GR 11)	• Louisiana (GR 5, TPP 2)	• North Dakota (GR 3)

• Alaska (GR 6)	• Maine (GR 2)	• Ohio (GR 11, TPP 4)

• Arizona (GR 12, TPP 4)	• Maryland (GR 14, TPP 2)	• Oklahoma (GR 2)

• Arkansas (GR 4, TPP 1)	• Massachusetts (GR 10, TPP 2)	• Oregon (GR 17, TPP 2)

• California (GR 85, TPP 14)	• Michigan (GR 8)	• Pennsylvania (GR 12, TPP 1)

• Colorado (GR 16, TPP 2)	• Minnesota (GR 9, TPP 1)	• Rhode Island (GR 1)

• Connecticut (GR 11, TPP 1)	• Mississippi (GR 3)	• South Carolina (GR 8)

• Delaware (GR 5)	• Missouri (GR 7, TPP 3)	• South Dakota (GR 2)

• Florida (GR 30, TPP 8)	• Montana (GR 1)	• Tennessee (GR 9)

• Georgia (GR 21, TPP 2)	• Nebraska (GR 6)	• Texas (GR 43, TPP 10)

• Idaho (GR 2)	• Nevada (GR 8, TPP 3)	• Utah (GR 5, TPP 1)

• Illinois (GR 6, TPP 1)	• New Hampshire (GR 3)	• Virginia (GR 14, TPP 1)

• Indiana (GR 13, TPP 1)	• New Jersey (GR 9, TPP 2)	• Washington (GR 26, TPP 4)

• Iowa (GR 9, TPP 2)	• New Mexico (GR 4)	• Wisconsin (GR 6)

• Kansas (GR 2)	• New York (GR 21)	• West Virginia (GR 2)

• Kentucky (GR 5)	• North Carolina (GR 13)	• Wyoming (GR 1)

Canada	Mexico

• Alberta (GR 8)	• Nuevo Leon (GR 1)

• British Columbia (GR 22, TPP 1)

• Manitoba (GR 3)

• New Brunswick (GR 8)

• Nova Scotia (GR 5)

• Newfoundland (GR 7)

• Ontario (GR 33)

• Quebec (GR 9)

• Saskatchewan (GR 1)

• Prince Edward Island (GR 1)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 132 of our rental locations and lease the other locations. We also lease premises for other purposes such as district and regional offices and service centers. Our leases provide for varying terms and include 32 leases that are on a month-to-month basis and 34 leases that provide for a remaining term of less than one year and do not provide a renewal option. We are currently negotiating renewals for most of the leases that provide for a remaining term of less than one year.

We have a fleet of approximately 6,200 vehicles. These vehicles are used for delivery, maintenance and sales functions. Approximately 60 percent of this fleet is leased and the balance is owned.

Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 51,000 square feet under a lease that expires in 2013. Additionally, we maintain a facility in Shelton, Connecticut, where we occupy 32,000 square feet under a lease that expires in 2016. Further, we maintain a shared-service facility in Tampa, Florida, where we occupy 43,000 square feet under a lease that expires in 2011.

Item 3.	Legal Proceedings

A description of legal proceedings can be found in note 13 to our consolidated financial statements, included in this report at “Item 8. Financial Statements and Supplementary Data,” and is incorporated by reference into this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of our security holders.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “URI.” The following table sets forth, for the periods indicated, the intra-day high and low sale prices for our common stock, as reported by the New York Stock Exchange.

	High	Low
2006:
First Quarter	$35.48	$23.07
Second Quarter	37.84	26.05
Third Quarter	31.99	20.25
Fourth Quarter	26.58	22.01

2005:
First Quarter	$21.87	$16.14
Second Quarter	21.37	17.12
Third Quarter	20.99	16.46
Fourth Quarter	24.62	17.06

As of January 1, 2007, there were approximately 305 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

We have not paid dividends on our common stock since inception. However, the payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The terms of certain agreements governing our outstanding indebtedness and the terms of our outstanding preferred stock contain certain limitations on our ability to pay dividends on our common stock. In addition, under Delaware law, dividends may only be paid out of capital surplus or current or prior year net profits.

Sales of Unregistered Securities

Options to purchase an aggregate of 210,000 shares of the Company’s common stock were granted to three employees and consultants between January 1 and April 12, 2006. The grant of these options was not required to be registered under the Securities Act because the issuance did not constitute a sale within the meaning of Section 2(3) thereof.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2006 to October 31, 2006	79,733	$23.35
November 1, 2006 to November 30, 2006	6,314	23.92
December 1, 2006 to December 31, 2006	13,705	27.64

Total (1)	99,752

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock, except for 9,393 of the shares reflected in December which were acquired pursuant to the surrender by an employee of such shares to repay an outstanding loan to the Company. These shares were not acquired pursuant to any repurchase plan or program.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data reflects the results of operations and balance sheet data for the years ended 2002 to 2006. The data below should be read in conjunction with, and is qualified by reference to, MD&A and our consolidated financial statements and notes thereto. In December 2006, we entered into a definitive agreement to sell our traffic control business. As the held for sale and discontinued operations criteria were met, the operations of traffic control are reflected as discontinued operations for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)
Income statement data:
Total revenues	$3,640	$3,288	$2,835	$2,549	$2,460
Total cost of revenues	2,351	2,173	1,902	1,836	1,656

Gross profit	1,289	1,115	933	713	804
Selling, general and administrative expenses	613	553	449	414	412
Goodwill impairment	—	—	—	238	172
Restructuring and asset impairment charge	—	—	(4)	—	23
Non-rental depreciation and amortization	50	38	41	40	33

Operating income	626	524	447	21	164
Interest expense, net	208	181	327	244	199
Interest expense-subordinated convertible debentures	13	14	14	—	—
Preferred dividends of a subsidiary trust	—	—	—	15	18
Other (income) expense, net	—	(2)	6	16	2

Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of change in accounting principle	405	331	100	(254)	(55)
Provision (benefit) for income taxes	156	129	28	(48)	9

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	249	202	72	(206)	(64)
Loss from discontinued operations, net of income taxes	(25)	(15)	(156)	(48)	(54)

Income (loss) before cumulative effect of change in accounting principle	224	187	(84)	(254)	(118)
Cumulative effect of change in accounting principle, net (1)	—	—	—	—	(288)

Net income (loss)	$224	$187	$(84)	$(254)	$(406)

Basic earnings (loss) available to common stockholders:
Income (loss) from continuing operations	$2.58	$2.13	$0.77	$(2.66)	$(0.36)
Loss from discontinued operations	$(0.26)	$(0.16)	$(1.65)	$(0.63)	$(0.72)
Net income (loss)	$2.32	$1.97	$(0.88)	$(3.29)	$(4.88)
Diluted earnings (loss) available to common stockholders:
Income (loss) from continuing operations	$2.28	$1.93	$0.71	$(2.66)	$(0.36)
Loss from discontinued operations	$(0.22)	$(0.13)	$(1.50)	$(0.63)	$(0.72)
Net income (loss)	$2.06	$1.80	$(0.79)	$(3.29)	$(4.88)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance sheet data:
Total assets	$5,366	$5,470	$5,070	$4,756	$4,738
Debt	2,556	2,930	2,945	2,817	2,513
Subordinated convertible debentures (2)	146	222	222	222	—
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	—	—	—	—	227
Stockholders’ equity	$1,538	$1,229	$1,026	$1,069	$1,246

(1)	The cumulative effect of change in accounting principle in 2002 resulted from a goodwill impairment charge recognized upon the adoption of a new accounting standard. Of this amount, $88 million relates to our discontinued operations which are discussed further in note 3 to our consolidated financial statements.
(2)	A subsidiary trust issued trust preferred securities in 1998 and we recorded such preferred securities as a separate category on our balance sheet. In 2003, the FASB issued FIN 46 and upon adoption of this standard as of December 31, 2003, we deconsolidated the trust. Upon deconsolidation, the trust preferred securities were removed from our consolidated balance sheets at December 31, 2003 and the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 696 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 20,000 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of rental (used) equipment, sales of new equipment, contractor supplies sales and service and other. Rental equipment revenues have historically accounted for approximately 70 percent of our total revenues and we expect this trend to continue.

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc. (“HTS”), an entity newly-formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. In connection with this transaction, we recorded an after-tax loss on sale in 2006 of $24. Traffic control was previously presented as a separate reporting segment. This transaction closed in February 2007 and we received net proceeds of $68. The loss on sale, as well as 2006 and prior period results for traffic control, have been reflected in discontinued operations in the consolidated statements of operations.

In August 2004, we received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. The SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period. In March 2005, our board of directors formed a Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our 2005 Form 10-K. The SEC inquiry is ongoing and we are continuing to cooperate fully with the SEC. The U.S. Attorney’s office has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. The Company is also cooperating fully with this office.

As discussed in note 13 to our consolidated financial statements, in addition to the matters referenced above, we are also subject to certain ongoing class action and derivative suits. Although we have not accrued any amounts related to the ultimate disposition of these matters to date, any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

Free Cash Flow GAAP Reconciliation

We define “free cash flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment, proceeds from sales of rental locations and proceeds from sales-leaseback transactions. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under Generally Accepted Accounting Principles (“GAAP”). Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Full Year Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$858	$629	$725
Purchases of rental equipment	(879)	(757)	(600)
Purchases of non-rental equipment	(86)	(66)	(49)
Proceeds from sales of rental equipment	338	307	275
Proceeds from sales of non-rental equipment	18	12	9
Proceeds from sales of rental locations	—	3	—
Proceeds from sales-leaseback transactions	—	—	23

Free Cash Flow	$249	$128	$383

In 2006, we reported revenues and free cash flow of $3.6 billion and $249, respectively. Our 2006 revenue growth of 10.7 percent trailed our primary end market, private non-residential construction, which grew 16.2 percent in 2006 according to Department of Commerce data. (Department of Commerce data has not been adjusted for inflation.) Our 10.7 percent revenue growth reflects increased rental rates of 5.1 percent and a 1.9 percentage point increase in dollar equipment utilization to 61.9 percent. (Dollar equipment utilization is calculated by dividing equipment rental revenue by the average original cost of equipment in our rental fleet.) In addition to generating significant revenue and free cash flow growth in 2006, we also focused on reducing our total debt. In 2006, we reduced our total debt (including our subordinated convertible debentures) by $450.

In 2005, we reported revenues and free cash flow of $3.3 billion and $128, respectively. Our 2005 revenue growth of 16.0 percent outpaced our primary end market, which grew 5.0 percent in 2005 according to Department of Commerce data. This growth reflects increased rental rates of 5.5 percent and a 5.0 percentage point increase in dollar equipment utilization to 60.0 percent.

We are committed to capitalizing on future growth opportunities. Our goal is to grow revenues to approximately $3.85 billion in 2007. We expect organic growth, prudent acquisitions and the expansion of complementary revenue streams such as contractor supplies to contribute to this growth.

Revenues for each of the three years in the period ended December 31, 2006 were as follows:

	Year Ended December 31,			Percent Change
	2006	2005	2004	2006	2005
Equipment rentals	$2,530	$2,338	$2,058	8.2	13.6
Sales of rental equipment	335	304	272	10.2	11.8
Sales of new equipment	232	205	177	13.2	15.8
Contractor supplies sales	385	301	202	27.9	49.0
Service and other	158	140	126	12.9	11.1

Total revenues	$3,640	$3,288	$2,835	10.7	16.0

Equipment rentals include our revenues from renting equipment, as well as related revenues such as the fees we charge for equipment delivery, fuel, repair or maintenance of rental equipment and damage waivers. Sales of rental equipment include our revenues from the sale of used rental equipment. Contractor supplies sales include our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other includes our repair services (including parts sales) as well as the operations of our subsidiaries that develop and market software for use by equipment rental companies in managing and operating multiple branch locations.

2006 total revenues of $3.6 billion increased 10.7 percent compared with total revenues of $3.3 billion in 2005. The increase primarily reflects an 8.2 percent increase in equipment rentals and a 27.9 percent increase in contractor supplies sales. The increase in equipment rentals reflects a 5.1 percent increase in rental rates and a 1.9 percentage point increase in dollar equipment utilization. The increase in contractor supplies sales reflects increased volume as we expanded our product offering. Equipment rentals represented 70 percent and 71 percent of our revenues in 2006 and 2005, respectively.

2005 total revenues of $3.3 billion increased 16.0 percent compared with total revenues of $2.8 billion in 2004. The increase primarily reflects a 13.6 percent increase in equipment rentals and a 49.0 percent increase in contractor supplies sales. The increase in equipment rentals reflects a 5.5 percent increase in rental rates and a 5.0 percentage point increase in dollar equipment utilization. The increase in contractor supplies sales reflects increased volume as we expanded our product offering. Equipment rentals represented 73 percent of our revenues in 2004.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S GAAP. A summary of our significant accounting policies is contained in note 2 to our consolidated financial statements. In applying many accounting principles, we make assumptions, estimates and/or judgments. These assumptions, estimates and judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and judgments. Although actual results may differ from those estimates, we believe the estimates are reasonable and appropriate.

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

Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to ten percent of cost. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we will realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

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

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values reflected on the acquired entities’ balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired are primarily goodwill, customer-related intangibles (specifically customer relationships) and covenants not-to-compete. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the amounts assigned to the assets acquired and the liabilities assumed. Customer relationships and non-compete agreements are valued based on an excess earnings or income approach with consideration to projected cash flows.

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

Prior to January 1, 2004, we tested for goodwill impairment on a branch-by-branch basis. Accordingly, a goodwill write-off was required even if only one or a limited number of our branches had an impairment as of the testing date and even if there was no impairment for all our branches on an aggregate basis. Commencing January 1, 2004, we began testing for goodwill impairment at a regional, rather than a branch, level. We began testing for impairment at this level because accounting standards require that goodwill impairment testing be performed at the reporting unit level. In 2004, following a reorganization of our reporting structure, our regions became our reporting units. This change in reporting units may impact future goodwill impairment analyses because there are substantially fewer regions than there are branches.

Impairment of Long-Lived Assets. We review the valuation of our long-lived assets on an ongoing basis and assess the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates the carrying value of these assets may not be recoverable, the carrying value is reduced to its estimated fair value. The determination of recoverability is based upon an undiscounted cash flow analysis over the asset’s remaining useful life. We make estimates and assumptions when applying the undiscounted cash flow analysis. These estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to recognize write-downs on our long-lived assets.

Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the enacted tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax benefits and carryforwards are determined with consideration to historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We generally evaluate projected taxable income for a five-year period to determine the recoverability of all deferred tax assets and, in addition, examine the length of the carryforward to ensure the deferred tax assets are established at an amount that is more likely than not to be realized. We have not provided a valuation allowance related to the federal deferred tax asset associated with our federal net operating loss carryforwards because we believe that it is more likely than not that the full benefit of these amounts will be recovered during the carryforward period. We have provided a partial valuation allowance against a deferred tax asset for certain foreign tax credit and state operating loss carryforward amounts. These valuation allowances were required because it is more likely than not that some of the foreign tax credit and carryforward amounts will expire unused.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, accruals for tax contingencies are established based on the probable outcomes of such matters. Our ongoing assessments of the probable outcomes of the examinations and related tax accruals require judgment and could increase or decrease our effective tax rate as well as impact our operating results.

Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance”. These claims include (i) workers compensation claims and (ii) claims by third parties for injury or property damage involving our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates which incorporate actuarial valuations that are periodically prepared by our third party actuaries. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.

Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described elsewhere in this report. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

Results of Operations

As discussed in note 4 to our consolidated financial statements, our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

We completed acquisitions in each of 2006, 2005, and 2004 which are discussed further in note 7 to our consolidated financial statements. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not fully directly comparable, although there is no material impact from these acquisitions.

Revenues by segment for each of the three years in the period ended December 31, 2006 were as follows:

	General rentals	Trench safety, pump and power	Total
2006
Equipment rentals	$2,361	$169	$2,530
Sales of rental equipment	322	13	335
Sales of new equipment	216	16	232
Contractor supplies sales	369	16	385
Service and other	155	3	158

Total revenue	$3,423	$217	$3,640

2005
Equipment rentals	$2,198	$140	$2,338
Sales of rental equipment	291	13	304
Sales of new equipment	191	14	205
Contractor supplies sales	291	10	301
Service and other	137	3	140

Total revenue	$3,108	$180	$3,288

2004
Equipment rentals	$1,957	$101	$2,058
Sales of rental equipment	259	13	272
Sales of new equipment	170	7	177
Contractor supplies sales	196	6	202
Service and other	123	3	126

Total revenue	$2,705	$130	$2,835

Equipment rentals. 2006 equipment rentals of $2.53 billion increased $192, or 8.2 percent, reflecting a 5.1 percent increase in rental rates and a 1.9 percentage point increase in our dollar equipment utilization. Equipment rentals represented 70 percent of total revenues in 2006. On a segment basis, equipment rentals represented 69 percent and 78 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $163, or 7.4 percent, reflecting increased rental rates and a 6.3 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $29, or 20.7 percent, reflecting a 5.0 percent increase in same-store rental revenues, as well as increased revenues from acquisitions and cold starts.

2005 equipment rentals of $2.34 billion increased $280, or 13.6 percent, reflecting a 5.5 percent increase in rental rates and a 5.0 percentage point increase in our dollar equipment utilization. Equipment rentals represented 71 percent of total revenues in 2005. On a segment basis, equipment rentals represented 71 percent and 78 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $241, or 12.3 percent, reflecting increased rental rates and a 10.6 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $39, or 38.6 percent, reflecting a 22.8 percent increase in same-store rental revenues.

Sales of rental equipment. For each of the three years in the period ended December 31, 2006, sales of rental equipment have represented approximately 9 percent of our total revenues and our general rentals segment accounted for approximately 96 percent of these sales. 2006 sales of rental equipment of $335 increased $31, or 10.2 percent, as compared to 2005 reflecting price increases and a shift in the mix of equipment sold. 2005 sales of rental equipment of $304 increased $32, or 11.8 percent, as compared to 2004 reflecting an increase in the number of units of equipment sold.

Sales of new equipment. For each of the three years in the period ended December 31, 2006, sales of new equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for approximately 94 percent of these sales. 2006 sales of new equipment of $232 increased $27, or 13.2 percent, as compared to 2005 reflecting price increases and a shift in the mix of equipment sold. 2005 sales of new equipment of $205 increased $28, or 15.8 percent, as compared to 2004 reflecting an increase in the number of units sold.

Sales of contractor supplies. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. Between 2004 and 2006, general rentals accounted for approximately 97 percent of total sales of contractor supplies. 2006 sales of contractor supplies of $385 increased $84, or 27.9 percent, as compared to 2005 reflecting an increase in the volume of supplies sold. 2005 sales of contractor supplies of $301 increased $99, or 49.0 percent, as compared to 2004 reflecting an increase in the volume of supplies sold.

Service and other. Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. Service and other revenue increased 12.9 percent and 11.1 percent in 2006 and 2005, respectively.

Fourth Quarter Items. As previously discussed, in December 2006, we entered into a definitive agreement to sell our traffic control business to HTS, which was completed in February 2007. In connection with this transaction, we recorded an after-tax loss on sale in 2006 of $24. The loss on sale, as well as 2006 and prior period results for traffic control, have been reflected in discontinued operations in our consolidated statements of operations. Additionally, during the fourth quarter of 2006, we recorded a charge of $9 reflecting recent loss experience related to our estimated provision for self-insurance reserves. Of this amount, $7 was recorded in cost of equipment rentals, excluding depreciation, and the balance was recorded in discontinued operations as it relates to our traffic control operations. Also, during the fourth quarter of 2006, we reduced our reserve for inventory obsolescence and shrinkage by $10 following our annual physical inventory inspections. Of this amount, $7 was recorded in cost of contractor supplies sales and $3 was recorded in cost of equipment rentals, excluding depreciation. In addition to these matters, we recorded a charge of $7 in the fourth quarter related to our estimated exposure for sales-tax matters. This amount has been reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Segment Operating Profit. As discussed in note 3 to our consolidated financial statements, traffic control, which was previously presented as a reporting segment, is now presented within discontinued operations. In conjunction with this presentation, general corporate overhead costs previously allocated to traffic control have been reclassified to continuing operations and reflected within the operating results of general rentals and trench safety, pump and power, our remaining reportable segments. Prior period segment results have been recast to reflect this presentation. Additionally, in 2006, we determined the amount of self-insurance costs attributable to our traffic control operations exceeded the amount of such costs allocated to these operations and, as a result, have reflected more of these costs within discontinued operations than were previously allocated to traffic control when it was a reportable segment. Prior period segment results have been recast to reflect this presentation. The current methodology for allocating self-insurance costs, which includes our estimated exposures for general liability, workers’ compensation and automobile liability, reflects the risk profiles of our segments and is based on actuarially performed analyses. As a result of these changes, approximately $16, $15 and $15 of corporate overhead costs for 2006, 2005 and 2004, respectively, that otherwise would have been allocated to traffic control have been reflected in our reportable segment operating income and approximately $9, $11and $4 of self-insurance costs for 2006, 2005 and 2004, respectively, that would have been allocated to our reportable segments under our prior allocation methodology have been presented within discontinued operations. Taking into account these matters, segment operating profit and operating margin for each of the three years in the period ended December 31, 2006 were as follows:

	General rentals	Trench safety, pump and power	Total
2006
Operating Profit	$568	$58	$626
Operating Margin	16.6%	26.7%	17.2%
2005
Operating Profit	$477	$47	$524
Operating Margin	15.3%	26.1%	15.9%
2004
Operating Profit	$417	$30	$447
Operating Margin	15.4%	23.1%	15.8%

General rentals. For each of the three years in the period ended December 31, 2006, general rentals accounted for at least 90 percent of our total operating profit. This contribution percentage is consistent with general rentals’ revenue contribution over the same period, which has ranged from 94 to 95 percent. General rentals’ operating margin in 2006 increased 1.3 percentage points from 2005, as the benefits of higher rental rates were partially offset by increased costs for labor and benefits as well as reduced gross margins on contractor supplies. General rentals’ operating margin in 2005 decreased 0.1 percentage points from 2004 as increased selling, general & administrative expenses offset the benefits of higher rental rates.

Trench safety, pump and power. Operating profit in 2006 increased $11, reflecting a $37 increase in revenues. Trench safety, pump and power operating profit increased $17 in 2005 reflecting a $50 increase in revenues.

Gross Margin. We have historically realized higher gross margins on sales of rental equipment than on sales of new equipment. This is consistent with the marketplace in general and not unique to United Rentals. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2006	2005	2004
Total gross margin	35.4	33.9	32.9
Equipment rentals	38.9	36.7	34.5
Sales of rental equipment	29.3	26.6	27.9
Sales of new equipment	17.7	18.0	17.5
Contractor supplies sales	21.6	23.3	26.7
Service and other	51.9	49.3	48.4

2006 gross margin of 35.4 percent increased 1.5 percentage points from 2005, reflecting a 2.2 percentage point increase in equipment rentals gross margin and a 2.7 percentage point increase in the sales of rental equipment gross margin, partially offset by a 1.7 percentage point reduction in gross margin on contractor supplies. The improved equipment rental margin reflected a 5.1 percent increase in rental rates as well as a 1.9 percentage point improvement in dollar equipment utilization. The improved margin on sales of rental equipment reflects improved pricing and a shift in the mix of equipment sold. The reduction in contractor supplies sales gross margin reflects increased costs related to our distribution centers.

2005 gross margin of 33.9 percent increased 1.0 percentage point from 2004. The improved margin performance was primarily a result of a 2.2 percentage point increase in equipment rentals gross margin, partially offset by a 3.4 percentage point reduction in gross margins on contractor supplies sales. The improved equipment rental margin reflected a 5.5 percent increase in rental rates as well as a 5.0 percentage point improvement in dollar equipment utilization. The reduction in contractor supplies sales gross margin reflects costs incurred to open distribution centers in the United States and Canada. The reduction in gross margins on sales of rental equipment, as well as the increased margin realized on sales of new equipment, reflects a change in the mix of equipment sold.

Selling, general and administrative expenses (SG&A). SG&A expense information for each of the three years in the period ended December 31, 2006 was as follows:

	Year Ended December 31,
	2006	2005	2004
Total SG&A expenses	$613	$553	$449
SG&A as a percentage of revenue	16.8	16.8	15.8

SG&A expense primarily includes sales force compensation, insurance costs, bad debt expense, information technology costs, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead.

2006 SG&A expense of $613 increased 10.8 percent as compared to 2005 and was flat as a percentage of revenue. The increase in actual spend in SG&A reflects normal inflationary increases, higher selling and insurance costs related to growth in the business and increased professional fees for business improvement initiatives. These increases were partially offset by a year-over-year reduction of $5 in the level of professional fees related to restatement matters as well as reduced bad debt expense.

2005 SG&A expense of $553 increased 23.2 percent as compared to 2004 and represented 16.8 percent of revenue as compared to 15.8 percent in 2004. This increase reflected increased commissions associated with revenue growth as well as an increase in the number of sales people. In addition to these higher selling costs related to growth in the business, the year-over-year growth in SG&A expense reflected normal inflationary increases as well as increased professional fees related to restatement matters of $23.

Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2006 was as follows:

	Year Ended December 31,
	2006	2005	2004
Non-rental depreciation and amortization	$50	$38	$41

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements as well as (ii) the amortization of other intangible assets. Our other intangible assets consist of non-compete agreements as well as customer-related intangible assets. The increase in 2006 relates to a higher base of depreciable assets. Additionally, during the second quarter of 2006, we determined that we had been depreciating certain vehicles on capital lease over a period which exceeded the related contractual lease terms. As a result, our non-rental depreciation and amortization expense for 2006 includes a charge of $4 to correct depreciation expense recorded since the fourth quarter of 2002.

Interest expense, net for each of the three years in the period ended December 31, 2006 was as follows:

	Year Ended December 31,
	2006	2005	2004
Interest expense, net	$208	$181	$327

Interest expense, net for the year ended December 31, 2006 increased $27 or 14.9 percent as compared to 2005 reflecting the increase in interest rates applicable to our floating rate debt, partially offset by lower average debt balances. The increase also reflects a net charge of $6 that we recorded during 2006 related to our $400 term loan prepayment as well as the retirement of $76 of subordinated convertible debentures. The net charge of $6 includes non-cash write-offs of $9 associated with deferred financing costs, partially offset by a gain of $3 recognized in conjunction with the termination of certain interest rate caps. The term loan prepayment and retirement of subordinated convertible debentures are discussed further below; see “-Liquidity and Capital Resources.” Interest expense, net for the year ended December 31, 2005 decreased $146, or 44.6 percent, as compared to 2004, reflecting the absence of $171 of refinancing charges, partially offset by an increase in interest rates applicable to our floating rate debt. As of December 31, 2006 and 2005, approximately 53 and 45 percent of our total debt was floating rate debt, respectively. 2004 interest expense, net includes $171 of charges incurred in 2004 related to the refinancing of approximately $2.1 billion of debt.

Interest expense- subordinated convertible debentures for each of the three years in the period ended December 31, 2006 was as follows:

	Year Ended December 31,
	2006	2005	2004
Interest expense- subordinated convertible debentures	$13	$14	$14

As discussed further in note 11 to our consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary that has issued preferred securities. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2006 and 2005, the aggregate amount of subordinated convertible debentures outstanding was $146 and $222, respectively. The decline in interest expense- subordinated convertible debentures from 2005 to 2006 reflects the retirement of $76 of these subordinated convertible debentures in the second half of 2006.

Income Taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rate for each respective period:

	2006	2005	2004
Income from continuing operations	$405	$331	$100
Provision for income taxes	156	129	28
Effective tax rate (1)	38.5%	39.0%	28.0%

(1)	A detailed reconciliation of this effective tax rate to the U.S. federal statutory income tax rate is included in note 12 to our consolidated financial statements.

The differences between the effective tax rates of 38.5 percent, 39.0 percent and 28.0 percent and the U.S. federal statutory income tax rate of 35.0 percent for 2006, 2005, and 2004, respectively, relate primarily to state taxes and certain nondeductible charges and other items. Our effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our 2007 annual effective tax rate for continuing operations will approximate 38.8 percent.

Recent Accounting Pronouncements. See note 2 to our consolidated financial statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

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

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of December 31, 2006, we had (i) $492 of borrowing capacity available under the revolving credit facility portion of our senior secured credit facility, (ii) $275 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $119. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

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

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We estimate that our capital expenditures for 2007 will range between $900 and $950. We expect that we will fund such expenditures from proceeds from the sale of rental and non-rental equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility and accounts receivable securitization facility.

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

Term Loan Prepayment: In the third quarter of 2006, we prepaid $400 of our outstanding term loan using $200 of available cash and $200 borrowed under our accounts receivable securitization facility. Contemporaneous with this term loan prepayment, we terminated a portion of our interest rate caps that were hedging our interest rate exposures on our term loan. In the fourth quarter of 2006, we subsequently repaid $175 of the $200 previously borrowed under our accounts receivable securitization facility.

Retirement of Subordinated Convertible Debentures: As previously discussed, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”). In 2006, we announced the redemption of $76 of QUIPS. The redemption price was 101.3 percent. In conjunction with the redemption, we retired $76 of our subordinated convertible debentures. This redemption was funded with proceeds from stock option exercises received during 2006.

Accounts Receivable Securitization: In October 2006, we amended our existing accounts receivable securitization facility. The amended facility provides for generally lower borrowing costs and the facility size has been increased from $200 to $300. Additionally, the maturity date has been extended from May 2009 to October 2011. Borrowings under the amended facility will continue to be reflected as debt on our consolidated balance sheets.

Loan Covenants and Compliance. As of December 31, 2006, we were in compliance with the covenants and other provisions of our senior secured credit facility, the senior notes, the QUIPS and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

We consider our most restrictive covenant to be the Minimum Interest Coverage ratio, which is the ratio of our consolidated net income to our interest expense, as defined in our senior secured credit facility. The minimum amount permitted under this covenant is 1.65 to 1.0 and our actual Minimum Interest Coverage ratio for the year ended December 31, 2006 was 2.40 to 1.0.

Sources and Uses of Cash. During 2006, we (i) generated cash from operations of $858, (ii) generated cash from the sale of rental and non-rental equipment of $356 and (iii) received proceeds from the exercise of stock option of $78. We used cash during this period principally to (i) purchase rental and non-rental equipment of $965, (ii) fund payments on debt, net of proceeds received, of $404 and (iv) retire $76 of subordinated convertible debentures. During 2005, we (i) generated cash from operations of $629 and (ii) generated cash from the sale of rental and non-rental equipment of $319. We used cash during this period principally to (i) purchase rental and non-rental equipment of $823, (ii) fund debt repayments and financing costs of $74 and (iii) purchase other companies, net of cash acquired, of $40. During 2004, we (i) generated cash from operations of $725 and (ii) generated cash from the sale of rental and non-rental equipment of $284. We used cash during this period principally to (i) purchase rental and non-rental equipment of $649, (ii) purchase other companies, net of cash acquired, of $102 and (iii) fund payments on debt, net of proceeds received, as well as financing costs of $51.

The consolidated statements of cash flows include the traffic control business for all periods presented and we have not reclassified these cash flows. Our principal sources and uses of cash for traffic control have related to working capital items and capital expenditures for rental and non-rental equipment. Additionally, in 2005, we agreed to maintain $75 in an investment account for a traffic control subsidiary to conduct traffic control business with the state of Florida. In March 2006, we signed an agreement with the state of Florida whereby we were no longer required to maintain these funds in any type of account. Other than this commitment, traffic control has not significantly impacted our liquidity and capital resources. Traffic control’s capital expenditures have historically been insignificant to our consolidated results and we do not expect the sale of traffic control to have a material effect on our future cash flows, financial position and results of operations. We intend to reinvest proceeds received from the sale in our operations.

Our credit ratings as of February 20, 2007 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Stable
S&P	BB-	Positive
Fitch	BB-	Stable

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment as long as our ratings reflect a below investment grade rating.

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
Debt excluding capital leases (1)	$17	$3	$140	$240	$80	$2,003	$2,483
Interest due on debt (2)	168	167	160	154	135	212	996
Capital leases (1)	20	19	14	10	5	5	73
Operating leases (1):
Real estate	79	69	58	47	39	140	432
Rental equipment	29	21	9	—	—	—	59
Non-rental equipment	32	21	12	8	5	1	79
Service agreements (3)	2	—	—	—	—	—	2
Purchase obligations (4)	338	—	—	—	—	—	338
Subordinated convertible debentures (5)	9	9	9	9	9	303	348

Total	$694	$309	$402	$468	$273	$2,664	$4,810

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements.”
(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of December 31, 2006.
(3)	These represent service agreements with third parties to operate the distribution centers associated with contractor supplies.
(4)	As of December 31, 2006, we had outstanding purchase orders with our equipment and inventory suppliers. These purchase orders, which were negotiated in the ordinary course of business, aggregate approximately $338. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2007.
(5)	Includes interest payments.

Certain Information Concerning Restricted Stock. We have granted to employees other than executive officers and directors approximately 179,000 shares of restricted stock that have not yet vested. The shares vest in 2007 or 2008 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his or her stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $17.20 per share with respect to approximately 136,000 shares scheduled to vest in 2007 and (ii) $19.86 per share with respect to approximately 43,000 shares scheduled to vest in 2008.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $8. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of December 31, 2006 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

Relationship Between Holdings and URNA. Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, URNA, and subsidiaries of URNA. Holdings provides certain services to URNA in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URNA and its subsidiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable rate debt and (ii) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of December 31, 2006, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an agreement notional amount of $329. The effect of the swap agreements were, at December 31, 2006, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent Notes through 2012, (ii) $375 of our 7 percent Notes through 2013, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013. Certain of these swaps contain mutual put provisions which allow either party to terminate the swap for the market value of the swap as of certain specified dates between 2007 and 2009. In February 2007, swaps with a notional of $250 were modified and, as a result, these swaps will be de-designated as fair value hedges. Accordingly, there may be volatility in our future earnings.

As of December 31, 2006, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.4 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes $137 of borrowings under our revolving Canadian facility, $25 of borrowings under our accounts receivable securitization facility, $1.2 billion in swaps and $1 of term loans not subject to an interest rate cap. The weighted-average interest rates applicable to our variable rate debt on December 31, 2006 were (i) 6.2 percent for the revolving credit facility (which represents the Canadian rate, since the amount outstanding was Canadian borrowings), (ii) 5.4 percent for borrowings outstanding related to the accounts receivable securitization facility, (iii) 8.1 percent for the debt subject to our swap agreements and (iv) 7.4 percent for the term loan. As of December 31, 2006, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $9 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. Additionally, the amount of our variable rate indebtedness may fluctuate based on changes in our interest rate swaps and caps portfolio. All such derivatives are entered into for hedging, as opposed to speculative, purposes. All of our interest rate cap agreements terminate in June 2007. For additional information concerning the terms of our variable rate debt, see note 10 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2006 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of December 31, 2006. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders of

United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Rentals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 26, 2007

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2006	2005
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$119	$316
Accounts receivable, net of allowance for doubtful accounts of $34 at December 31, 2006 and $41 at December 31, 2005	502	511
Inventory	139	155
Assets of discontinued operation	107	154
Prepaid expenses and other assets	56	72
Deferred taxes	82	196

Total current assets	1,005	1,404

Rental equipment, net	2,561	2,319
Property and equipment, net	359	306
Goodwill and other intangible assets, net	1,376	1,361
Other long-term assets	65	80

Total assets	$5,366	$5,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$37	$27
Accounts payable	218	223
Accrued expenses and other liabilities	322	268
Liabilities related to discontinued operation	22	23

Total current liabilities	599	541

Long-term debt	2,519	2,903
Subordinated convertible debentures	146	222
Deferred taxes	463	458
Other long-term liabilities	101	117

Total liabilities	3,828	4,241

Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$1,000 per share liquidation preference, 300,000 shares issued and outstanding at December 31, 2006 and 2005	—	—
Series D perpetual convertible preferred stock—$1,000 per share liquidation preference, 150,000 shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 81,178,663 and 77,302,915 shares issued and outstanding, respectively, at December 31, 2006 and 2005	1	1
Additional paid-in capital	1,421	1,345
Deferred compensation	—	(12)
Retained earnings (accumulated deficit)	69	(155)
Accumulated other comprehensive income	47	50

Total stockholders’ equity	1,538	1,229

	$5,366	$5,470

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Equipment rentals	$2,530	$2,338	$2,058
Sales of rental equipment	335	304	272
New equipment sales	232	205	177
Contractor supplies sales	385	301	202
Service and other revenues	158	140	126

Total revenues	3,640	3,288	2,835

Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,137	1,094	977
Depreciation of rental equipment	408	386	370
Cost of rental equipment sales	237	223	196
Cost of new equipment sales	191	168	146
Cost of contractor supplies sales	302	231	148
Cost of service and other revenue	76	71	65

Total cost of revenues	2,351	2,173	1,902

Gross profit	1,289	1,115	933
Selling, general and administrative expenses	613	553	449
Restructuring charge	—	—	(4)
Non-rental depreciation and amortization	50	38	41

Operating income	626	524	447
Interest expense, net	208	181	327
Interest expense—subordinated convertible debentures	13	14	14
Other (income) expense, net	—	(2)	6

Income from continuing operations before provision for income taxes	405	331	100
Provision for income taxes	156	129	28

Income from continuing operations	249	202	72
Loss from discontinued operations, net of taxes	(25)	(15)	(156)

Net income (loss)	$224	$187	$(84)

Basic earnings (loss) available to common stockholders:
Income from continuing operations	$2.58	$2.13	$0.77
Loss from discontinued operations	(0.26)	(0.16)	(1.65)

Net income (loss)	$2.32	$1.97	$(0.88)

Diluted earnings (loss) available to common stockholders:
Income from continuing operations	$2.28	$1.93	$0.71
Loss from discontinued operations	(0.22)	(0.13)	(1.50)

Net income (loss)	$2.06	$1.80	$(0.79)

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income
			Number of Shares	Amount
January 1, 2004	$—	$—	77	$1	$1,330	$(26)	$(258)		$22
Comprehensive income (loss):
Net loss							(84)	$(84)
Other comprehensive income (loss):
Foreign currency translation adjustments								17	17
Derivatives qualifying as hedges, net of taxes of $1								(2)	(2)

Comprehensive loss								$(69)

Issuance of common stock under deferred compensation plans, net of forfeitures			1	—	13	(13)
Exercise of common stock options and warrants					7
Amortization of stock compensation					2	20
Tax benefit related to vesting of restricted stock					1
Shares repurchased and retired					(4)

Balance December 31, 2004	$—	$—	78	$1	$1,349	$(19)	$(342)		$37

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance December 31, 2004	$—	$—	78	$1	$1,349	$(19)	$(342)		$37
Comprehensive income (loss):
Net income							187	$187
Other comprehensive income (loss):
Foreign currency translation adjustments								10	10
Derivatives qualifying as hedges, net of taxes of $2								3	3

Comprehensive income								$200

Issuance of common stock under deferred compensation plans, net of forfeitures					2	(2)
Exercise of common stock options and warrants					1
Amortization of stock compensation					1	9
Tax benefit relating to vesting of restricted stock and options					1
Founders shares repurchased and retired			(1)		(2)
Shares repurchased and retired			—	—	(6)
Forfeiture of stock compensation					(1)

Balance December 31, 2005	$—	$—	77	$1	$1,345	$(12)	$(155)		$50

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance December 31, 2005	$—	$—	77	$1	$1,345	$(12)	$(155)		$50
Comprehensive income (loss):
Net income							224	$224
Other comprehensive income (loss):
Foreign currency translation adjustments								(2)	(2)
Derivatives qualifying as hedges, net of taxes of $1								(1)	(1)

Comprehensive income								$221

Reclassification of unearned stock compensation in connection with adoption of FAS 123 (R)					(12)	12
Exercise of common stock options and warrants			4		78
Amortization of stock compensation					16
Shares repurchased and retired					(6)

Balance December 31, 2006	$—	$—	81	$1	$1,421	$—	$69		$47

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In millions)
Cash Flows From Operating Activities:
Net income (loss)	$224	$187	$(84)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	487	454	445
Gain on sales of rental equipment	(100)	(82)	(78)
Gain on sales of non-rental equipment	(6)	(3)	(2)
Amortization of deferred compensation	16	8	22
Restructuring and asset impairment charge	—	—	(1)
Goodwill impairment	—	—	139
Loss on sale of discontinued operations	37	—	—
Repurchase premiums for debt refinancing	—	—	151
Write-off of deferred financing fees and unamortized premiums on interest rate caps	9	—	—
Non-cash adjustments to equipment	10	27	30
Increase (decrease) in deferred taxes	119	112	(8)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6	(78)	10
Decrease (increase) in inventory	21	(54)	(19)
Decrease (increase) in prepaid expenses and other assets	10	(5)	34
Decrease (increase) in accounts payable	14	(6)	62
Decrease in accrued expenses and other liabilities	11	69	24

Net cash provided by operating activities	858	629	725

Cash Flows From Investing Activities:
Purchases of rental equipment	(879)	(757)	(600)
Purchases of non-rental equipment	(86)	(66)	(49)
Proceeds from sales of rental equipment	338	307	275
Proceeds from sales of non-rental equipment	18	12	9
Purchases of other companies	(39)	(40)	(102)
Proceeds from sale-leaseback transactions	—	—	23
Proceeds from sales of rental locations	—	3	—

Net cash used in investing activities	(648)	(541)	(444)

Cash Flows From Financing Activities:
Proceeds from debt, including borrowings under accounts receivable securitization facility	265	—	2,211
Payments on debt	(669)	(39)	(2,225)
Purchase of interest rate caps	—	—	(14)
Payments of financing costs	—	(35)	(37)
Proceeds from the exercise of common stock options	78	2	6
Shares repurchased and retired	(4)	(8)	(5)
Proceeds received in conjunction with partial termination of interest rate caps	3	—	—
Subordinated convertible debentures repurchased and retired, including premium paid of $1	(77)	—	—

Net cash used in financing activities	(404)	(80)	(64)
Effect of foreign exchange rates	(3)	5	7

Net (decrease) increase in cash and cash equivalents	(197)	13	224
Cash and cash equivalents at beginning of year	316	303	79

Cash and cash equivalents at end of year	$119	$316	$303

Supplemental disclosure of cash flow information:
Cash paid for interest	$218	$197	$175
Cash paid for taxes, net of refunds	17	8	(10)

Supplemental schedule of non-cash investing and financing activities
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$39	$43	$119
Less: liabilities assumed	—	(3)	(17)

Net cash paid	$39	$40	$102

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1.    Organization, Basis of Presentation and Consolidation

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

The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity. Certain reclassifications of prior year amounts, including the reclassification of the amortization of deferred financing costs from non-rental depreciation and amortization to interest expense, net, the reclassification of certain customer rebates from selling, general and administration expenses to contra revenue, the reclassification of the depreciation expense for certain vehicles from non-rental depreciation and amortization to depreciation of rental equipment and the presentation of our 2005 consolidated balance sheet on a classified basis, have been made to conform to the current year presentation.

In December 2006, we entered into a definitive agreement to sell our traffic control business. As the held for sale and discontinued operations criteria were met, the operations of traffic control are reflected as discontinued operations for all periods presented.

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

Inventory

Inventory consists of new equipment, merchandise and contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, on either a specific identification, weighted average or first-in, first-out method.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Rental Equipment

Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of operations. Repair and maintenance expense for our rental equipment was $233, $210 and $198, for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. As discussed in note 8, goodwill is tested for impairment on at least an annual basis. Prior to January 1, 2004, we tested for goodwill impairment on a branch-by-branch basis. Accordingly, a goodwill write-off was required even if only one or a limited number of our branches had an impairment as of the testing date and even if there was no impairment for all our branches on an aggregate basis. Commencing January 1, 2004, we began testing for goodwill impairment at a regional, rather than a branch, level. We began testing for impairment at this level because Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires that goodwill impairment testing be performed at the reporting unit level. In 2004, following a reorganization of our reporting structure, our regions became our reporting units.

Other Intangible Assets

Other intangible assets consist of non-compete agreements and customer-related intangibles (specifically customer relationships). The non-compete agreements are being amortized on a straight-line basis over periods ranging from 2 to 10 years. The customer relationships are being amortized on a straight-line basis over periods ranging from 5 to 12 years.

Long-Lived Assets

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, we assess the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates the carrying value of these assets may not be recoverable, as determined by an undiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value.

Derivative Financial Instruments

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

whether or not it qualifies as a hedge. We periodically use derivative financial instruments in the management of our interest rate and foreign currency exposures. Derivative financial instruments are not used for trading or speculative purposes.

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

Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan are determined using current interest rates for similar instruments as of December 31, 2006 and 2005 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of our other financial instruments at December 31, 2006 and 2005 have been calculated based upon available market information and are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$146	$142	$222	$192
Senior and senior subordinated notes	2,044	2,070	2,044	1,997
Other debt	20	15	12	9

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

Advertising Expense

We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio, direct mail and sports sponsorships. Advertising costs are generally expensed as incurred.

Insurance

We are insured for general liability, workers’ compensation, and automobile liability, subject to deductibles, or self-insured retentions, per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2006. Losses within these deductible amounts are accrued based upon

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The company is also self insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $330,000 (actual dollars).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include goodwill impairment charges, allowance for doubtful accounts, useful lives for depreciation and amortization, deferred income taxes, reserves for claims, loss contingencies and fair values of financial instruments. Actual results could materially differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than 1 percent of total revenues in each of 2006 and 2005 and no single customer represented greater than 1 percent of total accounts receivable at December 31, 2006 and 2005. We control credit risk through credit approvals, credit limits and other monitoring procedures.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which establishes accounting for stock-based awards exchanged for employee services. FAS 123(R) provides that stock-based compensation costs be measured at the grant date based on the fair value of the award and recognized as an expense over the requisite service period. Determining the fair-value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. We adopted FAS 123(R) using the modified-prospective transition method, and therefore we did not restate the results of prior periods. The adoption of FAS 123(R) did not have a material impact on our financial statements. FAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of FAS 123(R), such excess tax benefits were presented as operating cash flows.

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

Prior to January 1, 2006, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” we did not recognize compensation expense relating to employee stock options because the exercise price was equal to or greater than the fair market value (as defined under the relevant award plan) of our stock at the date of grant. If we had elected to recognize compensation expense using a fair value approach, our pro forma income and earnings per share for the years ended December 31, 2005 and 2004 would have been as follows:

	December 31
	2005	2004
Net income (loss), as reported	$187	$(84)
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	5	13
Less: Stock-based compensation expense determined using the fair value method, net of tax	(6)	(17)

Pro forma net income (loss)	$186	$(88)

Net income (loss) available to common stockholders per share-basic:
As reported	$1.97	$(0.88)
Pro forma	$1.96	$(0.93)
Net income (loss) available to common stockholders per share-diluted:
As reported	$1.80	$(0.79)
Pro forma	$1.79	$(0.83)

The weighted average fair value of options granted was $8.18 and $7.33 during 2005 and 2004, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. We used a risk-free interest rate average of 3.9 and 2.9 in 2005 and 2004, respectively, a volatility factor for the market price of our common stock of 60 percent and 62 percent in 2005 and 2004, respectively, and a weighted-average expected life of options of approximately three years in 2005 and 2004. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options’ vesting period.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FAS 109, “Accounting for Income Taxes”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not expect there will be any material impact on the income tax benefits we have recognized in our financial statements as a result of this interpretation.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement provides a single definition of fair value, together with a framework for measuring it, and requires new additional disclosure about the use of fair value to measure assets and liabilities. This statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

with the highest priority being quoted prices in active markets. While this statement does not add any new fair value measurements, it may change current practice. We are currently evaluating the potential impact of this statement.

3.    Discontinued Operations

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc. (“HTS”), an entity newly-formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. In connection with this transaction, we recorded an after-tax loss on sale in 2006 of $24. Traffic control was previously presented as a separate reporting segment. The transaction closed in February 2007 and we received net proceeds of $68.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of our traffic control business have been reported within discontinued operations in the consolidated statements of operations, and prior period consolidated statements of operations have been recast. The assets and liabilities associated with the traffic control business have also been classified separately in our consolidated balance sheets. The segment results in note 4 and the condensed consolidating statements in note 19 also reflect the reclassification of traffic control to discontinued operations. The 2006 consolidated statement of cash flows does not separately report the cash flows of the discontinued operations. Interest expense of $4 has been allocated to the traffic control operations for each of the three years in the period ended December 31, 2006. The interest expense allocation to discontinued operations is based on the expected proceeds from the sale as well as our average cost of debt. General corporate overhead costs previously allocated to traffic control when it was presented as a reportable segment have been reclassified and reflected in continuing operations.

Summarized results of operations for traffic control are as follows:

	Year Ended December 31,
	2006	2005	2004(1)
Revenues	$280	$270	$255

Income (loss) from operation before income taxes	$1	$(21)	$(188)
Loss on sale	(37)	—	—
Income tax benefit	11	6	32

Loss from discontinued operation, net of taxes	$(25)	$(15)	$(156)

(1)	2004 results include a $139 pre-tax goodwill impairment charge.

The following is a summary of the assets and liabilities of traffic control as of December 31:

	2006	2005
Assets
Accounts receivable, net	$65	$61
Rental equipment, net	11	32
Property and equipment, net	14	40
Other assets	17	21

Total assets of discontinued operation	107	154

Liabilities
Accounts payable	7	10
Accrued expenses and other liabilities	15	13

Total liabilities related to discontinued operation	22	23

Net assets of discontinued operation	$85	$131

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

In conjunction with the sale, we retained financial responsibility for deductibles and self-insured retentions associated with casualty insurance programs (workers’ compensation, automobile liability and general liability) covering the traffic control business with respect to claims arising from loss occurrences prior to closing. These liabilities are not being assumed by the purchaser. We are not liable for these types of liabilities associated with the traffic control business which arise subsequent to the sale. The aggregate amount of these retained liabilities as of December 31, 2006 was $30 and is included in accrued expenses and other liabilities and other long-term liabilities in the consolidated balance sheet.

4.    Segment Information

Our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in note 2. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to our segments based on the actual amount of costs incurred in the prior year for SG&A and equipment rental revenue generating activities. As discussed in note 3 to our consolidated financial statements, traffic control, which was previously presented as a reporting segment, is now presented within discontinued operations. In conjunction with this presentation, general corporate overhead costs previously allocated to traffic control based on our management reporting have been reclassified to continuing operations and reflected within the operating results of general rentals and trench safety, pump and power, our remaining reportable segments. Prior period segment results have been recast to reflect this presentation. Additionally, in 2006, we determined the amount of self-insurance costs attributable to our traffic control operations exceeded the amount of such costs allocated to these operations and, as a result, have reflected more of these costs within discontinued operations than were previously allocated to traffic control when it was a reportable segment. Prior period segment results have been recast to reflect this presentation. The current methodology for allocating self-insurance costs, which includes our estimated exposures for general liability, workers’ compensation and automobile liability, reflects the risk profiles of our segments and is based on actuarially performed analyses. As a result of these changes, approximately $16, $15 and $15 of corporate overhead costs for 2006, 2005 and 2004, respectively, that otherwise would have been allocated to traffic control have been reflected in our reportable segment operating income and approximately $9, $11 and $4 of self-insurance costs for 2006, 2005 and 2004, respectively, that would have been allocated to our reportable segments under our prior allocation methodology have been presented within discontinued operations.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The following table sets forth financial information by segment. Information related to our consolidated balance sheets is presented as of December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005	2004
Total reportable segment revenues
General rentals	$3,423	$3,108	$2,705
Trench safety, pump and power	217	180	130

Total revenues	$3,640	$3,288	$2,835

Total reportable segment depreciation and amortization expense
General rentals	$435	$404	$395
Trench safety, pump and power	23	20	16

Total depreciation and amortization expense	$458	$424	$411

Reportable segment operating income
General rentals	$568	$477	$417
Trench safety, pump and power	58	47	30

Segment operating income	$626	$524	$447

Total capital expenditures
General rentals	$900	$763	$590
Trench safety, pump and power	51	38	35
Assets of discontinued operation	14	22	24

Total capital expenditures	$965	$823	$649

Total assets
General rentals	$5,112	$5,200
Trench safety, pump and power	147	116
Assets of discontinued operation	107	154

Total assets	$5,366	$5,470

We operate in the United States, Canada and Mexico. Geographic area information for the years ended December 31, 2006, 2005 and 2004 is as follows, except for balance sheet information which is presented as of December 31, 2006 and 2005 only:

	Year ended December 31,
	2006	2005	2004
Reportable segment revenues from external customers
Domestic	$3,260	$2,960	$2,585
Foreign (primarily Canada)	380	328	250

Total revenues from external customers	$3,640	$3,288	$2,835

Rental equipment, net
Domestic	$2,318	$2,099
Foreign	243	220

Total consolidated rental equipment, net	$2,561	$2,319

Property and equipment, net
Domestic	$329	$285
Foreign	30	21

Total consolidated property and equipment, net	$359	$306

Goodwill and other intangible assets, net
Domestic	$1,242	$1,214
Foreign	134	147

Total consolidated goodwill and other intangible assets, net	$1,376	$1,361

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

5.    Rental Equipment

Rental equipment consists of the following:

	December 31,
	2006	2005
Rental equipment	$3,760	$3,410
Less accumulated depreciation	(1,199)	(1,091)

Rental equipment, net	$2,561	$2,319

6.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
Land	$91	$62
Buildings	152	128
Non-rental vehicles	71	83
Machinery and equipment	42	35
Furniture and fixtures	101	91
Leasehold improvements	100	88

	557	487
Less accumulated depreciation and amortization	(198)	(181)

Property and equipment, net	$359	$306

7.    Acquisitions

We completed two, two and three acquisitions during the years ended December 31, 2006, 2005 and 2004, respectively. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from their respective acquisition dates.

In March 2006, we acquired the equipment and assets of Handy Rent-All Center, which had annual revenues of approximately $16. The aggregate purchase price for this acquisition was approximately $23. In June 2006, we acquired the equipment and assets of D. Larry Carter, Inc., which had annual revenues of approximately $10. The aggregate purchase price for this acquisition was approximately $18.

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The purchase prices for all acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. Purchase price allocations are subject to change when additional information concerning asset and liability valuations is completed. The preliminary purchase price allocations that are subject to change primarily consist of intangible assets as well as rental and non-rental equipment valuations. These allocations are finalized within twelve months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

8.    Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2006:

	General rentals	Trench safety, pump and power	Total
Balance at January 1, 2004	$1,202	$70	$1,272
Goodwill related to acquisitions	35	—	35
Foreign currency translation and other adjustments	(14)	—	(14)

Balance at December 31, 2004	1,223	70	1,293
Goodwill related to acquisitions	4	27	31
Foreign currency translation and other adjustments	4	—	4

Balance at December 31, 2005	1,231	97	1,328
Goodwill related to acquisitions	21	(12)	9
Foreign currency translation and other adjustments	1	—	1

Balance at December 31, 2006	$1,253	$85	$1,338

We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets primarily consist of customer relationships and non-compete agreements. Intangible assets were comprised of the following at December 31, 2006 and 2005:

	Average Remaining Amortization Period		As of December 31, 2006
	2006	2005	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	26 months	18 months	$21	$19	$2
Customer relationships	7 years	9 years	$49	$13	$36

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	$21	$18	$3
Customer relationships	$40	$10	$30

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Amortization expense for other intangible assets was $4, $5 and $4 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2007	$5
2008	5
2009	5
2010	4
2011	4
Thereafter	15

$38

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2006	2005
Self-insurance accruals	$50	$47
Accrued compensation	88	50
Financial derivative instruments	12	—
Property and income taxes payable	27	17
Interest payable	47	45
Deferred revenue	16	12
Accrued benefit costs	14	12
Deferred Rent	9	8
Professional fees	7	11
Restructuring reserves	3	5
Other (1)	49	61

Accrued expenses and other liabilities	$322	$268

(1)	Other includes multiple items, none of which is individually significant.

Other long-term liabilities consist of the following:

	December 31,
	2006	2005
Self-insurance accruals	$49	$41
Financial derivative instruments	44	54
Other	8	22

	$101	$117

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

10.    Debt

Debt consists of the following:

	December 31,
	2006	2005
Revolving Credit Facility, interest payable at a weighted average rate of 6.2 and 5.3 percent at December 31, 2006 and 2005, respectively	$137	$137
Term Loan, interest payable at 7.4 and 6.6 percent at December 31, 2006 and 2005, respectively	330	737
7 3/4 percent Senior Subordinated Notes, interest payable semi-annually	525	525
7 percent Senior Subordinated Notes, interest payable semi-annually	375	375
6 1/2 percent Senior Notes, interest payable semi-annually	1,000	1,000
1 7/8 percent Convertible Senior Subordinated Notes, interest payable semi-annually	144	144
Accounts receivable securitization facility	25	—
Other debt, including capital leases	20	12

Total debt	2,556	2,930
Less current portion	(37)	(27)

Long-term debt	$2,519	$2,903

Senior Secured Credit Facility. URNA’s senior secured credit facility, as amended and restated, includes a (i) $650 revolving credit facility, (ii) $150 institutional letter of credit facility and (iii) $750 term loan. The revolving credit facility, institutional letter of credit facility and term loan are governed by the same credit agreement. URNA’s obligations under the credit facility are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries and are secured by liens on substantially all of the assets of URNA, Holdings and URNA’s domestic subsidiaries. Set forth below is certain additional information concerning the amended and restated facility.

Revolving Credit Facility. The revolving credit facility enables URNA to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of December 31, 2006, the outstanding borrowings under this facility were $137 and utilized letters of credit were $21. All outstanding borrowings under the revolving credit facility at December 31, 2006 were Canadian subsidiary borrowings.

U.S. dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 6.2 at December 31, 2006.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

URNA is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of December 31, 2006, the outstanding letters of credit under the ILCF were approximately $150.

URNA is required to pay a fee which accrues at the rate of 0.1 percent per annum on the amount of the ILCF. In addition, URI is required to pay participation and other fees in respect of letters of credit. For letters of credit obtained under both the ILCF and the revolving credit facility, these fees accrue at the rate of 2.40 percent and 1.90 percent per annum, respectively.

Term Loan. The term loan was obtained in two draws. An initial draw of $550 was made upon the closing of the credit facility in February 2004 and an additional draw of $200 was made in April 2004.

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URNA must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1 percent of the original aggregate principal amount of the term loan reduced pro-rata by the $400 prepayment referred to below and (ii) URNA must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and at maturity on February 14, 2011 an amount equal to 23.5 percent of the original aggregate principal amount of the term loan reduced pro-rata by the $400 prepayment referred to below. In 2006, we prepaid $400 of our outstanding term loan. Contemporaneous with this term loan prepayment, we terminated a portion of our interest rate caps that were hedging our interest rate exposures on our term loan. Amounts repaid in respect of the term loan may not be reborrowed.

Borrowings under the term loan accrue interest, at URNA’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 7.4 percent at December 31, 2006.

Covenants. Under the agreement governing the senior secured credit facility, we are required to, among other things, satisfy certain financial tests relating to: (a) interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. We are also subject to various other covenants under the agreement governing the credit facility. These covenants require us to timely file audited annual and quarterly financial statements and limit or restrict, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, and engage in mergers, acquisitions and dispositions. If we are unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require us to repay the outstanding borrowings under the credit facility. If at any time an event of default under the senior secured credit facility exists, the interest rate applicable to each revolving and term loan will be based on the highest margins provided for.

7 3/4 percent Senior Subordinated Notes. In November 2003, URNA issued $525 million aggregate principal amount of 7 3/4 percent Senior Subordinated Notes (the “7 3/4 percent Notes”) which are due November 15, 2013. The net proceeds from the sale of the 7 3/4 percent Notes were $523 million (after deducting the initial purchasers’ discount and offering expenses). The 7 3/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 7 3/4 percent Notes may be redeemed on or after November 15, 2008, at specified redemption prices that range

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

from 103.875 percent in 2008 to 100.0 percent in 2011 and thereafter. The indenture governing the 7 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) our ability to consolidate, merge or sell all or substantially all of our assets, as well as a requirement to timely file periodic reports with the SEC.

7 percent Senior Subordinated Notes. In January 2004, URI issued $375 aggregate principal amount of 7 percent Senior Subordinated Notes (the “7 percent Notes”) which are due February 15, 2014. The net proceeds from the sale of the 7 percent Notes were approximately $369, after deducting offering expenses. The 7 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 7 percent Notes mature on February 15, 2014 and may be redeemed by URNA on or after February 15, 2009, at specified redemption prices that range from 103.5 percent in 2009 to 100.0 percent in 2012 and thereafter. The indenture governing the 7 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) our ability to consolidate, merge or sell all or substantially all of our assets, as well as a requirement to timely file periodic reports with the SEC.

6 1/2 percent Senior Notes. In February 2004, URNA issued $1 billion aggregate principal amount of 6 1/2 percent Senior Notes (the “6 1/2 percent Notes”) which are due February 15, 2012. The net proceeds from the sale of the 6 1/2 percent Notes were approximately $985, after deducting offering expenses. The 6 1/2 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 6 1/2 percent Notes mature on February 15, 2012 and may be redeemed by URNA on or after February 15, 2008, at specified redemption prices that range from 103.25 percent in 2008 to 100.0 percent in 2010 and thereafter. The indenture governing the 6 1/2 percent Notes contains certain restrictive covenants, including limitations, among others, on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) our ability to consolidate, merge or sell all or substantially all of our assets and (ix) sale-leaseback transactions, as well as a requirement to timely file periodic reports with the SEC.

1 7/8 percent Convertible Senior Subordinated Notes. In October and December 2003, URNA issued approximately $144 million aggregate principal amount of 1 7/8 percent Convertible Senior Subordinated Notes (the “1 7/8 percent Convertible Notes”) which are due October 15, 2023. The net proceeds from the sale of the 1 7/8 percent Convertible Notes were approximately $140 million (after deducting the initial purchasers’ discount and offering expenses). The 1 7/8 percent Convertible Notes are unsecured and are guaranteed by Holdings. Holders of the 1 7/8 percent Convertible Notes may convert them into shares of common stock prior to their maturity at a current conversion price of approximately $22.25 per share (subject to further adjustment in certain circumstances), if (i) the price of our common stock reaches a specific threshold, (ii) the 1 7/8 percent Convertible Notes are called for redemption, (iii) specified corporate transactions occur or (iv) the trading price of the 1 7/8 percent Convertible Notes falls below certain thresholds. The 1 7/8 percent Convertible Notes mature on October 15, 2023 and may be redeemed on or after October 20, 2010, at 100.0 percent of the principal amount. Holders of the 1 7/8 percent Convertible Notes may require URNA to repurchase all or a portion of the 1 7/8 percent Convertible Notes in cash on each of October 15, 2010, October 15, 2013 and October 15, 2018 at 100 percent of the principal amount of the 1 7/8 percent Convertible Notes to be repurchased.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Accounts Receivable Securitization Facility. In October 2006, we amended our existing accounts receivable securitization facility. The amended facility provides for generally lower borrowing costs and the facility size has been increased from $200 to $300. Additionally, the maturity was extended from May 2009 to October 2011. Borrowings under the amended facility will continue to be reflected as debt on our consolidated balance sheets. Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lenders’ only source of repayment;

•

after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and

•

the facility contains standard termination events including, without limitation, a termination event if (i) the long-term senior secured rating of URI falls below either B+ from Standard & Poor’s Rating Services (“S&P”) or B2 from Moody’s Investors Service (“Moody’s”) or (ii) our New Credit Facility is terminated. At December 31, 2006, the Company’s long-term senior secured debt was rated BB- by S&P and Ba1 by Moody’s.

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. We are also required to pay a commitment fee based on our Funded Debt to Cash Flow ratio. This commitment fee was 22.5 basis points (0.225 percent) at December 31, 2006.

Loan Covenants and Compliance

As of December 31, 2006, we were in compliance with the covenants and other provisions of our senior secured credit facility, the senior notes, the QUIPS and our accounts receivable securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

We consider our most restrictive covenant to be the Minimum Interest Coverage ratio, which is the ratio of our consolidated net income to our interest expense, as defined in our senior secured credit facility. The minimum amount permitted under this covenant is 1.65 to 1.0 and our actual Minimum Interest Coverage ratio for the year ended December 31, 2006 was 2.40 to 1.0.

Interest Rate Swap and Cap Agreements. As of December 31, 2006, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of these agreements was to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of: (i) $445 of our 6 1/2 percent Notes through 2012, (ii) $375 of our 7 3/4 percent senior subordinated notes through 2013 and (iii) $375 of our 7 percent Notes through 2013. These swap agreements which convert our fixed rate notes to floating rate instruments are designated as fair value hedges. Changes in the fair values of our fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded on the statements of operations. There was no ineffectiveness related to our fair value hedges. As of December 31, 2006, we had an unrealized loss of $56, based upon the fair value of our fair value hedges. Certain of these swaps contain mutual put provisions which allow either party to terminate the swap for the market value of the swap as of certain specified dates between 2007 and 2009. In February 2007, swaps with a notional of $250 were modified and, as a result, these swaps will be de-designated as fair value hedges.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2006, we had interest rate cap agreements that effectively limit the interest rate on $329 of our term loan. The cap agreements, which are designated as cash flow hedges, terminate in June 2007. Changes in the fair values of our cash flow hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. There was no ineffectiveness related to our cash flow hedges. As of December 31, 2006, we had an unrealized gain of $1 based upon the fair value of our cash flow hedges.

Maturities. Maturities of the Company’s debt for each of the next five years and thereafter at December 31, 2006 are as follows:

2007	$37
2008	22
2009	154
2010	250
2011	85
Thereafter	2,008

Total	$2,556

11.    Subordinated Convertible Debentures

The subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary that has issued preferred securities. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust.

In August 1998, a subsidiary trust (the “Trust”) of Holdings issued and sold $300 of QUIPS in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent convertible subordinated debentures due 2028 (the “Debentures”) which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into the Company’s common stock. The initial convertible rate was 1.146 shares of common stock per preferred security (equivalent to an initial conversion price of $43.63 per share).

In August and October 2006, we announced redemptions of an aggregrate of $76 of QUIPS. The redemption price was 101.3%. In conjunction with the redemptions, we retired $76 of our Debentures. The redemptions were funded with the proceeds of stock option exercises received during 2006. As of December 31, 2006 and 2005, the aggregate amount of Debentures outstanding was $146 and $222, respectively.

Holders of the QUIPS are entitled to preferential cumulative cash distributions from the Trust at an annual rate of 6 1/2 percent of the liquidation value, accruing from the original issue date and payable quarterly in arrears beginning February 1, 1999. The distribution rate and dates correspond to the interest rate and payment dates on the Debentures. Holdings may defer quarterly interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the maturity date of the Debentures. If Holdings’ quarterly interest payments on the Debentures are deferred, so are the corresponding cash distribution payments on the QUIPS. During any period in which Holdings is deferring its quarterly interest payments, Holdings will be prohibited from paying dividends on any of its capital stock or making principal, interest or other payments on debt securities that rank pari passu with or junior to the Debentures.

Holdings has executed a guarantee with regard to payment of the QUIPS to the extent that the Trust has insufficient funds to make the required payments.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

12.    Income Taxes

The components of the provision for income taxes from continuing operations for each of the three years in the period ended December 31, 2006 are as follows:

	Year ended December 31,
	2006	2005	2004
Current
Federal	$10	$6	$—
Foreign	10	3	2
State and local	6	3	2

	26	12	4

Deferred
Federal	$117	$93	$28
Foreign	3	8	2
State and local	10	16	(6)

	130	117	24

Total	$156	$129	$28

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to income from continuing operations before provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2006	2005	2004
Computed tax at statutory tax rate	$142	$113	$35
State income taxes, net of federal tax benefit	10	12	(3)
Non-deductible expenses and other	5	2	(2)
Foreign taxes	(1)	2	(2)

	$156	$129	$28

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2006			December 31, 2005
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$70	$35	$105	$74	$32	$106
Net operating loss and credit carryforwards	24	50	74	134	71	205

Total Deferred Tax Assets	94	85	179	208	103	311

Property and equipment	—	(510)	(510)	—	(563)	(563)
Valuation Allowance	(12)	(8)	(20)	(12)	(6)	(18)
Intangibles	—	(30)	(30)	—	8	8

Total Deferred Tax Liability	(12)	(548)	(560)	(12)	(561)	(573)

Total deferred income tax asset (liability)	$82	$(463)	$(381)	$196	$(458)	$(262)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

For financial reporting purposes, income from continuing operations before income taxes for our foreign subsidiaries was $42, $34 and $20 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, unremitted earnings of foreign subsidiaries were approximately $65. Since it is our intention to indefinitely reinvest these earnings, no United States taxes have been provided for these amounts. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

We have net operating loss carryforwards (“NOL’s”) of $41 for federal income tax purposes that expire from 2012 through 2024. We have not recorded a valuation allowance against this deferred tax asset because it is deemed more likely than not that such benefit will be realized in the future. We have NOL’s of $970 for state income tax purposes that expire from 2007 through 2026. We have recorded a valuation allowance against this deferred asset of $19 and $18 as of December 31, 2006 and 2005, respectively. For comparative purposes, the components of deferred tax assets and liabilities at December 31, 2005 have been revised to reflect an increase in state net operating loss carryforwards offset by a corresponding increase in the valuation allowance. We have foreign tax credit carryforwards that expire from 2009 through 2016. We have recorded a valuation allowance against this deferred asset of $1 as of December 31, 2006.

13.    Commitments and Contingencies

SEC Non-Public Fact Finding Inquiry and Special Committee Review

On August 25, 2004, the Company received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of the Company’s documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC stated that the inquiry did not mean that the SEC had concluded that the Company or anyone else had broken the law or that the SEC had a negative opinion of any person, entity or security. The inquiry appeared to relate to a broad range of the Company’s accounting practices and was not confined to a specific period.

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

The Company has provided documents in response to the SEC subpoenas to the SEC or to the Special Committee, which has, in turn, provided documents to the SEC. The Company is cooperating fully with the SEC in complying with the subpoenas. The Company is also responding to the SEC’s informal requests for information. The Company has also received requests for information informally and by subpoena from the U.S. Attorney’s office for the District of Connecticut. The Company is also cooperating fully with the U.S. Attorney’s office requests. We cannot predict the outcome of these inquiries, whether any proceeding relating to them will be brought or when these matters might be resolved.

Shareholder Class Action Lawsuits and Derivative Litigation

In August 2004 the Company received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. Following the Company’s public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits initially sought to sue on behalf of a purported class comprised of purchasers of the Company’s securities from October 23, 2003 to August 30, 2004. The lawsuits initially named as the defendants the Company, its chairman, its vice chairman and chief executive officer, its former

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

president and chief financial officer, and its former corporate controller. These initial complaints alleged, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each action asserted claims (a) against all defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of the Exchange Act. The complaints sought unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, lead plaintiff filed a consolidated amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, (b) amends the purported class period to include purchasers of the Company’s securities from February 28, 2001 to August 30, 2004 and (c) names as an additional defendant the Company’s first chief financial officer. In September 2006, the Company and certain of the individual defendants moved to dismiss the consolidated amended complaint in this action. Briefing with respect to these motions is now complete. The Company intends to continue to defend against this action vigorously. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In January 2005 an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., names as defendants certain of the Company’s current and/or former directors and/or officers, and names the Company as a nominal defendant. The complaint asserts, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the motions to dismiss in the purported shareholder class actions.

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

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Brundridge action filed an amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, and (b) names as an additional defendant the Company’s former president and chief financial officer and asserts the same claims against him as it previously asserted and continues to assert against the Company’s chairman and its vice chairman and chief executive officer. In September 2006, the Company and certain of the individual defendants moved to dismiss the amended complaint in this action. In December 2006, plaintiff in this action filed its opposition to these motions to dismiss. Subsequently, the parties agreed that the proceedings in this action will be stayed pending resolution of the motions to dismiss in the purported shareholder class actions. The parties’ agreement provides that any party may terminate the stay at any time on 30 days’ written notice to the Court and all other parties, and defendants will have an opportunity to submit reply papers in further support of their motions to dismiss this action after the termination of the stay.

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

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Gordon action filed an amended complaint, which (a) adds allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, and (b) names as additional defendants certain other of the Company’s current and/or former directors and/or officers. The amended complaint also asserts an additional claim against certain of the Company’s current and/or former directors for violation of Section 14(a) of the Exchange Act. In September 2006, the Company and certain of the individual defendants moved to dismiss the amended complaint in this action. Briefing with respect to these motions is now complete.

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

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuit, three purported shareholder derivative lawsuits, the SEC inquiry, the U.S. Attorney’s Office inquiry and related review of the Special Committee described above, the Company has advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $4.0. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

Operating Leases

We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2006:

	Real Estate Leases	Rental Equipment Leases	Non-rental Equipment Leases
2007	$79	$29	$32
2008	69	21	21
2009	58	9	12
2010	47	—	8
2011	39	—	5
Thereafter	140	—	1

	$432	$59	$79

As part of certain of our equipment operating leases, we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. We do not know at this time whether and to what extent the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that we may be required to pay under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $8. This potential liability was not reflected on our balance sheet as of December 31, 2006, or any prior date.

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $161, $167 and $150 for the years ended December 31, 2006, 2005 and 2004, respectively. Our real estate leases provide for varying terms, including leases subject to customary escalation clauses, and include 32 leases that are on a month-to-month basis and 34 leases that provide for a remaining term of less than one year and do not provide a renewal option.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Restricted Stock Awards

We have granted to employees other than executive officers and directors approximately 179,000 shares of restricted stock that have not yet vested. The shares vest in 2007 or 2008 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $17.20 per share with respect to approximately 136,000 shares scheduled to vest in 2007 and (ii) $19.86 per share with respect to approximately 43,000 shares scheduled to vest in 2008.

Employee Benefit Plans

We currently sponsor three defined contribution 401(k) retirement plans which are subject to the provisions of ERISA. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $8, $6 and $5 in 2006, 2005 and 2004, respectively.

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

14.    Preferred Stock

As of December 31, 2006 and 2005, we have two classes of preferred stock outstanding. In total, we are authorized to issue 5 million shares of preferred stock, $0.01 par value, of which an aggregate of 450,000 have been issued.

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

15.    Capital Stock

We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2006 and 2005, there were (i) 5.7 and 5.8 million shares of common stock reserved for the exercise of warrants, respectively, (ii) 6.4 and 10.5, million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (iii) 3.3 and 5.1 million shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17 million shares of common stock reserved for the issuance of Series C and Series D preferred stock and (v) 6.5 million shares of common stock reserved for the conversion of convertible debt, respectively.

Stock Option Plans: Prior to the amendment and restatement of our 2001 Senior Stock Plan, we maintained six plans which generally provide for the awarding of options, some or all of which may be “incentive stock options” within the meaning of the Internal Revenue Code, common stock and other equity-linked awards to our officers, directors, employees and others who render services to the Company: the United Rentals, Inc. 1997 Stock Option Plan, the 1997 Performance Award Plan of U.S. Rentals, Inc., the United Rentals, Inc. 1998 Stock Option Plan, the United Rentals, Inc. 1998 Supplemental Stock Option Plan, the United Rentals, Inc. 2001 Stock

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Plan and the United Rentals, Inc. 2001 Senior Stock Plan. In June 2006, our shareholders approved an amendment to the 2001 Senior Stock Plan pursuant to which 2.2 million shares then remaining available for grant under the other five plans were transferred and made available for grant under the 2001 Senior Stock Plan. This transfer, which did not change the aggregate number of shares authorized for issuance under our plans, was made in part because the 2001 Senior Stock Plan was one of only two plans that permitted the granting of restricted stock, as well as to streamline the grant process going forward by having all new awards issued under the same plan. As part of the amendment and restatement, the 2001 Senior Stock Plan was renamed the 2001 Comprehensive Stock Plan. As of December 31, 2006, 2.9 million shares were available for grant of stock and options.

Awards that were granted under our equity plans prior to the approval of our 2001 Comprehensive Stock Plan continue to be governed by the terms of the plan under which they were granted.

A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	12,263	$20.05
Granted	812	16.86
Exercised	(379)	14.12
Canceled	(1,405)	19.14

Outstanding as of December 31, 2004	11,291	19.79
Granted	157	18.99
Exercised	(63)	13.14
Canceled	(919)	18.46

Outstanding at December 31, 2005	10,466	19.93
Granted	304	29.22
Exercised	(3,914)	19.69
Canceled	(505)	24.45

Outstanding at December 31, 2006	6,351	$20.18

Exercisable at December 31, 2004	10,931	$19.98
Exercisable at December 31, 2005	10,273	$19.97
Exercisable at December 31, 2006	6,174	$20.11

As of December 31, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$ 5.00-$10.00	46	5.0	$9.80	46	$9.80
10.01- 15.00	2,059	2.1	12.57	2,057	12.57
15.01- 20.00	661	6.2	17.42	586	17.28
20.01- 25.00	2,461	5.2	21.99	2,411	22.00
25.01- 30.00	441	2.8	26.81	401	26.54
30.01- 35.00	407	2.0	31.76	397	31.75
35.01- 40.00	87	1.5	36.04	87	36.04
40.01- 45.00	184	1.7	43.93	184	43.93
45.01- 50.00	5	1.5	45.56	5	45.56

	6,351	3.7	$20.18	6,174	$20.11

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Warrants. As of December 31, 2006 and 2005, there were outstanding warrants to purchase an aggregate of 5.7 and 5.8 million shares of common stock, respectively. The weighted-average exercise price of the warrants was $12.04 and $12.03 per share as of December 31, 2006 and 2005, respectively. The warrants may be exercised through 2011.

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

16.    Related Party

We have from time to time purchased equipment and parts from and sold equipment to Terex Corporation (“Terex”) and expect to do so in 2007. One of our former directors (until June 2005) is chairman and chief executive officer of Terex. We purchased approximately $146, $157 and $124, of equipment and parts from Terex during 2006, 2005 and 2004, respectively. We also sold approximately $0, $7 and $12, of equipment to Terex during 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, amounts due to Terex were $11 and $10 and amounts due from Terex were $0 and $0, respectively.

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Full Year
For the year ended December 31, 2006:
Total revenues	$799	$919	$983	$939	$3,640
Gross profit	250	321	371	347	1,289
Income from continuing operations	25	59	88	77	249
Per share—basic	0.26	0.62	0.90	0.79	2.58
Per share—diluted	0.23	0.54	0.79	0.71	2.28
Net income	20	56	95	53	224

For the year ended December 31, 2005:
Total revenues	$688	$814	$896	$890	$3,288
Gross profit	199	268	333	315	1,115
Income from continuing operations	21	51	75	55	202
Per share—basic	0.21	0.54	0.79	0.59	2.13
Per share—diluted	0.20	0.49	0.70	0.53	1.93
Net income	12	50	76	49	187

(1)	As discussed further in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, during the fourth quarter of 2006, we recorded an after-tax loss of $24, reflected within discontinued operations, related to the sale of our traffic control business as well as a charge of $9 reflecting recent loss experience related to our estimated provision for self-insurance reserves. Additionally, during the fourth quarter of 2006, we completed our annual physical inventory inspections and determined that our reserve for inventory obsolescence and shrinkage was overstated. As a result of this change in estimate, we reduced our provision for inventory obsolescence and shrinkage by $10. In addition, during the fourth quarter of 2006, we recorded a charge of $7 related to our estimated exposure for sales-tax matters.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

18.    Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. Diluted earnings per share includes the impact of other diluted securities. The diluted share base for years where the numerator represents a loss excludes incremental weighted shares for the below-captioned “Effect of dilutive securities” due to their antidilutive effect. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Income from continuing operations	$249	$202	$72
Loss from discontinued operations, net of income taxes	(25)	(15)	(156)
Net income (loss)	224	187	(84)
Convertible debt interest	2	2	2
Subordinated convertible debt interest	8	9	—

Net income (loss) available to common stockholders:	$234	$198	$(82)

Denominator:
Weighted-average common shares	79,609	77,814	77,611
Series C preferred	12,000	12,000	12,000
Series D preferred	5,000	5,000	5,000

Denominator for basic earnings per share—weighted-average	96,609	94,814	94,611
Effect of dilutive securities:
Employee stock options and warrants	5,851	4,136	3,921
Convertible shares	6,461	5,842	5,599
Subordinated convertible debentures	4,685	5,078	—
Restricted stock units and phantom shares	187	166	74

Denominator for dilutive earnings per share—adjusted weighted-average shares	113,793	110,036	104,205

Basic earnings (loss) available to common stockholders:
Income from continuing operations	$2.58	$2.13	$0.77
Loss from discontinued operations	(0.26)	(0.16)	(1.65)

Net income (loss)	$2.32	$1.97	$(0.88)

Diluted earnings (loss) available to common stockholders:
Income from continuing operations	$2.28	$1.93	$0.71
Loss from discontinued operations	(0.22)	(0.13)	(1.50)

Net income (loss)	$2.06	$1.80	$(0.79)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

19.     Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (the “Parent”) and has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URNA’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$40	$3	$76	$—	$119
Accounts receivable, net	—	9	7	486	—	502
Intercompany receivable (payable)	—	373	144	(517)	—	—
Inventory	—	66	57	16	—	139
Assets of discontinued operation	—	—	107	—	—	107
Prepaid expenses and other assets	8	8	37	3	—	56
Deferred taxes	—	82	—	—	—	82

Total current assets	8	578	355	64	—	1,005

Rental equipment, net	—	1,427	891	243	—	2,561
Property and equipment, net	38	97	194	30	—	359
Investments in subsidiaries	1,638	2,352	—	—	(3,990)	—
Goodwill and other intangible assets, net	—	177	1,065	134	—	1,376
Other long-term assets	—	52	13	—	—	65

Total assets	$1,684	$4,683	$2,518	$471	$(3,990)	$5,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$37	$—	$—	$—	$37
Accounts payable	—	72	118	28	—	218
Accrued expenses and other liabilities	—	176	198	22	(74)	322
Liabilities related to discontinued operation	—	—	22	—	—	22

Total current liabilities	—	285	338	50	(74)	599

Long-term debt	—	2,350	7	162	—	2519
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	440	(9)	32	—	463
Other long-term liabilities	—	44	57	—	—	101

Total liabilities	146	3,119	393	244	(74)	3,828

Total stockholders’ equity	1,538	1,564	2,125	227	(3,916)	1,538

Total liabilities and equity	$1,684	$4,683	$2,518	$471	$(3,990)	$5,366

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

December 31, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$200	$105	$11	$—	$316
Accounts receivable, net	—	11	16	484	—	511
Intercompany receivable (payable)	—	471	39	(510)	—	—
Inventory	—	73	64	18	—	155
Assets of discontinued operation	—	—	154	—	—	154
Prepaid expenses and other assets	11	8	54	(1)	—	72
Deferred taxes	—	196	—	—	—	196

Total current assets	11	959	432	2	—	1,404

Rental equipment, net	—	1,303	796	220	—	2,319
Property and equipment, net	38	88	161	19	—	306
Investments in subsidiaries	1,402	2,186	—	—	(3,588)	—
Goodwill and other intangible assets, net	—	163	1,052	146	—	1,361
Other long-term assets	—	61	17	2	—	80

Total assets	$1,451	$4,760	$2,458	$389	$(3,588)	$5,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$27	$—	$—	$—	$27
Accounts payable	—	67	134	22	—	223
Accrued expenses and other liabilities	—	74	242	10	(58)	268
Liabilities related to discontinued operation	—	—	23	—	—	23

Total current liabilities	—	168	399	32	(58)	541

Long-term debt	—	2,766	—	137	—	2,903
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	428	(7)	37	—	458
Other long-term liabilities	—	54	63	—	—	117

Total liabilities	222	3,416	455	206	(58)	4,241

Total stockholders’ equity	1,229	1,344	2,003	183	(3,530)	1,229

Total liabilities and equity	$1,451	$4,760	$2,458	$389	$(3,588)	$5,470

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$1,229	$1,051	$250	$—	$2,530
Sales of rental equipment	—	164	136	35	—	335
New equipment sales	—	111	89	32	—	232
Contractor supplies sales	—	154	186	45	—	385
Service and other revenues	—	85	55	18	—	158

Total revenues	—	1,743	1,517	380	—	3,640

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	548	467	122	—	1,137
Depreciation of rental equipment	—	207	157	44	—	408
Cost of rental equipment sales	—	121	92	24	—	237
Cost of new equipment sales	—	90	74	27	—	191
Cost of contractor supplies sales	—	122	142	38	—	302
Cost of service and other revenue	—	41	26	9	—	76

Total cost of revenues	—	1,129	958	264	—	2,351

Gross Profit	—	614	559	116	—	1,289
Selling, general and administrative expenses	—	253	280	80	—	613
Non-rental depreciation and amortization	9	21	16	4	—	50

Operating Income (Loss)	(9)	340	263	32	—	626
Interest expense, net	4	197	(4)	11	—	208
Interest expense-subordinated convertible debentures	13	—	—	—	—	13
Other (income) expense, net	1	31	28	(60)	—	—

Income (loss) from continuing operations before provision for income taxes	(27)	112	239	81	—	405
Provision (benefit) from income taxes	(11)	44	91	32	—	156

Income (loss) from continuing operations	(16)	68	148	49	—	249
Loss from discontinued operations, net of taxes	—	—	(25)	—	—	(25)

Income (loss) before equity in net earnings of subsidiaries	(16)	68	123	49	—	224
Equity in net earnings of subsidiaries	240	172	—	—	(412)	—

Net income (loss)	$224	$240	$123	$49	$(412)	$224

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$1,158	$962	$218	$—	$2,338
Sales of rental equipment	—	142	126	36	—	304
New equipment sales	—	106	76	23	—	205
Contractor supplies sales	—	123	143	35	—	301
Service and other revenues	—	78	46	16	—	140

Total revenues	—	1,607	1,353	328	—	3,288

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	523	466	105	—	1,094
Depreciation of rental equipment	—	200	144	42	—	386
Cost of rental equipment sales	—	105	91	27	—	223
Cost of new equipment sales	—	84	65	19	—	168
Cost of contractor supplies sales	—	102	102	27	—	231
Cost of service and other revenue	—	37	25	9	—	71

Total cost of revenues	—	1,051	893	229	—	2,173

Gross Profit	—	556	460	99	—	1,115
Selling, general and administrative expenses	—	239	247	67	—	553
Non-rental depreciation and amortization	7	14	15	2	—	38

Operating Income (Loss)	(7)	303	198	30	—	524
Interest expense, net	—	173	(2)	10	—	181
Interest expense-subordinated convertible debentures	14	—	—	—	—	14
Other (income) expense, net	—	14	10	(26)	—	(2)

Income (loss) from continuing operations before provision for income taxes	(21)	116	190	46	—	331
Provision (benefit) from income taxes	(8)	45	76	16	—	129

Income (loss) from continuing operations	(13)	71	114	30	—	202
Loss from discontinued operations, net of taxes	—	—	(15)	—	—	(15)

Income (loss) before equity in net earnings of subsidiaries	(13)	71	99	30	—	187
Equity in net earnings of subsidiaries	200	129	—	—	(329)	—

Net income (loss)	$187	$200	$99	$30	$(329)	$187

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2004

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$1,037	$853	$168	$—	$2,058
Sales of rental equipment	—	117	127	28	—	272
New equipment sales	—	97	62	18	—	177
Contractor supplies sales	—	85	94	23	—	202
Service and other revenues	—	73	41	12	—	126

Total revenues	—	1,409	1,177	249	—	2,835

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	459	437	81	—	977
Depreciation of rental equipment	—	190	144	36	—	370
Cost of rental equipment sales	—	84	93	19	—	196
Cost of new equipment sales	—	77	54	15	—	146
Cost of contractor supplies sales	—	63	68	17	—	148
Cost of service and other revenue	—	35	24	6	—	65

Total cost of revenues	—	908	820	174	—	1,902

Gross Profit	—	501	357	75	—	933
Selling, general and administrative expenses	—	189	206	54	—	449
Restructuring	—	1	(4)	(1)	—	(4)
Non-rental depreciation and amortization	7	15	16	3	—	41

Operating Income (Loss)	(7)	296	139	19	—	447
Interest expense, net	—	323	(3)	7	—	327
Interest expense-subordinated convertible debentures	14	—	—	—	—	14
Other (income) expense, net	—	9	13	(16)	—	6

Income (loss) from continuing operations before provision for income taxes	(21)	(36)	129	28	—	100
Provision (benefit) from income taxes	(8)	(19)	44	11	—	28

Income (loss) from continuing operations	(13)	(17)	85	17	—	72
Loss from discontinued operations, net of taxes	—	—	(156)	—	—	(156)

Income (loss) before equity in net earnings of subsidiaries	(13)	(17)	(71)	17	—	(84)
Equity in net earnings of subsidiaries	(71)	(54)	—	—	125	—

Net income (loss)	$(84)	$(71)	$(71)	$17	$125	$(84)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities	$(3)	$605	$142	$114	$—	$858
Net cash used in investing activities	(88)	(323)	(244)	(71)	78	(648)
Net cash provided by (used in) financing activities	91	(442)	—	25	(78)	(404)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	—	(160)	(102)	65	—	(197)
Cash and cash equivalents at beginning of period	—	200	105	11	—	316

Cash and cash equivalents at end of period	$—	$40	$3	$76	$—	$119

For the Year Ended December 31, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities	$6	$328	$270	$25	$—	$629
Net cash used in investing activities	(19)	(284)	(199)	(41)	2	(541)
Net cash provided by (used in) financing activities	13	(91)	—	—	(2)	(80)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	5	—	5

Increase (decrease) in cash and cash equivalents	—	(47)	71	(11)	—	13
Cash and cash equivalents at beginning of period	—	247	34	22	—	303

Cash and cash equivalents at end of period	$—	$200	$105	$11	$—	$316

For the Year Ended December 31, 2004

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities	$(8)	$627	$98	$8	$—	$725
Net cash used in investing activities	(13)	(268)	(96)	(73)	6	(444)
Net cash provided by (used in) financing activities	21	(154)	—	75	(6)	(64)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	7	—	7

Increase (decrease) in cash and cash equivalents	—	205	2	17	—	224
Cash and cash equivalents at beginning of period	—	42	32	5	—	79

Cash and cash equivalents at end of period	$—	$247	$34	$22	$—	$303

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

(Dollars in millions, except per share data and unless otherwise indicated)

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Other
Year ended December 31, 2006:
Allowance for doubtful accounts	$41	$11	$—	$18	(a)	$34
Reserve for obsolescence and shrinkage	11	15	—	20	(b)	6
Self-insurance reserve	88	123	—	112	(c)	99

Year ended December 31, 2005:
Allowance for doubtful accounts	$45	$18	$1	$23	(a)	$41
Reserve for obsolescence and shrinkage	10	22	—	21	(b)	11
Self-insurance reserve	81	115	—	108	(c)	88

Year ended December 31, 2004:
Allowance for doubtful accounts	$40	$30	$2	$27	(a)	$45
Reserve for obsolescence and shrinkage	7	22	—	19	(b)	10
Self-insurance reserve	92	90	—	101	(c)	81

The above information reflects the continuing operations of the Company for the periods presented. Additionally, because the Company has retained certain self-insurance liabilities associated with the traffic control business, those amounts have been included as well.

(a)	Represents write-offs of accounts, net of recoveries.
(b)	Represents write-offs.
(c)	Represents payments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Ernst & Young LLP’s report on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 is set forth below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of United Rentals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that United Rentals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Rentals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Rentals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of United Rentals, Inc. and subsidiaries and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 26, 2007

Remediation of Material Weakness in the Financial Statement Close Process

As described in Item 9A of our 2005 Form 10-K, management determined that internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting as of December 31, 2005. As reported in Item 4 of our 2006 quarterly reports on Form 10-Q, this material weakness continued to exist as of the end of each of the first three quarters of 2006. As also described in our 2005 Form 10-K and our 2006 Form 10-Q’s, beginning with the first quarter of 2006 we began implementing enhancements to the financial close process in order to remediate the material weakness. The enhancements to the financial close process, which were completed in the fourth quarter of 2006, included the following steps:

•	Formalized the account reconciliation and analysis processes to ensure accounts are properly analyzed and reconciled;

•

Performed consistent and timely review and documentation of the assumptions and processes used in determining the reserve balances for judgmental accounts, including validating underlying system queries or converting them to production reports where practical;

•	Adopted measures to verify that journal entries have been properly prepared with supporting documentation and approved by appropriate management;

•	Documented accounting policies and procedures impacting the financial statement close process; and

•	Appointed an experienced Corporate Controller and hired other additional staff for the corporate finance and accounting functions.

As a result of these enhancements, management has determined that the material weakness in our financial close process has been remediated as of December 31, 2006.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which will be filed with the SEC on or before April 30, 2007.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2007 Proxy Statement, which will be filed with the SEC on or before April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2007 Proxy Statement, which will be filed with the SEC on or before April 30, 2007.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2007 Proxy Statement, which will be filed with the SEC on or before April 30, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2007 Proxy Statement, which will be filed with the SEC on or before April 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statements

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2006 and 2005

United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to consolidated financial statements

(2) Schedules to the financial statements:

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

Exhibit Number		Description of Exhibit
2	(a)	Amended and Restated Agreement and Plan of Merger dated as of August 31, 1998, among United Rentals, Inc., UR Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

Exhibit Number		Description of Exhibit
3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4	(a)	Form of certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)

4	(b)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(c)	Amended and Restated Trust Agreement dated August 5, 1998 among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(d)	Indenture dated August 5, 1998 by and between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(e)	Supplement relating to the QUIPs securities (incorporated by reference to Exhibit 4.5 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(f)	Guarantee Agreement dated August 5, 1998 between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(g)	Form of Certificate representing 6 1/2 percent Convertible Quarterly Income Preferred Securities (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(h)	Form of Certificate representing 6 1/2 percent Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(i)	Indenture dated October 31, 2003 among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(j)	Supplemental Indenture relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(k)	Indenture dated November 12, 2003 among United Rentals (North America), Inc., the Guarantors named therein, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(l)	Supplemental Indenture relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(m)	Indenture dated as of January 28, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

Exhibit Number		Description of Exhibit
4	(n)	Supplemental Indenture relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(o)	Indenture dated as of February 17, 2004 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(p)	Supplemental Indenture relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(q)	Registration Rights Agreement dated as of October 31, 2003, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and the initial purchasers named therein (incorporated by reference to Exhibit 4(c) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(r)	Registration Rights Agreement dated as of November 12, 2003, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4(d) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(s)	Registration Rights Agreement dated as of January 28, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(t)	Registration Rights Agreement dated as of February 17, 2004, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(a)	Amended and Restated Credit Agreement dated as of February 13, 2004, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, the lenders party thereto, JPMorgan Chase Bank, as US Administrative Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.5 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

10	(b)	Amendment and Waiver dated as of March 21, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, Toronto Branch (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Report on Form 8-K filed on March 24, 2005)

10	(c)	Amendment, dated as of June 22, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on June 24, 2005)

10	(d)	Amendment, dated as of November 2, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on November 14, 2005)

10	(e)	Amendment and Waiver dated as of March 31, 2006, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to exhibit 10(nnn) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

Exhibit Number		Description of Exhibit
10	(f)	Form of Warrant Agreement (incorporated by reference to exhibit 10(c) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡(1), together with an Amendment thereto dated December 4, 2003 (incorporated by reference to Exhibit 10(b) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003)‡

10	(g)	1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(h)	1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)‡

10	(i)	1998 Supplemental Stock Option Plan of United Rentals, Inc. (as amended and restated) (incorporated by reference to Exhibit 10(h) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2005)‡

10	(j)	2001 Comprehensive Stock Plan (formerly the 2001 Senior Stock Plan) (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(k)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458)‡

10	(l)	Deferred Compensation Plan for Directors of United Rentals, Inc. (incorporated by reference to Exhibit 4.8 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-116882)‡

10	(m)	Form of United Rentals, Inc., Annual Incentive Compensation Plan (incorporated by reference to Appendix B to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)‡

10	(n)	Form of United Rentals, Inc., Long-Term Incentive Plan (incorporated by reference to Appendix C to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)‡

10	(o)	Form of Amendment to United Rentals, Inc. Long-Term Incentive Plan dated September 22, 2004 (incorporated by reference to exhibit 99.3 of United Rentals, Inc. Report on Form 8-K filed September 28, 2004) ‡

10	(p)	United Rentals, Inc. Restricted Stock Unit Deferral Plan (incorporated by reference to Exhibit 10(g) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended June 30, 2004)‡

10	(q)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(r)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(s)	Form of directors option agreement of United Rentals, Inc. (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 8, 2005)‡

10	(t)	Compensation Program for Non-Employee Directors of United Rentals, Inc. (incorporated by reference to exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(u)	Employment Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks) (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

Exhibit Number		Description of Exhibit
10	(v)	Service agreement dated as of December 4, 2003 between United Rentals, Inc. and Bradley S. Jacobs (incorporated by reference to Exhibit 10(r) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003)‡

10	(w)	Employment Agreement dated July 20, 2004, between United Rentals, Inc. and Joseph Ehrenreich (having attached as Exhibit A thereto a form of Restricted Stock Agreement between United Rentals, Inc. and Joseph Ehrenreich) (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2004)‡

10	(x)	Amendment Agreement dated as of August 22, 2005, between United Rentals, Inc., and Joseph Ehrenreich (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡

10	(y)	Form of agreement dated as of July 21, 2004, between United Rentals, Inc. and John S. McKinney (incorporated by reference to exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2004)‡

10	(z)	Employment Agreement, dated as of March 7, 2006, between the Company and Martin Welch III (incorporated by reference to exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed March 10, 2006)‡

10	(aa)	Subscription Agreement dated November 14, 1997, from Wayland R. Hicks (incorporated by reference to exhibit 10(r) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(bb)	Senior Restricted Stock Agreement with Bradley S. Jacobs, dated June 5, 2001 (incorporated by reference to Exhibit 10.1 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(cc)	Senior Restricted Stock Agreement with Wayland R. Hicks, dated June 5, 2001 (incorporated by reference to Exhibit 10.2 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(dd)	Letter Agreement with Bradley S. Jacobs, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(ee)	Letter Agreement with Wayland R. Hicks, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(ff)	Option Agreement dated September 22, 2004, between the Company and Mark A. Suwyn (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

10	(gg)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Michael Kneeland (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

10	(hh)	Agreement dated as of March 30, 2006 between United Rentals, Inc. and Michael Kneeland (incorporated by reference to exhibit 10(ooo) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10	(ii)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Joseph Sherk (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

Exhibit Number		Description of Exhibit
10	(jj)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10(f) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(kk)	Indemnification Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(ll)	Form of Indemnification Agreement for executive officers and directors (an agreement in this form was entered into with Wayland Hicks, Joseph Ehrenreich, Michael Kneeland, Leon Black, Howard Clark, Ronald DeFeo, Michael Gross, Singleton McAllister, Brian McAuley, John McKinney and Gerald Tsai) (incorporated by reference to exhibit 10(d) to United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)‡

10	(mm)	Indemnification Agreement dated as of September 22, 2004, between the Company and Mark A. Suwyn (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

10	(nn)	Indemnification Agreement dated as of June 7, 2005, between United Rentals, Inc. and Jason D. Papastavrou (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed June 7, 2005)‡

10	(oo)	Indemnification Agreement, dated as of September 12, 2005, between the Company and Martin Welch III (incorporated by reference to exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(pp)	Form of Indemnification Agreement entered into as of August 22, 2005 with Alfred Colangelo, former vice president finance; Elliot Mayer, former vice president treasurer; and Joseph Sherk, vice president and former corporate controller (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡

10	(qq)	Separation Agreement and General Release dated as of March 29, 2006 between United Rentals, Inc. and Joseph Ehrenreich (incorporated by reference to exhibit 10(mmm) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10	(rr)	Employment Agreement dated June 5, 2006, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to exhibit 10(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(ss)	Employment Agreement dated June 14, 2006, between United Rentals, Inc. and Roger E. Schwed, including a form of indemnification agreement (incorporated by reference to exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(tt)	Employment Agreement, dated August 30, 2006, between the Company and Todd Helvie (incorporated by reference to exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed September 1, 2006)‡

10	(uu)	Employment Agreement, dated August 30, 2006, between the Company and John Fahey (incorporated by reference to exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed September 1, 2006)‡

10	(vv)	Agreement dated September 28, 2001 among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., and Chase Equity Associates, L.P. relating to the exchange of Series A Perpetual Convertible Preferred Stock for Series C Perpetual Convertible Preferred Stock and the exchange of Series B Perpetual Convertible Preferred Stock for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

Exhibit Number		Description of Exhibit
10	(ww)	Receivables Purchase Agreement dated as of May 31, 2005 between United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization Corp., Liberty Street Funding Corp., Calyon New York Branch, and The Bank of Nova Scotia (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(xx)	Purchase and Contribution Agreement dated as of May 31, 2005 between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P., United Rentals, Inc., and United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(yy)	First Omnibus Amendment, dated October 20, 2006, to the Purchase and Contribution Agreement, dated as of May 31, 2005 and the Receivables Purchase Agreement, dated as of May 31, 2005 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2006)

10	(zz)	Performance Undertaking dated as of May 31, 2005 executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(aaa)	Form of Sale-Leaseback Commitment Agreement between CNLRS Acquisitions, Inc., and United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on December 28, 2004)

10	(bbb)	Call of units, dated August 15, 2005, from United Rentals, Inc., to John N. Milne (incorporated by reference to exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2005)

10	(ccc)	Stock Purchase Agreement, dated as of December 22, 2006, between United Rentals (North America), Inc. and HTS Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to United Rentals, Inc. Report on Form 8-K filed on December 26, 2006)

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.
(1)	United Rentals, Inc. issued a warrant in this form to the following current and former officers and other employees of United Rentals, Inc. (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); others (628,562).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.

Date:	February 26, 2007	By:	/S/ WAYLAND R. HICKS

Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ BRADLEY S. JACOBS Bradley S. Jacobs	Chairman of the Board of Directors	February 26, 2007

/S/ WAYLAND R. HICKS Wayland R. Hicks	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2007

/S/ LEON D. BLACK Leon D. Black	Director	February 26, 2007

/S/ JENNE K. BRITELL Jenne K. Britell	Director	February 26, 2007

/S/ HOWARD L. CLARK Howard L. Clark	Director	February 26, 2007

/S/ MICHAEL S. GROSS Michael S. Gross	Director	February 26, 2007

/S/ SINGLETON MCALLISTER Singleton McAllister	Director	February 26, 2007

/S/ JOHN S. MCKINNEY John S. McKinney	Director	February 26, 2007

/S/ BRIAN MCAULEY Brian McAuley	Director	February 26, 2007

Jason Papastavrou	Director	February 26, 2007

/S/ MARK SUWYN Mark Suwyn	Director	February 26, 2007

/S/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director	February 26, 2007

Signatures	Title	Date

/S/ LAWRENCE “KEITH” WIMBUSH Lawrence “Keith” Wimbush	Director	February 26, 2007

/S/ MARTIN E. WELCH III Martin E. Welch III	Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/S/ TODD G. HELVIE Todd G. Helvie	Senior Vice President and Controller	February 26, 2007

/S/ JOHN J. FAHEY John J. Fahey	Vice President, Assistant Corporate Controller (Principle Accounting Officer)	February 26, 2007