Form 10-K
period 2007-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2008-02-29
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As of June 30, 2007 there were 82,983,626 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10% beneficial owners) at June 30, 2007 was approximately $2.3 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $32.54.

As of February 15, 2008, there were 86,324,297 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 1A–Risk Factors. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I

United Rentals, Inc., incorporated in Delaware in 1997, is principally a holding company. We primarily conduct our operations through our wholly owned subsidiary United Rentals (North America), Inc. and its subsidiaries. As used in this report, the term “Holdings” refers to United Rentals, Inc., the term “URNA” refers to United Rentals (North America), Inc., and the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, in each case unless otherwise indicated.

Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2008.

Item 1.	Business

General

United Rentals is the largest equipment rental company in the world and our network consists of 697 rental locations in the United States, Canada and Mexico. We offer for rent over 2,900 classes of rental equipment, including heavy machines and hand tools, to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2007, we generated revenue of $3.7 billion, including $2.6 billion of equipment rental revenue.

As of December 31, 2007, our fleet of rental equipment included over 260,000 units having an original purchase price (based on initial consideration paid) of $4.2 billion, as compared to $3.9 billion at December 31, 2006. The fleet includes:

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

Strategy

In the second half of 2007, in response to internal analyses and a study we commissioned from a nationally-recognized consulting firm, we began to implement a change in strategy aimed at growing our earnings at higher margins, while also continuing to generate significant cash flow. The three key elements of this strategy are: refocusing our employees and sales representatives on our core rental business; optimizing the management of our rental fleet; and reducing our operating costs.

We believe this strategy, coupled with our broad geographic footprint, extensive rental fleet, advanced information technology systems, disciplined purchasing power, industry experience and ability to deliver extraordinary customer service, will enable us to strengthen our leadership position in the equipment rental industry and improve our returns to shareholders. In particular, we plan to achieve our objectives by:

Optimizing Our Field Operations. We intend to continue the process of analyzing and optimizing our field operations in order to improve fleet allocation, service and delivery and sales management efforts. We expect this process will create opportunities for rental location closures as fleet assets are moved from low-return locations to high-return locations, as well as additional cost-saving opportunities from the consolidation of administrative and back-office functions. We believe optimizing our field operations will increase equipment utilization and reduce operating costs.

Reducing Operating Costs. In an effort to bring our cost structure in line with those of other leading equipment rental companies, in the spring of 2007 we undertook a thorough review of our back-office functions related to the general and administrative aspects of our business in order to identify opportunities for increased efficiencies. As a result of this process, we identified a number of opportunities to consolidate duplicative functions, outsource certain back-office operations and automate processes. As a result, we have implemented a headcount reduction program that, as of December 31, 2007, had achieved a 9 percent workforce reduction as compared to December 31, 2006, and undertaken specific initiatives to reduce our selling, general and administrative expenses and cost of goods sold.

Accelerating Sourcing Initiatives. Our rental equipment purchases have been centralized for many years which we believe has enabled us to negotiate more favorable pricing and other terms from our equipment providers. We launched a strategic sourcing initiative in 2006 that was designed to centralize our non-equipment purchases. We believe that centralizing the procurement of these items will allow us to leverage our significant purchasing power to obtain better pricing and/or terms from our suppliers. To date, we have realized approximately $22 million in cumulative savings across a wide range of products, and we expect additional savings associated with this initiative in 2008.

Optimizing Time Utilization. We continue to reassess existing fleet investments and have recently realigned certain of our incentive programs to reward equipment sharing across districts and increase the time utilization of our rental fleet. Additionally, we intend to better allocate resources, including limited growth capital, to where there is strong customer demand, resulting in fleet rationalization opportunities. By coupling such initiatives with an increased focus on preventative maintenance and improved turn-around time for returned equipment, we believe we can further increase the time utilization of our rental fleet, which was up 2.5 percentage points year-over-year in 2007.

Refocusing Contractor Supplies Business. We sell a variety of contractor supplies, such as construction consumables, tools, small equipment and safety supplies, through several channels, including our sales representatives, rental branches and U.S. and Canadian product catalogues. Although revenues from the contractor supplies business grew from $125 million in 2002 to $378 million in 2007, this business has required us to maintain significant volumes of inventory in order to meet customer demand and carries a higher cost structure relative to our core equipment rental business. In 2007, the gross margin for our contractor supplies business was 19.0 percent as compared to 38.7 percent for equipment rentals.

We have refocused our contractor supplies business and positioned it more clearly as a complementary offering to our equipment rental business. We expect this to result in productivity improvements within our sales force, thus helping to improve the utilization of our rental fleet. As part of this initiative, we are reducing the number of stock keeping units associated with these operations, especially in lower margin commodity categories. Additionally, we have recently closed three of our nine distribution centers and we intend to close an additional two distribution centers in the first half of 2008. We expect these changes will reduce our revenues associated with contractor supplies, but improve our margins.

Industry Overview

Based on industry sources, we estimate that the U.S. equipment rental industry had total revenues of approximately $37 billion in 2007. This represents a compound annual growth rate of approximately 10 percent since 1990.

Our principal end-market for rental equipment is private non-residential construction, and our business is particularly sensitive to changes in activity in this end-market. According to U.S. Department of Commerce data (which has not been adjusted for inflation), private non-residential construction activity increased 5.0 percent in 2005 compared to 2004, increased 16.2 percent in 2006 compared with 2005 and increased 16.7 percent in 2007 compared with 2006. Reflecting current economic conditions, we and other forecasters expect this growth to slow significantly in 2008—most likely flat as compared to 2007 or low single digit growth.

Approximately 10 percent of our revenues have historically been derived from private residential construction, where activity decreased 18.3 percent in 2007 compared with 2006 (based on the same Department of Commerce data), with further decreases expected in 2008. This market primarily impacts our southwest and southeast regions.

We believe that long-term industry growth, in addition to reflecting general economic expansion, is driven by an end-user market that increasingly recognizes the many advantages of renting equipment rather than owning. Customers recognize that by renting they can:

•	avoid the large capital investment required for equipment purchases;

•	access a broad selection of equipment and select the equipment best suited for each particular job;

•	reduce storage, maintenance and transportation costs; and

•	access the latest technology without investing in new equipment.

While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant changeovers and other operations requiring the periodic use of equipment. We believe that over the long-term, increasing rentals by governmental entities and the industrial sector could become a more significant factor in driving our industry’s growth.

Competitive Advantages

We believe that we benefit from the following competitive advantages:

Large and Diverse Rental Fleet. Our rental fleet is the largest and most comprehensive in the industry, which allows us to:

•	serve a diverse customer base and reduce our dependence on any particular customer or group of customers; and

•	serve large customers that require substantial quantities and/or wide varieties of equipment.

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

•

Ability to Transfer Equipment Among Branches. The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by transferring underutilized equipment from weaker areas to stronger areas.

•

National Call Center. We have established a national call center in Tampa, Florida, to handle all 1-800-UR-RENTS telephone calls without having to route them to individual branches. This provides us with the ability to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.

•

Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our branches, such as payroll, accounts payable, benefits and risk management, information technology and credit and collection.

Information Technology Systems. We have a wide variety of information technology systems, some proprietary and some licensed, that support our operations. This information technology infrastructure facilitates our ability to make rapid and informed decisions, respond quickly to changing market conditions and share rental equipment among branches. We have an in-house team of information technology specialists that support our systems.

Strong Brand Recognition. We have strong brand recognition, which helps us to attract new customers and build customer loyalty.

Geographic and Customer Diversity. We have 697 rental locations in 48 states, ten Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provide us with many advantages including: (i) enabling us to better serve National Account customers with multiple locations, (ii) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America, (iii) reducing our dependence on any particular customer and (iv) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve approximately 1,500 National Account customers as well as approximately 200 agencies within the United States government. Combined revenues from National Account customers and government agencies have increased to approximately $775 million in 2007 from approximately $700 million in 2006 and approximately $625 million in 2005, reflecting the growth and success of this program.

Strong and Motivated Branch Management. Each of our full service branches has a branch manager who is supervised by a district manager from one of our 92 districts and a vice president from one of our 11 regions. We believe that our managers are among the most knowledgeable and experienced in the industry and we empower them, within budgetary guidelines, to make day-to-day decisions concerning branch matters. Each region office has a management team that monitors branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews.

Employee Training Programs. We are dedicated to providing training and development to our employees. In 2007, our employees enhanced their skills through over 485,000 hours of training. Many employees participated in one of eight, week-long, programs held in 2007 at our training facility located at our corporate headquarters. In addition to these training sessions, our employees are provided equipment-related training from our suppliers as well as on-line eLearning courses covering a variety of subjects.

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

Equipment Rental. We offer for rent over 2,900 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; and general tools and light equipment. The weighted-average age of our fleet was 38.0 months at December 31, 2007 as compared to 39.2 months at December 31, 2006.

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

We principally sell used equipment through our national sales force, which can access many resale markets across North America. We also sell used equipment through our website, which includes an online database of used equipment available for sale. In addition, we hold United Rentals Certified Auctions on eBay to provide customers with another convenient online tool for purchasing used equipment.

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

Contractor Supplies Sales. We sell a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Our target customers for contractor supplies are our existing rental customers. As previously discussed, we are refocusing our contractor supplies business to position it more clearly as a complementary offering to our equipment rental business.

Service and Other Revenue. We also offer repair and maintenance services and sell parts for equipment that is owned by our customers. Our target customers for these types of ancillary services are our current rental customers as well as those who purchase both new and used equipment from our branches.

RENTALMAN® and INFOMANAGER® Software. We have two subsidiaries that develop and market software. One of the subsidiaries develops and markets RENTALMAN®, which is an enterprise resource planning application used by ourselves and several of the other largest equipment rental companies. The other subsidiary develops and markets INFOMANAGER®, which provides a complete solution for creating an advanced business intelligence system. INFOMANAGER® helps with extracting raw data from transactional applications and transforming it into meaningful information and saving it in a database that is specifically optimized for analytical use.

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. Our largest customer accounted for less than 1 percent of our revenues in 2007 and our top 10 customers accounted for less than 2 percent of our revenues in 2007. Historically, we have typically retained over 90 percent of our customer base year-over-year.

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

Sales Force. We have over 2,700 sales people, including approximately 1,400 outside sales representatives and 1,300 inside sales people. Our sales people are responsible for calling on existing and potential customers as well as assisting our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on strategies for maximizing the value of each transaction.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. Our National Account team, which consists of approximately 50 sales professionals and includes those who service governmental agencies, closely coordinates its efforts with the local sales force in each area.

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

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 38 percent of our 2007 purchases of equipment for rental or resale, and that our 10 largest suppliers accounted for approximately 70 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.

Information Technology Systems

In support of our rental business, we have advanced information technology systems which facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our AS/400 system located at our data center. Rental transactions are entered at these workstations and processed on a real-time basis. Management, branch and call center personnel can access the systems 24 hours a day.

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

Competition

The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. For additional information, see “Competitive Advantages.”

Securities and Exchange Commission Inquiry

As previously reported and as discussed in note 13 to our consolidated financial statements and elsewhere in this report, the Company is the subject of a non-public, fact-finding inquiry by the Securities and Exchange Commission (the “SEC”) that appears to relate to a broad range of the Company’s accounting practices prior to 2005 and does not otherwise seem to be confined to a specific time period. The U.S. Attorney’s office has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. The Company is cooperating fully with the SEC and the U.S. Attorney’s office.

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

Employees

We had approximately 10,900 employees at January 1, 2008, as compared to approximately 12,000 at January 1, 2007. Of these, approximately 3,400 are salaried personnel and approximately 7,500 are hourly personnel. Collective bargaining agreements relating to 68 separate locations cover approximately 800 of our employees. We monitor employee satisfaction through ongoing surveys and we consider our relationship with our employees to be good.

Terminated Merger Agreement

On July 22, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) with RAM Holdings, Inc. and RAM Acquisition Corp. (collectively, the “RAM entities”), each an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). The Merger Agreement contemplated that the RAM entities would acquire the Company by, among other things, paying $34.50 for each outstanding share of our common stock. On November 14, 2007, the RAM entities notified us that, although there had not been any material adverse change in our business, in light of current credit market conditions they were not prepared to proceed with the purchase of the Company on the terms set forth in the Merger Agreement. On November 19, 2007, we sued the RAM entities in Delaware Chancery Court, seeking specific performance of the Merger Agreement. On December 21, 2007, in an opinion issued after a bench trial, that Court declined to compel the RAM entities to complete their purchase of the Company. In light of that opinion, on December 23, 2007, we terminated the Merger Agreement and requested and received prompt payment from the RAM entities of the $100 million termination fee contemplated by the Merger Agreement.

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

We make available on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other SEC filings, as soon as practicable after they are electronically filed with or furnished to the SEC. Our website address is unitedrentals.com. The information contained on our website is not incorporated by reference in this document.

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

Our rental equipment is used primarily in the non-residential construction industry, which is cyclical in nature. Trench safety, pump and power equipment is principally used in connection with construction and industrial activities. Weakness in our end markets, such as a decline in construction or industrial activity, may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by causing our revenues and gross profit margins to be reduced.

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

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions, include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;

•	changes in non-residential construction spending or government funding for infrastructure and other construction projects;

•	changes in demand for or utilization of our equipment or the prices we charge due to changes in economic conditions, competition or other factors;

•	commodity price pressures and the resultant increase in the cost of oil and steel to our equipment suppliers;

•	other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;

•	completion of acquisitions, divestitures or recapitalizations;

•

the need to charge against earnings any expenditures relating to a potential acquisition that we determine will not be consummated (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; or

•

the possible need, from time to time, to record goodwill impairment charges or other write-offs or charges due to a variety of occurrences, such as the adoption of new accounting standards, rental location divestitures, consolidations or closings, restructurings, the refinancing of existing indebtedness, the impairment of assets or the buy-out of equipment leases.

Our substantial debt exposes us to various risks.

At December 31, 2007, our total indebtedness was approximately $2.7 billion, including $146 million of subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes or otherwise constrain our financial flexibility;

•	affect our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; or

•	decrease our profitability or cash flow.

Further, if we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	limiting our growth;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.

Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2007, including the effect of our interest rate swap agreements, we had approximately $1.7 billion of indebtedness that bears interest at variable rates. This amount represents 65 percent of our total indebtedness, excluding our subordinated convertible debentures. In January 2008, we terminated interest rate swap agreements with an aggregate notional amount of $1.2 billion. Had these swaps been terminated as of December 31, 2007, 18 percent of our total debt (excluding our subordinated convertible debentures) would have been floating rate debt. See Item 7A—Quantitative and Qualitative Disclosure About Market Risk for additional information related to interest rate risk.

Notwithstanding our current indebtedness level, we believe we are able to incur and carry substantially more debt. If we do so, this could further exacerbate the risks associated with our substantial debt.

We believe we would be able to incur and service substantial additional indebtedness in the future, should business conditions or decisions so warrant. Although the terms of our existing indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new indebtedness is added to our and our subsidiaries’ current debt levels, the substantial debt risks described above would increase.

We are subject to an ongoing inquiry by the SEC.

We are the subject of a non-public, fact-finding inquiry by the SEC that appears to relate to a broad range of the Company’s accounting practices prior to 2005 and does not seem otherwise to be confined to a specific time period. In August 2004, we issued a press release and filed a Form 8-K disclosing the existence of the SEC inquiry. In March 2005, our board of directors formed the Special Committee of independent directors to review matters related to the SEC inquiry. Our board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our annual report on Form 10-K for the year ended December 31, 2005 (our “2005 Form 10-K”).

We are cooperating with the SEC in its ongoing inquiry. The U.S. Attorney’s office has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. We are also cooperating fully with this office. However, we cannot predict the outcome of these inquiries or when these matters might be resolved. In July 2007, the staff of the SEC advised us that it intends to seek commission authorization to seek injunctive and monetary relief against us, as well as to engage in settlement discussions with us.

These matters have the potential to adversely affect us in a number of ways, including the following:

•

we are likely to continue to incur additional expenses in connection with responding to the inquiries, regardless of the outcome, including expenses related to our indemnification obligations to our directors, officers and certain current and former employees:

•	responding to the inquiries has in the past diverted and may continue to divert the time and attention of our management from normal business operations;

•	charges against, or settlements by, any of our former officers may generate negative publicity and adversely impact the perception of our company; and

•	if proceedings are brought, depending on the outcome, we may be required to pay fines and/or take corrective actions that would adversely affect our operations.

If we are ultimately required to pay significant amounts and/or take significant corrective actions, our results and liquidity could be materially adversely affected. In addition, regardless of the outcome, the publicity surrounding the inquiries and the potential risks associated with the inquiries could negatively impact the perception of the Company by investors and others, which could adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.

We are subject to certain ongoing class action lawsuits.

Multiple class action lawsuits have been filed against the Company, as described in greater detail under Item 3—Legal Proceedings. Three complaints were filed following our public announcement of the SEC inquiry. These complaints, which have been consolidated, allege, among other things, that (i) certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities and (ii) the conduct in connection therewith violated Section 10(b) of the Exchange Act, SEC Rule 10b-5 and, in the case of the individual defendants, Section 20(a) of the Exchange Act. The consolidated amended complaint asserts the same claims and seeks unspecified compensatory damages, costs and expenses.

Three complaints were filed following our November 14, 2007 announcement that affiliates of Cerberus had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the Merger Agreement. These complaints, which have been consolidated, allege, among other things, that certain of the Company’s filings with the SEC, including proxy materials in connection with the special meeting of stockholders, and other public statements contained false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus. Each action asserts claims under Sections 10(b) and 14(a) of the Exchange Act and SEC Rules 10b-5 and 14a-9, and, in the case of the individual defendants, Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages, costs, expenses and fees.

We can give no assurances as to the outcome of these proceedings and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Further, regardless of the outcome, we may incur significant defense and indemnification costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our liquidity and results of operations.

We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.

We are in the ordinary course exposed to a variety of claims relating to our business. These claims include those relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees and (iii) employment related claims. Further, as described elsewhere in this report, several shareholder derivative and class action lawsuits have been filed against us. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover these claims for a number of reasons, including:

•

our insurance policies, reflecting a program structure that we believe reflects market conditions for companies our size, are often subject to significant deductibles or self-insured retentions: $2 million per occurrence for each general liability or automobile liability claim, and $1 million per occurrence for each workers’ compensation claim;

•

our director and officer liability insurance policy has no deductible for individual non-indemnifiable loss coverage, but is subject to a $2.5 million deductible for company reimbursement coverage and all director and officer coverage is subject to certain exclusions;

•

we do not maintain stand-alone coverage for environmental liability (other than legally required underground storage tank coverage), since we believe the cost for such coverage is high relative to the benefit it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

We establish and regularly evaluate our loss reserves to address business operations claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claims that exceed our established levels of reserves, that cause us to significantly increase such reserves or that are not otherwise covered by insurance, our liquidity and operating results could be materially adversely affected. In addition, the class action and derivative lawsuits against us, and our indemnification costs associated with the SEC and U.S. Attorney’s office inquiries, may not be fully reimbursable or covered by insurance. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms, or not available at all.

We have made numerous acquisitions in the past, which entail certain risks, as do any growth initiatives, including additional acquisitions or consolidations, that we may make in the future.

We have historically achieved a substantial portion of our growth through acquisitions. Although we have not made many acquisitions in recent years, and the making of additional acquisitions is not a planned portion of our 2008 strategy, we are always open to considering potential acquisitions on a selective basis. From time-to-time we have also approached, or been approached, to explore consolidation opportunities with other public companies or large privately-held companies.

Whether historical or in the future, it is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. The making of acquisitions entails certain risks, including:

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations;

•	difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards;

•	loss of key employees of the acquired company;

•	the failure to achieve anticipated synergies; and

•	strains on management and other personnel time and resources both to research and integrate acquisitions.

We would expect to pay for any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient in any instance, we would expect to need additional debt or equity financing, which involves its own risks.

We have also spent resources and efforts, apart from acquisitions, in attempting to grow our business operations over the past few years. These efforts place strains on our management and other personnel and resources and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support any of our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.

Our capital stock and charter structures, as well as other factors, may affect the likelihood of a takeover or change of control of the Company.

Our Series C preferred and Series D preferred stock, as described in more detail in note 14 to our consolidated financial statements, have certain rights that may impact the likelihood of a takeover or change of control of the Company. These provisions include the right of the holders of the Series C preferred to directly elect two directors to our board (subject to reduction if their holdings are reduced). They also include the rights of the holders of both the Series C and Series D preferred to have their shares redeemed at certain levels providing a guaranteed rate of return on their investment in the event of a board-approved change of control and at certain levels providing a higher guaranteed rate of return, and other rights (including the right to elect a majority of our board), in the event of a change of control that has not been approved by our board combined with a failure to offer the holders of the preferred stock the redemption rights they would have in an approved change of control context. As a result, the interests of the holders of our preferred stock may be different from, and affect, those of the holders of our common stock in a change of control scenario. In addition, as described in note 15 to our consolidated financial statements, we maintain a stockholders’ rights plan and certain charter provisions, such as the inability for shareholders to act by written consent, that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our board. We are also subject to Section 203 of the Delaware General Corporation law, which under certain circumstances restricts the ability of a publicly held Delaware corporation to engage in a business combination such as a merger or sale of assets with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction.

Our preferred stock and debt agreements limit our board’s ability to pay dividends, repurchase shares or otherwise return capital to our common stockholders.

The terms of our Series C preferred and Series D preferred stock restrict us from paying or making any “extraordinary dividend” without the consent of the holders thereof. Generally, this limitation applies to any dividends made on, or tender offers made for, our common stock if the aggregate amount of such dividends and repurchases would exceed 5 percent of our market capitalization at the time of payment (tested on a rolling 12-month basis). If common stock repurchases are made other than by means of a tender offer, the limitation (inclusive of any common stock dividends and repurchases through tender offers) is 7.5 percent of our market capitalization (measured and tested the same way), which increases to a 10 percent limitation beginning in early 2009.

Although currently less restrictive in the aggregate amount than the above-described provisions, the indentures governing our high-yield debt and the agreement governing our credit facility also contain restrictions on making what are known as “restricted payments”—which typically are defined to include most cash payments to common stockholders, whether through dividends or common stock repurchases.

Turnover of members of our management and our ability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.

Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world generally for top management talent is significant. Although we believe we generally have competitive pay packages, we can provide no assurances that our efforts to attract and retain senior management staff will be successful. Moreover, the termination of the Merger Agreement with Cerberus affiliates, the resulting drop in our stock price and our continued operation under the stewardship of an interim chief executive officer have created perceived uncertainties that may result in increased difficulties and expense in recruiting and retaining employees, particularly senior management. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.

Our cost reduction programs may not achieve the cost savings and operational improvements and efficiencies we expect, and we may have to implement further cost reduction programs and incur additional related charges.

In 2007, we implemented a workforce reduction program, a strategic sourcing initiative and other initiatives designed to reduce operating costs and increase organizational efficiencies. Though we have already realized substantial cost savings and operational improvements from these efforts, the extent to which we achieve our remaining and any additional goals will depend on a number of factors, some of which are beyond our control. Even if we take all of the steps that we expect to take, we may not achieve the cost reduction and operational efficiencies we anticipate, the reductions and efficiencies we do achieve may not be realized on the timetable we anticipate and there may be productivity, revenue or other consequences resulting from such programs and initiatives that will adversely effect us. Therefore, the anticipated benefits of our existing and future cost saving initiatives may not be fully realized.

If we are unable to satisfy the financial and other covenants in our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.

Under the agreement governing our senior secured credit facility, we are required to, among other things, satisfy certain financial tests relating to: (a) the interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If we are unable to satisfy any of these covenants, the lenders could elect to terminate our senior secured credit facility and/or other agreements governing our debt and require us to repay outstanding borrowings. In such event, unless we were able to refinance the indebtedness coming due and replace our senior secured credit facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and we would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity for our operations. In addition to financial covenants, we are subject to various other covenants in our senior secured credit facility as well as in the other agreements governing our debt, such as a requirement to file our periodic reports with the SEC in a timely manner. For example, when we were not current with our SEC periodic reports as a result of our restatement process described above, in 2005 we paid in excess of $34 million in consent solicitation fees with respect to our public debt indentures in order to address non-compliance with such a covenant.

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

If the cash that we generate from our business, together with cash that we may borrow under our credit facility and accounts receivable securitization facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, growth plans and refinancing existing indebtedness.

Goodwill related to acquisitions represents a substantial portion of our total assets. If the fair value of the goodwill should drop below the recorded value, we would be required to write-off the excess goodwill.

On December 31, 2007, we had goodwill of $1.4 billion on our balance sheet, which represented approximately 23 percent of our total assets as of such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. Of the goodwill recorded on our balance sheet at December 31, 2007, 94 percent is associated with our general rentals segment and 6 percent is associated with our trench safety, pump and power segment. We are required to test our goodwill for impairment at least annually. Our results in 2004 were adversely affected by the write-off of approximately $139 million of goodwill related to our discontinued traffic control operations, and our results in the preceding two years were also adversely affected by significant goodwill write-offs. Based on the current performance of our general rentals and trench safety, pump and power segments, as well as current market conditions, we do not currently anticipate significant goodwill write-offs. However, in previous years we recorded significant goodwill write-offs, and we cannot be certain that a future downturn in the business or changes in market conditions will not necessitate additional write-offs in future periods.

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

We currently have approximately 800 employees that are represented by unions and covered by collective bargaining agreements and approximately 10,100 employees that are not represented by unions. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. In addition, these efforts could negatively affect our relationship with certain customers. Further, our labor costs could increase as a result of the settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements.

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

Our operations in Canada and Mexico are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions, and (iii) the possibility of political or economic instability in foreign countries.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 1, 2008, we operated 697 rental locations. Of these locations, 600 are in the United States, 96 are in Canada and one is in Mexico. The number of locations in each state or province is shown in the table below, as well as the number of locations that are general rentals (GR) and trench safety, pump and power (TPP).

United States

• Alabama (GR 10)	• Louisiana (GR 5, TPP 2)	• North Dakota (GR 3)

• Alaska (GR 5)	• Maine (GR 2)	• Ohio (GR 11, TPP 4)

• Arizona (GR 12, TPP 4)	• Maryland (GR 12, TPP 2)	• Oklahoma (GR 3)

• Arkansas (GR 4, TPP 1)	• Massachusetts (GR 9, TPP 2)	• Oregon (GR 16, TPP 2)

• California (GR 83, TPP 15)	• Michigan (GR 8)	• Pennsylvania (GR 12)

• Colorado (GR 14, TPP 2)	• Minnesota (GR 9, TPP 1)	• Rhode Island (GR 1)

• Connecticut (GR 11, TPP 1)	• Mississippi (GR 4)	• South Carolina (GR 8)

• Delaware (GR 5)	• Missouri (GR 7, TPP 3)	• South Dakota (GR 2)

• Florida (GR 31, TPP 9)	• Montana (GR 1)	• Tennessee (GR 10)

• Georgia (GR 22, TPP 2)	• Nebraska (GR 6, TPP 1)	• Texas (GR 45, TPP 10)

• Idaho (GR 2)	• Nevada (GR 9, TPP 2)	• Utah (GR 6, TPP 1)

• Illinois (GR 7, TPP 1)	• New Hampshire (GR 3)	• Virginia (GR 15, TPP 1)

• Indiana (GR 13, TPP 1)	• New Jersey (GR 10, TPP 3)	• Washington (GR 26, TPP 4)

• Iowa (GR 9, TPP 1)	• New Mexico (GR 4)	• Wisconsin (GR 5)

• Kansas (GR 2)	• New York (GR 21)	• West Virginia (GR 2)

• Kentucky (GR 5)	• North Carolina (GR 14)	• Wyoming (GR 1)

Canada	Mexico

• Alberta (GR 8)	• Nuevo Leon (GR 1)

• British Columbia (GR 22, TPP 1)

• Manitoba (GR 3)

• New Brunswick (GR 7)

• Nova Scotia (GR 5)

• Newfoundland (GR 7)

• Ontario (GR 32)

• Quebec (GR 9)

• Saskatchewan (GR 1)

• Prince Edward Island (GR 1)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 159 of our branch locations and lease the other locations. We also lease premises for other purposes such as district and regional offices and service centers.

We have a fleet of approximately 6,700 vehicles. These vehicles are used for delivery, maintenance and sales functions. Approximately 70 percent of this fleet is leased and the balance is owned.

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

On October 19, 2007, we held a special meeting at which our stockholders were asked to consider and vote upon a proposal to approve the Merger Agreement and the transactions contemplated by the Merger Agreement (together, the “Proposal”). The final results of the vote at the special meeting (at which our preferred stock, on an “as converted basis”, voted together with our common stock) were as follows: 77,776,873 shares were voted for the Proposal, 132,107 shares were voted against the Proposal, and 54,385 shares abstained. The shares voted in favor of the Proposal represented approximately 76.8 percent of the total voting power outstanding and entitled to vote at the meeting, and of those votes cast, approximately 99.8 percent voted in favor of the Proposal. In addition, in two separate class votes that were also held, all of the outstanding shares of our Series C preferred stock and Series D preferred stock were voted in favor of the Proposal. As previously reported, on December 23, 2007, we terminated the Merger Agreement and in connection therewith received the $100 million termination fee owed to us pursuant to the terms of the Merger Agreement.

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

	High	Low
2007:
First Quarter	$29.68	$24.57
Second Quarter	35.56	27.23
Third Quarter	34.98	28.55
Fourth Quarter	34.37	17.32

2006:
First Quarter	$35.48	$23.07
Second Quarter	37.84	26.05
Third Quarter	31.99	20.25
Fourth Quarter	26.58	22.01

As of January 1, 2008, there were approximately 301 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

We have not paid dividends on our common stock since inception. However, the payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, stock price and other factors. The terms of certain agreements governing our outstanding indebtedness and the terms of our outstanding preferred stock, as discussed above, contain certain limitations on our ability to pay dividends on, or effect repurchases of, our common stock. In addition, under Delaware law, dividends may only be paid out of capital surplus or current or prior year’s net profits.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2007 to October 31, 2007	28,938	$31.84
November 1, 2007 to November 30, 2007	5,527	34.07
December 1, 2007 to December 31, 2007	184	19.64

Total (1)	34,649

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data reflects the results of operations and balance sheet data for the years ended 2003 to 2007. The data below should be read in conjunction with, and is qualified by reference to, our MD&A and our consolidated financial statements and notes thereto contained elsewhere in this report. In December 2006, we entered into a definitive agreement to sell our traffic control business. As the held for sale and discontinued operations criteria were met, the operations of traffic control are reflected as a discontinued operation for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Income statement data:
Total revenues	$3,731	$3,640	$3,288	$2,835	$2,549
Total cost of revenues	2,423	2,351	2,173	1,902	1,836

Gross profit	1,308	1,289	1,115	933	713
Selling, general and administrative expenses	595	613	553	449	414
Goodwill impairment	—	—	—	—	238
Restructuring and asset impairment charge	—	—	—	(4)	—
Non-rental depreciation and amortization	54	50	38	41	40

Operating income	659	626	524	447	21
Interest expense, net	187	208	181	327	244
Interest expense-subordinated convertible debentures	9	13	14	14	—
Preferred dividends of a subsidiary trust	—	—	—	—	15
Other (income) expense, net	(115)	—	(2)	6	16

Income (loss) from continuing operations before provision (benefit) for income taxes	578	405	331	100	(254)
Provision (benefit) for income taxes	215	156	129	28	(48)

Income (loss) from continuing operations	363	249	202	72	(206)
Loss from discontinued operations, net of taxes	(1)	(25)	(15)	(156)	(48)

Net income (loss)	$362	$224	$187	$(84)	$(254)

Basic earnings (loss) available to common stockholders:
Income (loss) from continuing operations	$3.61	$2.58	$2.13	$0.77	$(2.66)
Loss from discontinued operation	$(0.01)	$(0.26)	$(0.16)	$(1.65)	$(0.63)
Net income (loss)	$3.60	$2.32	$1.97	$(0.88)	$(3.29)
Diluted earnings (loss) available to common stockholders:
Income (loss) from continuing operations	$3.26	$2.28	$1.93	$0.71	$(2.66)
Loss from discontinued operation	$(0.01)	$(0.22)	$(0.13)	$(1.50)	$(0.63)
Net income (loss)	$3.25	$2.06	$1.80	$(0.79)	$(3.29)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Balance sheet data:
Total assets	$5,842	$5,366	$5,470	$5,070	$4,756
Debt	2,570	2,556	2,930	2,945	2,817
Subordinated convertible debentures	146	146	222	222	222
Stockholders’ equity	$2,018	$1,538	$1,229	$1,026	$1,069

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 697 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 2,900 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2007, rental equipment revenues represented 70 percent of our total revenues. We expect this percentage to increase to approximately 77 percent in 2008 as we reposition our contractor supplies business and sell less used equipment.

In the second half of 2007, in response to internal analyses and a study we commissioned from a nationally-recognized consulting firm, we began to implement a change in strategy aimed at growing our earnings at higher margins, while also continuing to generate significant cash flow. The three key elements of this strategy are: refocusing our employees and sales representatives on our core rental business; optimizing the management of our rental fleet; and reducing our operating costs.

We believe this strategy, coupled with our broad geographic footprint, extensive rental fleet, advanced information technology systems, disciplined purchasing power, industry experience and ability to deliver extraordinary customer service, will enable us to strengthen our leadership position in the equipment rental industry and improve our returns to shareholders. In particular, we plan to achieve our objectives by:

Optimizing Our Field Operations. We intend to continue the process of analyzing and optimizing our field operations in order to improve fleet allocation, service and delivery and sales management efforts. We expect this process will create opportunities for rental location closures as fleet assets are moved from low-return locations to high-return locations, as well as additional cost-saving opportunities from the consolidation of administrative and back-office functions. We believe optimizing our field operations will increase equipment utilization and reduce operating costs.

Reducing Operating Costs. In an effort to bring our cost structure in line with those of other leading equipment rental companies, in the spring of 2007 we undertook a thorough review of our back-office functions related to the general and administrative aspects of our business in order to identify opportunities for increased efficiencies. As a result of this process, we identified a number of opportunities to consolidate duplicative functions, outsource certain back-office operations and automate processes. As a result, we have implemented a headcount reduction program that, as of December 31, 2007, had achieved a 9 percent workforce reduction as compared to December 31, 2006, and undertaken specific initiatives to reduce our selling, general and administrative expenses and cost of goods sold.

Accelerating Sourcing Initiatives. Our rental equipment purchases have been centralized for many years which we believe has enabled us to negotiate more favorable pricing and other terms from our equipment providers. We launched a strategic sourcing initiative in 2006 that was designed to centralize our non-equipment purchases. We believe that centralizing the procurement of these items will allow us to leverage our significant purchasing power to obtain better pricing and/or terms from our suppliers. To date, we have realized approximately $22 in cumulative savings across a wide range of products, and we expect additional savings associated with this initiative in 2008.

Optimizing Time Utilization. We continue to reassess existing fleet investments and have recently realigned certain of our incentive programs to reward equipment sharing across districts and increase the time utilization of our fleet assets. Additionally, we intend to better allocate resources, including limited growth capital, to where there is strong customer demand, resulting in fleet rationalization opportunities. By coupling such initiatives with an increased focus on preventative maintenance and improved turn-around time for returned equipment, we believe we can further increase the time utilization of our fleet, which was up 2.5 percentage points year-over-year in 2007.

Refocusing Contractor Supplies Business. We sell a variety of contractor supplies, such as construction consumables, tools, small equipment and safety supplies, through several channels, including our sales representatives, rental branches and U.S. and Canadian product catalogues. Although revenues from the contractor supplies business grew from $125 in 2002 to $378 in 2007, this business has required us to maintain significant volumes of inventory in order to meet customer demand and carries a higher cost structure relative to our core equipment rental business. In 2007, the gross margin for our contractor supplies business was 19.0 percent as compared to 38.7 percent for equipment rentals.

We have refocused our contractor supplies business and positioned it more clearly as a complementary offering to our equipment rental business. We expect this to result in productivity improvements within our sales force, thus helping to improve equipment utilization. As part of this initiative, we are reducing the number of stock keeping units associated with these operations, especially in lower margin commodity categories. Additionally, we have recently closed three of our nine distribution centers and we intend to close an additional two distribution centers in the first half of 2008. We expect these changes will reduce our revenues associated with contractor supplies, but improve our margins.

As discussed in note 13 to our consolidated financial statements and elsewhere in this report, the Company is subject to certain ongoing class action and derivative suits, as well as the subject of an SEC inquiry. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. Although we have not accrued any amounts related to the ultimate disposition of these matters to date, any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

Income from continuing operations. Income from continuing operations and diluted earnings per share from continuing operations for each of the three years in the period ended December 31, 2007 were as follows:

	Year Ended December 31,
	2007	2006	2005
Income from continuing operations	$363	$249	$202
Diluted earnings per share from continuing operations	$3.26	$2.28	$1.93

2007 income from continuing operations of $363, or $3.26 per diluted share, was a record for the company and included an after-tax gain of $57, or $0.50 per diluted share, related to the recent termination of our merger agreement with affiliates of Cerberus (see other income below). Excluding the merger termination benefit, our income from continuing operations of $306, which was also a record for the company, increased 22.9 percent from $249 for 2006. 2006 income from continuing operations of $249, or $2.28 per diluted share, increased 23.3 percent from $202 for 2005. For 2008, we are forecasting diluted earnings per share from continuing operations of $2.80-$3.00.

Free Cash Flow GAAP Reconciliation

We define “free cash flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under Generally Accepted Accounting Principles (“GAAP”). Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities—continuing operations	$859	$834	$638
Purchases of rental equipment	(870)	(873)	(744)
Purchases of non-rental equipment	(120)	(78)	(57)
Proceeds from sales of rental equipment	319	335	304
Proceeds from sales of non-rental equipment	23	17	11
Excess tax benefits from share-based payment arrangements (1)	31	—	—

Free Cash Flow	$242	$235	$152

(1)	As discussed in note 2 to our consolidated financial statements, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”) on January 1, 2006. FAS 123(R) requires that excess tax benefits be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of FAS 123 (R), such excess tax benefits were presented as operating cash flows. There were no excess tax benefits for 2006 and 2005 as we were in a net operating loss position for federal income tax purposes.

In 2007, we reported revenues and free cash flow of $3.7 billion and $242, respectively. Our 2007 equipment rental revenue growth of 4.0 percent trailed our primary end market, private non-residential construction, which grew 16.7 percent in 2007 according to Department of Commerce data (which has not been adjusted for inflation). The lag in growth rate between our equipment rental revenue and our primary end market primarily reflects a more targeted allocation of our growth capital, which we deliberately did not increase to a level that would have kept pace on a nation-wide basis with industry demand. Our 2.5 percent overall revenue growth, which includes rental revenue growth of 4.0 percent, reflects a 2.5 percentage point improvement in time utilization to 64.0 percent, partially offset by a 1.1 percent decline in rental rates. Free cash flow for 2007 includes $100 of cash we received following the termination of our merger agreement with affiliates of Cerberus Capital Management, L.P. (“Cerberus”), less transaction related costs of $9; see other income below.

In 2006, we reported revenues and free cash flow of $3.6 billion and $235, respectively. Our 2006 equipment rental revenue growth of 8.2 percent trailed our primary end market, private non-residential construction, which grew 16.2 percent in 2006 according to Department of Commerce data. Our 10.7 percent revenue growth, which includes equipment rental growth of 8.2 percent, reflects increased rental rates of 5.1 percent, partially offset by a 0.3 percentage point decline in time utilization to 61.5 percent. In addition to generating significant revenue and free cash flow growth in 2006, we reduced our total debt (including our subordinated convertible debentures) by $450.

Revenues for each of the three years in the period ended December 31, 2007 were as follows:

	Year Ended December 31,			Percent Change
	2007	2006	2005	2007	2006
Equipment rentals	$2,630	$2,530	$2,338	4.0	8.2
Sales of rental equipment	319	335	304	(4.8)	10.2
Sales of new equipment	230	232	205	(0.9)	13.2
Contractor supplies sales	378	385	301	(1.8)	27.9
Service and other revenue	174	158	140	10.1	12.9

Total revenues	$3,731	$3,640	$3,288	2.5	10.7

Equipment rentals include our revenues from renting equipment, as well as related revenues such as the fees we charge for equipment delivery, fuel, repair or maintenance of rental equipment and damage waivers. Sales of rental equipment represent our revenues from the sale of used rental equipment. Contractor supplies sales include our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other includes our repair services (including parts sales) as well as the operations of our subsidiaries that develop and market software for use by equipment rental companies in managing and operating multiple branch locations.

2007 total revenues of $3.7 billion increased 2.5 percent compared with total revenues of $3.6 billion in 2006. The increase primarily reflects a 4.0 percent increase in equipment rental revenue, partially offset by a 4.8 percent decline in used equipment sales. The increase in equipment rental revenue reflects a 2.5 percentage point improvement in time utilization, partially offset by a 1.1 percent decline in rental rates. The decline in used equipment sales reflects volume declines and a shift in the mix of equipment sold. The 1.8 percent decline in contractor supplies sales is consistent with the strategic shift we began in the second half of 2007 to reposition our contractor supplies business. Looking forward, we expect contractor supplies and used equipment sales to decline by approximately 40 percent and 35 percent, respectively, in 2008 as compared to 2007. These anticipated reductions are consistent with our refocus on the core rental business as well as our efforts to improve time utilization.

2006 total revenues of $3.6 billion increased 10.7 percent compared with total revenues of $3.3 billion in 2005. The increase primarily reflects an 8.2 percent increase in equipment rentals and a 27.9 percent increase in contractor supplies sales. The increase in equipment rentals reflects a 5.1 percent increase in rental rates, partially offset by a 0.3 percentage point decline in time utilization to 61.5 percent. The increase in contractor supplies sales reflects increased volume as we expanded our product offering.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

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

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values reflected on the acquired entities’ balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired are primarily goodwill, customer relationships and covenants not-to-compete. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the amounts assigned to the assets acquired and the liabilities assumed. Customer relationships and non-compete agreements are valued based on an excess earnings or income approach with consideration to projected cash flows.

Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the enacted tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax benefits and carryforwards are determined with consideration to historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We generally evaluate projected taxable income over an appropriate period for each jurisdiction to determine the recoverability of all deferred tax assets and, in addition, examine the length of the carryforward to ensure the deferred tax assets are established at an amount that is more likely than not to be realized. We have provided a partial valuation allowance against a deferred tax asset for state operating loss carryforward amounts. This valuation allowance was required because it is more likely than not that some of the state carryforward amounts will expire unused.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in note 13 to our consolidated financial statements and elsewhere in this report. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

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

We completed acquisitions in each of 2007, 2006, and 2005 which are discussed further in note 7 to our consolidated financial statements. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not fully directly comparable, although there is no material impact from these acquisitions.

Revenues by segment for each of the three years in the period ended December 31, 2007 were as follows:

	General rentals	Trench safety, pump and power	Total
2007
Equipment rentals	$2,454	$176	$2,630
Sales of rental equipment	304	15	319
Sales of new equipment	217	13	230
Contractor supplies sales	362	16	378
Service and other revenues	171	3	174

Total revenue	$3,508	$223	$3,731

2006
Equipment rentals	$2,361	$169	$2,530
Sales of rental equipment	322	13	335
Sales of new equipment	216	16	232
Contractor supplies sales	369	16	385
Service and other revenues	155	3	158

Total revenue	$3,423	$217	$3,640

2005
Equipment rentals	$2,198	$140	$2,338
Sales of rental equipment	291	13	304
Sales of new equipment	191	14	205
Contractor supplies sales	291	10	301
Service and other revenues	137	3	140

Total revenue	$3,108	$180	$3,288

Equipment rentals. 2007 equipment rentals of $2.63 billion increased $100, or 4.0 percent, reflecting a 2.5 percentage point increase in time utilization on a larger fleet, partially offset by a 1.1 percent decline in rental rates and a shift in the mix of equipment on rent. Equipment rentals represented 70 percent of total revenues in 2007. On a segment basis, equipment rentals represented 70 percent and 79 percent of total revenue for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $93, or 3.9 percent, reflecting a 3.2 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $7, or 4.1 percent, reflecting a 1.7 percent increase in same-store rental revenues, as well as increased revenues from cold starts.

2006 equipment rentals of $2.53 billion increased $192, or 8.2 percent, reflecting a 5.1 percent increase in rental rates and a 0.3 percentage point improvement in time utilization. General rentals equipment rentals increased $163, or 7.4 percent, reflecting increased rental rates and a 6.3 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $29, or 20.7 percent, reflecting a 5.0 percent increase in same-store rental revenues, as well as increased revenues from acquisitions and cold starts.

Sales of rental equipment. For each of the three years in the period ended December 31, 2007, sales of rental equipment have represented approximately 9 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. 2007 sales of rental equipment of $319 declined $16, or 4.8 percent, from 2006 reflecting price and volume declines as well as a shift in the mix of equipment sold. 2006 sales of rental equipment of $335 increased $31, or 10.2 percent, as compared to 2005 reflecting price increases and a shift in the mix of equipment sold.

Sales of new equipment. For each of the three years in the period ended December 31, 2007, sales of new equipment represented approximately 6 percent of our total revenue. Our general rentals segment accounted for approximately 94 percent of these sales. 2007 sales of new equipment of $230 declined $2, or 0.9 percent, from

2006 reflecting volume declines, partially offset by price increases. 2006 sales of new equipment of $232 increased $27, or 13.2 percent, as compared to 2005 reflecting price increases and a shift in the mix of equipment sold.

Sales of contractor supplies. For each of the three years in the period ended December 31, 2007, sales of contractor supplies represented approximately 10 percent of our total revenue. Our general rentals segment accounted for approximately 96 percent of these sales. 2007 sales of contractor supplies of $378 declined $7, or 1.8 percent, from 2006 reflecting the initial effect of repositioning this business. 2006 sales of contractor supplies of $385 increased $84, or 27.9 percent, as compared to 2005 reflecting an increase in the volume of supplies sold.

Service and other revenues. For each of the three years in the period ended December 31, 2007, service and other revenues represented approximately 5 percent of our total revenue. Our general rentals segment accounted for approximately 98 percent of these sales. 2007 service and other revenues of $174 increased $16, or 10.1 percent, from 2006 reflecting increased volume.

Discontinued Operation. In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc., an entity formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund L.P. In connection with this transaction, we recorded an after-tax loss on sale in 2006 of $24. The transaction closed in February 2007 and we received net proceeds of $66. The loss on sale, as well as the results of operations of our traffic control business, have been reflected as a discontinued operation in our consolidated statements of income.

Fourth Quarter 2007 Items. During the fourth quarter, we reduced our reserve for obsolescence and shrinkage by $4 following our annual physical inventory inspections. This benefit was recorded in cost of equipment rentals, excluding depreciation. Also, during the fourth quarter of 2007, we recognized a benefit of $3 reflecting recent experience related to our estimated provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation. In addition to these matters, during the fourth quarter we recognized income of $94 (pre-tax) related to the termination of our merger agreement with Cerberus as well as net foreign currency transaction gains of $17 (pre-tax). Both of these matters are discussed further below; see other income.

Fourth Quarter 2006 Items. During the fourth quarter of 2006, we recorded a charge of $9 reflecting recent loss experience related to our estimated provision for self-insurance reserves. Of this amount, $7 was recorded in cost of equipment rentals, excluding depreciation, and the balance was recorded in discontinued operations as it related to our traffic control business. Also, during the fourth quarter of 2006, we reduced our reserve for inventory obsolescence and shrinkage by $10 following our annual physical inventory inspections. Of this amount, $7 was recorded in cost of contractor supplies sales and $3 was recorded in cost of equipment rentals, excluding depreciation. In addition to these matters, we recorded a charge of $7 related to our estimated exposure for sales-tax matters. This amount has been reflected in selling, general and administrative expenses in the accompanying consolidated statement of income.

Segment Operating Profit. Segment operating profit and operating margin for each of the three years in the period ended December 31, 2007 were as follows:

	General rentals	Trench safety, pump and power	Total
2007
Operating Profit	$602	$57	$659
Operating Margin	17.2%	25.6%	17.7%
2006
Operating Profit	$568	$58	$626
Operating Margin	16.6%	26.7%	17.2%
2005
Operating Profit	$477	$47	$524
Operating Margin	15.3%	26.1%	15.9%

General rentals. For each of the three years in the period ended December 31, 2007, general rentals accounted for 91 percent of our total operating profit. This contribution percentage is consistent with general rentals’ revenue contribution over the same period. General rentals’ operating margin in 2007 increased 0.6 percentage points from 2006, primarily resulting from the realization of the initial benefits of cost-saving initiatives implemented in 2007. General rentals’ operating margin in 2006 increased 1.3 percentage points from 2005, as the benefits of higher rental rates were partially offset by increased costs for labor and benefits as well as reduced gross margins on contractor supplies.

Trench safety, pump and power. Operating profit in 2007 declined $1, reflecting slight declines in gross profit on new equipment sales and contractor supplies, partially offset by an increase in gross profit on sales of rental equipment. Operating profit in 2006 increased $11, reflecting a $37 increase in revenues principally related to acquisitions and cold starts.

Gross Margin. We have historically realized higher gross margins on sales of rental equipment than on sales of new equipment. This is consistent with the marketplace in general and not unique to United Rentals. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2007	2006	2005
Total gross margin	35.1	35.4	33.9
Equipment rentals	38.7	38.9	36.7
Sales of rental equipment	26.3	29.3	26.6
Sales of new equipment	17.4	17.7	18.0
Contractor supplies sales	19.0	21.6	23.3
Service and other revenues	54.6	51.9	49.3

2007 gross margin of 35.1 percent declined 0.3 percentage points from 2006, reflecting a 0.2 percentage point decline in gross margin on equipment rentals, a 3.0 percentage point decline in gross margin on sales of rental equipment and a 2.6 percentage point decline in gross margin on contractor supplies, partially offset by a 2.7 percentage point improvement in gross margin on service and other revenues. The decline in equipment rental gross margin reflects increased rental costs and a 1.1 percent decline in rental rates, partially offset by a 2.5 percentage point improvement in time utilization. The decline in gross margins on sales of rental equipment and contractor supplies reflects pricing pressure as well as a shift in the mix of product sold. The increase in margin on service and other revenues reflects increased revenue.

2006 gross margin of 35.4 percent increased 1.5 percentage points from 2005, reflecting a 2.2 percentage point increase in equipment rentals gross margin and a 2.7 percentage point increase in the sales of rental equipment gross margin, partially offset by a 1.7 percentage point reduction in gross margin on contractor supplies. The improved equipment rental margin reflected a 5.1 percent increase in rental rates, partially offset by a 0.3 percentage point decline in time utilization to 61.5 percent. The improved margin on sales of rental equipment reflects improved pricing and a shift in the mix of equipment sold. The reduction in contractor supplies sales gross margin reflects increased costs related to our distribution centers.

Selling, general and administrative expenses (SG&A). SG&A expense information for each of the three years in the period ended December 31, 2007 was as follows:

	Year Ended December 31,
	2007	2006	2005
Total SG&A expenses	$595	$613	$553
SG&A as a percentage of revenue	15.9	16.8	16.8

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, advertising and marketing expenses, management salaries, bad debt expense and clerical and administrative overhead.

2007 SG&A expense of $595 declined $18, or 2.9 percent, as compared to 2006 and declined by 0.9 percentage points as a percentage of revenue. This decline reflects a $13 reduction in professional fees related to regulatory matters, the initial benefits of our cost-saving initiatives, reduced incentive compensation costs and a $3 reduction in bad debt expense. The benefit associated with these matters was partially offset by severance costs associated with headcount reductions completed in the second half of 2007, the amendment of our former Chairman’s service agreement, charges associated with the accelerated vesting, upon his June 4, 2007 retirement, of a restricted stock award held by our former Chief Executive Officer, as well as normal inflationary increases.

2006 SG&A expense of $613 increased 10.8 percent as compared to 2005 and was flat as a percentage of revenue. The increase in actual SG&A costs reflects normal inflationary increases, higher selling and insurance costs related to growth in the business and increased professional fees for business improvement initiatives. These increases were partially offset by a year-over-year reduction of $5 in the level of professional fees related to regulatory matters as well as reduced bad debt expense.

Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2007 was as follows:

	Year Ended December 31,
	2007	2006	2005
Non-rental depreciation and amortization	$54	$50	$38

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements as well as (ii) the amortization of other intangible assets. Our other intangible assets consist of non-compete agreements as well as customer-related intangible assets. The increases in 2007 and 2006 relate to a higher basis of depreciable assets. Additionally, during the second quarter of 2006, we determined that we had been depreciating certain vehicles on capital lease over a period which exceeded the related contractual lease terms. As a result, our non-rental depreciation and amortization expense for 2006 includes a charge of $4 to correct depreciation expense recorded since the fourth quarter of 2002.

Interest expense, net for each of the three years in the period ended December 31, 2007 was as follows:

	Year Ended December 31,
	2007	2006	2005
Interest expense, net	$187	$208	$181

Interest expense, net for the year ended December 31, 2007 decreased $21 or 10.1 percent as compared to 2006, reflecting lower average debt balances and the $9 benefit we recognized related to the mark-to-market impact of certain interest rate swaps. The decrease also reflects the absence of the charge we incurred in 2006 related to our term loan prepayment and the retirement of subordinated convertible debentures. Interest expense, net for the year ended December 31, 2006 increased $27, or 14.9 percent, as compared to 2005, reflecting the increase in interest rates applicable to our floating rate debt, partially offset by lower average debt balances. The 2006 increase also reflects a net charge of $6 that we recorded related to our $400 term loan prepayment as well as the retirement of $76 of subordinated convertible debentures. The net charge of $6 includes non-cash write-offs of $9 associated with deferred financing costs, partially offset by a gain of $3 recognized in conjunction with the termination of certain interest rate caps. The term loan prepayment and retirement of subordinated convertible debentures are discussed further below; see “Liquidity and Capital Resources.”

As of December 31, 2007 and 2006, approximately 65 and 53 percent of our total debt was floating rate debt, respectively. As discussed further below (see “Liquidity and Capital Resources”), in January 2008, we terminated interest rate swap agreements with an aggregate notional amount of $1.2 billion. Had these swaps been terminated as of December 31, 2007, approximately 18 percent of our total debt would have been floating rate debt.

Interest expense- subordinated convertible debentures for each of the three years in the period ended December 31, 2007 was as follows:

	Year Ended December 31,
	2007	2006	2005
Interest expense- subordinated convertible debentures	$9	$13	$14

As discussed further in note 11 to our consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary that has issued preferred securities. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2007 and 2006, the aggregate amount of subordinated convertible debentures outstanding was $146. The decline in interest expense- subordinated convertible debentures from 2006 to 2007 reflects the retirement of $76 of these subordinated convertible debentures in the second half of 2006.

Other Income. In April 2007, we announced that our board of directors had authorized the commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company. In July 2007, we announced that we had signed a merger agreement to be acquired by Cerberus. In December 2007, following the termination of that merger agreement, we received a break-up fee of $100. Other income for 2007 includes the income associated with the receipt of the break-up fee, net of related transaction costs of $9.

Other income for 2007 also includes $17 of net foreign currency transaction gains relating to intercompany transactions primarily between our Canadian subsidiary, whose functional currency is the Canadian dollar, and our U.S subsidiaries, whose functional currency is the U.S. dollar. Because these intercompany transactions do not hedge a foreign currency commitment and have been determined not to be of a long-term investment nature, exchange rate movements between the Canadian and U.S. dollars are required to be included in income during the period in which exchange rates change. Prior to 2007, we had been reflecting the impact of exchange rate changes on these intercompany transactions as a component of accumulated other comprehensive income within stockholders’ equity, rather than including them in income. Our results for 2007 include the cumulative impact of correcting for this matter. Of the $17 recognized in 2007, $13 relates to 2007 exchange rate movements and $4 relates to prior periods. This correction does not affect historical or future cash flows and its effect on our current and prior years’ net income, cash flows from operations, and stockholders’ equity is not material.

Income Taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rate for each respective period:

	2007	2006	2005
Income from continuing operations	$578	$405	$331
Provision for income taxes	215	156	129
Effective tax rate (1)	37.2%	38.5%	39.0%

(1)	A detailed reconciliation of this effective tax rate to the U.S. federal statutory income tax rate is included in note 12 to our consolidated financial statements.

The differences between the effective tax rates of 37.2 percent, 38.5 percent, and 39.0 percent and the U.S. federal statutory income tax rate of 35.0 percent for 2007, 2006, and 2005, respectively, relate primarily to state taxes and certain nondeductible charges and other items. Additionally, 2007 includes a benefit associated with the release of state tax valuation allowances, partially offset by certain non-deductible compensation expense and prior year state tax matters. Our effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Recent Accounting Pronouncements. See note 2 to our consolidated financial statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

Liquidity and Capital Resources.

Liquidity. We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of December 31, 2007, we had (i) $510 of borrowing capacity available under the revolving credit facility portion of our senior secured credit facility, (ii) $300 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $381. Cash equivalents at December 31, 2007 consist of high quality, low risk Treasury securities and do not include any auction rate securities. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases and (iv) debt service. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases. Additionally, if we were to pursue an acquisition, recapitalization or other strategy to enhance shareholder value, our existing levels of indebtedness may increase and, as a result, a greater portion of our cash may be required to service any such indebtedness. For information on the scheduled principal and interest payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “Certain Information Concerning Contractual Obligations.”

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We estimate that our capital expenditures for 2008 will be approximately $715, which represents a decrease of $275 as compared to 2007. We expect that we will fund such expenditures from proceeds from the sale of rental and non-rental equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility and accounts receivable securitization facility.

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

Loan Covenants and Compliance. As of December 31, 2007, we were in compliance with the covenants and other provisions of our senior secured credit facility, the senior notes, the QUIPS and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

We consider our most restrictive covenant to be the Minimum Interest Coverage ratio, which is the ratio of our consolidated net income to our interest expense, as defined in our senior secured credit facility. The minimum amount permitted under this covenant is 1.65 to 1.0 and our actual Minimum Interest Coverage ratio for the year ended December 31, 2007 was 3.47 to 1.0.

Sources and Uses of Cash—Continuing Operations. During 2007, we (i) generated cash from operations of $859 (including the $100 termination fee we received from Cerberus, less transaction related costs of $9) and (ii) generated cash from the sale of rental and non-rental equipment of $342. We used cash during this period principally to (i) purchase rental and non-rental equipment of $990 and (ii) fund payments on debt, net of proceeds received, of $71. Additionally, during 2007, we received net proceeds of $66 related to the sale of our traffic control business. During 2006, we (i) generated cash from operations of $834, (ii) generated cash from the sale of rental and non-rental equipment of $352 and (iii) received proceeds from the exercise of stock options of $78. We used cash during this period principally to (i) purchase rental and non-rental equipment of $951, (ii) fund payments on debt, net of proceeds received, of $404 and (iv) retire $76 of subordinated convertible debentures. During 2005, we (i) generated cash from operations of $638 and (ii) generated cash from the sale of rental and non-rental equipment of $315. We used cash during this period principally to (i) purchase rental and non-rental equipment of $801, (ii) fund debt repayments and financing costs of $74 and (iii) purchase other companies, net of cash acquired, of $40.

Our credit ratings as of February 15, 2008 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Stable
S&P	BB-	Stable
Fitch	BB-	Stable

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment as long as our ratings reflect a below investment grade rating.

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Debt and capital leases (1)	$15	$161	$254	$88	$1,003	$1,049	$2,570
Interest due on debt (2)	167	159	153	135	102	110	826
Operating leases (1):
Real estate	82	69	57	49	39	130	426
Rental equipment	19	9	—	—	—	—	28
Non-rental equipment	29	24	20	13	8	2	96
Purchase obligations (3)	111	—	—	—	—	—	111
Subordinated convertible debentures (4)	9	9	9	9	9	296	341

Total (5)	$432	$431	$493	$294	$1,161	$1,587	$4,398

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.
(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of December 31, 2007.
(3)	As of December 31, 2007, we had outstanding purchase orders with our equipment and inventory suppliers. These purchase orders, which were negotiated in the ordinary course of business, aggregate approximately $111. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2008.
(4)	Includes interest payments.
(5)	This information excludes $7 of unrecognized tax benefits which are discussed further in note 12 to our consolidated financial statements. It is not possible to estimate the time period during which these amounts may be paid to tax authorities.

Certain Information Concerning Restricted Stock. We have granted to employees other than executive officers and directors approximately 39,000 shares of restricted stock that have not yet vested. The shares vest in 2008 and are subject to forfeiture prior to vesting upon certain terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his or her stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is $19.86 per share.

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

Interest Rate Risk. During 2007 and earlier periods, we utilized interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of December 31, 2007, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of the swap agreements were, at December 31, 2007, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent Notes through 2012, (ii) $375 of our 7 percent Notes through 2014, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013.

As of December 31, 2007, after giving effect to our interest rate swap agreements, we had an aggregate of $1.7 billion of indebtedness that bears interest at variable rates. As of December 31, 2007, the debt that was subject to fluctuations in interest rates included $140 of borrowings under our Canadian revolving facility, $1.2 billion in swaps and $327 of term loans. The interest rates applicable to our variable rate debt on December 31, 2007 were (i) 6.5 percent for the revolving credit facility (which represents the Canadian rate, since the amount outstanding was Canadian borrowings), (ii) 7.6 percent for the debt subject to our swap agreements and (iii) 7.1 percent for the term loan. As of December 31, 2007, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual after-tax earnings would decrease by approximately $10 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility. Additionally, in January 2008 we terminated all of our interest rate swap agreements and made a payment of $4. Had these swaps been terminated as of December 31, 2007, we would have had an aggregate of $467 of indebtedness that bears interest at variable rates. For additional information concerning the terms of our variable rate debt, see note 10 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2007 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of December 31, 2007. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders of

United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007 and Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified-prospective transition method, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 25, 2008

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$381	$119
Accounts receivable, net of allowance for doubtful accounts of $26 at December 31, 2007 and $34 at December 31, 2006	519	502
Inventory	91	139
Assets of discontinued operation	—	107
Prepaid expenses and other assets	57	56
Deferred taxes	72	82

Total current assets	1,120	1,005
Rental equipment, net	2,826	2,561
Property and equipment, net	440	359
Goodwill and other intangible assets, net	1,404	1,376
Other long-term assets	52	65

Total assets	$5,842	$5,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$15	$37
Accounts payable	195	218
Accrued expenses and other liabilities	310	322
Liabilities related to discontinued operation	—	22

Total current liabilities	520	599
Long-term debt	2,555	2,519
Subordinated convertible debentures	146	146
Deferred taxes	539	463
Other long-term liabilities	64	101

Total liabilities	3,824	3,828

Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$1,000 per share liquidation preference, 300,000 shares issued and outstanding at December 31, 2007 and 2006	—	—
Series D perpetual convertible preferred stock—$1,000 per share liquidation preference, 150,000 shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized 86,329,773 and 81,178,663 shares issued and outstanding, respectively, at December 31, 2007 and 2006	1	1
Additional paid-in capital	1,494	1,421
Retained earnings	431	69
Accumulated other comprehensive income	92	47

Total stockholders’ equity	2,018	1,538

	$5,842	$5,366

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Equipment rentals	$2,630	$2,530	$2,338
Sales of rental equipment	319	335	304
New equipment sales	230	232	205
Contractor supplies sales	378	385	301
Service and other revenues	174	158	140

Total revenues	3,731	3,640	3,288

Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,179	1,137	1,094
Depreciation of rental equipment	434	408	386
Cost of rental equipment sales	235	237	223
Cost of new equipment sales	190	191	168
Cost of contractor supplies sales	306	302	231
Cost of service and other revenues	79	76	71

Total cost of revenues	2,423	2,351	2,173

Gross profit	1,308	1,289	1,115
Selling, general and administrative expenses	595	613	553
Non-rental depreciation and amortization	54	50	38

Operating income	659	626	524
Interest expense, net	187	208	181
Interest expense—subordinated convertible debentures	9	13	14
Other income	(115)	—	(2)

Income from continuing operations before provision for income taxes	578	405	331
Provision for income taxes	215	156	129

Income from continuing operations	363	249	202
Loss from discontinued operation, net of taxes	(1)	(25)	(15)

Net income	$362	$224	$187

Basic earnings available to common stockholders:
Income from continuing operations	$3.61	$2.58	$2.13
Loss from discontinued operation	(0.01)	(0.26)	(0.16)

Net income	$3.60	$2.32	$1.97

Diluted earnings available to common stockholders:
Income from continuing operations	$3.26	$2.28	$1.93
Loss from discontinued operation	(0.01)	(0.22)	(0.13)

Net income	$3.25	$2.06	$1.80

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance January 1, 2005	$—	$—	78	$1	$1,349	$(19)	$(342)		$37
Comprehensive income:
Net income							187	$187
Other comprehensive income:
Foreign currency translation adjustments								10	10
Derivatives qualifying as hedges, net of taxes of $2								3	3

Comprehensive income								$200

Issuance of common stock under deferred compensation plans, net of forfeitures					2	(2)
Exercise of common stock options and warrants					1
Stock compensation expense					1	9
Tax benefit relating to vesting of restricted stock and options					1
Founders shares repurchased and retired			(1)		(2)
Shares repurchased and retired			—	—	(6)
Forfeiture of stock compensation					(1)

Balance December 31, 2005	$—	$—	77	$1	$1,345	$(12)	$(155)		$50

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance December 31, 2005	$—	$—	77	$1	$1,345	$(12)	$(155)		$50
Comprehensive income:
Net income							224	$224
Other comprehensive income:
Foreign currency translation adjustments								(2)	(2)
Derivatives qualifying as hedges, net of taxes of $1								(1)	(1)

Comprehensive income								$221

Reclassification of unearned stock compensation in connection with adoption of FAS 123 (R)					(12)	12
Exercise of common stock options and warrants			4		78
Stock compensation expense					16
Shares repurchased and retired					(6)

Balance December 31, 2006	$—	$—	81	$1	$1,421	$—	$69		$47

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance December 31, 2006	$—	$—	81	$1	$1,421	$69		$47
Comprehensive income:
Net income						362	$362
Other comprehensive income:
Foreign currency translation adjustments							45	45

Comprehensive income							$407

Exercise of common stock options and warrants			5	—	32
Stock compensation expense					18
Excess tax benefits from share-based payment arrangements					31
Shares repurchased and retired					(5)
Forfeitures of stock compensation					(3)

Balance December 31, 2007	$—	$—	86	$1	$1,494	$431		$92

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In millions)
Cash Flows From Operating Activities:
Income from continuing operations	$363	$249	$202
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	488	458	424
Amortization of deferred financing costs	9	10	8
Gain on sales of rental equipment	(84)	(98)	(81)
Gain on sales of non-rental equipment	(5)	(4)	(2)
Foreign currency transaction gain	(17)	—	—
Non-cash adjustments to equipment	9	7	11
Stock compensation expense	15	16	8
Write-off deferred financing fees and unamortized premiums on interest rate caps	—	9	—
Increase in deferred taxes	61	130	117
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5)	10	(76)
Decrease (increase) in inventory	51	16	(47)
Decrease in prepaid expenses and other assets	—	5	2
(Decrease) increase in accounts payable	(30)	9	5
Increase in accrued expenses and other liabilities	4	17	67

Net cash provided by operating activities—continuing operations	859	834	638
Net cash provided by (used in) operating activities—discontinued operation	9	24	(9)

Net cash provided by operating activities	868	858	629

Cash Flows From Investing Activities:
Purchases of rental equipment	(870)	(873)	(744)
Purchases of non-rental equipment	(120)	(78)	(57)
Proceeds from sales of rental equipment	319	335	304
Proceeds from sales of non-rental equipment	23	17	11
Purchases of other companies	(23)	(39)	(40)

Net cash used in investing activities—continuing operations	(671)	(638)	(526)
Net cash provided by (used in) investing activities—discontinued operation	67	(10)	(15)

Net cash used in investing activities	(604)	(648)	(541)

Cash Flows From Financing Activities:
Proceeds from debt	460	265	—
Payments on debt	(531)	(669)	(39)
Payments of financing costs	—	—	(35)
Proceeds from the exercise of common stock options	32	78	2
Shares repurchased and retired	(5)	(4)	(8)
Excess tax benefits from share-based payment arrangements	31	—	—
Proceeds received in conjunction with partial termination of interest rate caps	—	3	—
Subordinated convertible debentures repurchased and retired, including premium paid of $1	—	(77)	—

Net cash used in financing activities	(13)	(404)	(80)
Effect of foreign exchange rates	11	(3)	5

Net increase (decrease) in cash and cash equivalents	262	(197)	13
Cash and cash equivalents at beginning of year	119	316	303

Cash and cash equivalents at end of year	$381	$119	$316

Supplemental disclosure of cash flow information:
Cash paid for interest	$203	$213	$194
Cash paid for taxes, net of refunds	84	17	8

Supplemental schedule of non-cash investing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$23	$39	$43
Less: liabilities assumed	—	—	(3)

Net cash paid	$23	$39	$40

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

The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity. Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

2.    Summary of Significant Accounting Policies

Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2007 consist of high quality, low risk Treasury securities.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect.

Inventory

Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, on either a specific identification, weighted average or first-in, first-out method.

Rental Equipment

Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the related equipment. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $324, $302 and $271, for the years ended December 31, 2007, 2006 and 2005, respectively.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of estimated useful lives for property and equipment is two to thirty-nine years. Ordinary repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We test for goodwill impairment at a regional level. We are required to review our goodwill for impairment annually as of a scheduled review date, however, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other Intangible Assets

Other intangible assets consist of non-compete agreements and customer relationships. The non-compete agreements are being amortized on a straight-line basis over periods ranging from 1 to 10 years. The customer relationships are being amortized on a straight-line basis over periods ranging from 5 to 12 years.

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

Translation of Foreign Currency

Assets and liabilities of our subsidiaries operating outside the United States which have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the end of the year. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within stockholders’ equity.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan are determined using current interest rates for similar instruments as of December 31, 2007 and 2006 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of our other financial instruments at December 31, 2007 and 2006 have been calculated based upon available market information and are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$146	$128	$146	$142
Senior and senior subordinated notes	2,044	1,849	2,044	2,070
Other debt	59	54	20	15

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning January 1, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 did not have any effect on our financial position or results of operations.

Advertising Expense

We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred.

Insurance

We are insured for general liability, workers’ compensation, and automobile liability, subject to deductibles, or self-insured retentions, per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2007. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $330,000 (actual dollars).

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than 1 percent of total revenues in each of 2007, 2006, and 2005 and no single customer represented greater than 1 percent of total accounts receivable at December 31, 2007 and 2006. We control credit risk through credit approvals, credit limits and other monitoring procedures.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which establishes accounting for stock-based awards exchanged for employee services. FAS 123(R) provides that stock-based compensation costs be measured at the grant date based on the fair value of the award and recognized as an expense over the requisite service period. Determining the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. We

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

adopted FAS 123(R) using the modified-prospective transition method and therefore we did not restate the results of prior periods. The adoption of FAS 123(R) did not have a material impact on our financial statements. FAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of FAS 123(R), any excess tax benefits were to be presented as operating cash flows.

Restricted stock awards are valued based on the fair value of the stock on the grant date. Prior to the adoption of FAS 123(R), unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with FAS 123(R), stockholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital.

Prior to January 1, 2006, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” we did not recognize compensation expense relating to employee stock options because the exercise price was equal to or greater than the fair market value (as defined under the relevant award plan) of our stock at the date of grant. If we had elected to recognize compensation expense using a fair value approach, our pro forma income and earnings per share for the year ended December 31, 2005 would have been as follows:

December 31, 2005
Net income, as reported	$187
Plus: Stock-based compensation expense included in reported net income, net of tax	5
Less: Stock-based compensation expense determined using the fair value method, net of tax	(6)

Pro forma net income	$186

Net income available to common stockholders per share-basic:
As reported	$1.97
Pro forma	$1.96
Net income available to common stockholders per share-diluted:
As reported	$1.80
Pro forma	$1.79

The weighted average fair value of options granted was $8.18 during 2005. The fair value was estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. In 2005, we used a risk-free interest rate average of 3.9, a volatility factor for the market price of our common stock of 60 percent, and a weighted-average expected life of options of approximately three years. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options’ vesting period.

New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141 (R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting Statement 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to fair value any of our financial instruments under the provisions of Statement 159, the adoption of this statement will not have any impact to our consolidated financial statements.

3.    Discontinued Operation

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc. (“HTS”), an entity formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. In connection with this transaction, we recorded an after-tax loss on sale in 2006 of $24. The transaction closed in February 2007 and we received net proceeds of $66.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of our traffic control business have been reported within discontinued operations in the consolidated statements of income, and prior period consolidated statements of income were recast. The assets and liabilities associated with the traffic control business have also been classified separately in our consolidated balance sheets. General corporate overhead costs previously allocated to traffic control have been reclassified and reflected in continuing operations.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Summarized results of operations for traffic control are as follows:

	Year Ended December 31,
	2007	2006	2005
Revenues	$—	$280	$270

(Loss) income from operation before income taxes	$(3)	$1	$(21)
Loss on sale	—	(37)	—
Income tax benefit	2	11	6

Loss from discontinued operation, net of taxes	$(1)	$(25)	$(15)

The following is a summary of the assets and liabilities of traffic control as of December 31, 2006:

Assets
Accounts receivable, net	$65
Rental equipment, net	11
Property and equipment, net	14
Other assets	17

Total assets of discontinued operation	107

Liabilities
Accounts payable	7
Accrued expenses and other liabilities	15

Total liabilities related to discontinued operation	22

Net assets of discontinued operation	$85

In conjunction with the sale, we retained financial responsibility for deductibles and self-insured retentions associated with casualty insurance programs (workers’ compensation, automobile liability and general liability) covering the traffic control business with respect to claims arising from loss occurrences prior to closing. These liabilities were not assumed by the purchaser. We are not liable for these types of liabilities associated with the traffic control business which arise subsequent to the sale. The aggregate amount of these retained liabilities as of December 31, 2007 and 2006 was $22 and $30, respectively, and is included in accrued expenses and other liabilities and other long-term liabilities in the consolidated balance sheets.

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in note 2. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to our segments based on the actual amount of costs incurred in the prior year for selling, general and administrative expenses or equipment rental revenue generating activities. As discussed in note 3 to our consolidated financial statements, traffic control, which was previously presented as a reporting segment, is now presented as a discontinued operation.

The following table sets forth financial information by segment. Information related to our consolidated balance sheets is presented as of December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006	2005
Reportable segment revenue
General rentals	$3,508	$3,423	$3,108
Trench safety, pump and power	223	217	180

Total revenue	$3,731	$3,640	$3,288

Reportable segment depreciation and amortization expense
General rentals	$464	$435	$404
Trench safety, pump and power	24	23	20

Total depreciation and amortization expense	$488	$458	$424

Reportable segment operating income
General rentals	$602	$568	$477
Trench safety, pump and power	57	58	47

Total segment operating income	$659	$626	$524

Capital expenditures
General rentals	$954	$900	$763
Trench safety, pump and power	36	51	38

Total capital expenditures	$990	$951	$801

Assets
General rentals	$5,688	$5,112
Trench safety, pump and power	154	147
Assets of discontinued operation	—	107

Total assets	$5,842	$5,366

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

We operate in the United States, Canada and Mexico. Geographic area information for the years ended December 31, 2007, 2006 and 2005 is as follows, except for balance sheet information which is presented as of December 31, 2007 and 2006 only:

	Year ended December 31,
	2007	2006	2005
Reportable segment revenues from external customers
Domestic	$3,275	$3,260	$2,960
Foreign (primarily Canada)	456	380	328

Total revenues from external customers	$3,731	$3,640	$3,288

Rental equipment, net
Domestic	$2,510	$2,318
Foreign	316	243

Total consolidated rental equipment, net	$2,826	$2,561

Property and equipment, net
Domestic	$409	$329
Foreign	31	30

Total consolidated property and equipment, net	$440	$359

Goodwill and other intangible assets, net
Domestic	$1,249	$1,242
Foreign	155	134

Total consolidated goodwill and other intangible assets, net	$1,404	$1,376

5.    Rental Equipment

Rental equipment consists of the following:

	December 31,
	2007	2006
Rental equipment	$4,125	$3,760
Less accumulated depreciation	(1,299)	(1,199)

Rental equipment, net	$2,826	$2,561

6.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
Land	$112	$91
Buildings	196	152
Non-rental vehicles	58	71
Machinery and equipment	51	42
Furniture and fixtures	112	101
Leasehold improvements	133	100

	662	557
Less accumulated depreciation and amortization	(222)	(198)

Property and equipment, net	$440	$359

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

7.    Acquisitions

We completed one, two and two acquisitions during the years ended December 31, 2007, 2006 and 2005, respectively. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from their respective acquisition dates.

In February 2007, we acquired High Reach Equipment Services, LLC (“High Reach”). High Reach had one aerial equipment branch in Georgia and 2006 revenues of approximately $11. The aggregate purchase price for this acquisition was approximately $22.

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

Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

8.    Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2007:

	General rentals	Trench safety, pump and power	Total
Balance at January 1, 2005	$1,223	$70	$1,293
Goodwill related to acquisitions	4	27	31
Foreign currency translation and other adjustments	4	—	4

Balance at December 31, 2005	1,231	97	1,328
Goodwill related to acquisitions	21	(12)	9
Foreign currency translation and other adjustments	1	—	1

Balance at December 31, 2006	1,253	85	1,338
Goodwill related to acquisitions	4	—	4
Foreign currency translation and other adjustments	16	—	16

Balance at December 31, 2007	$1,273	$85	$1,358

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Other intangible assets primarily consist of customer relationships and non-compete agreements. Intangible assets were comprised of the following at December 31, 2007 and 2006:

	Average Remaining Amortization Period		As of December 31, 2007
	2007	2006	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	25 months	26 months	$22	$17	$5
Customer relationships	7 years	7 years	$60	$19	$41

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	$21	$19	$2
Customer relationships	$49	$13	$36

Amortization expense for other intangible assets was $7, $4 and $5 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2008	$8
2009	6
2010	6
2011	6
2012	5
Thereafter	15

$46

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2007	2006
Self-insurance accruals	$38	$50
Accrued compensation	54	88
Financial derivative instruments	12	12
Income taxes payable	31	13
Property taxes payable	19	14
Interest payable	48	47
Deferred revenue	16	16
Accrued benefit costs	17	14
Deferred rent	10	9
Professional fees	10	7
Other (1)	55	52

Accrued expenses and other liabilities	$310	$322

(1)	Other includes multiple items, none of which is individually significant.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Other long-term liabilities consist of the following:

	December 31,
	2007	2006
Self-insurance accruals	$59	$49
Financial derivative instruments	—	44
Other	5	8

	$64	$101

10.    Debt

Debt consists of the following:

	December 31,
	2007	2006
Revolving Credit Facility, interest payable at a rate of 6.5 and 6.2 percent at December 31, 2007 and 2006, respectively	$140	$137
Term Loan, interest payable at 7.1 and 7.4 percent at December 31, 2007 and 2006, respectively	327	330
7 3/4 percent Senior Subordinated Notes, interest payable semi-annually	525	525
7 percent Senior Subordinated Notes, interest payable semi-annually	375	375
6 1/2 percent Senior Notes, interest payable semi-annually	1,000	1,000
1 7/8 percent Convertible Senior Subordinated Notes, interest payable semi-annually	144	144
Accounts receivable securitization facility	—	25
Other debt, including capital leases	59	20

Total debt	2,570	2,556
Less current portion	(15)	(37)

Long-term debt	$2,555	$2,519

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

Revolving Credit Facility. The revolving credit facility enables URNA to borrow up to $650 on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650). A portion of the revolving credit facility, up to $250, is available for issuance of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of December 31, 2007, the outstanding borrowings under this facility were $140 and utilized letters of credit were $0. All outstanding borrowings under the revolving credit facility at December 31, 2007 were Canadian subsidiary borrowings.

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

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (a) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1 percent and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25 percent, or (b) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a maximum margin of 2.25 percent. The rate applicable to Canadian borrowings outstanding under the revolving credit facility was 6.5 at December 31, 2007.

URNA is also required to pay the lenders a commitment fee equal to 0.5 percent per annum, payable quarterly, in respect of undrawn commitments under the revolving credit facility.

Institutional Letter of Credit Facility (“ILCF”). The ILCF provides for up to $150 in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011. As of December 31, 2007, the outstanding letters of credit under the ILCF were approximately $137.

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

Borrowings under the term loan accrue interest, at URNA’s option, at either (a) the ABR rate plus a maximum margin of 1.25 percent, or (b) an adjusted LIBOR rate plus a maximum margin of 2.25 percent. The rate was 7.1 percent at December 31, 2007.

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

7 3/4 percent Senior Subordinated Notes. In November 2003, URNA issued $525 million aggregate principal amount of 7 3/4 percent Senior Subordinated Notes (the “7 3/4  percent Notes”) which are due November 15, 2013. The net proceeds from the sale of the 7 3/4 percent Notes were $523 million (after deducting the initial purchasers’ discount and offering expenses). The 7 3/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 7 3/4 percent Notes may be redeemed on or after November 15, 2008, at specified redemption prices that range from 103.875 percent in 2008 to 100.0 percent in 2011 and thereafter. The indenture governing the 7 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) our ability to consolidate, merge or sell all or substantially all of our assets, as well as a requirement to timely file periodic reports with the SEC.

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

6 1/2 percent Senior Notes. In February 2004, URNA issued $1 billion aggregate principal amount of 6 1/2 percent Senior Notes (the “6 1/2 percent Notes”) which are due February 15, 2012. The net proceeds from the sale of the 6 1/2 percent Notes were approximately $985, after deducting offering expenses. The 6 1/2 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 6 1/2 percent Notes mature on February 15, 2012 and may be redeemed by URNA on or after February 15, 2008, at specified redemption prices that range from 103.25 percent in 2008 to 100.0 percent in 2010 and thereafter. The indenture governing the 6 1/ 2 percent Notes contains certain restrictive covenants, including limitations, among others, on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) our ability to consolidate, merge or sell all or substantially all of our assets and (ix) sale-leaseback transactions, as well as a requirement to timely file periodic reports with the SEC.

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

•

after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and

•

the facility contains standard termination events including, without limitation, a termination event if (i) the long-term senior secured rating of URI falls below either B+ from Standard & Poor’s Rating Services (“S&P”) or B2 from Moody’s Investors Service (“Moody’s”) or (ii) our New Credit Facility is terminated. At December 31, 2007, the Company’s long-term senior secured debt was rated BB+ by S&P and Ba1 by Moody’s.

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus a specified spread not to exceed 1.0 percent. We are also required to pay a commitment fee based on our Funded Debt to Cash Flow ratio. This commitment fee was 22.5 basis points (0.225 percent) at December 31, 2007.

Loan Covenants and Compliance

As of December 31, 2007, we were in compliance with the covenants and other provisions of our senior secured credit facility, the senior notes, the QUIPS and our accounts receivable securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

We consider our most restrictive covenant to be the Minimum Interest Coverage ratio, which is the ratio of our consolidated net income to our interest expense, as defined in our senior secured credit facility. The minimum amount permitted under this covenant is 1.65 to 1.0 and our actual Minimum Interest Coverage ratio for the year ended December 31, 2007 was 3.47 to 1.0.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Interest Rate Swap Agreements. As of December 31, 2007, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of these agreements was to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of: (i) $445 of our 6 1/2 percent Notes through 2012, (ii) $375 of our 7 3/4 percent senior subordinated notes through 2013 and (iii) $375 of our 7 percent Notes through 2014. These swap agreements, which convert our fixed rate notes to floating rate instruments, were initially designated as fair value hedges. As of December 31, 2007, we had an unrealized loss of $12, based upon the fair value of our fair value hedges. In February 2007, swaps with a notional of $250 were modified and, as a result, these swaps were de-designated as fair value hedges. In January 2008, we terminated all of our interest rate swap agreements, including the swaps which were previously de-designated as fair value hedges, and made a payment of $4.

Maturities. Maturities of the Company’s debt for each of the next five years and thereafter at December 31, 2007 are as follows:

2008	$15
2009	161
2010	254
2011	88
2012	1,003
Thereafter	1,049

Total	$2,570

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

In August and October 2006, we announced redemptions of an aggregate of $76 of QUIPS. The redemption price was 101.3 percent. In conjunction with the redemptions, we retired $76 of our Debentures. The redemptions were funded with the proceeds of stock option exercises received during 2006. As of December 31, 2007 and 2006, the aggregate amount of Debentures outstanding was $146.

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

12.    Income Taxes

The components of the provision for income taxes from continuing operations for each of the three years in the period ended December 31, 2007 are as follows:

	Year ended December 31,
	2007	2006	2005
Current
Federal	$116	$10	$6
Foreign	24	10	3
State and local	14	6	3

	154	26	12

Deferred
Federal	$66	$117	$93
Foreign	4	3	8
State and local	(9)	10	16

	61	130	117

Total	$215	$156	$129

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to income from continuing operations before provision for income taxes is as follows:

	Year ended December 31,
	2007	2006	2005
Computed tax at statutory tax rate	$202	$142	$113
State income taxes, net of federal tax benefit	19	10	12
Release of state valuation allowance	(15)	—	—
Non-deductible expenses and other	6	5	2
Foreign taxes	3	(1)	2

	$215	$156	$129

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2007			December 31, 2006
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$65	$33	$98	$70	$35	$105
Net operating loss and credit carryforwards	7	32	39	24	50	74

Total deferred tax assets	72	65	137	94	85	179

Property and equipment	—	(528)	(528)	—	(510)	(510)
Valuation allowance	—	(1)	(1)	(12)	(8)	(20)
Intangibles	—	(75)	(75)	—	(30)	(30)

Total deferred tax liability	—	(604)	(604)	(12)	(548)	(560)

Total deferred income tax asset (liability)	$72	$(539)	$(467)	$82	$(463)	$(381)

We adopted the provisions of FIN 48 on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, we had $6 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2007, we had $7 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$6
Additions for tax positions of prior years	4
Settlements (1)	(3)

Balance at December 31, 2007	$7

(1)	Includes cash tax payments and/or reductions in tax attributes with State, Federal and Canadian authorities, and settlement of filing issues with states.

Prior to the adoption of FIN 48, we included interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Upon adoption of FIN 48, we have continued to follow this policy. For the year ended December 31, 2007, interest expense of less than $1 related to income tax was reflected in our consolidated balance sheet. The Company has recognized contingent receivables (included in other current assets) as offsets to additions for tax positions of prior years.

We file income tax returns in the U.S. and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service (IRS) has completed audits for periods prior to 2006; Canadian authorities have concluded income tax audits for periods prior to 2005, and the Company has agreed to these findings. Included in the balance of unrecognized tax benefits at January 1, 2007 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change during the next twelve months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

For financial reporting purposes, income from continuing operations before income taxes for our foreign subsidiaries was $65, $42 and $34 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, unremitted earnings of foreign subsidiaries were approximately $88. Since it is our intention to indefinitely reinvest these earnings, no United States taxes have been provided for these amounts. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

We have net operating loss carryforwards (“NOL’s”) of $636 for state income tax purposes that expire from 2008 through 2027. We have recorded a valuation allowance against this deferred asset of $1 and $19 as of December 31, 2007 and 2006, respectively. During the third and fourth quarters of 2007, we recorded benefits of $15, in the aggregate, within the income tax provision relating to the reversal of a valuation allowance associated with certain state deferred tax assets and NOL’s. During 2007, we also released the remaining valuation allowance of $1, which had been previously recorded for foreign tax credit carryforwards that expire from 2009 through 2016.

13.    Commitments and Contingencies

SEC Non-Public Fact Finding Inquiry and Special Committee Review

In August 2004, we received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of our documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC stated that the inquiry did not mean that the SEC had concluded that the Company or anyone else had broken the law or that the SEC had a negative opinion of any person, entity or security. The inquiry appeared to relate to a broad range of our accounting practices and was not confined to a specific period.

In March 2005, our board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). We have provided documents in response to SEC subpoenas and informal requests as well as to the Special Committee, which has, in turn, provided documents to the SEC.

As previously reported, the Special Committee’s findings included, among others, that there were irregularities with respect to certain minor sale-leaseback transactions and trade packages to which the Company was a party between 2000 and 2002. The Company restated its results for the years ended December 31, 2002 and December 31, 2003, and its originally reported retained earnings at December 31, 2001, to correct the accounting for the minor sale-leaseback transactions and provided supplemental disclosure in the 2005 10-K regarding the trade packages (with respect to which documentation sufficient to permit a restatement did not exist). The Special Committee concluded that, based on the evidence it reviewed, the practices regarding these minor sale-leaseback transactions and trade packages appeared to have been directed by the Company’s two former chief financial officers. In December 2007, one of these former chief financial officers, who left the Company in late 2002, pled guilty to making a false filing with the SEC in connection with the Company’s annual report on form 10-K for the year ended December 31, 2000 and settled a separate civil enforcement action brought against him by the SEC alleging various violations of the securities laws.

In July 2007, we received a letter from the staff of the SEC stating that the staff intended to recommend that the Commission authorize the staff to file an injunctive action against the Company for alleged violations of

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

provisions relating to the maintenance of books and records, internal accounting controls, and periodic filing requirements, as well as antifraud provisions, as set forth in Section 17(a) of the Securities Act of 1933, as amended (the “Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13b2-1 thereunder. The letter states that the relief the staff may recommend includes permanent injunctions and civil penalties. Under SEC procedures, we have the opportunity to respond to the SEC staff before the staff makes a formal recommendation as to whether any action should be brought by the SEC. The staff’s letter also states that the staff intends to request authorization to engage in settlement discussions with the Company. We intend to continue cooperating fully with the SEC in this matter.

The U.S. Attorney’s Office for the District of Connecticut has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. We are also cooperating fully with this office.

We cannot predict the outcome of these inquiries as to the Company or when these matters might be resolved.

Shareholder Class Action Lawsuits and Derivative Litigation

Following our public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits initially sought to sue on behalf of a purported class comprised of purchasers of our securities from October 23, 2003 to August 30, 2004. The lawsuits initially named as the defendants the Company, our former chairman, our vice chairman and then chief executive officer, our former president and chief financial officer, and our former corporate controller. These initial complaints alleged, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. On the basis of those allegations, plaintiffs in each action asserted claims (a) against all defendants under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and (b) against one or more of the individual defendants under Section 20(a) of the Exchange Act. The complaints sought unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, lead plaintiff filed a consolidated amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, (b) amended the purported class period to include purchasers of our securities from February 28, 2001 to August 30, 2004 and (c) named as an additional defendant our first chief financial officer. In September 2006, we and certain of the individual defendants moved to dismiss the consolidated amended complaint in this action. Briefing with respect to these motions is now complete. We intend to continue to defend against this action vigorously. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In January 2005, an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of our current and/or former directors and/or

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the motions to dismiss in the purported shareholder class actions.

In November 2004 we received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of our current and/or former directors and/or officers. Following receipt of the letter, our board of directors formed a special committee to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on the Company’s behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., initially named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted, among other things, that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint in this action also asserted a claim for unjust enrichment against our former chairman and our vice chairman and then chief executive officer. The initial complaint sought unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The initial complaint also sought an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim was asserted to disgorge certain compensation they received from us with respect to fiscal years 2001, 2002 and 2003.

On June 5, 2006, pursuant to a schedule agreed to by the parties, plaintiff in the Brundridge action filed an amended complaint that (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, and (b) named as an additional defendant our former president and chief financial officer and asserted the same claims against him as it previously asserted and continued to assert against our former chairman and our vice chairman and then chief executive officer. In September 2006, we and certain of the individual defendants moved to dismiss the amended complaint in this action. In December 2006, plaintiff in this action filed its opposition to these motions to dismiss. Subsequently, the parties agreed that the proceedings in this action will be stayed pending resolution of the motions to dismiss in the purported shareholder class actions. The parties’ agreement provides that any party may terminate the stay at any time on 30 days’ written notice to the Court and all other parties, and defendants will have an opportunity to submit reply papers in further support of their motions to dismiss this action after the termination of the stay.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

In August 2005, another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on the Company’s behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted the Company to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint also asserted (a) a claim that a former director breached fiduciary obligations by selling shares of our common stock while in possession of material, non-public information, and (b) a claim against our former chairman, our vice chairman and then chief executive officer, and our former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act (“SOX 304”). The initial complaint sought unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The initial complaint also sought an order declaring that the defendants against whom the SOX 304 claim was directed are liable under the Sarbanes-Oxley Act and directing them to reimburse us for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Gordon action filed an amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, and (b) named as additional defendants certain other of our current and/or former directors and/or officers. The amended complaint also asserted an additional claim against certain of our current and/or former directors for violation of Section 14(a) of the Exchange Act. In September 2006, we and certain of the individual defendants moved to dismiss the amended complaint in this action. Briefing with respect to these motions is now complete.

Following our July 23, 2007 announcement of the merger agreement with affiliates of Cerberus, two lawsuits against the proposed acquisition were filed. First, a putative class action complaint, entitled Donald Lefari v. United Rentals, Inc. et al., was filed in Connecticut State Superior Court, Judicial District of Stamford-Norwalk, on July 23, 2007 (the “Lefari action”). This lawsuit purports to be brought on behalf of all common stockholders of the Company, names the Company and all of our directors and Cerberus as defendants, and sought to enjoin the proposed acquisition of the Company by affiliates of Cerberus. On September 19, 2007, the parties to the Lefari action entered into a memorandum of understanding to settle the action and a settlement agreement was expected to be negotiated by the parties. On September 28, 2007, the second lawsuit, Nathan Brundridge vs. Wayland R. Hicks et al., was also filed in Connecticut State Superior Court, Judicial District of Stamford-Norwalk (the “Brundridge II action”). This lawsuit named our current directors as defendants. On December 23, 2007, the Company terminated the merger agreement with affiliates of Cerberus. As a result, a condition precedent of the proposed settlement of the Lefari action, the consummation of the proposed acquisition, was not fulfilled. The Brundridge II action was voluntarily withdrawn as to all defendants on January 30, 2008. On February 7, 2008, the parties to the Lefari action filed a joint motion to withdraw with prejudice the Lefari action, which is subject to the approval of the court.

Following our November 14, 2007 announcement that affiliates of Cerberus had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits sought to sue on behalf of a purported class of persons who purchased or otherwise acquired our securities between August 29, 2007 and November 14, 2007. The lawsuits

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

named as defendants the Company, our directors and certain of our officers and alleged, among other things, that the named plaintiff and members of the purported class suffered damages when they purchased or otherwise acquired securities issued by the Company, as a result of false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus, contained in (a) proxy materials that the Company disseminated and/or filed with the SEC in anticipation of the October 19, 2007 special meeting of stockholders; and/or (b) certain of the Company’s filings with the SEC and other public statements. On the basis of those allegations, plaintiff in each action asserted claims under Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder; and against the individual defendants under Section 20(a) of the Exchange Act. The complaints in these actions sought unspecified compensatory damages, costs, expenses and fees. On February 7, 2008, the Court entered an order consolidating the three actions and appointing the Institutional Investor Group, consisting of First New York Securities, L.L.C. and Omni Partners LLP, as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation. We intend to defend against this action vigorously.

We are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuit, three purported shareholder derivative lawsuits, the SEC inquiry, the U.S. Attorney’s Office inquiry and related review of the Special Committee described above, the Company has advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $7. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

Operating Leases

We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2007:

	Real Estate Leases	Rental Equipment Leases	Non-rental Equipment Leases
2008	$82	$19	$29
2009	69	9	24
2010	57	—	20
2011	49	—	13
2012	39	—	8
Thereafter	130	—	2

	$426	$28	$96

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $148, $161 and $167 for the years ended December 31, 2007, 2006 and 2005, respectively. Our real estate leases provide for varying terms, including leases subject to customary escalation clauses.

Restricted Stock Awards

We have granted to employees other than executive officers and directors approximately 39,000 shares of restricted stock that have not yet vested. The shares vest in 2008 and are subject to forfeiture prior to vesting upon certain terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is $19.86 per share.

Employee Benefit Plans

We currently sponsor three defined contribution 401(k) retirement plans which are subject to the provisions of ERISA. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $8, $8 and $6 in 2007, 2006 and 2005, respectively.

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

14.    Preferred Stock

As of December 31, 2007 and 2006, we have two classes of preferred stock outstanding. In total, we are authorized to issue 5 million shares of preferred stock, $0.01 par value, of which an aggregate of 450,000 have been issued.

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

Principal terms of the Series C Preferred and Series D Preferred include the following (subject to the special provisions described below that will apply in the event of certain Non-Approved Change of Control transactions): (i) each share is entitled to a liquidation preference of $1,000 per share; (ii) at the holder’s option, each share of Series C Preferred is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference) and each share of Series D Preferred is convertible into 33 1/3 shares of common stock subject to adjustment (representing a conversion

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

price of $30 per share based on the liquidation preference); (iii) the holders of the Series C Preferred and Series D Preferred (on an as converted basis) and the holders of the common stock vote together as a single class on all matters (except that the Series C Preferred may vote as a separate class as described in the next clause); (iv) the holders of the Series C Preferred, voting separately as a single class, may elect two directors (subject to reduction to one, if the shares of Series C Preferred owned by specified holders cease to represent, on an as converted basis, at least eight million shares of common stock, and reduction to zero, if such shares of Series C Preferred cease to represent at least four million shares of common stock), (v) there are no stated dividends on the Series C Preferred or Series D Preferred, but the Series C Preferred and Series D Preferred, on an as converted basis, will participate in any dividends declared on the common stock, (vi) upon the occurrence of specified change of control transactions, other than a Non-Approved Change of Control (as defined below), we must offer to redeem the Series C Preferred and Series D Preferred at a price per share equal to the liquidation preference plus an amount equal to 6.25 percent of the liquidation preference compounded annually from January 1999 in the case of the Series C Preferred, and September 1999 in the case of the Series D Preferred, to the redemption date, (vii) if we issue for cash common stock (or a series of preferred stock convertible into common stock) and the price for the common stock is below the conversion price of the Series C Preferred, then we must offer to repurchase a specified portion of the outstanding Series C Preferred at the price per share set forth in the preceding clause, and (viii) if we issue for cash common stock (or a series of preferred stock convertible into common stock) for a price for the common stock below the conversion price of the Series D Preferred, then we must offer to repurchase a specified portion of the outstanding Series D Preferred at the price per share specified in the second preceding clause. In addition to these rights, the holders of the Preferred must give consent for (i) distributions or dividends on, or self-tenders for, the Company’s capital stock within any 12 month period that exceed 5 percent of the Company’s market capitalization (as defined, subject to adjustment) and (ii) capital stock repurchases within any 12 month period that exceed 7.5 percent of the Company’s market capitalization (as defined, subject to adjustment).

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

15.    Common Stock

We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2007 and 2006, there were (i) 0.5 million and 5.7 million shares of common stock reserved for the exercise of warrants, respectively, (ii) 4.6 million and 6.4 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (iii) 3.3 million shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17 million shares of common stock reserved for the issuance of Series C and Series D preferred stock and (v) 6.5 million shares of common stock reserved for the conversion of convertible debt.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2007, 3.1 million shares were available for grant of stock and options under our 2001 Comprehensive Stock Plan.

A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2005	11,291	$19.79
Granted	157	18.99
Exercised	(63)	13.14
Canceled	(919)	18.46

Outstanding at December 31, 2005	10,466	19.93
Granted	304	29.22
Exercised	(3,914)	19.69
Canceled	(505)	24.45

Outstanding at December 31, 2006	6,351	20.18
Granted	165	30.59
Exercised	(1,525)	20.28
Canceled	(393)	29.93

Outstanding at December 31, 2007	4,598	$19.69

Exercisable at December 31, 2005	10,273	$19.97
Exercisable at December 31, 2006	6,174	$20.11
Exercisable at December 31, 2007	4,530	$19.65

As of December 31, 2007 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$ 5.00-$10.00	16	4.9	$9.76	16	$9.76
10.01- 15.00	1,796	1.0	12.55	1,796	12.55
15.01- 20.00	309	5.9	17.85	284	17.79
20.01- 25.00	1,775	1.3	21.92	1,759	21.93
25.01- 30.00	212	2.2	26.74	185	26.79
30.01- 35.00	295	0.9	31.85	295	31.85
35.01- 40.00	43	0.6	36.17	43	36.17
40.01- 45.00	147	0.7	44.48	147	44.48
45.01- 50.00	5	0.5	45.56	5	45.56

	4,598		$19.69	4,530	$19.65

Warrants. As of December 31, 2007 and 2006, there were outstanding warrants to purchase an aggregate of 0.5 and 5.7 million shares of common stock, respectively. The weighted-average exercise price of the warrants was $29.17 and $12.04 per share as of December 31, 2007 and 2006, respectively. The warrants may be exercised through 2010.

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

16.    Related Party

We have from time to time purchased equipment and parts from and sold equipment to Terex Corporation (“Terex”) and expect to do so in 2008. One of our former directors (until June 2005) is chairman and chief executive officer of Terex. We purchased approximately $88, $150 and $153, of equipment and parts from Terex during 2007, 2006 and 2005, respectively. We also sold approximately $1, $0 and $7, of equipment to Terex during 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, amounts due to Terex were $5 and $11, respectively, and there were no amounts due from Terex for either period.

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2007 (1)(2):
Total revenues	$841	$966	$994	$930	$3,731
Gross profit	259	331	379	339	1,308
Operating income	99	172	216	172	659
Income from continuing operations	32	67	111	153	363
Per share—basic	.33	.68	1.09	1.50	$3.61
Per share—diluted	.30	.60	0.97	1.36	$3.26
Net income	30	67	112	153	362
For the year ended December 31, 2006 (3):
Total revenues	$799	$919	$983	$939	$3,640
Gross profit	250	321	371	347	1,289
Operating income	94	153	205	174	626
Income from continuing operations	25	59	88	77	249
Per share—basic	0.26	0.62	0.90	0.79	2.58
Per share—diluted	0.23	0.54	0.79	0.71	2.28
Net income	20	56	95	53	224

(1)	During the fourth quarter of 2007, we received $100 following the termination of our merger agreement with Cerberus. This amount has been included in other income in our consolidated statements of income, net of related transaction costs of $1, $2 and $6 which were incurred in the second, third and fourth quarters of 2007, respectively. The second and third quarter transaction costs previously classified in SG&A have been reclassified to other income to conform to the fourth quarter and full year presentation. The fourth quarter also reflects a reduction in our reserve for obsolescence and shrinkage of $4. This benefit, which was recognized following our annual physical inventory inspections, was recorded in cost of equipment rentals, excluding depreciation. Additionally, during the fourth quarter, we recognized a benefit of $3 reflecting recent experience related to our estimated provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation.
(2)

Other income for the fourth quarter of 2007 includes $17 of net foreign currency transaction gains relating to intercompany transactions primarily between our Canadian subsidiary and our U.S subsidiaries. Prior to

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

the fourth quarter of 2007, we had been reflecting the impact of exchange rate changes on these intercompany transactions as a component of accumulated other comprehensive income within stockholders’ equity, rather than including them in income. Of the $17 recognized in the fourth quarter of 2007, $1, $5 and $5 relates to exchange rate movements which occurred in the first, second and third quarters of 2007, respectively, and $4 relates to periods prior to 2007; all of these amounts have been recognized in the fourth quarter as a correction. This correction does not affect historical or future cash flows and its effect on our current and prior years’ net income, cash flows from operations, and stockholders’ equity is not material.

(3)	During the fourth quarter of 2006, we recorded an after-tax loss of $24, reflected within discontinued operations, related to the sale of our traffic control business as well as a charge of $9 reflecting recent loss experience related to our estimated provision for self-insurance reserves. Additionally, during the fourth quarter of 2006, we completed our annual physical inventory inspections and determined that our reserve for inventory obsolescence and shrinkage was overstated. As a result of this change in estimate, we reduced our provision for inventory obsolescence and shrinkage by $10. In addition, during the fourth quarter of 2006, we recorded a charge of $7 related to our estimated exposure for sales-tax matters.

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

	Year Ended December 31,
	2007	2006	2005
Numerator:
Income from continuing operations	$363	$249	$202
Loss from discontinued operation, net of income taxes	(1)	(25)	(15)

Net income	362	224	187
Convertible subordinated note interest	2	2	2
Subordinated convertible debentures interest	5	8	9

Net income available to common stockholders:	$369	$234	$198

Denominator:
Weighted-average common shares	83,445	79,609	77,814
Series C preferred	12,000	12,000	12,000
Series D preferred	5,000	5,000	5,000

Denominator for basic earnings per share—weighted-average	100,445	96,609	94,814
Effect of dilutive securities:
Employee stock options and warrants	2,962	5,851	4,136
Convertible subordinated notes	6,461	6,461	5,842
Subordinated convertible debentures	3,342	4,685	5,078
Restricted stock units and phantom shares	512	187	166

Denominator for dilutive earnings per share—adjusted weighted-average shares	113,722	113,793	110,036

Basic earnings available to common stockholders:
Income from continuing operations	$3.61	$2.58	$2.13
Loss from discontinued operation	(0.01)	(0.26)	(0.16)

Net income	$3.60	$2.32	$1.97

Diluted earnings available to common stockholders:
Income from continuing operations	$3.26	$2.28	$1.93
Loss from discontinued operation	(0.01)	(0.22)	(0.13)

Net income	$3.25	$2.06	$1.80

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

19.     Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (the “Parent”) and has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URNA’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$325	$—	$56	$—	$381
Accounts receivable, net	—	(9)	6	522	—	519
Intercompany receivable (payable)	—	417	115	(532)	—	—
Inventory	—	36	43	12	—	91
Prepaid expenses and other assets	—	15	38	4	—	57
Deferred taxes	—	72	—	—	—	72

Total current assets	—	856	202	62	—	1,120
Rental equipment, net	—	1,465	1,045	316	—	2,826
Property and equipment, net	46	209	154	31	—	440
Investments in subsidiaries	2,112	2,569	—	—	(4,681)	—
Goodwill and other intangible assets, net	—	184	1,066	154	—	1,404
Other long-term assets	6	41	5	—	—	52

Total assets	$2,164	$5,324	$2,472	$563	$(4,681)	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$15	$—	$—	$—	$15
Accounts payable	—	59	110	26	—	195
Accrued expenses and other liabilities	—	307	58	31	(86)	310

Total current liabilities	—	381	168	57	(86)	520
Long-term debt	—	2,403	12	140	—	2,555
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	514	(9)	34	—	539
Other long-term liabilities	—	—	64	—	—	64

Total liabilities	146	3,298	235	231	(86)	3,824

Total stockholders’ equity	2,018	2,026	2,237	332	(4,595)	2,018

Total liabilities and equity	$2,164	$5,324	$2,472	$563	$(4,681)	$5,842

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$40	$3	$76	$—	$119
Accounts receivable, net	—	9	7	486	—	502
Intercompany receivable (payable)	—	373	144	(517)	—	—
Inventory	—	66	57	16	—	139
Assets of discontinued operation	—	—	107	—	—	107
Prepaid expenses and other assets	—	16	37	3	—	56
Deferred taxes	—	82	—	—	—	82

Total current assets	—	586	355	64	—	1,005
Rental equipment, net	—	1,427	891	243	—	2,561
Property and equipment, net	38	97	194	30	—	359
Investments in subsidiaries	1,638	2,352	—	—	(3,990)	—
Goodwill and other intangible assets, net	—	177	1,065	134	—	1,376
Other long-term assets	8	44	13	—	—	65

Total assets	$1,684	$4,683	$2,518	$471	$(3,990)	$5,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$37	$—	$—	$—	$37
Accounts payable	—	72	118	28	—	218
Accrued expenses and other liabilities	—	176	198	22	(74)	322
Liabilities related to discontinued operation	—	—	22	—	—	22

Total current liabilities	—	285	338	50	(74)	599
Long-term debt	—	2,350	7	162	—	2,519
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	440	(9)	32	—	463
Other long-term liabilities	—	44	57	—	—	101

Total liabilities	146	3,119	393	244	(74)	3,828

Total stockholders’ equity	1,538	1,564	2,125	227	(3,916)	1,538

Total liabilities and equity	$1,684	$4,683	$2,518	$471	$(3,990)	$5,366

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$1,265	$1,061	$304	$—	$2,630
Sales of rental equipment	—	159	122	38	—	319
New equipment sales	—	110	80	40	—	230
Contractor supplies sales	—	152	174	52	—	378
Service and other revenues	—	89	64	21	—	174

Total revenues	—	1,775	1,501	455	—	3,731

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	535	512	132	—	1,179
Depreciation of rental equipment	—	219	165	50	—	434
Cost of rental equipment sales	—	120	89	26	—	235
Cost of new equipment sales	—	89	68	33	—	190
Cost of contractor supplies sales	—	133	135	38	—	306
Cost of service and other revenue	—	42	27	10	—	79

Total cost of revenues	—	1,138	996	289	—	2,423

Gross Profit	—	637	505	166	—	1,308
Selling, general and administrative expenses	—	269	229	97	—	595
Non-rental depreciation and amortization	10	21	19	4	—	54

Operating income (loss)	(10)	347	257	65	—	659
Interest expense, net	—	178	—	9	—	187
Interest expense-subordinated convertible debentures	9	—	—	—	—	9
Other (income) expense, net	(166)	44	59	(52)	—	(115)

Income from continuing operations before provision for income taxes	147	125	198	108	—	578
Provision from income taxes	55	46	74	40	—	215

Income from continuing operations	92	79	124	68	—	363
Income (loss) from discontinued operation, net of taxes	—	3	(4)	—	—	(1)

Income before equity in net earnings of subsidiaries	92	82	120	68	—	362
Equity in net earnings of subsidiaries	270	188	—	—	(458)	—

Net income (loss)	$362	$270	$120	$68	$(458)	$362

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$1,229	$1,051	$250	$—	$2,530
Sales of rental equipment	—	164	136	35	—	335
New equipment sales	—	111	89	32	—	232
Contractor supplies sales	—	154	186	45	—	385
Service and other revenues	—	85	55	18	—	158

Total revenues	—	1,743	1,517	380	—	3,640

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	548	467	122	—	1,137
Depreciation of rental equipment	—	207	157	44	—	408
Cost of rental equipment sales	—	121	92	24	—	237
Cost of new equipment sales	—	90	74	27	—	191
Cost of contractor supplies sales	—	122	142	38	—	302
Cost of service and other revenue	—	41	26	9	—	76

Total cost of revenues	—	1,129	958	264	—	2,351

Gross Profit	—	614	559	116	—	1,289
Selling, general and administrative expenses	—	253	280	80	—	613
Non-rental depreciation and amortization	9	21	16	4	—	50

Operating (loss) income	(9)	340	263	32	—	626
Interest expense, net	4	197	(4)	11	—	208
Interest expense-subordinated convertible debentures	13	—	—	—	—	13
Other expense (income), net	1	31	28	(60)	—	—

(Loss) income from continuing operations before provision for income taxes	(27)	112	239	81	—	405
(Benefit) provision from income taxes	(11)	44	91	32	—	156

(Loss) income from continuing operations	(16)	68	148	49	—	249
Loss from discontinued operation, net of taxes	—	—	(25)	—	—	(25)

(Loss) income before equity in net earnings of subsidiaries	(16)	68	123	49	—	224
Equity in net earnings of subsidiaries	240	172	—	—	(412)	—

Net income (loss)	$224	$240	$123	$49	$(412)	$224

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$1,158	$962	$218	$—	$2,338
Sales of rental equipment	—	142	126	36	—	304
New equipment sales	—	106	76	23	—	205
Contractor supplies sales	—	123	143	35	—	301
Service and other revenues	—	78	46	16	—	140

Total revenues	—	1,607	1,353	328	—	3,288

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	523	466	105	—	1,094
Depreciation of rental equipment	—	200	144	42	—	386
Cost of rental equipment sales	—	105	91	27	—	223
Cost of new equipment sales	—	84	65	19	—	168
Cost of contractor supplies sales	—	102	102	27	—	231
Cost of service and other revenue	—	37	25	9	—	71

Total cost of revenues	—	1,051	893	229	—	2,173

Gross Profit	—	556	460	99	—	1,115
Selling, general and administrative expenses	—	239	247	67	—	553
Non-rental depreciation and amortization	7	14	15	2	—	38

Operating (loss) income	(7)	303	198	30	—	524
Interest expense, net	—	173	(2)	10	—	181
Interest expense-subordinated convertible debentures	14	—	—	—	—	14
Other expense (income), net	—	14	10	(26)	—	(2)

(Loss) income from continuing operations before provision for income taxes	(21)	116	190	46	—	331
(Benefit) income from income taxes	(8)	45	76	16	—	129

(Loss) income from continuing operations	(13)	71	114	30	—	202
Loss from discontinued operation, net of taxes	—	—	(15)	—	—	(15)

(Loss) income before equity in net earnings of subsidiaries	(13)	71	99	30	—	187
Equity in net earnings of subsidiaries	200	129	—	—	(329)	—

Net income (loss)	$187	$200	$99	$30	$(329)	$187

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities— continuing operations	$113	$461	$233	$52	$—	$859
Net cash provided by operating activities— discontinued operation	—	—	9	—	—	9

Net cash provided by operating activities	113	461	242	52	—	868

Net cash used in investing activities— continuing operations	(18)	(332)	(246)	(75)	—	(671)
Net cash provided by investing activities— discontinued operation	—	66	1	—	—	67

Net cash used in investing activities	(18)	(266)	(245)	(75)	—	(604)

Net cash (used in) provided by financing activities	(95)	90	—	(8)	—	(13)

Effect of foreign exchange rate	—	—	—	11	—	11

Net increase (decrease) in cash and cash equivalents	—	285	(3)	(20)	—	262
Cash and cash equivalents at beginning of period	—	40	3	76	—	119

Cash and cash equivalents at end of period	$—	$325	$—	$56	$—	$381

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash (used in) provided by operating activities—continuing operations	$(3)	$627	$118	$92	$—	$834
Net cash provided by operating activities— discontinued operation	—	—	24	—	—	24

Net cash (used in) provided by operating activities	(3)	627	142	92	—	858

Net cash used in investing activities— continuing operations	(10)	(323)	(234)	(71)	—	(638)
Net cash used in investing activities— discontinued operation	—	—	(10)	—	—	(10)

Net cash used in investing activities	(10)	(323)	(244)	(71)	—	(648)

Net cash provided by (used in) financing activities	13	(464)	—	47	—	(404)

Effect of foreign exchange rate	—	—	—	(3)	—	(3)

Net (decrease) increase in cash and cash equivalents	—	(160)	(102)	65	—	(197)
Cash and cash equivalents at beginning of period	—	200	105	11	—	316

Cash and cash equivalents at end of period	$—	$40	$3	$76	$—	$119

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2005

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities— continuing operations	$6	$328	$279	$25	$—	$638
Net cash used in operating activities— discontinued operation	—	—	(9)	—	—	(9)

Net cash provided by operating activities	6	328	270	25	—	629

Net cash used in investing activities— continuing operations	(17)	(284)	(184)	(41)	—	(526)
Net cash used in investing activities— discontinued operation	—	—	(15)	—	—	(15)

Net cash used in investing activities	(17)	(284)	(199)	(41)	—	(541)

Net cash provided by (used in) financing activities	11	(91)	—	—	—	(80)

Effect of foreign exchange rate	—	—	—	5	—	5

Net (decrease) increase in cash and cash equivalents	—	(47)	71	(11)	—	13
Cash and cash equivalents at beginning of period	—	247	34	22	—	303

Cash and cash equivalents at end of period	$—	$200	$105	$11	$—	$316

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

(Dollars in millions, except per share data and unless otherwise indicated)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Other
Year ended December 31, 2007:
Allowance for doubtful accounts	$34	$13	$		$21	(a)	$26
Reserve for obsolescence and shrinkage	6	13		—	14	(b)	5
Self-insurance reserve	99	107		—	109	(c)	97

Year ended December 31, 2006:
Allowance for doubtful accounts	$41	$11		$—	$18	(a)	$34
Reserve for obsolescence and shrinkage	11	15		—	20	(b)	6
Self-insurance reserve	88	123		—	112	(c)	99

Year ended December 31, 2005:
Allowance for doubtful accounts	$45	$18		$1	$23	(a)	$41
Reserve for obsolescence and shrinkage	10	22		—	21	(b)	11
Self-insurance reserve	81	115		—	108	(c)	88

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, United Rentals, Inc.’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of United Rentals, Inc. and our report dated February 25, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 25, 2008

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which will be filed with the SEC on or before April 29, 2008.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2008 Proxy Statement, which will be filed with the SEC on or before April 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2008 Proxy Statement, which will be filed with the SEC on or before April 29, 2008.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2008 Proxy Statement, which will be filed with the SEC on or before April 29, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2008 Proxy Statement, which will be filed with the SEC on or before April 29, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statements

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2007 and 2006

United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to consolidated financial statements

(2) Schedules to the financial statements:

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

Exhibit Number		Description of Exhibit
2	(a)	Amended and Restated Agreement and Plan of Merger dated as of August 31, 1998, among United Rentals, Inc., UR Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

2	(b)	Agreement and Plan of Merger, dated as of July 22, 2007, among United Rentals, Inc., RAM Holdings, Inc. and RAM Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the United Rentals, Inc. Report on Form 8-K filed on July 24, 2007)

3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc. (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation, dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation, dated June 7, 2007 (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Report on Form 8-K filed on June 8, 2007)

3	(d)	By-laws of United Rentals, Inc. (amended as of April 4, 2007) (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Report on Form 8-K filed on April 4, 2007)

Exhibit Number		Description of Exhibit
3	(e)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(f)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(g)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(h)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

4	(a)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (the “Rights Agreement”) (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4	(b)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4	(c)	First Amendment to the Rights Agreement, dated as of July 22, 2007, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of United Rentals, Inc. Report on Form 8-K filed on July 24, 2007)

4	(d)	Form of certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)

4	(e)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(f)	Amended and Restated Trust Agreement dated August 5, 1998, relating to United Rentals Trust I, among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(g)	Indenture dated August 5, 1998, relating to 6 1/2 percent Convertible Subordinated Debentures, by and between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(h)	Form of Certificate representing 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPs”) (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(i)	Supplement dated as of September 19, 2005, relating to the QUIPs securities (incorporated by reference to Exhibit 4.5 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(j)	Guarantee Agreement dated August 5, 1998 between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(k)	Form of Certificate representing 6 1/2 percent Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

Exhibit Number		Description of Exhibit
4	(l)	Indenture dated as of October 31, 2003, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)
4	(m)	Supplemental Indenture, dated as of September 19, 2005 relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)
4	(n)	Indenture dated as of November 12, 2003, relating to 7 3/4 percent Senior Subordinated Notes due 2013, among United Rentals (North America), Inc., the Guarantors named therein, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)
4	(o)	Supplemental Indenture dated as of September 19, 2005 relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)
4	(p)	Indenture dated as of January 28, 2004, relating to 7 percent Senior Subordinated Notes due 2014, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)
4	(q)	Supplemental Indenture dated as of September 19, 2005 relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)
4	(r)	Indenture dated as of February 17, 2004, relating to 6 1/2 percent Senior Notes due 2012, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)
4	(s)	Supplemental Indenture dated as of September 19, 2005 relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)
10	(a)	Amended and Restated Credit Agreement dated as of February 13, 2004, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, the lenders party thereto, JPMorgan Chase Bank, as US Administrative Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.5 to United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)
10	(b)	Amendment and Waiver dated as of March 21, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, Toronto Branch (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Report on Form 8-K filed on March 24, 2005)

Exhibit Number		Description of Exhibit
10	(c)	Amendment, dated as of June 22, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on June 24, 2005)

10	(d)	Amendment, dated as of November 2, 2005, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 99.2 to United Rentals, Inc. Report on Form 8-K filed on November 14, 2005)

10	(e)	Amendment and Waiver dated as of March 31, 2006, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (No. 1), ULC, JPMorgan Chase Bank, N.A., and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to exhibit 10(nnn) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10	(f)	Form of Warrant Agreement (incorporated by reference to exhibit 10(c) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡, together with an Amendment thereto dated December 4, 2003 (incorporated by reference to Exhibit 10(b) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003)‡

10	(g)	1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(h)	1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)‡

10	(i)	1998 Supplemental Stock Option Plan of United Rentals, Inc. (as amended and restated) (incorporated by reference to Exhibit 10(h) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2005)‡

10	(j)	2001 Comprehensive Stock Plan (formerly the 2001 Senior Stock Plan) (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(k)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458)‡

10	(l)	Deferred Compensation Plan for Directors of United Rentals, Inc. (incorporated by reference to Exhibit 4.8 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-116882)‡

10	(m)	Form of United Rentals, Inc., Annual Incentive Compensation Plan (incorporated by reference to Appendix B to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)‡

10	(n)	Form of United Rentals, Inc., Long-Term Incentive Plan (incorporated by reference to Appendix C to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)‡

10	(o)	Form of Amendment to United Rentals, Inc. Long-Term Incentive Plan dated September 22, 2004 (incorporated by reference to exhibit 99.3 of United Rentals, Inc. Report on Form 8-K filed September 28, 2004) ‡

10	(p)	United Rentals, Inc. Restricted Stock Unit Deferral Plan (incorporated by reference to Exhibit 10(g) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended June 30, 2004)‡

10	(q)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

Exhibit Number		Description of Exhibit
10	(r)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(s)	Form of directors option agreement of United Rentals, Inc. (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 8, 2005)‡

10	(t)	Compensation Program for Non-Employee Directors of United Rentals, Inc. (incorporated by reference to exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(u)	Employment Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks) (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(v)	Restricted Stock Unit Agreement, dated as of June 7, 2007, awarded to Wayland R. Hicks (incorporated by reference to exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2007)‡

10	(w)	Service agreement dated as of December 4, 2003 between United Rentals, Inc. and Bradley S. Jacobs (incorporated by reference to Exhibit 10(r) to United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003)‡

10	(x)	Amendment, dated as of June 29, 2007, to Service Agreement, dated as of December 4, 2003, between United Rentals, Inc. and Bradley S. Jacobs (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Current Report on Form 8-K filed on June 29, 2007)‡

10	(aa)	Form of agreement dated as of July 21, 2004, between United Rentals, Inc. and John S. McKinney (incorporated by reference to exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2004)‡

10	(bb)	Employment Agreement, dated as of March 7, 2006, between the Company and Martin Welch III (incorporated by reference to exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed March 10, 2006)‡

10	(cc)	Subscription Agreement dated November 14, 1997, from Wayland R. Hicks (incorporated by reference to exhibit 10(r) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(dd)	Senior Restricted Stock Agreement with Bradley S. Jacobs, dated June 5, 2001 (incorporated by reference to Exhibit 10.1 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10	(ee)	Senior Restricted Stock Agreement with Wayland R. Hicks, dated June 5, 2001 (incorporated by reference to Exhibit 10.2 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡
10	(ff)	Letter Agreement with Bradley S. Jacobs, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(gg)	Letter Agreement with Wayland R. Hicks, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)‡

Exhibit Number		Description of Exhibit

10	(hh)	Agreement, dated April 10, 2007, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to Exhibit 10.1 to the United Rentals, Inc. Current Report on Form 8-K filed on April 11, 2007)‡

10	(ii)	Option Agreement dated September 22, 2004, between the Company and Mark A. Suwyn (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

10	(jj)	Agreement dated as of September 22, 2005, between United Rentals, Inc. and Michael Kneeland (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 23, 2005)‡

10	(kk)	Agreement dated as of March 30, 2006 between United Rentals, Inc. and Michael Kneeland (incorporated by reference to exhibit 10(ooo) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10	(ll)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10(f) of United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(mm)	Indemnification Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(nn)	Form of Indemnification Agreement for executive officers and directors (an agreement in this form was entered into with Wayland Hicks, Joseph Ehrenreich, Michael Kneeland, Leon Black, Howard Clark, Michael Gross, Singleton McAllister, Brian McAuley, John McKinney, Gerald Tsai, Lawrence Keith Wimbush and Jenne K. Britell) (incorporated by reference to exhibit 10(d) to United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)‡

10	(oo)	Indemnification Agreement dated as of September 22, 2004, between the Company and Mark A. Suwyn (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

10	(pp)	Indemnification Agreement dated as of June 7, 2005, between United Rentals, Inc. and Jason D. Papastavrou (incorporated by reference to exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed June 7, 2005)‡

10	(qq)	Indemnification Agreement, dated as of September 12, 2005, between the Company and Martin Welch III (incorporated by reference to exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(rr)	Form of Indemnification Agreement entered into as of August 22, 2005 with Alfred Colangelo, former vice president finance; Elliot Mayer, former vice president treasurer; and Joseph Sherk, vice president and former corporate controller (incorporated by reference to exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed August 24, 2005)‡
10	(ss)	Separation Agreement and General Release dated as of March 29, 2006 between United Rentals, Inc. and Joseph Ehrenreich (incorporated by reference to exhibit 10(mmm) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10	(tt)	Employment Agreement dated June 5, 2006, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to exhibit 10(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(uu)	First Amendment, dated August 1, 2007, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to exhibit 10(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)‡

Exhibit Number		Description of Exhibit

10	(vv)	Employment Agreement dated June 14, 2006, between United Rentals, Inc. and Roger E. Schwed, including a form of indemnification agreement (incorporated by reference to exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(ww)	Employment Agreement, dated August 30, 2006, between the Company and Todd Helvie (incorporated by reference to exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed September 1, 2006)‡

10	(xx)	Employment Agreement, dated August 30, 2006, between the Company and John Fahey (incorporated by reference to exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed September 1, 2006)‡

10	(yy)	Employment Agreement, dated as of April 23, 2007, between United Rentals, Inc. and Kurtis T. Barker, including a form of indemnification agreement (incorporated by reference to exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)‡

10	(aaa)	Retention Benefit Agreement, dated as of July 2, 2007, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to exhibit 10(b) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)‡

10	(bbb)	Retention Benefit Agreement, dated as of July 2, 2007, between United Rentals, Inc. and Martin Welch III (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)‡

10	(ccc)	Retention Benefit Agreement, dated as of July 2, 2007, between United Rentals, Inc. and Roger E. Schwed (incorporated by reference to exhibit 10(d) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)‡

10	(ddd)	Agreement dated September 28, 2001 among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., and Chase Equity Associates, L.P. relating to the exchange of Series A Perpetual Convertible Preferred Stock for Series C Perpetual Convertible Preferred Stock and the exchange of Series B Perpetual Convertible Preferred Stock for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

10	(eee)	Amended and Restated Registration Rights Agreement, dated as of , 1999, among United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., relating to Series C Perpetual Convertible Preferred Stock and Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit D of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on July 23, 1999)

10	(fff)	Receivables Purchase Agreement dated as of May 31, 2005 between United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization Corp., Liberty Street Funding Corp., Calyon New York Branch, and The Bank of Nova Scotia (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(ggg)	Purchase and Contribution Agreement dated as of May 31, 2005 between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P., United Rentals, Inc., and United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(hhh)	First Omnibus Amendment, dated October 20, 2006, to the Purchase and Contribution Agreement, dated as of May 31, 2005 and the Receivables Purchase Agreement, dated as of May 31, 2005 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2006)

Exhibit Number		Description of Exhibit

10	(iii)	Performance Undertaking dated as of May 31, 2005 executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(jjj)	Form of Sale-Leaseback Commitment Agreement between CNLRS Acquisitions, Inc., and United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on December 28, 2004)

10	(kkk)	Stock Purchase Agreement, dated as of December 22, 2006, between United Rentals (North America), Inc. and HTS Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to United Rentals, Inc. Report on Form 8-K filed on December 26, 2006)

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.

Date:	February 28, 2008	By:	/S/ MICHAEL J. KNEELAND

Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ WAYLAND R. HICKS Wayland R. Hicks	Vice Chairman	February 28, 2008

Leon D. Black	Director	February 28, 2008

/S/ JENNE K. BRITELL Jenne K. Britell	Director	February 28, 2008

/S/ HOWARD L. CLARK Howard L. Clark	Director	February 28, 2008

/S/ MICHAEL S. GROSS Michael S. Gross	Director	February 28, 2008

/S/ SINGLETON MCALLISTER Singleton McAllister	Director	February 28, 2008

/S/ BRIAN MCAULEY Brian McAuley	Director	February 28, 2008

/S/ JOHN S. MCKINNEY John S. McKinney	Director	February 28, 2008

/S/ JASON PAPASTAVROU Jason Papastavrou	Director	February 28, 2008

/S/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director	February 28, 2008

/S/ LAWRENCE “KEITH” WIMBUSH Lawrence “Keith” Wimbush	Director	February 28, 2008

/S/ MICHAEL J. KNEELAND Michael J. Kneeland	Chief Executive Officer (Principal Executive Officer)	February 28, 2008

Signatures	Title	Date

/S/ MARTIN E. WELCH III Martin E. Welch III	Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/S/ JOHN J. FAHEY John J. Fahey	Vice President, Controller (Principal Accounting Officer)	February 28, 2008