Form 10-Q
period 2008-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2008-10-29
CIK 1067701, 1047166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(203) 622-3131

Registrants’ telephone number, including area code:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 24, 2008, there were 59,892,976 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format permitted by such instruction.

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Certain of such risks and uncertainties are referred to below under Item 1A—Risk Factors, by reference to such risks and uncertainties as described in our Annual Report on Form 10-K for the year ended December 31, 2007. Our forward-looking statements contained herein speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data)

	September 30, 2008	September 30, 2007	December 31, 2007
ASSETS
Cash and cash equivalents	$66	$112	$381
Accounts receivable, net of allowance for doubtful accounts of $24, $24 and $26 at September 30, 2008, September 30, 2007 and December 31, 2007, respectively	507	582	519
Inventory	78	123	91
Prepaid expenses and other assets	50	51	57
Deferred taxes	80	51	72

Total current assets	781	919	1,120
Rental equipment, net	2,927	2,918	2,826
Property and equipment, net	440	415	440
Goodwill and other intangible assets, net	1,393	1,407	1,404
Other long-term assets	71	58	52

Total assets	$5,612	$5,717	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$11	$78	$15
Accounts payable	211	248	195
Accrued expenses and other liabilities	246	273	310

Total current liabilities	468	599	520
Long-term debt	3,433	2,535	2,555
Subordinated convertible debentures	146	146	146
Deferred taxes	631	472	539
Other long-term liabilities	59	100	64

Total liabilities	4,737	3,852	3,824

Preferred stock	—	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 59,900,234, 85,801,507 and 86,329,773 shares issued and outstanding at September 30, 2008, September 30, 2007 and December 31, 2007, respectively	1	1	1
Additional paid-in capital	465	1,479	1,494
Retained earnings	341	278	431
Accumulated other comprehensive income	68	107	92

Total stockholders’ equity	875	1,865	2,018

	$5,612	$5,717	$5,842

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Equipment rentals	$677	$718	$1,869	$1,944
Sales of rental equipment	56	78	190	243
New equipment sales	49	56	137	177
Contractor supplies sales	54	96	169	301
Service and other revenues	37	42	111	125

Total revenues	873	990	2,476	2,790

Cost of revenues:
Cost of equipment rentals, excluding depreciation	287	302	851	880
Depreciation of rental equipment	115	111	334	321
Cost of rental equipment sales	38	56	135	174
Cost of new equipment sales	41	47	114	147
Cost of contractor supplies sales	41	78	130	245
Cost of service and other revenues	16	17	46	52

Total cost of revenues	538	611	1,610	1,819

Gross profit	335	379	866	971
Selling, general and administrative expenses	133	150	390	446
Charge related to settlement of SEC inquiry	—	—	14	—
Non-rental depreciation and amortization	14	13	44	38

Operating income	188	216	418	487
Interest expense, net	70	44	159	146
Interest expense—subordinated convertible debentures	2	2	7	7
Other (income) expense, net	(1)	(2)	—	(4)

Income from continuing operations before provision for income taxes	117	172	252	338
Provision for income taxes	43	61	103	128

Income from continuing operations	74	111	149	210
Income (loss) from discontinued operation, net of taxes	—	1	—	(1)

Net income	$74	$112	$149	$209

Preferred stock redemption charge	—	—	(239)	—
Net income (loss) available to common stockholders	$76	$113	$(90)	$214
Basic earnings (loss) available to common stockholders:
Income (loss) from continuing operations (inclusive of preferred stock redemption charge)	$1.11	$1.09	$(1.12)	$2.10
Income from discontinued operation	—	0.01	—	—

Net income (loss)	$1.11	$1.10	$(1.12)	$2.10

Diluted earnings (loss) available to common stockholders:
Income (loss) from continuing operations (inclusive of preferred stock redemption charge)	$0.98	$0.97	$(1.12)	$1.87
Income (loss) from discontinued operation	—	0.01	—	—

Net income (loss)	$0.98	$0.98	$(1.12)	$1.87

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)

			Common Stock
	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
Balance, December 31, 2007	$—	$—	86	$1	$1,494	$431		$92
Comprehensive income:
Net income						149	149
Other comprehensive income:
Foreign currency translation adjustments							(24)	(24)

Comprehensive income							125

Preferred stock redemption	$—	$—	—		$(431)	$(239)
Repurchase of common shares			(27)		(603)
Exercise of common stock options			1		3
Stock compensation expense					7
Forfeiture of stock compensation					(3)
Other					(2)

Balance, September 30, 2008	$—	$—	60	$1	$465	$341		$68

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Income from continuing operations	$149	$210
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	378	359
Amortization of deferred financing costs	11	7
Gain on sales of rental equipment	(55)	(69)
Gain on sales of non-rental equipment	(2)	(5)
Non-cash adjustments to equipment	5	(1)
Write-off of deferred financing costs and discount in connection with repurchase of 14% HoldCo Notes	4	—
Stock compensation expense, net	4	12
Increase in deferred taxes	87	41
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8	(79)
Decrease in inventory	12	16
Decrease in prepaid expenses and other assets	12	1
Increase in accounts payable	18	30
Decrease in accrued expenses and other liabilities	(60)	(38)

Net cash provided by operating activities—continuing operations	571	484
Net cash provided by operating activities—discontinued operation	—	9

Net cash provided by operating activities	571	493
Cash Flows From Investing Activities:
Purchases of rental equipment	(590)	(785)
Purchases of non-rental equipment	(41)	(81)
Proceeds from sales of rental equipment	190	243
Proceeds from sales of non-rental equipment	7	20
Purchases of other companies	(17)	(23)

Net cash used in investing activities—continuing operations	(451)	(626)
Net cash provided by investing activities—discontinued operation	—	67

Net cash used in investing activities	(451)	(559)
Cash Flows From Financing Activities:
Proceeds from debt	3,083	421
Payments on debt	(2,624)	(420)
Cash paid in connection with preferred stock redemption, including fees	(257)	—
Payments of financing costs	(31)	—
Proceeds from the exercise of common stock options	3	22
Repurchase of common stock, including fees	(603)	—
Excess tax benefits from share-based payment arrangements	—	28
Shares repurchased and retired	(2)	(4)

Net cash (used in) provided by financing activities	(431)	47
Effect of foreign exchange rates	(4)	12

Net decrease in cash and cash equivalents	(315)	(7)
Cash and cash equivalents at beginning of period	381	119

Cash and cash equivalents at end of period	$66	$112

See accompanying notes

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data unless otherwise indicated)

1. Organization, Description of Business and Basis of Presentation

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

In June 2008, we commenced a modified “Dutch auction” tender offer in which we offered to purchase up to 27.16 million shares of our common stock at a price not less than $22.00 nor greater than $25.00 per share. The tender offer expired in July 2008 and, in accordance with the terms of the offer, we accepted for payment an aggregate of 27.16 million shares of our common stock at a price of $22.00 per share, for a total cost of $603 (including fees and expenses). The number of shares of common stock purchased in the tender offer represented approximately 31 percent of the total common stock outstanding on the last full trading day prior to the commencement of the offer.

Also in June 2008, and in connection with our announcement of the tender offer, we repurchased all of our outstanding Series C and Series D preferred stock, a substantial majority of which was held by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Prior to this preferred stock repurchase, a majority of the preferred holders had the right to consent to certain transactions by us, including the aforementioned tender offer. Under the definitive repurchase agreement, the total purchase price for the preferred stock was approximately $679, a portion of which was settled through the issuance by Holdings of new 14% Senior Notes due 2014 (“14% HoldCo Notes”). In addition, and as a result of the repurchase of the preferred stock, Leon Black and Michael Gross, the two company directors elected by the former preferred holders in accordance with the terms of the Series C preferred stock, resigned from our board. Also in June 2008, we, URNA, and certain of our subsidiaries entered into a credit agreement which provides for a new $1.250 billion senior secured asset-based revolving credit facility, in connection with which URNA repaid the amounts outstanding under its former revolving credit facility and term loan. See notes 6 and 7 to our condensed consolidated financial statements for additional information concerning the new asset-based revolving credit facility, which has recently been upsized to $1.285 billion, and the repurchase of the preferred stock, respectively.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2007 Form 10-K. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

New Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The partial adoption of Statement 157 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements.

2. Segment Information

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total reportable segment revenues
General rentals	$812	$928	$2,320	$2,621
Trench safety, pump and power	61	62	156	169

Total revenues	$873	$990	$2,476	$2,790

Total reportable segment depreciation and amortization expense
General rentals	$122	$119	$359	$342
Trench safety, pump and power	7	5	19	17

Total depreciation and amortization expense	$129	$124	$378	$359

Reportable segment operating income
General rentals	$167	$197	$375	$443
Trench safety, pump and power	21	19	43	44

Total operating income	$188	$216	$418	$487

Total reportable segment capital expenditures
General rentals			$618	$836
Trench safety, pump and power			13	30

Total capital expenditures			$631	$866

	September 30, 2008	September 30, 2007	December 31, 2007
Total reportable segment assets
General rentals	$5,458	$5,553	$5,688
Trench safety, pump and power	154	164	154

Total assets	$5,612	$5,717	$5,842

3. Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. As of December 31, 2007, we had $7 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. For the three and nine months ended September 30, 2008, there were additions to our unrecognized tax benefits of less than $1, resulting from anticipated audit settlements. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. For the three and nine months ended September 30, 2008, interest expense of less than $2 related to income tax was reflected in our condensed consolidated statements of income.

We file income tax returns in the U.S. and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service has completed audits for periods prior to 2006; Canadian authorities have concluded income tax audits for periods prior to 2006, and the Company has agreed to the findings, however, 2003 through 2005 remain open to transfer pricing audit adjustments. The Company anticipates a cash settlement relating to the 2003 through 2005 Canadian transfer pricing adjustments which would reduce the previously recorded uncertain tax positions by $4. The remaining unrecognized tax benefits at September 30, 2008 could significantly change during the next twelve months. However, based on the status of the ongoing audit examinations and alternative options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.

4. Acquisitions

In September 2008, we acquired U-Rent-It, Inc. (“U-Rent-It”). U-Rent-It had three general rental equipment branches in Texas and annual revenues of approximately $11. The aggregate purchase price for this acquisition was approximately $17. Pro forma combined results of operations giving effect to this acquisition would not vary materially from our historical results.

5. Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $1,354, $1,359 and $1,358 at September 30, 2008, September 30, 2007 and December 31, 2007, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from one to 12 years. Amortization expense for other intangible assets was $2 for the three months ended September 30, 2008 and 2007, and $6 and $5 for the nine months ended September 30, 2008 and 2007, respectively. The cost of other intangible assets and the related accumulated amortization as of September 30, 2008 was as follows:

September 30, 2008
Gross carrying amount	$82
Accumulated amortization	(43)

Net amount	$39

6. Debt

Long-term debt consists of the following:

	September 30, 2008	September 30, 2007	December 31, 2007
URNA and subsidiaries debt:
Revolving Credit Facility	$—	$160	$140
Term Loan	—	329	327
$1.285 billion ABL Facility (1)	769	—	—
7 3/4 percent Senior Subordinated Notes	525	525	525
7 percent Senior Subordinated Notes	375	375	375
6 1/2 percent Senior Notes	1,000	1,000	1,000
1 7/8 percent Convertible Senior Subordinated Notes	144	144	144
Accounts Receivable Securitization Facility (1)	286	45	—
Other debt, including capital leases	54	35	59

Total URNA and subsidiaries debt	3,153	2,613	2,570
Less current portion:	(12)	(78)	(15)

Long-term URNA and subsidiaries debt	3,141	2,535	2,555

URI debt:
14% HoldCo Notes due 2014	291	—	—
Less current portion:	1	—	—

Long-term debt	292	—	—

Total long-term debt (2)	$3,433	$2,535	$2,555

(1)	$375 and $14 were available under the ABL and accounts receivable facilities, respectively, at September 30, 2008.

(2)

In August 1998, a subsidiary trust (the “Trust”) of Holdings issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent Convertible Subordinated Debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into the Company’s common stock. Total long-term debt at September 30, 2008, September 30, 2007 and December 31, 2007 excludes $146 of these Debentures which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust.

In June 2008, we, URNA, and certain of our subsidiaries entered into a credit agreement which provides for a five-year $1.250 billion senior secured asset-based revolving credit facility (the “ABL Facility”), a portion of which is available for borrowing in Canadian dollars. In October 2008, the ABL Facility was upsized to $1.285 billion, further increasing our liquidity. The ABL Facility is subject, among other things, to the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2013. In connection with entering into the credit agreement, URNA repaid the $136 and $326 outstanding, respectively, under its former revolving credit facility and term loan, which were terminated. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. Dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on a total consolidated leverage ratio (a measurement of URNA’s total debt to adjusted EBITDA). A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. In addition, the credit agreement contains customary negative covenants applicable to us, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, and (iv) make acquisitions and investments. The U.S. Dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. Dollar borrowings under the credit agreement are guaranteed by us and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from us and URNA, and, subject to certain exceptions, our domestic subsidiaries.

The credit agreement also includes other covenants, representations, warranties, indemnities and events of default, that are customary for facilities of this type, including events of default relating to a change of control.

As previously discussed, in June 2008 we repurchased all of our outstanding Series C and Series D preferred stock for approximately $679. Pursuant to the purchase agreement with the preferred holders, Holdings issued to the former preferred holders $425 aggregate principal amount of 14% HoldCo Notes in partial payment of the repurchase price of the preferred stock. In September 2008, we prepaid $125 of the principal amount of these notes and recorded a pre-tax non-cash charge of $4. The difference between the September 30, 2008 carrying value of the 14% HoldCo Notes and the remaining $300 principal amount of the notes relates to a $9 original issue discount initially recognized in conjunction with the issuance of these notes.

The 14% HoldCo Notes were issued under a new indenture between the Company and The Bank of New York, as trustee, and are callable at par by the Company at any time. The indenture contains covenants that are substantially similar to (and no more restrictive than) the covenants contained in the indentures governing URNA’s high yield debt securities, including, among other things, limitations on our and our subsidiaries’ ability to incur indebtedness, make certain restricted payments, issue preferred stock, enter into transactions with affiliates, create or incur liens, dispose of the proceeds of asset sales and restrict the ability to pay dividends and enter into sale/leaseback transactions. These covenants include exceptions that would allow us to engage in these activities under certain conditions. The indenture also requires that, in the event of a change in control (as defined in the indenture), we must make an offer to purchase all of the then outstanding 14% HoldCo Notes tendered at a purchase price in cash equal to 100 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon.

7. Preferred Stock

As previously discussed, in June 2008 we repurchased all of outstanding Series C Preferred and Series D preferred stock for approximately $679. In conjunction with the repurchase of the preferred stock, and in accordance with EITF Topic D-42, we recorded a preferred stock redemption charge of $239 in the second quarter as a reduction of net income available to common stockholders. This charge, which is also reflected as a reduction of retained earnings in our accompanying condensed consolidated statements of stockholders’ equity, primarily represents the difference between the fair value of the cash and note consideration issued to the preferred holders and the $431 carrying value of the preferred stock.

As a result of the preferred stock repurchase, our stockholders’ equity balance was reduced by $670 in the second quarter of 2008. The tender offer, which was completed in July 2008, resulted in an additional stockholders’ equity reduction of $603 in the third quarter of 2008.

8. Legal and Regulatory Matters

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

In March 2005, our board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). We provided documents in response to SEC subpoenas and informal requests as well as to the Special Committee, which, in turn, provided documents to the SEC.

As previously reported, the Special Committee’s findings included, among others, that there were irregularities with respect to certain minor sale-leaseback transactions and trade packages to which the Company was a party between 2000 and 2002. The Company restated its results for the years ended December 31, 2002 and December 31, 2003, and its originally reported retained earnings at December 31, 2001, to correct the accounting for the minor sale-leaseback transactions and provided supplemental disclosure in the 2004 10-K regarding the trade packages (with respect to which documentation sufficient to permit a restatement did not exist). The Special Committee concluded that, based on the evidence it reviewed, the practices regarding these minor sale-leaseback transactions and trade packages appeared to have been directed by the Company’s two former chief financial officers. In December 2007, one of the former chief financial officers, who left the Company in late 2002, pled guilty to making a false filing with the SEC in connection with the Company’s annual report on Form 10-K for the year ended December 31, 2000 and settled a separate civil enforcement action brought against him by the SEC alleging various violations of the securities laws. In April 2008, the other former chief financial officer, who was terminated in August 2005 after he failed to cooperate with the Special Committee’s inquiry, was indicted and pled not guilty to conspiracy, securities fraud, insider trading and making false filings with the SEC in connection with the Company’s annual reports on Form 10-K for the years ended December 31, 2001, December 31, 2002 and December 31, 2003. The SEC has also brought a separate civil enforcement action against him alleging various violations of the securities laws.

On September 8, 2008, we announced that we had reached a final settlement with the SEC of its inquiry. The settlement covers the issues identified in the Special Committee’s findings and other accounting matters discussed in the 2004 Form 10-K. Under the terms of the settlement, we consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment requiring us to pay a civil penalty of $14 and disgorgement of one dollar and enjoining us from violations of certain provisions of the federal securities laws in the future. As reported earlier, we recognized a charge of $14 relating to the anticipated settlement of this matter in the second quarter of 2008. Accordingly, the settlement had no effect on our third quarter operating results.

The U.S. Attorney’s Office for the District of Connecticut has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. We continue to cooperate fully with this office.

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

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, lead plaintiff filed a consolidated amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2004 Form 10-K, (b) amended the purported class period to include purchasers of our securities from February 28, 2001 to August 30, 2004 and (c) named as an additional defendant our first chief financial officer. In September 2006, we and certain of the individual defendants moved to dismiss the consolidated amended complaint in this action. Briefing with respect to these motions is now complete.

On March 10, 2008, we announced that we had entered into a memorandum of understanding with lead plaintiff’s counsel to settle this action. The memorandum of understanding provides that the claims of the purported plaintiff class will be settled for a cash payment of $27.5. The contemplated settlement is subject to the prior satisfaction of a number of conditions, including definitive settlement documentation and court approval. In addition, the settlement is contingent upon the Company and its insurance carriers finalizing agreements on the portion of the settlement to be funded by the carriers, as well as the amounts that the carriers will reimburse the Company for defense costs concerning the shareholder actions and related inquiries and matters that have previously been expensed by the Company. We cannot predict whether these conditions will be satisfied. The Company currently expects, taking into account anticipated settlement funding and defense cost reimbursements from its insurance carriers, that the contemplated settlement will not have a material effect on its results of operations or cash flows for any period.

In January 2005, an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al. , named as defendants certain of our current and/or former directors and/

or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the motions to dismiss in the purported shareholder class actions.

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

On May 29, 2008, we received a letter from counsel for an alleged shareholder asserting, among other things, that our board of directors and certain of our former officers engaged in gross mismanagement from 1998 to the date of the letter, and that our board has refused to take action against those former officers allegedly responsible for our agreement to pay all or some portion of the $27.5 referred to in the memorandum of understanding between the Company and lead plaintiff’s counsel in In re United Rentals, Inc. Securities Litigation. The letter demanded that we commence legal proceedings against any current or former director or officer who allegedly breached fiduciary duties to the Company and who violated the Sarbanes-Oxley Act and Section 14(a) of the Exchange Act, and against a former officer of one of our equipment suppliers who allegedly facilitated certain transactions identified by the Special Committee as involving irregularities. The letter also demanded that we commence an independent investigation into the Board’s agreement to enter into the memorandum of understanding. The Board formed a new committee of independent directors, which retained independent counsel, to consider the letter. Upon recommendation of that committee, the Board has determined that it would not be in the best interests of the Company to take any further action at this time with respect to the matters demanded in the letter.

Following our July 23, 2007 announcement of the merger agreement with affiliates of Cerberus, two lawsuits against the proposed acquisition were filed. First, a putative class action complaint, entitled Donald

Lefari v. United Rentals, Inc. et al., was filed in Connecticut State Superior Court, Judicial District of Stamford-Norwalk, on July 23, 2007 (the “Lefari action”). This lawsuit purports to be brought on behalf of all common stockholders of the Company, names the Company and all of our directors and Cerberus as defendants, and sought to enjoin the proposed acquisition of the Company by affiliates of Cerberus. On September 19, 2007, the parties to the Lefari action entered into a memorandum of understanding to settle the action and a settlement agreement was expected to be negotiated by the parties. On September 28, 2007, the second lawsuit, Nathan Brundridge vs. Wayland R. Hicks et al., was also filed in Connecticut State Superior Court, Judicial District of Stamford-Norwalk (the “Brundridge II action”). This lawsuit named our current directors as defendants. On December 23, 2007, the Company terminated the merger agreement with affiliates of Cerberus. As a result, a condition precedent of the proposed settlement of the Lefari action, the consummation of the proposed acquisition, was not fulfilled. The Brundridge II action was voluntarily withdrawn as to all defendants on January 30, 2008. On February 7, 2008, the parties to the Lefari action filed a joint motion to withdraw with prejudice the Lefari action. By order dated July 31, 2008, the Court granted the motion and dismissed the Lefari action with prejudice.

Subsequent to our November 14, 2007 announcement that affiliates of Cerberus had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits sought to sue on behalf of a purported class of persons who purchased or otherwise acquired our securities between August 29, 2007 and November 14, 2007. The lawsuits named as defendants the Company, our directors and certain of our officers and alleged, among other things, that the named plaintiff and members of the purported class suffered damages when they purchased or otherwise acquired securities issued by the Company, as a result of false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus, contained in (a) proxy materials that the Company disseminated and/or filed with the SEC in anticipation of the October 19, 2007 special meeting of stockholders; and/or (b) certain of the Company’s filings with the SEC and other public statements. On the basis of those allegations, plaintiff in each action asserted claims under Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder; and against the individual defendants under Section 20(a) of the Exchange Act. The complaints in these actions sought unspecified compensatory damages, costs, expenses and fees. The Court subsequently entered an order consolidating the three actions and appointing the Institutional Investor Group, consisting of First New York Securities, L.L.C. and Omni Partners LLP, as lead plaintiffs for the purported class. The actions are now consolidated under the caption Vincent DeCicco v. United Rentals, Inc., et al.

On March 24, 2008, pursuant to a schedule approved by the Court, lead plaintiffs filed a consolidated amended complaint, which, among other things, (a) amended the purported class period to include purchasers of our publicly traded securities from July 23, 2007 to November 14, 2007, (b) dropped as defendants one of our officers and all but one of our directors, (c) named as additional defendants Cerberus, certain of its affiliates, its chief executive officer and one of its managing directors, and (d) withdrew the previously asserted claim under Section 14(a) of the Exchange Act and Rule 14a-9 thereunder. On May 16, 2008, all defendants filed motions to dismiss the consolidated amended complaint in this action. Briefing with respect to those motions is complete. We intend to defend against this action vigorously.

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

9. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. (As discussed in note 7 to our condensed consolidated financial statements, in June 2008 we repurchased all of our outstanding Series C and Series D preferred stock and recorded a preferred stock redemption charge of $239.) Diluted earnings per share include the impact of other diluted securities. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$74	$111	$149	$210
Convertible debt interest	—	—	—	1
Subordinated convertible debt interest	2	1	—	4
Preferred stock redemption charge	—	—	(239)	—

Income (loss) from continuing operations available to common stockholders	76	112	(90)	215
Income (loss) from discontinued operation, net of taxes	—	1	—	(1)

Net income (loss) available to common stockholders	$76	$113	$(90)	$214
Denominator:
Weighted-average common shares	66,672	84,142	79,735	82,537
Series C preferred	—	12,000	—	12,000
Series D preferred	—	5,000	—	5,000

Denominator for basic earnings per share—weighted-average	66,672	101,142	79,735	99,537
Effect of dilutive securities:
Employee stock options and warrants	264	3,701	—	4,775
Convertible shares	6,563	6,461	—	6,461
Subordinated convertible debentures	3,515	3,342	—	3,342
Restricted stock units and other	340	443	—	491

Denominator for dilutive earnings per share—adjusted weighted-average shares	77,354	115,089	79,735	114,606

Basic earnings (loss) available to common stockholders:
Income (loss) from continuing operations (inclusive of preferred stock redemption charge)	$1.11	$1.09	$(1.12)	$2.10
Income from discontinued operation	—	0.01	—	—

Net income (loss)	$1.11	$1.10	$(1.12)	$2.10

Diluted earnings (loss) available to common stockholders:
Income (loss) from continuing operations (inclusive of preferred stock redemption charge)	$0.98	$0.97	$(1.12)	$1.87
Income from discontinued operation	—	0.01	—	—

Net income (loss)	$0.98	$0.98	$(1.12)	$1.87

10. Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$8	$11	$47	$—	$66
Accounts receivable, net	—	(9)	15	501	—	507
Intercompany receivable (payable)	—	2	124	(126)	—	—
Inventory	—	32	34	12	—	78
Prepaid expenses and other assets	—	14	34	2	—	50
Deferred taxes	—	80	—	—	—	80

Total current assets	—	127	218	436	—	781

Rental equipment, net		1,539	1,065	323	—	2,927
Property and equipment, net	49	209	153	29	—	440
Investments in subsidiaries	1,257	2,750	—	—	(4,007)	—
Goodwill and other intangible assets, net	—	181	1,069	143	—	1,393
Other non-current assets	6	60	4	1	—	71

Total assets	$1,312	$4,866	$2,509	$932	$(4,007)	$5,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$(1)	$12	$—	$—	$—	$11
Accounts payable	—	70	116	25	—	211
Accrued expenses and other liabilities	—	257	32	17	(60)	246

Total current liabilities	(1)	339	148	42	(60)	468

Long-term debt	292	2,724	—	417	—	3,433
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	606	(9)	34	—	631
Other liabilities	—	—	59	—	—	59

Total liabilities	437	3,669	198	493	(60)	4,737

Total stockholders’ equity	875	1,197	2,311	439	(3,947)	875

Total liabilities and equity	$1,312	$4,866	$2,509	$932	$(4,007)	$5,612

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$18	$8	$86	$—	$112
Accounts receivable, net	—	26	(18)	574	—	582
Intercompany receivable (payable)	—	479	114	(593)	—	—
Inventory	—	56	51	16	—	123
Prepaid expenses and other assets	—	12	34	5	—	51
Deferred taxes	—	51	—	—	—	51

Total current assets	—	642	189	88	—	919

Rental equipment, net	—	1,492	1,092	334	—	2,918
Property and equipment, net	42	196	148	29	—	415
Investments in subsidiaries	1,962	2,541	—	—	(4,503)	—
Goodwill and other intangible assets, net	—	185	1,067	155	—	1,407
Other non-current assets	7	43	8	—	—	58

Total assets	$2,011	$5,099	$2,504	$606	$(4,503)	$5,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$78	$—	$—	$—	$78
Accounts payable	—	80	139	29	—	248
Accrued expenses and other liabilities	—	248	103	8	(86)	273

Total current liabilities	—	406	242	37	(86)	599

Long-term debt	—	2,330	—	205	—	2,535
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	445	(9)	36	—	472
Other liabilities	—	42	58	—	—	100

Total liabilities	146	3,223	291	278	(86)	3,852

Total stockholders’ equity	1,865	1,876	2,213	328	(4,417)	1,865

Total liabilities and equity	$2,011	$5,099	$2,504	$606	$(4,503)	$5,717

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$325	$—	$56	$—	$381
Accounts receivable, net	—	(9)	6	522	—	519
Intercompany receivable (payable)	—	83	103	(186)	—	—
Inventory	—	36	43	12	—	91
Prepaid expenses and other assets	—	15	38	4	—	57
Deferred taxes	—	72	—	—	—	72

Total current assets	—	522	190	408	—	1,120
Rental equipment, net	—	1,465	1,045	316	—	2,826
Property and equipment, net	46	209	154	31	—	440
Investments in subsidiaries	2,112	2,915	—	—	(5,027)	—
Goodwill and other intangible assets, net	—	184	1,066	154	—	1,404
Other long-term assets	6	41	5	—	—	52

Total assets	$2,164	$5,336	$2,460	$909	$(5,027)	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$15	$—	$—	$—	$15
Accounts payable	—	59	110	26	—	195
Accrued expenses and other liabilities	—	307	58	31	(86)	310

Total current liabilities	—	381	168	57	(86)	520
Long-term debt	—	2,415	—	140	—	2,555
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	514	(9)	34	—	539
Other long-term liabilities	—	—	64	—	—	64

Total liabilities	146	3,310	223	231	(86)	3,824

Total stockholders’ equity	2,018	2,026	2,237	678	(4,941)	2,018

Total liabilities and equity	$2,164	$5,336	$2,460	$909	$(5,027)	$5,842

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$318	$272	$87	$—	$677
Sales of rental equipment	—	27	23	6	—	56
New equipment sales	—	22	16	11	—	49
Contractor supplies sales	—	20	25	9	—	54
Service and other revenues	—	20	13	4	—	37

Total revenues	—	407	349	117	—	873
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	133	120	34	—	287
Depreciation of rental equipment	—	61	41	13	—	115
Cost of rental equipment sales	—	17	17	4	—	38
Cost of new equipment sales	—	18	14	9	—	41
Cost of contractor supplies sales	—	15	19	7	—	41
Cost of service and other revenues	—	8	6	2	—	16

Total cost of revenues	—	252	217	69	—	538
Gross profit	—	155	132	48	—	335
Selling, general and administrative expenses	—	61	54	18	—	133
Charge related to settlement of SEC inquiry	—	—	—	—	—	—
Non-rental depreciation and amortization	4	5	4	1	—	14

Operating (loss) income	(4)	89	74	29	—	188
Interest expense, net	19	45	—	6	—	70
Interest expense-subordinated convertible debentures	2	—	—	—	—	2
Other (income) expense, net	(29)	20	18	(10)	—	(1)

Income from continuing operations before provision for income taxes	4	24	56	33	—	117
Provision for income taxes	1	9	23	10	—	43

Income before equity in net earnings of subsidiaries	3	15	33	23	—	74
Equity in net earnings of subsidiaries	71	56	—	—	(127)	—

Net income (loss)	$74	$71	$33	$23	$(127)	$74

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$345	$288	$85	$—	$718
Sales of rental equipment	—	42	27	9	—	78
New equipment sales	—	27	19	10	—	56
Contractor supplies sales	—	39	44	13	—	96
Service and other revenues	—	21	16	5	—	42

Total revenues	—	474	394	122	—	990
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	144	123	35	—	302
Depreciation of rental equipment	—	55	43	13	—	111
Cost of rental equipment sales	—	32	18	6	—	56
Cost of new equipment sales	—	22	17	8	—	47
Cost of contractor supplies sales	—	34	33	11	—	78
Cost of service and other revenues	—	8	6	3	—	17

Total cost of revenues	—	295	240	76	—	611
Gross Profit	—	179	154	46	—	379
Selling, general and administrative expenses	—	67	63	20	—	150
Non-rental depreciation and amortization	3	5	4	1	—	13

Operating (loss) income	(3)	107	87	25	—	216
Interest expense, net	—	40	—	4	—	44
Interest expense- subordinated convertible debentures	2	—	—	—	—	2
Other expense (income), net	—	4	11	(17)	—	(2)

(Loss) income from continuing operations before provision for income taxes	(5)	63	76	38	—	172
(Benefit) provision for income taxes	(1)	21	27	14	—	61

(Loss) income from continuing operations	(4)	42	49	24	—	111
Income from discontinued operations, net of tax	—	—	1	—		1

(Loss) income) before equity in net earnings of subsidiaries	(4)	42	50	24	—	112
Equity in net earnings of subsidiaries	116	74	—	—	(190)	—

Net income (loss)	$112	$116	$50	$24	$(190)	$112

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$894	$740	$235	$—	$1,869
Sales of rental equipment	—	99	71	20	—	190
New equipment sales	—	62	44	31	—	137
Contractor supplies sales	—	62	78	29	—	169
Service and other revenues	—	59	38	14	—	111

Total revenues	—	1,176	971	329	—	2,476
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	387	357	107	—	851
Depreciation of rental equipment	—	172	123	39	—	334
Cost of rental equipment sales	—	72	50	13	—	135
Cost of new equipment sales	—	52	37	25	—	114
Cost of contractor supplies sales	—	47	60	23	—	130
Cost of service and other revenues	—	24	16	6	—	46

Total cost of revenues	—	754	643	213	—	1,610
Gross profit	—	422	328	116	—	866
Selling, general and administrative expenses	1	173	148	68	—	390
Charge related to settlement of SEC inquiry	14	—	—	—	—	14
Non-rental depreciation and amortization	11	15	15	3	—	44

Operating (loss) income	(26)	234	165	45	—	418
Interest expense, net	23	127	—	9	—	159
Interest expense-subordinated convertible debentures	7	—	—	—	—	7
Other (income) expense, net	(61)	51	42	(32)	—	—

Income from continuing operations before provision for income taxes	5	56	123	68	—	252
Provision for income taxes	7	22	50	24	—	103

(Loss) income before equity in net earnings of subsidiaries	(2)	34	73	44	—	149
Equity in net earnings of subsidiaries	151	117	—	—	(268)	—

Net income (loss)	$149	$151	$73	$44	$(268)	$149

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$953	$777	$214	$—	$1,944
Sales of rental equipment	—	126	89	28	—	243
New equipment sales	—	86	63	28	—	177
Contractor supplies sales	—	124	139	38	—	301
Service and other revenues	—	64	47	14	—	125

Total revenues	—	1,353	1,115	322	—	2,790
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	423	356	101	—	880
Depreciation of rental equipment	—	162	123	36	—	321
Cost of rental equipment sales	—	94	61	19	—	174
Cost of new equipment sales	—	69	55	23	—	147
Cost of contractor supplies sales	—	107	105	33	—	245
Cost of service and other revenues	—	28	17	7	—	52

Total cost of revenues	—	883	717	219	—	1,819
Gross Profit	—	470	398	103	—	971
Selling, general and administrative expenses	—	179	207	60	—	446
Non-rental depreciation and amortization	7	15	13	3	—	38

Operating (loss) income	(7)	276	178	40	—	487
Interest expense, net	—	138	—	8	—	146
Interest expense-subordinated convertible debentures	7	—	—	—	—	7
Other expense (income), net	—	24	20	(48)	—	(4)

(Loss) income from continuing operations before provision for income taxes	(14)	114	158	80	—	338
(Benefit) provision for income taxes	(5)	43	59	31	—	128

(Loss) income from continuing operations	(9)	71	99	49	—	210
Income (loss) from discontinued operations, net of tax	—	2	(3)	—		(1)

(Loss) income before equity in net earnings of subsidiaries	(9)	73	96	49	—	209
Equity in net earnings of subsidiaries	218	145	—	—	(363)	—

Net income (loss)	$209	$218	$96	$49	$(363)	$209

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash (used in) provided by operating activities	$(3)	$372	$167	$35	$—	$571
Net cash used in investing activities	(7)	(217)	(157)	(70)	—	(451)
Net cash provided by (used in) financing activities	10	(472)	1	30	—	(431)
Effect of foreign exchange rates	—	—	—	(4)	—	(4)

Net (decrease) increase in cash and cash equivalents	—	(317)	11	(9)	—	(315)
Cash and cash equivalents at beginning of period	—	325	—	56	—	381

Cash and cash equivalents at end of period	$—	$8	$11	$47	$—	$66

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities—continuing operations	$4	$191	$231	$58	$—	$484
Net cash provided by operating activities—discontinued operation	—	—	9	—	—	9

Net cash provided by operating activities	4	191	240	58	—	493

Net cash used in investing activities—continuing operations	(11)	(306)	(236)	(73)	—	(626)
Net cash provided by investing activities—discontinued operation	—	66	1	—	—	67

Net cash used in investing activities	(11)	(240)	(235)	(73)	—	(559)

Net cash provided by financing activities	7	27	—	13	—	47

Effect of foreign exchange rate	—	—	—	12	—	12

Net increase (decrease) in cash and cash equivalents	—	(22)	5	10	—	(7)
Cash and cash equivalents at beginning of period	—	40	3	76	—	119

Cash and cash equivalents at end of period	$—	$18	$8	$86	$—	$112

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 669 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 2,900 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2007, rental equipment revenues represented 71 percent of our total revenues. This percentage increased to 75 percent for the nine months ended September 30, 2008 as we have continued to reposition our contractor supplies business.

In the second half of 2007, we began to implement a change in strategy aimed at growing our earnings at higher margins, while also continuing to generate significant cash flow. The three key elements of this strategy are: refocusing our employees and sales representatives on our core rental business; optimizing the management of our rental fleet; and reducing our operating costs. We believe this strategy, coupled with our broad geographic footprint, extensive rental fleet, advanced information technology systems, disciplined purchasing power, industry experience and ability to deliver extraordinary customer service, will enable us to strengthen our leadership position in the equipment rental industry and improve our returns to shareholders.

In June 2008, we commenced a modified “Dutch auction” tender offer in which we offered to purchase up to 27.16 million shares of our common stock at a price not less than $22.00 nor greater than $25.00 per share. The tender offer expired in July 2008 and, in accordance with the terms of the offer, we accepted for payment an aggregate of 27.16 million shares of our common stock at a price of $22.00 per share, for a total cost of $603 (including fees and expenses). The number of shares of common stock purchased in the tender offer represented approximately 31 percent of the total common stock outstanding on the last full trading day prior to the commencement of the offer.

Also in June 2008, and in connection with our announcement of the tender offer, we repurchased all of our outstanding Series C and Series D preferred stock, a substantial majority of which was held by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Prior to this preferred stock repurchase, a majority of the preferred holders had the right to consent to certain transactions by us, including the aforementioned tender offer. Under the definitive repurchase agreement, the total purchase price for the preferred stock was approximately $679, a portion of which was settled through the issuance by Holdings of new 14% HoldCo Notes. In addition, and as a result of the repurchase of the preferred stock, Leon Black and Michael Gross, the two company directors elected by the former preferred holders in accordance with the terms of the Series C preferred stock, resigned from our board. Also in June 2008, we, URNA, and certain of our subsidiaries entered into a credit agreement which provides for a new $1.250 billion senior secured asset-based revolving credit facility, in connection with which URNA repaid the amounts outstanding under its former revolving credit facility and term loan. See notes 6 and 7 to our condensed consolidated financial statements for additional information concerning the new asset-based revolving credit facility, which has recently been upsized to $1.285 billion, and the repurchase of the preferred stock, respectively.

As discussed in note 8 to our condensed consolidated financial statements and elsewhere in this report, the Company is subject to certain ongoing class action and derivative suits, and recently settled an SEC inquiry. The

U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. As previously discussed, in the third quarter of 2008 we settled, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment requiring us to pay a civil penalty of $14 and disgorgement of one dollar and enjoining us from violations of certain provisions of the federal securities laws in the future. We recognized a charge of $14 relating to the settlement of this matter in the second quarter of 2008 and, accordingly, the settlement had no effect on our third quarter operating results. We cannot predict the outcome of these other matters as to the Company and have not accrued any amounts related to their ultimate disposition. Any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified current and former officers and directors, are expensed as incurred and may be material during the period incurred.

Financial Overview

Income from continuing operations. Income from continuing operations and diluted earnings (loss) per share from continuing operations available to common stockholders for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$74	$111	$149	$210
Diluted earnings (loss) per share from continuing operations (inclusive of preferred stock redemption charge)	$0.98	$0.97	$(1.12)	$1.87

For the three and nine months ended September 30, 2008, income from continuing operations of $74 and $149 decreased by $37 and $61, respectively, from the same periods in 2007. The decline in profitability primarily reflects lower equipment rental gross profit due to the softening construction environment. We expect this softening to continue through 2009. Additionally, the decline reflects reduced sales of contractor supplies, consistent with our strategy to focus on the higher margin core rental business, as well as lower new and used equipment sales. Income from continuing operations for the nine months ended September 30, 2008 also includes a charge of $14 after-tax relating to the SEC settlement. We were able to partially offset the impact of these factors with savings realized from our ongoing initiatives to reduce operating costs. As discussed further below, our selling, general and administrative expenses declined by $17, or 11 percent, and $56, or 13 percent, respectively, for the three and nine months ended September 30, 2008.

Third quarter 2008 continuing operations earnings per share of $0.98, based on a diluted share count of 77.4 million shares, includes a non-cash charge of $2 after-tax, or $0.03 per share, related to the retirement of $125 of HoldCo Notes in September. Third quarter 2007 continuing operations earnings per share of $0.97 was based on a diluted share count of 115.1 million shares.

Diluted loss per share from continuing operations of $1.12 for the nine months ended September 30, 2008, includes the following items: (i) a $2.99 per share preferred stock redemption charge associated with the June 2008 repurchase of our Series C and Series D preferred stock, (ii) a $0.18 per share charge associated with the SEC settlement, (iii) a $0.10 per share charge primarily related to the establishment of a valuation allowance related to certain foreign tax credits, and (iv) a $0.03 per share charge associated with the $125 retirement of the 14% HoldCo Notes. In the fourth quarter 2008, we expect to record a charge of approximately $11 after-tax, or $0.15 per share, principally related to the closing of about 30 branches.

EBITDA GAAP Reconciliation. EBITDA represents the sum of income from continuing operations before provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation-rental equipment and non-rental depreciation and amortization. Management believes EBITDA provides useful information about operating performance and period-over-period growth. However, EBITDA is not a measure of financial performance or liquidity under GAAP and accordingly should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between income from continuing operations before provision for income taxes and EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations before provision for income taxes	$117	$172	$252	$338
Interest expense, net	70	44	159	146
Interest expense—subordinated convertible debentures	2	2	7	7
Depreciation—rental equipment	115	111	334	321
Non-rental depreciation and amortization	14	13	44	38

EBITDA	$318	$342	$796	$850

For the three and nine months ended September 30, 2008, EBITDA decreased $24, or 7 percent, and $54, or 6 percent, respectively, primarily reflecting lower equipment rental gross profit due to the softening construction environment. The EBITDA declines also reflect reduced sales of contractor supplies, consistent with our strategy to focus on the higher margin core rental business, as well as lower new and used equipment sales. In addition, EBITDA for the nine months ended September 30, 2008 includes a charge of $14 relating to the settlement of the SEC inquiry. We were able to partially offset the impact of these factors with savings realized from our ongoing initiatives to reduce operating costs.

Results of Operations

As discussed in note 2 to our unaudited condensed consolidated financial statements, our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues and operating results fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter. Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended September 30, 2008
Equipment rentals	$625	$52	$677
Sales of rental equipment	53	3	56
Sales of new equipment	48	1	49
Contractor supplies sales	51	3	54
Service and other revenues	35	2	37

Total revenue	$812	$61	$873

Three months ended September 30, 2007
Equipment rentals	$669	$49	$718
Sales of rental equipment	73	5	78
Sales of new equipment	53	3	56
Contractor supplies sales	92	4	96
Service and other revenues	41	1	42

Total revenue	$928	$62	$990

Nine months ended September 30, 2008
Equipment rentals	$1,740	$129	$1,869
Sales of rental equipment	180	10	190
Sales of new equipment	132	5	137
Contractor supplies sales	161	8	169
Service and other revenues	107	4	111

Total revenue	$2,320	$156	$2,476

Nine months ended September 30, 2007
Equipment rentals	$1,812	$132	$1,944
Sales of rental equipment	231	12	243
Sales of new equipment	167	10	177
Contractor supplies sales	289	12	301
Service and other revenues	122	3	125

Total revenue	$2,621	$169	$2,790

Three months ended September 30, 2008 and 2007. 2008 equipment rentals of $677 decreased $41, or 6 percent, reflecting a 3.4 percent decrease in rental rates, a greater proportion of monthly rentals, and a change in mix. Equipment rentals represented 78 percent of total revenues for the three months ended September 30, 2008. On a segment basis, equipment rentals represented approximately 77 percent and 85 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $44, or 7 percent, reflecting a 6.1 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals increased $3, or 6 percent, reflecting a 7.7 percent increase in same-store rental revenues.

Nine months ended September 30, 2008 and 2007. 2008 equipment rentals of $1,869 decreased $75, or 4 percent, reflecting a 1.9 percent decline in rental rates, a greater proportion of monthly rentals, and a change in mix. Equipment rentals represented 75 percent of total revenues for the nine months ended September 30, 2008. On a segment basis, equipment rentals represented approximately 75 percent and 83 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $72, or 4 percent, reflecting a 3.8 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $3, or 2 percent, reflecting a 0.8 percent decrease in same-store rental revenues.

Sales of rental equipment. For the three and nine months ended September 30, 2008, sales of rental equipment represented approximately 6 and 8 percent, respectively, of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power were insignificant. For the three and nine months ended September 30, 2008, sales of rental equipment decreased 28 and 22 percent, respectively, primarily reflecting a decline in the volume of equipment sold as we focus on selling older assets, in line with our life-cycle management strategy.

Sales of new equipment. For the three and nine months ended September 30, 2008, sales of new equipment represented approximately 6 percent of our total revenues and our general rentals segment accounted for approximately 98 percent of these sales. Sales of new equipment for trench safety, pump and power were insignificant. For the three and nine months ended September 30, 2008, sales of new equipment decreased 13 and 23 percent, respectively, primarily reflecting lower volume.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and nine months ended September 30, 2008, sales of contractor supplies decreased 44 percent compared to the same periods in 2007. Consistent with our strategy of repositioning our contractor supplies business, the decline reflects a reduction in the volume of supplies sold, partially offset by improved pricing. The decline in volume is consistent with the reduction in our product offering (fewer SKUs are offered in our catalogue).

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three and nine months ended September 30, 2008, service and other revenue decreased approximately 12 percent, primarily reflecting reduced revenues from service labor and parts sales.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended September 30, 2008
Operating Income	$167	$21	$188
Operating Margin	20.6%	34.4%	21.5%
Three months ended September 30, 2007
Operating Income	$197	$19	$216
Operating Margin	21.2%	30.6%	21.8%
Nine months ended September 30, 2008
Operating Income	$375	$43	$418
Operating Margin	16.2%	27.6%	16.9%
Nine months ended September 30, 2007
Operating Income	$443	$44	$487
Operating Margin	16.9%	26.0%	17.5%

General rentals. For the three and nine months ended September 30, 2008, operating income decreased $30 and $68, respectively, and operating margin decreased 0.6 and 0.7 percentage points, respectively, primarily reflecting reduced gross margin from equipment rentals. Excluding the impact of the SEC charge, operating margin decreased 0.1 percentage points for the nine months ended September 30, 2008.

Trench safety, pump and power. For the three and nine months ended September 30, 2008, operating income increased by $2 and decreased by $1, respectively, and operating margin increased by 3.8 and 1.6 percentage points, respectively, reflecting improved selling, general and administrative leverage.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total gross margin	38.4%	38.3%	35.0%	34.8%
Equipment rentals	40.6%	42.5%	36.6%	38.2%
Sales of rental equipment	32.1%	28.2%	28.9%	28.4%
Sales of new equipment	16.3%	16.1%	16.8%	16.9%
Contractor supplies sales	24.1%	18.8%	23.1%	18.6%
Service and other revenues	56.8%	59.5%	58.6%	58.4%

For the three and nine months ended September 30, 2008, total gross margin increased 0.1 and 0.2 percentage points, respectively, primarily reflecting improved gross margins on contractor supplies sales, partially offset by reduced gross margins from equipment rentals. The improvement in gross margins on contractor supplies sales primarily reflects improvements in pricing and product mix. Equipment rentals gross margin performance reflects revenue declines in excess of savings realized from cost savings initiatives.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total SG&A expenses	$133	$150	$390	$446
SG&A as a percentage of revenue	15.2%	15.2%	15.8%	16.0%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2008, SG&A expense of $133 decreased $17 as compared to 2007. This improvement reflects the benefits we are realizing from our cost saving initiatives, including reduced compensation costs and travel expenses, partially offset by normal inflationary increases.

For the nine months ended September 30, 2008, SG&A expense of $390 decreased $56 as compared to 2007. This improvement reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs and travel expenses, partially offset by normal inflationary increases.

Charge related to settlement of SEC inquiry. Our results for the nine months ended September 30, 2008 include a $14 charge which was recognized in the second quarter and represented our best estimate for the liability associated with this matter. As previously announced, and as further discussed in note 8 to our unaudited condensed consolidated financial statements, in September 2008 we announced that we had reached a final settlement with the SEC and we paid a civil penalty of $14. Because the charge was recognized in the second quarter 2008, the settlement of this matter had no impact on our third quarter 2008 operating results.

Interest expense, net for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest expense, net	$70	$44	$159	$146

Interest expense for the three and nine months ended September 30, 2008 increased by $26 and $13, respectively, primarily relating to increased debt following the preferred stock repurchase and recently completed tender offer. Additionally, interest expense for the three and nine months ended September 30, 2008 includes a non-cash charge of $4 relating to our retirement of $125 of the principal amount of the 14% HoldCo Notes.

Income taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rate for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$117	$172	$252	$338
Provision for income taxes	43	61	103	128
Effective tax rate	36.8%	35.5%	40.9%	37.9%

The difference between the consolidated effective tax rates and the U.S. federal statutory income tax rate of 35 percent for the three month periods ended September 30, 2008 and 2007 primarily relates to state taxes and certain non-deductible charges. In addition, during the third quarter of 2008, we recorded a benefit of $2 related to prior year foreign, federal and state tax return to provision adjustments and favorable impacts from state rate and apportionment changes. During the third quarter of 2007, we recorded a benefit of $2 within the income tax provision as a result of the reversal of a valuation allowance related to certain state tax net operating loss carry forwards.

The difference between the consolidated effective tax rates and the U.S. federal statutory income tax rate of 35 percent for the nine month periods ended September 30, 2008 and 2007 primarily relates to state taxes as well as certain non-deductible charges. In addition, for the nine month period ended September 30, 2008, the provision was impacted by the establishment of a valuation allowance of $6 related to foreign tax credits that, as a result of the preferred stock redemption, are no longer expected to be realized and the non-deductibility of the $14 charge relating to the settlement of the SEC inquiry partially offset by prior year foreign, federal and state return to provision adjustments and impacts from favorable state rate and apportionment changes. During the nine month period ended September 30, 2007, we recorded a charge of $3 within the income tax provision related to the restricted stock grant referred to in the following paragraph.

Between June 2001 and March 31, 2007, we had been recognizing a tax benefit on compensation expense associated with a restricted stock award made to Mr. Hicks in June 2001. Because this award vested for tax purposes in 2002 and because Section 162(m) of the Internal Revenue Code limits the deductibility of a portion of his compensation, no tax benefit should have been recognized. Accordingly, our results for the nine months ended September 30, 2007 include a charge of $3 within the income tax provision, representing the reversal of the cumulative income tax benefit recognized in prior periods. The effective tax rate for the nine months ended September 30, 2007 also reflects a non-deductible charge of $5 within SG&A for the remaining amortization of this award.

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

As previously discussed, in June 2008 we commenced a modified “Dutch auction” tender offer in which we offered to purchase up to 27.16 million shares of our common stock. The tender offer expired in July 2008 and, in accordance with the terms of the offer, we accepted for payment an aggregate of 27.16 shares of our common stock at a price of $22.00 per share, for a total cost of $603 (including fees and expenses). Also in June 2008, and in connection with our announcement of the tender offer, we repurchased all of outstanding Series C and Series D preferred stock for approximately $679. Pursuant to the purchase agreement with the preferred holders, Holdings issued to the former preferred holders $425 aggregate principal amount of the 14% HoldCo Notes, in partial payment of the repurchase price of the preferred stock. In September 2008, we prepaid $125 of the principal amount of these notes.

In anticipation of the share repurchases, in June 2008 we, URNA, and certain of our subsidiaries, entered into a new $1.250 billion senior secured asset-based revolving credit facility (the “ABL Facility”), a portion of which is available in Canadian dollars, and repaid the $462 outstanding under our former revolving credit facility and term loan. The balance of the amounts necessary for the share repurchases, the repayment of our former credit facility and term loan, as well as related fees and expenses, was funded with existing cash on hand and through borrowings under the ABL Facility and our accounts receivable securitization facility. For additional information concerning the ABL Facility, which has recently been upsized to $1.285 billion, and the 14% HoldCo Notes, see note 6 to our condensed consolidated financial statements.

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our new asset-based loan facility and receivables securitization facility. As of September 30, 2008, which represents the seasonally high point of our working capital usage, we had (i) $375 of borrowing capacity available under our ABL Facility, (ii) $14 of borrowing capacity available under our receivables securitization facility and (iii) cash and cash equivalents of $66. Cash equivalents at September 30, 2008 consist of high quality, low risk investments and do not include any auction rate securities. We believe that our existing sources of cash, including the $240 of free cash flow we expect to generate in the 2008 fourth quarter, will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases and (iv) debt service. We plan to fund such cash requirements from borrowings under our ABL Facility, our accounts receivable securitization facility and existing sources of cash.

Loan Covenants and Compliance. As of September 30, 2008, we were in compliance with the covenants and other provisions of our ABL Facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash—Continuing Operations. During the nine months ended September 30, 2008, we (i) generated cash from operating activities of $571, (ii) generated cash from the sale of rental equipment of $190 and (iii) received proceeds, net of payments, on debt of $459. We used cash during this period principally to (i) purchase rental equipment of $590, (ii) purchase other property and equipment of $41, (iii) repurchase common stock of $603, and (iv) redeem our preferred stock of $257. During the nine months ended September 30, 2007, we (i) generated cash from operating activities of $484, (ii) generated cash from the sale of rental equipment of $243 and (iii) received proceeds from the exercise of common stock options of $22. We used cash during this period principally to (i) purchase rental and non-rental equipment of $866 and (ii) purchase other companies for $23.

Free Cash Flow GAAP Reconciliation. We define free cash flow as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities—continuing operations	$571	$484
Purchases of rental equipment	(590)	(785)
Purchases of non-rental equipment	(41)	(81)
Proceeds from sales of rental equipment	190	243
Proceeds from sales of non-rental equipment	7	20
Excess tax benefits from share-based payment arrangements	—	28

Free cash flow	$137	$(91)

Free cash flow generation for the nine months ended September 30, 2008 was $137, an increase of $228 as compared to free cash flow usage of $91 in the nine months ended September 30, 2007. The year-over-year increase in free cash flow primarily reflects reduced capital expenditures, in line with our expectation at the beginning of 2008 that the construction environment would be challenging this year.

Our credit ratings as of October 20, 2008 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Negative
S&P	BB-	Credit Watch/Negative
Fitch	B+	Stable

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment.

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of September 30, 2008:

	2008	2009	2010	2011	2012	2013 and Thereafter	Total
Debt and capital leases (1)	$5	$13	$10	$292	$1,001	$2,123	$3,444
Interest due on debt (2)	57	229	229	229	163	177	1,084
Operating leases (1):
Real estate	21	76	65	57	48	168	435
Non-rental equipment	13	42	27	18	12	7	119
Purchase obligations (3)	46	7	—	—	—	—	53
Subordinated convertible debentures (4)	2	9	9	9	9	296	334

Total (5)	$144	$376	$340	$605	$1,233	$2,771	$5,469

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the weighted-average effective interest rates as of September 30, 2008.

(3)	As of September 30, 2008, we had outstanding purchase orders with our equipment and inventory suppliers. These purchase orders, which were negotiated in the ordinary course of business, aggregate approximately $53. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2008 and 2009.

(4)	Includes interest payments.

(5)	This information excludes $7 of unrecognized tax benefits which are discussed further in note 3 to our condensed consolidated financial statements. It is not possible to estimate the time period during which these amounts may be paid to tax authorities.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $11. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of September 30, 2008, September 30, 2007 or December 31, 2007 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. During 2007 and earlier periods, we utilized interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of December 31, 2007, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of the swap agreements were, at December 31, 2007, to convert $1.2 billion of our fixed rate notes to floating rate instruments. In January 2008, we terminated all of our interest rate swap agreements and made a payment of $4.

As of September 30, 2008, we had an aggregate of $1,055 of indebtedness that bears interest at variable rates. As of September 30, 2008, the variable rate debt included $769 of borrowings under our ABL Facility and $286 of borrowings under our accounts receivable securitization facility. The weighted average interest rates applicable to our variable rate debt for the quarter ended September 30, 2008 were (i) 5.5 percent for the ABL Facility, and (ii) 3.4 percent for the accounts receivable securitization facility. As of September 30, 2008, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $7 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our ABL Facility and accounts receivables securitization facility.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2007 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of September 30, 2008. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 8 to our unaudited condensed consolidated financial statements of this report is incorporated by reference in answer to this item.

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2007 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities

The following table provides information about purchases of the Company’s common stock by the Company during the third quarter of 2008:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008:
Tender Offer(1)	27,160,000	$22.00	27,160,000	—
Other Transactions(2)	1,981	$19.01	—	—
August 1, 2008 to August 31, 2008:
Other Transactions(2)	1,089,501	$16.57	—	—
September 1, 2008 to September 30, 2008:
Other Transactions(2)	629	$14.91	—	—
Total:
Tender Offer(1)	27,160,000	$22.00	27,160,000	—
Other Transactions(2)	1,092,111	$16.57	—	—

(1)	Beginning on June 17, 2008 and expiring on July 16, 2008, the Company conducted a “modified Dutch auction” tender offer to repurchase up to 27,160,000 shares of its outstanding common stock at a purchase price of not greater than $25.00 nor less than $22.00 per share. The Company accepted for purchase 27,160,000 shares of the Company’s common stock in the tender offer, at a price of $22.00 per share, for a total cost of approximately $598 million (excluding fees and expenses relating to the tender offer). Based on the depositary’s final count, a total of 71,979,730 shares of the Company’s common stock were validly tendered and not withdrawn in the offer at a price of $22.00 per share. Accordingly, the final proration factor for the offer was 37.66%. The 27,160,000 shares of the Company’s common stock purchased in the tender offer represented 31.4% of the shares outstanding on July 16, 2008. Payment for the shares accepted for purchase, and return of all other shares tendered and not purchased, was made promptly by the depositary. All payments were made in July 2008.

(2)	The shares were withheld by the Company either to satisfy tax withholding obligations upon the vesting of restricted stock or restricted stock unit awards or to pay the exercise price upon the exercise of stock option or warrant grants. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2(a)	Agreement and Plan of Merger, dated as of July 22, 2007, among United Rentals, Inc., RAM Holdings, Inc. and RAM Acquisition Corp (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Current Report on Form 8-K filed on July 24, 2007)

3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc. (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(b)	Certificate of Amendment, dated September 29, 1998, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151, filed on January 6, 1999)

3(c)	Certificate of Amendment, dated June 7, 2007, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Current Report on Form 8-K filed on June 8, 2007)

3(d)	By-laws of United Rentals, Inc. (amended as of April 4, 2007) (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Current Report on Form 8-K filed on April 4, 2007)

3(e)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(f) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(g) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(g)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(h)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(i)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(j)	By-laws of United Rentals (North America), Inc. (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(k)	First Amendment to the Rights Agreement, dated as of July 22, 2007, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Current Report on Form 8-K filed on July 24, 2007)

3(l)	Second Amendment to the Rights Agreement dated as of October 16, 2008, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Current Report on Form 8-K filed on October 16, 2008)

10(a)	Employment Agreement dated August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 to the United Rentals, Inc. Current Report on Form 8-K filed on August 25, 2008)

Exhibit Number	Description of Exhibit

10(b)	Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Current Report on Form 8-K filed on August 25, 2008)

10(c)*	Compensation Arrangement for Non-Executive Chairman of United Rentals, Inc.

10(d)	Consent of United Rentals, Inc. (with form of Final Judgment attached) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Current Report on Form 8-K filed on September 9, 2008)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)*	Section 1350 Certification by Chief Executive Officer

32(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: October 28, 2008	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: October 28, 2008	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer