Form 10-Q
period 2013-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2013-07-16
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-14387
Commission File Number 1-13663
___________________________________
United Rentals, Inc.
United Rentals (North America), Inc.
(Exact Names of Registrants as Specified in Their Charters)
 ___________________________________

Delaware Delaware	06-1522496 86-0933835
(States of Incorporation)	(I.R.S. Employer Identification Nos.)

100 First Stamford Place, Suite 700 Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)
Registrants’ Telephone Number, Including Area Code: (203) 622-3131

Five Greenwich Office Park
Greenwich, Connecticut 06831
(Former name or former address if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of July 12, 2013, there were 93,284,513 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format permitted by such instruction.

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that RSC Holdings Inc. ("RSC") or other companies that we have acquired or may acquire could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•
our highly leveraged capital structure requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

•
a change in the pace of the recovery in our end markets. Our business is cyclical and highly sensitive to North American construction and industrial activities. Although we have recently experienced an upturn in rental activity, there is no certainty this trend will continue. If the pace of the recovery slows or construction activity declines, our revenues and, because many of our costs are fixed, our profitability, may be adversely affected;

•	inability to benefit from government spending, including spending associated with infrastructure projects;

•	restrictive covenants in our debt instruments, which can limit our financial and operational flexibility;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	inability to access the capital that our businesses or growth plans may require;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	incurrence of impairment charges;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	increases in our maintenance and replacement costs and decreases in the residual value of our equipment;

•	inability to sell our new or used fleet in the amounts, or at the prices, we expect;

•	turnover in our management team and inability to attract and retain key personnel;

•	rates we charge and time utilization we achieve being less than anticipated;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental and safety regulations;

•
labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally; and

•	shortfalls in our insurance coverage.

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$133	$106
Accounts receivable, net of allowance for doubtful accounts of $55 at June 30, 2013 and $64 at December 31, 2012	751	793
Inventory	111	68
Prepaid expenses and other assets	113	111
Deferred taxes	255	265
Total current assets	1,363	1,343
Rental equipment, net	5,380	4,966
Property and equipment, net	417	428
Goodwill, net	2,954	2,970
Other intangible assets, net	1,103	1,200
Other long-term assets	109	119
Total assets	$11,326	$11,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$624	$630
Accounts payable	606	286
Accrued expenses and other liabilities	362	435
Total current liabilities	1,592	1,351
Long-term debt	6,732	6,679
Subordinated convertible debentures	—	55
Deferred taxes	1,328	1,302
Other long-term liabilities	65	65
Total liabilities	9,717	9,452
Temporary equity (note 6)	26	31
Common stock—$0.01 par value, 500,000,000 shares authorized, 97,713,029 and 93,454,763 shares issued and outstanding, respectively, at June 30, 2013 and 95,891,809 and 92,984,016 shares issued and outstanding, respectively, at December 31, 2012	1	1
Additional paid-in capital	2,055	1,997
Accumulated deficit	(320)	(424)
Treasury stock at cost—4,258,266 and 2,907,793 shares at June 30, 2013 and December 31, 2012, respectively	(185)	(115)
Accumulated other comprehensive income	32	84
Total stockholders’ equity	1,583	1,543
Total liabilities and stockholders’ equity	$11,326	$11,026
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals	$1,009	$845	$1,925	$1,368
Sales of rental equipment	131	81	254	157
Sales of new equipment	24	22	45	40
Contractor supplies sales	23	23	43	41
Service and other revenues	19	22	39	43
Total revenues	1,206	993	2,306	1,649
Cost of revenues:
Cost of equipment rentals, excluding depreciation	399	350	792	596
Depreciation of rental equipment	208	172	410	287
Cost of rental equipment sales	87	56	170	103
Cost of new equipment sales	19	17	36	32
Cost of contractor supplies sales	16	16	29	28
Cost of service and other revenues	6	8	13	16
Total cost of revenues	735	619	1,450	1,062
Gross profit	471	374	856	587
Selling, general and administrative expenses	152	146	312	248
RSC merger related costs	2	80	8	90
Restructuring charge	5	53	11	53
Non-rental depreciation and amortization	62	49	126	63
Operating income	250	46	399	133
Interest expense, net	118	121	236	189
Interest expense—subordinated convertible debentures	1	1	3	2
Other income, net	—	(12)	(1)	(13)
Income (loss) before provision (benefit) for income taxes	131	(64)	161	(45)
Provision (benefit) for income taxes	48	(12)	57	(6)
Net income (loss)	$83	$(52)	$104	$(39)
Basic earnings (loss) per share	$0.89	$(0.63)	$1.12	$(0.53)
Diluted earnings (loss) per share	$0.78	$(0.63)	$0.98	$(0.53)
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$83	$(52)	$104	$(39)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(32)	(10)	(52)	(1)
Fixed price diesel swaps	—	(2)	—	(1)
Other comprehensive loss	(32)	(12)	(52)	(2)
Comprehensive income (loss)	$51	$(64)	$52	$(41)

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares (1)	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income
Balance at December 31, 2012	93	$1	$1,997	$(424)	3	$(115)	$84
Net income				104
Foreign currency translation adjustments							(52)
Stock compensation expense, net			19
Exercise of common stock options			5
Conversion of subordinated convertible debentures	1		40
4 percent Convertible Senior Notes			8
Shares repurchased and retired			(14)
Repurchase of common stock	(1)				1	(70)
Balance at June 30, 2013	93	$1	$2,055	$(320)	4	$(185)	$32

(1) An aggregate of 30 million net shares were issued during the year ended December 31, 2012. The shares were primarily issued in connection with the acquisition of RSC Holdings Inc. discussed in in note 1 to the condensed consolidated financial statements.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$104	$(39)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	536	350
Amortization of deferred financing costs and original issue discounts	11	12
Gain on sales of rental equipment	(84)	(54)
Gain on sales of non-rental equipment	(2)	(2)
Gain on sale of software subsidiary	1	(10)
Stock compensation expense, net	19	13
RSC merger related costs	8	90
Restructuring charge	11	53
Loss on retirement of subordinated convertible debentures	2	—
Increase (decrease) in deferred taxes	39	(14)
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	34	3
Increase in inventory	(43)	(39)
Decrease (increase) in prepaid expenses and other assets	6	(16)
Increase in accounts payable	323	96
Decrease in accrued expenses and other liabilities	(87)	(101)
Net cash provided by operating activities	878	342
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,025)	(836)
Purchases of non-rental equipment	(41)	(62)
Proceeds from sales of rental equipment	254	157
Proceeds from sales of non-rental equipment	11	12
Purchases of other companies, net of cash acquired	—	(1,175)
Proceeds from sale of software subsidiary	—	10
Net cash used in investing activities	(801)	(1,894)
Cash Flows From Financing Activities:
Proceeds from debt	1,639	4,193
Payments of debt, including subordinated convertible debentures	(1,607)	(2,464)
Proceeds from the exercise of common stock options	5	11
Common stock repurchased	(84)	(115)
Payments of financing costs	—	(67)
Cash received in connection with the 4 percent Convertible Senior Notes and related hedge, net	4	—
Excess tax benefits from share-based payment arrangements, net	—	(1)
Net cash (used in) provided by financing activities	(43)	1,557
Effect of foreign exchange rates	(7)	—
Net increase in cash and cash equivalents	27	5
Cash and cash equivalents at beginning of period	106	36
Cash and cash equivalents at end of period	$133	$41
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$31	$24
Cash paid for interest, including subordinated convertible debentures	229	134
See accompanying notes.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise indicated)
1. Organization, Description of Business and Basis of Presentation
United Rentals, Inc. (“Holdings,” “URI” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities in the United States and Canada. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
On April 30, 2012 (“the acquisition date”), we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings Inc. (“RSC”). The results of RSC's operations have been included in our condensed consolidated financial statements since the acquisition date. RSC was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. Our total revenues for the three and six months ended June 30, 2013 were $1,206 and $2,306, respectively. Pro forma total revenues for the three and six months ended June 30, 2012, comprised of United Rentals and RSC historic revenues, were $1,132 and $2,196, respectively.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.
2. Segment Information
Our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, and the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended June 30, 2013
Equipment rentals	$932	$77	$1,009
Sales of rental equipment	126	5	131
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	17	2	19
Total revenue	1,118	88	1,206
Depreciation and amortization expense	258	12	270
Equipment rentals gross profit	366	36	402
Three Months Ended June 30, 2012
Equipment rentals	$781	$64	$845
Sales of rental equipment	78	3	81
Sales of new equipment	20	2	22
Contractor supplies sales	21	2	23
Service and other revenues	21	1	22
Total revenue	921	72	993
Depreciation and amortization expense	209	12	221
Equipment rentals gross profit	293	30	323
Six Months Ended June 30, 2013
Equipment rentals	$1,786	$139	$1,925
Sales of rental equipment	245	9	254
Sales of new equipment	42	3	45
Contractor supplies sales	39	4	43
Service and other revenues	36	3	39
Total revenue	2,148	158	2,306
Depreciation and amortization expense	510	26	536
Equipment rentals gross profit	661	62	723
Capital expenditures	1,003	63	1,066
Six Months Ended June 30, 2012
Equipment rentals	$1,256	$112	$1,368
Sales of rental equipment	152	5	157
Sales of new equipment	37	3	40
Contractor supplies sales	37	4	41
Service and other revenues	41	2	43
Total revenue	1,523	126	1,649
Depreciation and amortization expense	328	22	350
Equipment rentals gross profit	437	48	485
Capital expenditures	853	45	898

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2013	December 31, 2012
Total reportable segment assets
General rentals	$10,811	$10,545
Trench safety, power and HVAC	515	481
Total assets	$11,326	$11,026

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income (loss) before provision (benefit) for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total equipment rentals gross profit	$402	$323	$723	$485
Gross profit from other lines of business	69	51	133	102
Selling, general and administrative expenses	(152)	(146)	(312)	(248)
RSC merger related costs	(2)	(80)	(8)	(90)
Restructuring charge	(5)	(53)	(11)	(53)
Non-rental depreciation and amortization	(62)	(49)	(126)	(63)
Interest expense, net	(118)	(121)	(236)	(189)
Interest expense- subordinated convertible debentures	(1)	(1)	(3)	(2)
Other income, net	—	12	1	13
Income (loss) before provision (benefit) for income taxes	$131	$(64)	$161	$(45)
3. Restructuring and Asset Impairment Charges
Closed Restructuring Program
Between 2008 and 2011 and in recognition of the very challenging economic environment, we were intensely focused on reducing our operating costs. During this period, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. For the six months ended June 30, 2013, the restructuring charges primarily reflected branch closure charges due to continuing lease obligations at vacant facilities.
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of June 30, 2013, our employee headcount is approximately 11,500 and our branch network has 824 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which we believe is substantially complete as of June 30, 2013.
The table below provides certain information concerning our restructuring charges for the six months ended June 30, 2013:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at
Description	December 31, 2012			June 30, 2013
Closed Restructuring Program
Branch closure charges	$19	$2	$(6)	$15
Severance costs	—	—	—	—
Total	$19	$2	$(6)	$15
RSC Merger Related Restructuring Program
Branch closure charges	$33	$7	$(12)	$28
Severance costs	9	2	(6)	5
Total	$42	$9	$(18)	$33
Total
Branch closure charges	$52	$9	$(18)	$43
Severance costs	9	2	(6)	5
Total	$61	$11	$(24)	$48

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
 Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three and six months ended June 30, 2013, we recorded asset impairment charges of $3 and $4, respectively, in our general rentals segment. During the three and six months ended June 30, 2012, we recorded asset impairment charges of $2 and $3, respectively, in our general rentals segment. The asset impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above.
4. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of June 30, 2013, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks related to our ongoing business operations. During the six months ended June 30, 2013, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At June 30, 2013, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the six months ended June 30, 2013, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At June 30, 2013 and December 31, 2012, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at June 30, 2013 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of June 30, 2013, we had outstanding fixed price swap contracts covering 8.8 million gallons of diesel which will be purchased throughout 2013 and 2014.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of June 30, 2013, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred. During the six months ended June 30, 2013, forward contracts were used to purchase $181 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the six months ended June 30, 2013. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of June 30, 2013 and December 31, 2012, less than $1 was reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012 was as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(8)	*	$(6)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(2)	2	(1)	1
		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(17)	*	$(11)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(4)	4	(1)	1

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.1 million and 1.5 million gallons of diesel covered by the fixed price swaps during the three months ended June 30, 2013 and 2012, respectively, and the use of 4.3 million and 2.7 million gallons of diesel covered by the fixed price swaps during the six months ended June 30, 2013 and 2012, respectively. These amounts are reflected, net of cash received from the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

(4)
Insignificant amounts were reflected in our condensed consolidated statement of cash flows associated with the forward contracts to purchase Canadian dollars, as the cash impact of the losses recognized on the derivatives were offset by the gains recognized on the hedged items.

5. Fair Value Measurements
We account for certain assets and liabilities at fair value. We categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1- Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets.
Level 2- Observable inputs other than quoted prices in active markets for identical assets and liabilities include:

a)	quoted prices for similar assets in active markets;

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

b)	quoted prices for identical or similar assets in inactive markets;

c)	inputs other than quoted prices that are observable for the asset;

d)	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset.
Level 3- Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.
Assets and Liabilities Measured at Fair Value
As of June 30, 2013 and December 31, 2012, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of June 30, 2013 and December 31, 2012, less than $1 was reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of June 30, 2013, we have fixed price swap contracts that mature throughout 2013 and 2014 covering 8.8 million gallons of diesel which we will buy at the average contract price of $3.87 per gallon, while the average forward price for the hedged gallons was $3.81 per gallon as of June 30, 2013.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximate their book values as of June 30, 2013 and December 31, 2012. The estimated fair values of our financial instruments as of June 30, 2013 and December 31, 2012 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Subordinated convertible debentures	$—	$—	$55	$63
Senior and senior subordinated notes	5,385	5,681	5,387	5,881
Level 2:
4 percent Convertible Senior Notes (1)	142	155	137	155
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 7.5 percent.

6. Debt and Subordinated Convertible Debentures
Debt consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2013	December 31, 2012
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$448	$453
$1.9 billion ABL Facility (2)	1,250	1,184
5 3/4 percent Senior Secured Notes	750	750
10 1/4 percent Senior Notes	222	223
9 1/4 percent Senior Notes	494	494
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes	694	695
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes	400	400
Capital leases	131	148
Total URNA and subsidiaries debt	7,214	7,172
Holdings:
4 percent Convertible Senior Notes (3)	142	137
Total debt (4)	7,356	7,309
Less short-term portion (5)	(624)	(630)
Total long-term debt	$6,732	$6,679
 ___________________

(1)
In February 2013, we amended our accounts receivable securitization facility to increase the facility size from $475 to $550. An additional purchaser was also added to the facility, and the facility was not otherwise amended. At June 30, 2013, $12 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.8 percent at June 30, 2013. During the six months ended June 30, 2013, the monthly average amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, was $428, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, during the six months ended June 30, 2013 was $451. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of June 30, 2013, there were $460 of receivables, net of applicable reserves, in the collateral pool.

(2)
In June 2013, our ABL facility was amended to reduce the minimum borrowing period and to increase the number of available loan tranches. At June 30, 2013, $591 was available under our ABL facility, net of $59 of letters of credit. The interest rate applicable to the ABL facility was 2.3 percent at June 30, 2013. During the six months ended June 30, 2013, the monthly average amount outstanding under the ABL facility was $1,055, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the six months ended June 30, 2013 was $1,250.

(3)
The difference between the June 30, 2013 carrying value of the 4 percent Convertible Senior Notes and the $168 principal amount reflects the $26 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at June 30, 2013, an amount equal to the $26 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the second quarter of 2013, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the third quarter of 2013 at a conversion price of $11.11 per share of common stock. Since July 1, 2013 (the beginning of the third quarter), none of the 4 percent Convertible Senior Notes were redeemed, however we have received redemption notices for $12 of the 4 percent Convertible Senior Notes which we expect to be redeemed in July 2013.

(4)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

of the net proceeds of the offering. The QUIPS were non-voting securities, carried a liquidation value of $50 (fifty dollars) per security and were convertible into Holdings’ common stock. During the three and six months ended June 30, 2013, an aggregate of $17 and $55, respectively, of QUIPS were redeemed. As of June 30, 2013, there were no QUIPS outstanding. In connection with these redemptions, during the three and six months ended June 30, 2013, we retired $17 and $55, respectively, principal amounts of our subordinated convertible debentures and recognized losses of $1 and $2, respectively, inclusive of the write-off of capitalized debt issuance costs. These losses are reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of income. As of June 30, 2013, there were no subordinated convertible debentures outstanding. Total debt at December 31, 2012 excludes $55 of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflected the obligation to our subsidiary that issued the QUIPS. As of December 31, 2012, this subsidiary was not consolidated in our financial statements because we were not the primary beneficiary of the Trust. As of June 30, 2013, the Trust was liquidated.

(5)
As of June 30, 2013, our short-term debt primarily reflects $448 of borrowings under our accounts receivable securitization facility and $142 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are redeemable at June 30, 2013.

Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 14.0 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $50.00 or $55.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 10.5 million or 10.9 million shares, respectively.
Loan Covenants and Compliance
As of June 30, 2013, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through June 30, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

7. Legal and Regulatory Matters
In addition to the disclosures provided in note 15 to our consolidated financial statements for the year ended December 31, 2012 filed on Form 10-K on January 23, 2013, we are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
8. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share for the three months ended June 30, 2013 and 2012 excludes the impact of approximately 0.0 million and 13.5 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. Diluted earnings (loss) per share for the six months ended June 30, 2013 and 2012 excludes the impact of approximately 0.6 million and 14.0 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) available to common stockholders	$83	$(52)	104	(39)
Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares	93,895	83,231	93,604	73,181
Effect of dilutive securities:
Employee stock options and warrants	498	—	557	—
Convertible subordinated notes—4 percent	11,946	—	11,908	—
Restricted stock units	376	—	488	—
Denominator for diluted earnings (loss) per share—adjusted weighted-average common shares	106,715	83,231	106,557	73,181
Basic earnings (loss) per share	$0.89	$(0.63)	$1.12	$(0.53)
Diluted earnings (loss) per share	$0.78	$(0.63)	$0.98	$(0.53)

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent, (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (iii) certain indebtedness that is guaranteed by the guarantor subsidiaries. However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the subsidiary guarantor, the sale of all or substantially all of the subsidiary guarantor's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the subsidiary guarantor as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$7	$—	$126	$—	$—	$133
Accounts receivable, net	—	25	—	123	603	—	751
Intercompany receivable (payable)	242	(189)	(42)	(157)	—	146	—
Inventory	—	101	—	10	—	—	111
Prepaid expenses and other assets	—	97	—	16	—	—	113
Deferred taxes	—	253	—	2	—	—	255
Total current assets	242	294	(42)	120	603	146	1,363
Rental equipment, net	—	4,771	—	609	—	—	5,380
Property and equipment, net	48	318	15	36	—	—	417
Investments in subsidiaries	1,480	1,025	923	—	—	(3,428)	—
Goodwill, net	—	2,707	—	247	—	—	2,954
Other intangible assets, net	—	1,011	—	92	—	—	1,103
Other long-term assets	3	106	—	—	—	—	109
Total assets	$1,773	$10,232	$896	$1,104	$603	$(3,282)	$11,326
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$142	$34	$—	$—	$448	$—	$624
Accounts payable	—	537	—	69	—	—	606
Accrued expenses and other liabilities	—	309	30	23	—	—	362
Total current liabilities	142	880	30	92	448	—	1,592
Long-term debt	—	6,582	142	8	—	—	6,732
Subordinated convertible debentures	—	—	—	—	—	—	—
Deferred taxes	22	1,227	—	79	—	—	1,328
Other long-term liabilities	—	63	—	2	—	—	65
Total liabilities	164	8,752	172	181	448	—	9,717
Temporary equity (note 6)	26	—	—	—	—	—	26
Total stockholders’ equity (deficit)	1,583	1,480	724	923	155	(3,282)	1,583
Total liabilities and stockholders’ equity (deficit)	$1,773	$10,232	$896	$1,104	$603	$(3,282)	$11,326

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$20	$—	$86	$—	$—	$106
Accounts receivable, net	—	43	—	146	604	—	793
Intercompany receivable (payable)	168	(108)	(49)	(163)	—	152	—
Inventory	—	60	—	8	—	—	68
Prepaid expenses and other assets	—	87	10	14	—	—	111
Deferred taxes	—	263	—	2	—	—	265
Total current assets	168	365	(39)	93	604	152	1,343
Rental equipment, net	—	4,357	—	609	—	—	4,966
Property and equipment, net	41	333	16	38	—	—	428
Investments in subsidiaries	1,575	1,029	932	—	—	(3,536)	—
Goodwill, net	—	2,710	—	260	—	—	2,970
Other intangible assets, net	—	1,094	—	106	—	—	1,200
Other long-term assets	4	115	—	—	—	—	119
Total assets	$1,788	$10,003	$909	$1,106	$604	$(3,384)	$11,026
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$137	$40	$—	$—	$453	$—	$630
Accounts payable	—	243	—	43	—	—	286
Accrued expenses and other liabilities	1	361	33	40	—	—	435
Total current liabilities	138	644	33	83	453	—	1,351
Long-term debt	—	6,522	150	7	—	—	6,679
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	21	1,199	—	82	—	—	1,302
Other long-term liabilities	—	63	—	2	—	—	65
Total liabilities	214	8,428	183	174	453	—	9,452
Temporary equity (note 6)	31	—	—	—	—	—	31
Total stockholders’ equity (deficit)	1,543	1,575	726	932	151	(3,384)	1,543
Total liabilities and stockholders’ equity (deficit)	$1,788	$10,003	$909	$1,106	$604	$(3,384)	$11,026

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$870	$—	$139	$—	$—	$1,009
Sales of rental equipment	—	116	—	15	—	—	131
Sales of new equipment	—	18	—	6	—	—	24
Contractor supplies sales	—	18	—	5	—	—	23
Service and other revenues	—	16	—	3	—	—	19
Total revenues	—	1,038	—	168	—	—	1,206
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	336	—	63	—	—	399
Depreciation of rental equipment	—	184	—	24	—	—	208
Cost of rental equipment sales	—	78	—	9	—	—	87
Cost of new equipment sales	—	14	—	5	—	—	19
Cost of contractor supplies sales	—	13	—	3	—	—	16
Cost of service and other revenues	—	4	—	2	—	—	6
Total cost of revenues	—	629	—	106	—	—	735
Gross profit	—	409	—	62	—	—	471
Selling, general and administrative expenses	(10)	138	—	23	1	—	152
RSC merger related costs	—	2	—	—	—	—	2
Restructuring charge	—	5	—	—	—	—	5
Non-rental depreciation and amortization	4	53	—	5	—	—	62
Operating income (loss)	6	211	—	34	(1)	—	250
Interest expense (income), net	4	112	2	—	1	(1)	118
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(35)	48	—	6	(19)	—	—
Income (loss) before provision for income taxes	36	51	(2)	28	17	1	131
Provision for income taxes	8	27	—	7	6	—	48
Income (loss) before equity in net earnings (loss) of subsidiaries	28	24	(2)	21	11	1	83
Equity in net earnings (loss) of subsidiaries	55	31	21	—	—	(107)	—
Net income (loss)	83	55	19	21	11	(106)	83
Other comprehensive (loss) income	(32)	(32)	(32)	(25)	—	89	(32)
Comprehensive income (loss)	$51	$23	$(13)	$(4)	$11	$(17)	$51

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV (1)
Revenues:
Equipment rentals	$—	$665	$66	$114	$—	$—	$845
Sales of rental equipment	—	66	6	9	—	—	81
Sales of new equipment	—	13	2	7	—	—	22
Contractor supplies sales	—	16	2	5	—	—	23
Service and other revenues	—	14	3	5	—	—	22
Total revenues	—	774	79	140	—	—	993
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	272	29	49	—	—	350
Depreciation of rental equipment	—	136	13	23	—	—	172
Cost of rental equipment sales	—	47	4	5	—	—	56
Cost of new equipment sales	—	10	2	5	—	—	17
Cost of contractor supplies sales	—	12	1	3	—	—	16
Cost of service and other revenues	—	4	1	3	—	—	8
Total cost of revenues	—	481	50	88	—	—	619
Gross profit	—	293	29	52	—	—	374
Selling, general and administrative expenses	9	104	11	17	5	—	146
RSC merger related costs	—	80	—	—	—	—	80
Restructuring charge	—	52	—	1	—	—	53
Non-rental depreciation and amortization	3	41	1	4	—	—	49
Operating (loss) income	(12)	16	17	30	(5)	—	46
Interest expense (income), net	3	68	32	1	18	(1)	121
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(20)	14	—	4	(10)	—	(12)
Income (loss) before provision (benefit) for income taxes	4	(66)	(15)	25	(13)	1	(64)
Provision (benefit) for income taxes	1	(3)	(11)	6	(5)	—	(12)
Income (loss) before equity in net (loss) earnings of subsidiaries	3	(63)	(4)	19	(8)	1	(52)
Equity in net (loss) earnings of subsidiaries	(55)	8	19	—	—	28	—
Net (loss) income	(52)	(55)	15	19	(8)	29	(52)
Other comprehensive (loss) income	(12)	(12)	(10)	(6)	—	28	(12)
Comprehensive (loss) income	$(64)	$(67)	$5	$13	$(8)	$57	$(64)

(1)	Includes interest expense prior to the April 30, 2012 RSC acquisition date on debt issued in connection with the RSC acquisition discussed in note 1 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,651	$—	$274	$—	$—	$1,925
Sales of rental equipment	—	228	—	26	—	—	254
Sales of new equipment	—	34	—	11	—	—	45
Contractor supplies sales	—	34	—	9	—	—	43
Service and other revenues	—	31	—	8	—	—	39
Total revenues	—	1,978	—	328	—	—	2,306
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	669	—	123	—	—	792
Depreciation of rental equipment	—	362	—	48	—	—	410
Cost of rental equipment sales	—	154	—	16	—	—	170
Cost of new equipment sales	—	27	—	9	—	—	36
Cost of contractor supplies sales	—	23	—	6	—	—	29
Cost of service and other revenues	—	10	—	3	—	—	13
Total cost of revenues	—	1,245	—	205	—	—	1,450
Gross profit	—	733	—	123	—	—	856
Selling, general and administrative expenses	9	256	—	45	2	—	312
RSC merger related costs	—	8	—	—	—	—	8
Restructuring charge	—	11	—	—	—	—	11
Non-rental depreciation and amortization	8	108	—	10	—	—	126
Operating (loss) income	(17)	350	—	68	(2)	—	399
Interest expense (income), net	6	226	3	1	2	(2)	236
Interest expense-subordinated convertible debentures	3	—	—	—	—	—	3
Other (income) expense, net	(65)	93	—	9	(38)	—	(1)
Income (loss) before provision for income taxes	39	31	(3)	58	34	2	161
Provision for income taxes	9	19	—	16	13	—	57
Income (loss) before equity in net earnings (loss) of subsidiaries	30	12	(3)	42	21	2	104
Equity in net earnings (loss) of subsidiaries	74	62	42	—	—	(178)	—
Net income (loss)	104	74	39	42	21	(176)	104
Other comprehensive income (loss)	(52)	(52)	(52)	(40)	—	144	(52)
Comprehensive income (loss)	$52	$22	$(13)	$2	$21	$(32)	$52

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV (1)
Revenues:
Equipment rentals	$—	$915	$249	$204	$—	$—	$1,368
Sales of rental equipment	—	105	32	20	—	—	157
Sales of new equipment	—	21	7	12	—	—	40
Contractor supplies sales	—	24	7	10	—	—	41
Service and other revenues	—	25	8	10	—	—	43
Total revenues	—	1,090	303	256	—	—	1,649
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	387	117	92	—	—	596
Depreciation of rental equipment	—	195	50	42	—	—	287
Cost of rental equipment sales	—	71	20	12	—	—	103
Cost of new equipment sales	—	17	6	9	—	—	32
Cost of contractor supplies sales	—	16	5	7	—	—	28
Cost of service and other revenues	—	10	3	3	—	—	16
Total cost of revenues	—	696	201	165	—	—	1,062
Gross profit	—	394	102	91	—	—	587
Selling, general and administrative expenses	19	138	47	34	10	—	248
RSC merger related costs	—	90	—	—	—	—	90
Restructuring charge	—	52	—	1	—	—	53
Non-rental depreciation and amortization	7	45	5	6	—	—	63
Operating (loss) income	(26)	69	50	50	(10)	—	133
Interest expense (income), net	6	119	33	2	31	(2)	189
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(38)	30	9	7	(21)	—	(13)
Income (loss) before provision (benefit) for income taxes	4	(80)	8	41	(20)	2	(45)
Provision (benefit) for income taxes	1	(25)	17	9	(8)	—	(6)
Income (loss) before equity in net (loss) earnings of subsidiaries	3	(55)	(9)	32	(12)	2	(39)
Equity in net (loss) earnings of subsidiaries	(42)	13	33	—	—	(4)	—
Net (loss) income	(39)	(42)	24	32	(12)	(2)	(39)
Other comprehensive (loss) income	(2)	(2)	(1)	(1)	—	4	(2)
Comprehensive (loss) income	$(41)	$(44)	$23	$31	$(12)	$2	$(41)

(1)	Includes interest expense prior to the April 30, 2012 RSC acquisition date on debt issued in connection with the RSC acquisition discussed in note 1 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$17	$719	$(2)	$122	$22	$—	$878
Net cash used in investing activities	(17)	(710)	—	(74)	—	—	(801)
Net cash (used in) provided by financing activities	—	(22)	2	(1)	(22)	—	(43)
Effect of foreign exchange rates	—	—	—	(7)	—	—	(7)
Net (decrease) increase in cash and cash equivalents	—	(13)	—	40	—	—	27
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$7	$—	$126	$—	$—	$133
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$7	$359	$150	$62	$(236)	$—	$342
Net cash used in investing activities	(7)	(1,675)	(152)	(60)	—	—	(1,894)
Net cash provided by (used in) financing activities	—	1,324	2	(5)	236	—	1,557
Net increase (decrease) in cash and cash equivalents	—	8	—	(3)	—	—	5
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$14	$—	$27	$—	$—	$41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 824 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $7.7 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer over 3,200 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 83 percent of total revenues for the six months ended June 30, 2013.
For the past several years, we have focused on optimizing the profitability of our core rental business through revenue growth and margin expansion. To achieve this objective, we have developed a strategy focused on customer service differentiation, customer segmentation, rate management, fleet management and disciplined cost control. This strategy calls for a superior standard of service to customers, often provided through a single point of contact; an increasing proportion of revenues derived from larger accounts; a targeted presence in industrial and specialty markets; and the profitable deployment of our rental assets for optimal return on investment.
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest (“the acquisition”) of RSC Holdings Inc. (“RSC”). The results of RSC's operations have been included in our condensed consolidated financial statements since that date. RSC, which had total revenues of $1.5 billion in 2011, was one of the largest equipment rental providers in North America, and as of December 31, 2011 had a network of 440 rental locations in 43 U.S. states and three Canadian provinces. The acquisition has created a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and we believe that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities going forward. Since the acquisition date, significant amounts of fleet have been moved between United Rentals locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. Our total revenues for the three and six months ended June 30, 2013 were $1,206 and $2,306, respectively. Pro forma total revenues for the three and six months ended June 30, 2012, comprised of United Rentals and RSC historic revenues, were $1,132 and $2,196, respectively. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the 43.0 percent increase in the volume of OEC on rent for the six months ended June 30, 2013 compared to the same period last year.
During the six months ended June 30, 2013, year over year, our rental rates increased 4.8 percent and the volume of OEC on rent increased 43.0 percent, which we believe reflects, in addition to the impact of the RSC acquisition, modest improvements in our operating environment and a secular shift from ownership to the rental of construction-related equipment. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in a recovery. Rental rate calculations are only available on a pro forma basis (that is, including the results of operations of RSC for the three and six months ended June 30, 2012).
Financial Overview
Net income (loss). Net income (loss) and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$83	$(52)	$104	$(39)
Diluted earnings (loss) per share	$0.78	$(0.63)	$0.98	$(0.53)

Net income (loss) and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net loss (after-tax)	Impact on diluted loss per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net loss (after-tax)	Impact on diluted loss per share
RSC merger related costs (1)	$(1)	$(0.01)	$(49)	$(0.60)	$(5)	$(0.05)	$(55)	$(0.76)
RSC merger related intangible asset amortization (2)	(25)	(0.24)	(18)	(0.21)	(51)	(0.49)	(18)	(0.24)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	2	0.01	2	0.02	3	0.03	2	0.02
Impact of the fair value mark-up of acquired RSC fleet (4)	(8)	(0.07)	(4)	(0.05)	(16)	(0.15)	(4)	(0.05)
Pre-close RSC merger related interest expense (5)	—	—	(10)	(0.12)	—	—	(18)	(0.25)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (6)	1	0.01	1	0.01	2	0.02	1	0.01
Restructuring charge (7)	(2)	(0.03)	(33)	(0.39)	(6)	(0.06)	(33)	(0.44)
Asset impairment charge (8)	(1)	(0.01)	(2)	(0.02)	(2)	(0.02)	(2)	(0.02)
Loss on repurchase/redemption of debt securities and retirement of subordinated convertible debentures	—	—	—	—	(1)	(0.01)	—	—
Gain on sale of software subsidiary (9)	—	—	6	0.07	—	—	6	0.08

(1)	This reflects transaction costs associated with the acquisition of RSC.

(2)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)
In March 2012, we issued $2,825 of debt in connection with the RSC acquisition. The pre-close RSC merger related interest expense reflects the interest expense recorded on this debt prior to the acquisition date.

(6)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(7)	As discussed below (see “Restructuring charges”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(8)	This charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with the RSC acquisition.

(9)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.
In addition to the matters discussed above, our 2013 performance reflects increased gross profit from equipment rentals and sales of rental equipment. Additionally, during the three and six months ended June 30, 2013, we recognized a $2 benefit in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves as compared to the benefit of $9 recognized during the three and six months ended June 30, 2012. The three and six months ended June 30, 2012 also included a deferred tax charge of $8 related to the RSC acquisition, after which, and with consideration to other tax items, the effective tax rates were 18.8 percent and 13.3 percent for the three and six months ended June 30, 2012, respectively.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income (loss), provision (benefit) for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the RSC merger related costs, restructuring charge, stock compensation expense, net, the impact of the fair value mark-up of the acquired RSC fleet and the gain on sale of software subsidiary. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$83	$(52)	$104	$(39)
Provision (benefit) for income taxes	48	(12)	57	(6)
Interest expense, net	118	121	236	189
Interest expense – subordinated convertible debentures	1	1	3	2
Depreciation of rental equipment	208	172	410	287
Non-rental depreciation and amortization	62	49	126	63
EBITDA	$520	$279	$936	$496
RSC merger related costs (1)	2	80	8	90
Restructuring charge (2)	5	53	11	53
Stock compensation expense, net (3)	10	9	19	13
Impact of the fair value mark-up of acquired RSC fleet (4)	11	7	25	7
Gain on sale of software subsidiary (5)	1	(10)	1	(10)
Adjusted EBITDA	$549	$418	$1,000	$649

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$878	$342
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(11)	(12)
Gain on sales of rental equipment	84	54
Gain on sales of non-rental equipment	2	2
Gain on sale of software subsidiary (5)	(1)	10
RSC merger related costs (1)	(8)	(90)
Restructuring charge (2)	(11)	(53)
Stock compensation expense, net (3)	(19)	(13)
Loss on retirement of subordinated convertible debentures	(2)	—
Changes in assets and liabilities	(236)	98
Cash paid for interest, including subordinated convertible debentures	229	134
Cash paid for income taxes, net	31	24
EBITDA	$936	$496
Add back:
RSC merger related costs (1)	8	90
Restructuring charge (2)	11	53
Stock compensation expense, net (3)	19	13
Impact of the fair value mark-up of acquired RSC fleet (4)	25	7
Gain on sale of software subsidiary (5)	1	(10)
Adjusted EBITDA	$1,000	$649
 ___________________

(1)	This reflects transaction costs associated with the RSC acquisition discussed above.

(2)	As discussed below (see “Restructuring charges”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.
For the three months ended June 30, 2013, EBITDA increased $241, or 86.4 percent, and adjusted EBITDA increased $131, or 31.3 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, and reduced RSC merger related costs and restructuring charges, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment. For the three months ended June 30, 2013, EBITDA margin increased 15.0 percentage points to 43.1 percent, and adjusted EBITDA margin increased 3.4 percentage points to 45.5 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals, improved selling, general and administrative leverage and decreased RSC merger related costs and restructuring charges. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage.
For the six months ended June 30, 2013, EBITDA increased $440, or 88.7 percent, and adjusted EBITDA increased $351, or 54.1 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, and reduced RSC merger related costs and restructuring charges, partially offset by increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the six months ended June 30, 2013, EBITDA margin increased 10.5 percentage points to 40.6 percent, and adjusted EBITDA margin increased 4.0 percentage points to 43.4 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals, improved selling, general and administrative leverage and decreased RSC merger related costs and restructuring charges. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage.

Results of Operations
As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, and the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench safety, power and HVAC segment operates throughout the United States and in Canada.
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended June 30, 2013, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 27 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the six months ended June 30, 2013, the aggregate general rentals' equipment rentals gross margin increased 2.2 percentage points to 37.0 percent, primarily reflecting increased rental rates, a 0.9 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 42.2 percent, (i) delivery costs increased 21.9 percent due primarily to higher rental volume, (ii) compensation costs increased 33.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 27.1 percent due primarily to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended June 30, 2013, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 28.0 percent for the five year period ended June 30, 2013 was 21 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the six months ended June 30, 2013, the Southeast region's equipment rentals gross margin increased 6.3 percentage points to 37.2 percent, primarily reflecting a 6.2 percent rental rate increase and a 4.0 percentage point increase in time utilization, and equipment rentals revenue increased 44.5 percent, including the impact of the RSC acquisition. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended June 30, 2013, the general rentals' region with the highest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 43.4 percent for the five year period ended June 30, 2013 was 27 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was more than the other general rentals' regions during this period as the region benefited from strong demand for natural resources which have been more resistant to the economic pressures experienced in other regions. For the six months ended June 30, 2013, the Western Canada region's equipment rentals gross margin increased 0.2 percentage points to 44.3 percent, and equipment rentals revenue increased 57.6 percent, including the impact of the RSC acquisition.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended June 30, 2013, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on cost cutting, improved processes and fleet sharing. Additionally, the margins for the five year period ended June 30, 2013 include the significant impact of the economic downturn in 2009 that impacted all our regions. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended June 30, 2013
Equipment rentals	$932	$77	$1,009
Sales of rental equipment	126	5	131
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	17	2	19
Total revenue	$1,118	$88	$1,206
Three Months Ended June 30, 2012
Equipment rentals	$781	$64	$845
Sales of rental equipment	78	3	81
Sales of new equipment	20	2	22
Contractor supplies sales	21	2	23
Service and other revenues	21	1	22
Total revenue	$921	$72	$993
Six Months Ended June 30, 2013
Equipment rentals	$1,786	$139	$1,925
Sales of rental equipment	245	9	254
Sales of new equipment	42	3	45
Contractor supplies sales	39	4	43
Service and other revenues	36	3	39
Total revenue	$2,148	$158	$2,306
Six Months Ended June 30, 2012
Equipment rentals	$1,256	$112	$1,368
Sales of rental equipment	152	5	157
Sales of new equipment	37	3	40
Contractor supplies sales	37	4	41
Service and other revenues	41	2	43
Total revenue	$1,523	$126	$1,649

Equipment rentals. For the three months ended June 30, 2013, equipment rentals of $1,009 increased $164, or 19.4 percent, as compared to the same period in 2012, primarily reflecting a 20.9 percent increase in the volume of OEC on rent and a 4.2 percent rental rate increase, partially offset by changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2013, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our condensed consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Equipment rentals represented 84 percent of total revenues for the three months ended June 30, 2013. On a segment basis, equipment rentals represented 83 percent and 88 percent of total revenues for the three months ended June 30, 2013 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $151, or 19.3 percent, primarily reflecting a 21.0 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $13, or 20.3 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC average OEC for the three months ended June 30, 2013 increased 21 percent as compared to the same period in 2012. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2013 and 2012.

For the six months ended June 30, 2013, equipment rentals of $1,925 increased $557, or 40.7 percent, as compared to the same period in 2012, primarily reflecting a 43.0 percent increase in the volume of OEC on rent and a 4.8 percent rental rate increase, partially offset by changes in rental mix. In 2013, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our condensed consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Equipment rentals represented 83 percent of total revenues for the six months ended June 30, 2013. On a segment basis, equipment rentals represented 83 percent and 88 percent of total revenues for the six months ended June 30, 2013 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $530, or 42.2 percent, primarily reflecting a 43.6 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $27, or 24.1 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC average OEC for the six months ended June 30, 2013 increased 23 percent as compared to the same period in 2012. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2013 and 2012.

We believe that the rate and volume improvements for the three and six months ended June 30, 2013 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, the results of RSC's operations have been included in our condensed consolidated financial statements since the April 30, 2012 acquisition date. The RSC acquisition contributed significantly to the volume improvements for the three and six months ended June 30, 2013.
Sales of rental equipment. For the six months ended June 30, 2013, sales of rental equipment represented approximately 11 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2013, sales of rental equipment increased 61.7 percent and 61.8 percent, respectively, as compared to the same periods in 2012, primarily reflecting increased volume, including the impact of the RSC acquisition, and improved pricing in a stronger retail market.
Sales of new equipment. For the six months ended June 30, 2013, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2013, sales of new equipment increased 9.1 percent and 12.5 percent, respectively, as compared to the same periods in 2012, primarily reflecting increased volume, including the impact of the RSC acquisition, improved pricing and changes in mix.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2013, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and six months ended June 30, 2013 didn't change significantly from the same periods in 2012.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the six months ended June 30, 2013, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2013, service and other revenues decreased 13.6 percent and 9.3 percent, respectively, as compared to the same periods in 2012, primarily due to the sale in 2012 of a subsidiary that developed and marketed software.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended June 30, 2013
Equipment Rentals Gross Profit	$366	$36	$402
Equipment Rentals Gross Margin	39.3%	46.8%	39.8%
Three Months Ended June 30, 2012
Equipment Rentals Gross Profit	$293	$30	$323
Equipment Rentals Gross Margin	37.5%	46.9%	38.2%
Six Months Ended June 30, 2013
Equipment Rentals Gross Profit	$661	$62	$723
Equipment Rentals Gross Margin	37.0%	44.6%	37.6%
Six Months Ended June 30, 2012
Equipment Rentals Gross Profit	$437	$48	$485
Equipment Rentals Gross Margin	34.8%	42.9%	35.5%

General rentals. For the three months ended June 30, 2013, equipment rentals gross profit increased by $73 and equipment rentals gross margin increased by 1.8 percentage points from 2012, primarily reflecting increased rental rates, a 1.0 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 19.3 percent, (i) compensation costs increased 12.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (ii) building and property costs increased 6.6 percent due primarily to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition in April 2012. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended June 30, 2013 and 2012, time utilization was 68.7 percent and 67.7 percent, respectively.

For the six months ended June 30, 2013, equipment rentals gross profit increased by $224 and equipment rentals gross margin increased by 2.2 percentage points from 2012, primarily reflecting increased rental rates, a 0.9 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 42.2 percent, (i) delivery costs increased 21.9 percent due primarily to higher rental volume, (ii) compensation costs increased 33.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 27.1 percent due primarily to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition in April 2012. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the six months ended June 30, 2013 and 2012, time utilization was 66.8 percent and 65.9 percent, respectively.

Trench safety, power and HVAC. For the three months ended June 30, 2013, equipment rentals gross profit increased by $6 and equipment rentals gross margin decreased by 0.1 percentage points from 2012, primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates. Equipment rentals revenue increased 20.3 percent, and average OEC increased 21 percent, as compared to the same period in 2012.
For the six months ended June 30, 2013, equipment rentals gross profit increased by $14 and equipment rentals gross margin increased by 1.7 percentage points from 2012, primarily reflecting increased rental rates and cost improvements. As compared to the equipment rentals revenue increase of 24.1 percent, (i) depreciation increased 17.6 percent due to increased OEC and (ii) compensation costs increased 18.6 percent due primarily to increased headcount associated with higher rental volume.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total gross margin	39.1%	37.7%	37.1%	35.6%
Equipment rentals	39.8%	38.2%	37.6%	35.5%
Sales of rental equipment	33.6%	30.9%	33.1%	34.4%
Sales of new equipment	20.8%	22.7%	20.0%	20.0%
Contractor supplies sales	30.4%	30.4%	32.6%	31.7%
Service and other revenues	68.4%	63.6%	66.7%	62.8%

For the three months ended June 30, 2013, total gross margin increased 1.4 percentage points as compared to the same period in 2012, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 1.6 percentage points, primarily reflecting a 4.2 percent rental rate increase, a 0.8 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 19.4 percent, (i) compensation costs increased 12.5 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (ii) building and property costs increased 8.0 percent primarily due to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition in April 2012. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended June 30, 2013 and 2012, time utilization was 67.9 percent and 67.1 percent, respectively. The 67.9 percent time utilization for the three months ended June 30, 2013 is a second quarter record for the Company. Gross margin from sales of rental equipment increased 2.7 percentage points primarily due to improvements in pricing and channel mix. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

For the six months ended June 30, 2013, total gross margin increased 1.5 percentage points as compared to the same period in 2012, primarily reflecting increased gross margins from equipment rentals. Equipment rentals gross margin increased 2.1 percentage points, primarily reflecting a 4.8 percent rental rate increase, a 0.9 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 40.7 percent, (i) delivery costs increased 21.8 percent due primarily to higher rental volume, (ii) compensation costs increased 32.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 27.3 percent primarily due to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition in April 2012. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the six months ended June 30, 2013 and 2012, time utilization was 66.1 percent and 65.2 percent, respectively.
Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total SG&A expenses	$152	$146	$312	$248
SG&A as a percentage of revenue	12.6%	14.7%	13.5%	15.0%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2013, SG&A expense of $152 increased $6 as compared to 2012. The increase in SG&A primarily reflects increased compensation costs associated with higher revenues, improved profitability and increased headcount following the RSC acquisition, and increased travel and entertainment and office expenses following the RSC acquisition, partially offset by a reduction in bad debt expense due to improved receivable aging. As a percentage of revenue, SG&A decreased 2.1 percentage points year over year.

For the six months ended June 30, 2013, SG&A expense of $312 increased $64 as compared to 2012. The increase in SG&A primarily reflects increased compensation costs associated with higher revenues, improved profitability and increased headcount following the RSC acquisition, and increased travel and entertainment and office expenses following the RSC acquisition, partially offset by a reduction in bad debt expense due to improved receivable aging. As a percentage of revenue, SG&A decreased 1.5 percentage points year over year.
RSC merger related costs for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RSC merger related costs	$2	$80	$8	$90
As discussed above, in the second quarter of 2012, we completed the acquisition of RSC. The acquisition-related costs primarily relate to financial and legal advisory fees, and branding costs.
Restructuring charges for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restructuring charge	$5	$53	$11	$53
The restructuring charges for the three and six months ended June 30, 2013 and 2012 primarily reflect severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring, which we believe is substantially complete as of June 30, 2013.
Non-rental depreciation and amortization for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Non-rental depreciation and amortization	$62	$49	$126	$63

Non-rental depreciation and amortization for the three and six months ended June 30, 2013 increased $13, or 27 percent, and $63, or 100 percent, respectively, as compared to 2012, primarily due to the April 2012 acquisition of RSC discussed above.
Interest expense, net for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense, net	$118	$121	$236	$189

Interest expense, net for the three months ended June 30, 2013 decreased $3, or 2 percent, as compared to 2012. Interest expense, net for the six months ended June 30, 2013 increased $47, or 25 percent, as compared to 2012. In March 2012, we issued $2,825 of debt ("the merger financing notes") in connection with the RSC acquisition. Upon completion of the RSC acquisition, we also assumed RSC's debt that remained after repayment of certain of RSC's senior debt. Interest expense, net for the three and six months ended June 30, 2012 includes $16 and $29, respectively, of interest recorded on the merger financing notes prior to the closing of the acquisition. Excluding the impact of the interest recorded on the merger financing notes prior to the closing of the acquisition, interest expense, net for the three and six months ended June 30, 2013 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2012.
Income taxes. The following table summarizes our provision (benefit) for income taxes and the related effective tax rates for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) before provision (benefit) for income taxes	$131	$(64)	$161	$(45)
Provision (benefit) for income taxes	48	(12)	57	(6)
Effective tax rate	36.6%	18.8%	35.4%	13.3%

The differences between the 2013 and 2012 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges. Additionally, the three and six months ended June 30, 2012 included a deferred tax charge of $8 related to the RSC acquisition.
Balance sheet. Inventory increased by $43, or 63.2 percent, from December 31, 2012 to June 30, 2013 primarily due to increased equipment inventory due to significant capital expenditures in the quarter. We expect to transfer most of the increased inventory to our rental fleet during the remainder of 2013. Accounts payable increased by $320, or 111.9 percent, from December 31, 2012 to June 30, 2013 primarily due to increased capital expenditures and a seasonal increase in business activity. Accrued expenses and other liabilities decreased by $73, or 16.8 percent, from December 31, 2012 to June 30, 2013 primarily due to payments made for taxes, bonuses, National Account rebates, branch closures and severance. Subordinated convertible debentures decreased by $55, or 100.0 percent, from December 31, 2012 to June 30, 2013 due to the retirement of $55 principal amount of subordinated convertible debentures discussed in note 6 to our condensed consolidated financial statements.
Liquidity and Capital Resources
Liquidity and Capital Markets Activity. We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.
As discussed in note 6 to our condensed consolidated financial statements, in February 2013, we amended our accounts receivable securitization facility and the size of the facility was increased to $550, and in June 2013, our ABL facility was amended to reduce the minimum borrowing period and to increase the number of available loan tranches. Additionally, as discussed in note 6 to our condensed consolidated financial statements, during the six months ended June 30, 2013, we retired $55 principal amount of our subordinated convertible debentures, after which there were no outstanding subordinated convertible debentures.
As previously announced, in connection with the RSC acquisition, our Board authorized a stock buyback of up to $200 of Holdings' common stock. As of July 12, 2013, we have repurchased $194 of Holdings' common stock and our intent is to complete the stock buyback within 18 months after the April 30, 2012 closing of the RSC acquisition.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2013, we had (i) $591 of borrowing capacity, net of $59 of letters of credit, available under the ABL facility, (ii) $12 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $133. Cash equivalents at June 30, 2013 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of June 30, 2013, $1,250 and $448 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at June 30, 2013 were 2.3 percent and 0.8 percent, respectively. During the six months ended June 30, 2013, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, were $1,055 and $428, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, during the six months ended June 30, 2013 were $1,250 and $451, respectively. The maximum amount outstanding under the ABL facility exceeded the average amount outstanding during the six months ended June 30, 2013 primarily due to borrowings related to purchases of rental equipment and payment of other expenses.
We expect that our principal needs for cash relating to our operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, and (v) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 12, 2013 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Positive
Standard & Poor’s	B+	Positive
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $771 and $679 during the six months ended June 30, 2013 and 2012, respectively. For the full year 2013, we expect net rental capital expenditures of approximately $1.05 billion, after gross purchases of approximately $1.5 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of June 30, 2013, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through June 30, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
As of June 30, 2013, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.
Sources and Uses of Cash. During the six months ended June 30, 2013, we (i) generated cash from operating activities of $878, (ii) generated cash from the sale of rental and non-rental equipment of $265 and (iii) received cash from debt proceeds, net of payments, of $32. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,066 and (ii) purchase shares of our common stock for $84. During the six months ended June 30, 2012, we (i) generated cash from operating activities of $342, (ii) generated cash from the sale of rental and non-rental equipment of $169 and (iii) received cash from debt proceeds, net of payments, of $1,729, including $2,825 of proceeds from debt issuances associated with the RSC acquisition, a portion of which was used to repay certain of RSC's senior debt. We used cash during this period principally to (i) purchase rental and non-rental equipment of $898, (ii) purchase other companies for $1,175, (iii) purchase shares of our common stock for $115 and (iv) pay financing costs of $67.
Free Cash Flow GAAP Reconciliation. We define “free cash flow (usage)” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow (usage) is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow (usage) should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow (usage).

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$878	$342
Purchases of rental equipment	(1,025)	(836)
Purchases of non-rental equipment	(41)	(62)
Proceeds from sales of rental equipment	254	157
Proceeds from sales of non-rental equipment	11	12
Excess tax benefits from share-based payment arrangements, net	—	(1)
Free cash flow (usage)	$77	$(388)

Free cash flow for the six months ended June 30, 2013 was $77, an increase of $465 as compared to free cash usage of $388 for the six months ended June 30, 2012. Free cash flow increased primarily due to increased net cash provided by operating activities and increased proceeds from sales of rental equipment, partially offset by increased purchases of rental equipment. Free cash flow for the six months ended June 30, 2013 and 2012 includes the impact of the RSC merger costs discussed above.
Relationship between Holdings and URNA. Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, URNA, and subsidiaries of URNA. Holdings licenses its tradename and other intangibles and provides certain services to URNA in connection with its operations. These services principally include: (i) senior management services; (ii) finance and tax-related services and support; (iii) information technology systems and support; (iv) acquisition-related services; (v) legal services; and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URNA and its subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt, (ii) foreign currency exchange rate risk associated with our Canadian operations and (iii) equity price risk associated with our convertible debt.
Interest Rate Risk. As of June 30, 2013, we had an aggregate of $1,698 of indebtedness that bears interest at variable rates, comprised of $1,250 of borrowings under the ABL facility and $448 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on June 30, 2013 were 2.3 percent for the ABL facility and 0.8 percent for the accounts receivable securitization facility. As of June 30, 2013, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $10 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2013, we had an aggregate of $5.7 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2013 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2012 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $10. We do not engage in purchasing forward exchange contracts for speculative purposes.
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 14.0 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $50.00 or $55.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 10.5 million or 10.9 million shares, respectively. Based on the price of our common stock during the second quarter of 2013, holders of the 4 percent Convertible Notes have the right to redeem the notes during the third quarter of 2013 at a conversion price of $11.11 per share of common stock. Since July 1, 2013 (the beginning of the third quarter), none of the 4 percent Convertible Senior Notes were redeemed, however we have received redemption notices for $12 of the 4 percent Convertible Notes which we expect to be redeemed in July 2013.
If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $754, assuming a conversion price of $49.91 (the closing price of our common stock on June 30, 2013) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $586 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the June 30, 2013 closing stock price, approximately 12 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $586 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our June 30, 2013 closing stock price, we estimate that we would receive approximately $50 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $14.41.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 15 to our consolidated financial statements for the year ended December 31, 2012 filed on Form 10-K on January 23, 2013.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2012 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2013 to April 30, 2013	410,630	(1)	$51.41	408,100	—
May 1, 2013 to May 31, 2013	249,904	(1)	$54.04	226,700	—
June 1, 2013 to June 30, 2013	370,245	(1)	$50.86	369,073	—
Total	1,030,779		$51.85	1,003,873	$15,173,565

(1)
In April 2013, May 2013 and June 2013, 2,530, 23,204 and 1,172 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
In December 2011, in connection with the RSC acquisition, our Board announced its intention to authorize a stock buyback of up to $200 million of Holdings' common stock, which we intend to complete within 18 months after the April 30, 2012 closing of the RSC acquisition. Our Board announced its authorization of the stock buyback in April 2012.

Item 5.	Other Information
Audited Financial Statements of RSC
As discussed in note 1 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q, on April 30, 2012, the Company completed its merger with RSC Holdings Inc. (“RSC”). Because of the significance of the transaction, the Company and United Rentals (North America) continue to incorporate the financial statements of RSC in registration statements, prospectuses and prospectus supplements filed with the Securities and Exchange Commission (the “SEC”).
On April 11, 2013, the United States Department of Justice charged Scott London, a former partner with KPMG LLP (“KPMG”), with conspiracy to commit securities fraud through insider trading. On July 1, 2013, Mr. London pled guilty to securities fraud and admitted, among other things, that he passed information regarding the Company's merger with RSC to a friend before the transaction was publicly announced. Prior to the merger with the Company, RSC was a KPMG audit client. As a result of Mr. London's role as the partner-in-charge of the audit practice in the KPMG LLP business unit responsible for the RSC audit and his alleged involvement in insider trading in RSC securities, KPMG deemed that Mr. London's actions violated the SEC's auditor independence rules with respect to RSC for the year ended December 31, 2011.
Following its discovery of the allegations of Mr. London's activities, KPMG conducted an investigation of Mr. London's involvement with the RSC audit. Based on the results of that investigation, KPMG has concluded that Mr. London had no involvement with the RSC audit engagement team, RSC management or the RSC audit committee relative to the execution of audit and interim review services to RSC. KPMG has concluded that Mr. London's alleged conduct did not impact KPMG's application of objective and impartial judgment on all issues encompassed within its 2011 RSC audit. As a result, KPMG has determined that KPMG's audit of RSC's 2011 financial statements should continue to be deemed reliable and that Mr. London's alleged conduct will not impact KPMG's ability to consent to the use of its 2011 RSC audit report.
KPMG has communicated the results of its investigation to the Company. The Company has assessed the scope, processes and resources KPMG used in conducting that investigation and is satisfied that they constitute a reasonable evaluation of the potential impact of Mr. London's alleged actions on the relevant audit. Based upon discussions with KPMG, the Company's assessment of KPMG's investigation and the Company's review of the financial statements in question, including discussions with members of the Company's board of directors who previously served as members of the RSC Audit Committee, the Company agrees that Mr. London's alleged conduct did not affect KPMG's objectivity and application of impartial judgment in its audit of RSC's 2011 financial statements and believes that RSCs' 2011 financial statements are reliable. Therefore, the Company will continue to incorporate the financial statements of RSC in registration statements, prospectuses and prospectus supplements filed with SEC.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on December 23, 2010)

3(c)*	Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012

3(d)*	By-laws of United Rentals (North America), Inc. dated May 8, 2013

10(a)*
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 28, 2013, to that certain Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, the financial institutions party thereto from time to time (the “Lenders”), Bank of America N.A., as agent for the Lenders, and the other parties thereto

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101***
The following materials from the Quarterly Report on Form 10-Q for the Company and URNA, for the quarter ended June 30, 2013, filed on July 16, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Submitted pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	July 15, 2013	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 15, 2013	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer