Form 10-Q
period 2013-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2013-10-16
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of October 14, 2013, there were 93,234,360 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	4

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	5

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	6

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2013 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6	Exhibits	43

	Signatures	44

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

•
a change in the pace of the recovery in our end markets; our business is cyclical and highly sensitive to North American construction and industrial activities; although we have recently experienced an upturn in rental activity, there is no certainty this trend will continue; if the pace of the recovery slows or construction activity declines, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

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

•	shortfalls in our insurance coverage; and

•	inability to complete stock repurchases in the time frame and/or on the terms anticipated.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$125	$106
Accounts receivable, net of allowance for doubtful accounts of $53 at September 30, 2013 and $64 at December 31, 2012	807	793
Inventory	91	68
Prepaid expenses and other assets	129	111
Deferred taxes	262	265
Total current assets	1,414	1,343
Rental equipment, net	5,599	4,966
Property and equipment, net	420	428
Goodwill, net	2,961	2,970
Other intangible assets, net	1,064	1,200
Other long-term assets	105	119
Total assets	$11,563	$11,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$630	$630
Accounts payable	366	286
Accrued expenses and other liabilities	422	435
Total current liabilities	1,418	1,351
Long-term debt	6,952	6,679
Subordinated convertible debentures	—	55
Deferred taxes	1,395	1,302
Other long-term liabilities	69	65
Total liabilities	9,834	9,452
Temporary equity (note 6)	22	31
Common stock—$0.01 par value, 500,000,000 shares authorized, 97,783,061 and 93,231,395 shares issued and outstanding, respectively, at September 30, 2013 and 95,891,809 and 92,984,016 shares issued and outstanding, respectively, at December 31, 2012	1	1
Additional paid-in capital	2,030	1,997
Accumulated deficit	(177)	(424)
Treasury stock at cost—4,551,666 and 2,907,793 shares at September 30, 2013 and December 31, 2012, respectively	(200)	(115)
Accumulated other comprehensive income	53	84
Total stockholders’ equity	1,707	1,543
Total liabilities and stockholders’ equity	$11,563	$11,026
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals	$1,138	$1,051	$3,063	$2,419
Sales of rental equipment	102	101	356	258
Sales of new equipment	29	24	74	64
Contractor supplies sales	23	23	66	64
Service and other revenues	19	20	58	63
Total revenues	1,311	1,219	3,617	2,868
Cost of revenues:
Cost of equipment rentals, excluding depreciation	422	395	1,214	991
Depreciation of rental equipment	219	204	629	491
Cost of rental equipment sales	62	72	232	175
Cost of new equipment sales	23	19	59	51
Cost of contractor supplies sales	15	17	44	45
Cost of service and other revenues	6	7	19	23
Total cost of revenues	747	714	2,197	1,776
Gross profit	564	505	1,420	1,092
Selling, general and administrative expenses	167	164	479	412
RSC merger related costs	—	8	8	98
Restructuring charge	1	40	12	93
Non-rental depreciation and amortization	59	71	185	134
Operating income	337	222	736	355
Interest expense, net	121	127	357	316
Interest expense—subordinated convertible debentures	—	1	3	3
Other income, net	(2)	—	(3)	(13)
Income before provision for income taxes	218	94	379	49
Provision for income taxes	75	21	132	15
Net income	$143	$73	$247	$34
Basic earnings per share	$1.53	$0.78	$2.65	$0.42
Diluted earnings per share	$1.35	$0.70	$2.33	$0.37
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$143	$73	$247	$34
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21	19	(31)	18
Fixed price diesel swaps	—	2	—	1
Other comprehensive income (loss)	21	21	(31)	19
Comprehensive income	$164	$94	$216	$53

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares (1)	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income
Balance at December 31, 2012	93	$1	$1,997	$(424)	3	$(115)	$84
Net income				247
Foreign currency translation adjustments							(31)
Stock compensation expense, net			34
Exercise of common stock options	1		5
Conversion of subordinated convertible debentures	1		40
4 percent Convertible Senior Notes			(32)
Shares repurchased and retired			(14)
Repurchase of common stock	(2)				2	(85)
Balance at September 30, 2013	93	$1	$2,030	$(177)	5	$(200)	$53

(1) An aggregate of 30 million net shares were issued during the year ended December 31, 2012. The shares were primarily issued in connection with the acquisition of RSC Holdings Inc. discussed in note 1 to the condensed consolidated financial statements.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$247	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	814	625
Amortization of deferred financing costs and original issue discounts	16	17
Gain on sales of rental equipment	(124)	(83)
Gain on sales of non-rental equipment	(3)	(2)
Gain on sale of software subsidiary	1	(10)
Stock compensation expense, net	34	23
RSC merger related costs	8	98
Restructuring charge	12	93
Loss on extinguishment of debt securities	1	—
Loss on retirement of subordinated convertible debentures	2	—
Increase in deferred taxes	97	5
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(17)	(94)
Increase in inventory	(22)	(22)
Increase in prepaid expenses and other assets	(7)	(17)
Increase (decrease) in accounts payable	82	(102)
Decrease in accrued expenses and other liabilities	(26)	(70)
Net cash provided by operating activities	1,115	495
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,499)	(1,109)
Purchases of non-rental equipment	(71)	(76)
Proceeds from sales of rental equipment	356	258
Proceeds from sales of non-rental equipment	15	26
Purchases of other companies, net of cash acquired	(9)	(1,175)
Proceeds from sale of software subsidiary	—	10
Net cash used in investing activities	(1,208)	(2,066)
Cash Flows From Financing Activities:
Proceeds from debt	2,931	4,886
Payments of debt, including subordinated convertible debentures	(2,681)	(3,102)
Proceeds from the exercise of common stock options	5	17
Common stock repurchased	(99)	(128)
Payments of financing costs	—	(67)
Cash paid in connection with the 4 percent Convertible Senior Notes and related hedge, net	(40)	—
Excess tax benefits from share-based payment arrangements, net	—	(4)
Net cash provided by financing activities	116	1,602
Effect of foreign exchange rates	(4)	1
Net increase in cash and cash equivalents	19	32
Cash and cash equivalents at beginning of period	106	36
Cash and cash equivalents at end of period	$125	$68
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$44	$31
Cash paid for interest, including subordinated convertible debentures	322	219
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
On April 30, 2012 (“the acquisition date”), we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings Inc. (“RSC”). RSC was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. The results of RSC's operations have been included in our condensed consolidated financial statements since the acquisition date. Our total revenues for the nine months ended September 30, 2013 were $3,617, while our pro forma total revenues for the nine months ended September 30, 2012, comprised of United Rentals and RSC historic revenues, were $3,415.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2013
Equipment rentals	$1,038	$100	$1,138
Sales of rental equipment	98	4	102
Sales of new equipment	27	2	29
Contractor supplies sales	21	2	23
Service and other revenues	18	1	19
Total revenue	1,202	109	1,311
Depreciation and amortization expense	261	17	278
Equipment rentals gross profit	445	52	497
Three Months Ended September 30, 2012
Equipment rentals	$971	$80	$1,051
Sales of rental equipment	98	3	101
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	19	1	20
Total revenue	1,131	88	1,219
Depreciation and amortization expense	264	11	275
Equipment rentals gross profit	410	42	452
Nine Months Ended September 30, 2013
Equipment rentals	$2,824	$239	$3,063
Sales of rental equipment	343	13	356
Sales of new equipment	69	5	74
Contractor supplies sales	60	6	66
Service and other revenues	54	4	58
Total revenue	3,350	267	3,617
Depreciation and amortization expense	771	43	814
Equipment rentals gross profit	1,106	114	1,220
Capital expenditures	1,461	109	1,570
Nine Months Ended September 30, 2012
Equipment rentals	$2,227	$192	$2,419
Sales of rental equipment	250	8	258
Sales of new equipment	59	5	64
Contractor supplies sales	58	6	64
Service and other revenues	60	3	63
Total revenue	2,654	214	2,868
Depreciation and amortization expense	592	33	625
Equipment rentals gross profit	847	90	937
Capital expenditures	1,112	73	1,185

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2013	December 31, 2012
Total reportable segment assets
General rentals	$11,004	$10,545
Trench safety, power and HVAC	559	481
Total assets	$11,563	$11,026

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total equipment rentals gross profit	$497	$452	$1,220	$937
Gross profit from other lines of business	67	53	200	155
Selling, general and administrative expenses	(167)	(164)	(479)	(412)
RSC merger related costs	—	(8)	(8)	(98)
Restructuring charge	(1)	(40)	(12)	(93)
Non-rental depreciation and amortization	(59)	(71)	(185)	(134)
Interest expense, net	(121)	(127)	(357)	(316)
Interest expense- subordinated convertible debentures	—	(1)	(3)	(3)
Other income, net	2	—	3	13
Income before provision for income taxes	$218	$94	$379	$49
3. Restructuring and Asset Impairment Charges
Closed Restructuring Program
Between 2008 and 2011 and in recognition of the very challenging economic environment, we were intensely focused on reducing our operating costs. During this period, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. For the nine months ended September 30, 2013, the restructuring charges primarily reflected branch closure charges due to continuing lease obligations at vacant facilities.
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of September 30, 2013, our employee headcount is approximately 11,700 and our branch network has 822 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
The table below provides certain information concerning our restructuring charges for the nine months ended September 30, 2013:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at
Description	December 31, 2012			September 30, 2013
Closed Restructuring Program
Branch closure charges	$19	$3	$(8)	$14
Severance costs	—	—	—	—
Total	$19	$3	$(8)	$14
RSC Merger Related Restructuring Program
Branch closure charges	$33	$7	$(16)	$24
Severance costs	9	2	(8)	3
Total	$42	$9	$(24)	$27
Total
Branch closure charges	$52	$10	$(24)	$38
Severance costs	9	2	(8)	3
Total	$61	$12	$(32)	$41

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
 Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three and nine months ended September 30, 2013, we recorded asset impairment charges of $0 and $4, respectively, in our general rentals segment. During the three and nine months ended September 30, 2012, we recorded asset impairment charges of $10 and $13, respectively, in our general rentals segment. The asset impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above.
4. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of September 30, 2013, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks related to our ongoing business operations. During the nine months ended September 30, 2013, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At September 30, 2013, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the nine months ended September 30, 2013, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At September 30, 2013 and December 31, 2012, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at September 30, 2013 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of September 30, 2013, we had outstanding fixed price swap contracts covering 7.3 million gallons of diesel which will be purchased throughout 2013 and 2014.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of September 30, 2013, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred. During the three and nine months ended September 30, 2013, forward contracts were used to purchase $155 and $336 Canadian dollars, respectively, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and nine months ended September 30, 2013. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of September 30, 2013 and December 31, 2012, less than $1 was reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 was as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

		Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(11)	*	$(7)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	2	(2)	*	*
		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(28)	*	$(18)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(2)	2	*	*

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.7 million and 1.8 million gallons of diesel covered by the fixed price swaps during the three months ended September 30, 2013 and 2012, respectively, and the use of 7.0 million and 4.5 million gallons of diesel covered by the fixed price swaps during the nine months ended September 30, 2013 and 2012, respectively. These amounts are reflected, net of cash received from the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

(4)
Insignificant amounts were reflected in our condensed consolidated statement of cash flows associated with the forward contracts to purchase Canadian dollars, as the cash impact of the gains/losses recognized on the derivatives were offset by the gains/losses recognized on the hedged items.

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
Assets and Liabilities Measured at Fair Value
As of September 30, 2013 and December 31, 2012, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of September 30, 2013 and December 31, 2012, less than $1 was reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of September 30, 2013, we have fixed price swap contracts that mature throughout 2013 and 2014 covering 7.3 million gallons of diesel which we will buy at the average contract price of $3.88 per gallon, while the average forward price for the hedged gallons was $3.87 per gallon as of September 30, 2013.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximate their book values as of September 30, 2013 and December 31, 2012. The estimated fair values of our financial instruments as of September 30, 2013 and December 31, 2012 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Subordinated convertible debentures	$—	$—	$55	$63
Senior and senior subordinated notes	5,383	5,773	5,387	5,881
Level 2:
4 percent Convertible Senior Notes (1)	134	146	137	155
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 6.8 percent.

6. Debt and Subordinated Convertible Debentures
Debt consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2013	December 31, 2012
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$462	$453
$1.9 billion ABL Facility (2)	1,478	1,184
5 3/4 percent Senior Secured Notes	750	750
10 1/4 percent Senior Notes	221	223
9 1/4 percent Senior Notes	494	494
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes	693	695
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes	400	400
Capital leases	125	148
Total URNA and subsidiaries debt	7,448	7,172
Holdings:
4 percent Convertible Senior Notes (3)	134	137
Total debt (4)	7,582	7,309
Less short-term portion (5)	(630)	(630)
Total long-term debt	$6,952	$6,679
 ___________________

(1)
In February 2013, we amended our accounts receivable securitization facility to increase the facility size from $475 to $550. An additional purchaser was also added to the facility, and the facility was not otherwise amended. In September 2013, we renewed the facility which now expires on September 18, 2014. At September 30, 2013, $29 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.9 percent at September 30, 2013. During the nine months ended September 30, 2013, the monthly average amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, was $443, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, during the nine months ended September 30, 2013 was $493. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of September 30, 2013, there were $491 of receivables, net of applicable reserves, in the collateral pool.

(2)
In June 2013, our ABL facility was amended to reduce the minimum borrowing period and to increase the number of available loan tranches. At September 30, 2013, $370 was available under our ABL facility, net of $52 of letters of credit. The interest rate applicable to the ABL facility was 2.2 percent at September 30, 2013. During the nine months ended September 30, 2013, the monthly average amount outstanding under the ABL facility was $1,167, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the nine months ended September 30, 2013 was $1,478.

(3)
The difference between the September 30, 2013 carrying value of the 4 percent Convertible Senior Notes and the $156 principal amount reflects the $22 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at September 30, 2013, an amount equal to the $22 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the third quarter of 2013, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the fourth quarter of 2013 at a conversion price of $11.11 per share of common stock. Since October 1, 2013 (the beginning of the fourth quarter), none of the 4 percent Convertible Senior Notes were redeemed.

(4)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

of the net proceeds of the offering. The QUIPS were non-voting securities, carried a liquidation value of $50 (fifty dollars) per security and were convertible into Holdings’ common stock. During the nine months ended September 30, 2013, an aggregate of $55 of QUIPS was redeemed. As of September 30, 2013, there were no QUIPS outstanding. In connection with these redemptions, during the nine months ended September 30, 2013, we retired $55 principal amount of our subordinated convertible debentures and recognized a loss of $2, inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of income. As of September 30, 2013, there were no subordinated convertible debentures outstanding. Total debt at December 31, 2012 excludes $55 of these Debentures, which were separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflected the obligation to our subsidiary that issued the QUIPS. As of December 31, 2012, this subsidiary was not consolidated in our financial statements because we were not the primary beneficiary of the Trust. As of September 30, 2013, the Trust was liquidated.

(5)
As of September 30, 2013, our short-term debt primarily reflects $462 of borrowings under our accounts receivable securitization facility and $134 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are redeemable at September 30, 2013.

Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 14.0 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $55.00 or $60.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 10.1 million or 10.4 million shares, respectively.
Loan Covenants and Compliance
As of September 30, 2013, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through September 30, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

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
8. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings per share for the nine months ended September 30, 2013 and 2012 excludes the impact of approximately 0.4 million and 1.9 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$143	$73	$247	$34
Subordinated convertible debt interest	—	1	—	—
Net income available to common stockholders	$143	$74	247	34
Denominator:
Denominator for basic earnings per share—weighted-average common shares	93,244	92,539	93,483	79,681
Effect of dilutive securities:
Employee stock options and warrants	463	707	527	759
Convertible subordinated notes—1 7/8 percent	—	208	—	—
Convertible subordinated notes—4 percent	11,407	10,031	11,744	10,543
Subordinated convertible debentures	—	1,341	—	—
Restricted stock units	434	447	516	517
Denominator for diluted earnings per share—adjusted weighted-average common shares	105,548	105,273	106,270	91,500
Basic earnings per share	$1.53	$0.78	$2.65	$0.42
Diluted earnings per share	$1.35	$0.70	$2.33	$0.37

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$16	$—	$109	$—	$—	$125
Accounts receivable, net	—	27	—	136	644	—	807
Intercompany receivable (payable)	215	(164)	(42)	(159)	—	150	—
Inventory	—	81	—	10	—	—	91
Prepaid expenses and other assets	—	110	2	17	—	—	129
Deferred taxes	—	260	—	2	—	—	262
Total current assets	215	330	(40)	115	644	150	1,414
Rental equipment, net	—	4,956	—	643	—	—	5,599
Property and equipment, net	47	320	14	39	—	—	420
Investments in subsidiaries	1,622	1,107	975	—	—	(3,704)	—
Goodwill, net	—	2,707	—	254	—	—	2,961
Other intangible assets, net	—	971	—	93	—	—	1,064
Other long-term assets	3	102	—	—	—	—	105
Total assets	$1,887	$10,493	$949	$1,144	$644	$(3,554)	$11,563
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$134	$34	$—	$—	$462	$—	$630
Accounts payable	—	319	—	47	—	—	366
Accrued expenses and other liabilities	2	361	29	30	—	—	422
Total current liabilities	136	714	29	77	462	—	1,418
Long-term debt	—	6,799	145	8	—	—	6,952
Deferred taxes	22	1,293	—	80	—	—	1,395
Other long-term liabilities	—	65	—	4	—	—	69
Total liabilities	158	8,871	174	169	462	—	9,834
Temporary equity (note 6)	22	—	—	—	—	—	22
Total stockholders’ equity (deficit)	1,707	1,622	775	975	182	(3,554)	1,707
Total liabilities and stockholders’ equity (deficit)	$1,887	$10,493	$949	$1,144	$644	$(3,554)	$11,563

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries			Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$990	$—	$148	$—		$—	$1,138
Sales of rental equipment	—	91	—	11	—		—	102
Sales of new equipment	—	24	—	5	—		—	29
Contractor supplies sales	—	19	—	4	—		—	23
Service and other revenues	—	15	—	4	—		—	19
Total revenues	—	1,139	—	172	—		—	1,311
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	366	—	56	—		—	422
Depreciation of rental equipment	—	193	—	26	—		—	219
Cost of rental equipment sales	—	56	—	6	—		—	62
Cost of new equipment sales	—	20	—	3	—		—	23
Cost of contractor supplies sales	—	12	—	3	—		—	15
Cost of service and other revenues	—	4	—	2	—		—	6
Total cost of revenues	—	651	—	96	—		—	747
Gross profit	—	488	—	76	—		—	564
Selling, general and administrative expenses	7	114	—	23	23	(1)	—	167
Restructuring charge	—	1	—	—	—		—	1
Non-rental depreciation and amortization	5	49	—	5	—		—	59
Operating (loss) income	(12)	324	—	48	(23)		—	337
Interest expense (income), net	3	115	1	1	2		(1)	121
Other (income) expense, net	(35)	50	—	5	(22)		—	(2)
Income (loss) before provision (benefit) for income taxes	20	159	(1)	42	(3)		1	218
Provision (benefit) for income taxes	12	53	(1)	11	—		—	75
Income before equity in net earnings (loss) of subsidiaries	8	106	—	31	(3)		1	143
Equity in net earnings (loss) of subsidiaries	135	29	31	—	—		(195)	—
Net income (loss)	143	135	31	31	(3)		(194)	143
Other comprehensive income (loss)	21	21	22	16	—		(59)	21
Comprehensive income (loss)	$164	$156	$53	$47	$(3)		$(253)	$164

(1)	Includes $23 of bad debt expense which was previously reflected within URNA, $17 of which relates to prior periods.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$906	$—	$145	$—	$—	$1,051
Sales of rental equipment	—	89	—	12	—	—	101
Sales of new equipment	—	18	—	6	—	—	24
Contractor supplies sales	—	19	—	4	—	—	23
Service and other revenues	—	16	—	4	—	—	20
Total revenues	—	1,048	—	171	—	—	1,219
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	343	—	52	—	—	395
Depreciation of rental equipment	—	180	—	24	—	—	204
Cost of rental equipment sales	—	65	—	7	—	—	72
Cost of new equipment sales	—	14	—	5	—	—	19
Cost of contractor supplies sales	—	15	—	2	—	—	17
Cost of service and other revenues	—	6	(1)	2	—	—	7
Total cost of revenues	—	623	(1)	92	—	—	714
Gross profit	—	425	1	79	—	—	505
Selling, general and administrative expenses	7	133	—	23	1	—	164
RSC merger related costs	—	8	—	—	—	—	8
Restructuring charge	—	38	—	2	—	—	40
Non-rental depreciation and amortization	5	60	—	6	—	—	71
Operating (loss) income	(12)	186	1	48	(1)	—	222
Interest expense (income), net	3	122	1	1	1	(1)	127
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(23)	49	1	2	(29)	—	—
Income (loss) before provision for income taxes	7	15	(1)	45	27	1	94
Provision for income taxes	—	2	—	8	11	—	21
Income (loss) before equity in net earnings (loss) of subsidiaries	7	13	(1)	37	16	1	73
Equity in net earnings (loss) of subsidiaries	66	53	37	—	—	(156)	—
Net income (loss)	73	66	36	37	16	(155)	73
Other comprehensive income (loss)	21	21	20	12	—	(53)	21
Comprehensive income (loss)	$94	$87	$56	$49	$16	$(208)	$94

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries			Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$2,641	$—	$422	$—		$—	$3,063
Sales of rental equipment	—	319	—	37	—		—	356
Sales of new equipment	—	58	—	16	—		—	74
Contractor supplies sales	—	53	—	13	—		—	66
Service and other revenues	—	46	—	12	—		—	58
Total revenues	—	3,117	—	500	—		—	3,617
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,035	—	179	—		—	1,214
Depreciation of rental equipment	—	555	—	74	—		—	629
Cost of rental equipment sales	—	210	—	22	—		—	232
Cost of new equipment sales	—	47	—	12	—		—	59
Cost of contractor supplies sales	—	35	—	9	—		—	44
Cost of service and other revenues	—	14	—	5	—		—	19
Total cost of revenues	—	1,896	—	301	—		—	2,197
Gross profit	—	1,221	—	199	—		—	1,420
Selling, general and administrative expenses	16	370	—	68	25	(1)	—	479
RSC merger related costs	—	8	—	—	—		—	8
Restructuring charge	—	12	—	—	—		—	12
Non-rental depreciation and amortization	13	157	—	15	—		—	185
Operating (loss) income	(29)	674	—	116	(25)		—	736
Interest expense (income), net	9	341	4	2	4		(3)	357
Interest expense-subordinated convertible debentures	3	—	—	—	—		—	3
Other (income) expense, net	(100)	143	—	14	(60)		—	(3)
Income (loss) before provision (benefit) for income taxes	59	190	(4)	100	31		3	379
Provision (benefit) for income taxes	21	72	(1)	27	13		—	132
Income (loss) before equity in net earnings (loss) of subsidiaries	38	118	(3)	73	18		3	247
Equity in net earnings (loss) of subsidiaries	209	91	73	—	—		(373)	—
Net income (loss)	247	209	70	73	18		(370)	247
Other comprehensive (loss) income	(31)	(31)	(30)	(24)	—		85	(31)
Comprehensive income (loss)	$216	$178	$40	$49	$18		$(285)	$216

(1)	Includes $23 of bad debt expense which was previously reflected within URNA, $6 of which relates to prior periods.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV (1)
Revenues:
Equipment rentals	$—	$1,821	$249	$349	$—	$—	$2,419
Sales of rental equipment	—	194	32	32	—	—	258
Sales of new equipment	—	39	7	18	—	—	64
Contractor supplies sales	—	43	7	14	—	—	64
Service and other revenues	—	41	8	14	—	—	63
Total revenues	—	2,138	303	427	—	—	2,868
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	730	117	144	—	—	991
Depreciation of rental equipment	—	375	50	66	—	—	491
Cost of rental equipment sales	—	136	20	19	—	—	175
Cost of new equipment sales	—	31	6	14	—	—	51
Cost of contractor supplies sales	—	31	5	9	—	—	45
Cost of service and other revenues	—	16	2	5	—	—	23
Total cost of revenues	—	1,319	200	257	—	—	1,776
Gross profit	—	819	103	170	—	—	1,092
Selling, general and administrative expenses	26	271	47	57	11	—	412
RSC merger related costs	—	98	—	—	—	—	98
Restructuring charge	—	90	—	3	—	—	93
Non-rental depreciation and amortization	12	105	5	12	—	—	134
Operating (loss) income	(38)	255	51	98	(11)	—	355
Interest expense (income), net	9	241	34	3	32	(3)	316
Interest expense-subordinated convertible debentures	3	—	—	—	—	—	3
Other (income) expense, net	(61)	79	10	9	(50)	—	(13)
Income (loss) before provision (benefit) for income taxes	11	(65)	7	86	7	3	49
Provision (benefit) for income taxes	1	(23)	17	17	3	—	15
Income (loss) before equity in net earnings (loss) of subsidiaries	10	(42)	(10)	69	4	3	34
Equity in net earnings (loss) of subsidiaries	24	66	70	—	—	(160)	—
Net income (loss)	34	24	60	69	4	(157)	34
Other comprehensive income (loss)	19	19	19	11	—	(49)	19
Comprehensive income (loss)	$53	$43	$79	$80	$4	$(206)	$53

(1)	Includes interest expense prior to the April 30, 2012 RSC acquisition date on debt issued in connection with the RSC acquisition discussed in note 1 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$21	$948	$3	$150	$(7)	$—	$1,115
Net cash used in investing activities	(21)	(1,065)	—	(122)	—	—	(1,208)
Net cash provided by (used in) financing activities	—	113	(3)	(1)	7	—	116
Effect of foreign exchange rates	—	—	—	(4)	—	—	(4)
Net (decrease) increase in cash and cash equivalents	—	(4)	—	23	—	—	19
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$16	$—	$109	$—	$—	$125
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$8	$515	$150	$111	$(289)	$—	$495
Net cash used in investing activities	(8)	(1,820)	(154)	(84)	—	—	(2,066)
Net cash provided by (used in) financing activities	—	1,315	4	(6)	289	—	1,602
Effect of foreign exchange rates	—	—	—	1	—	—	1
Net increase in cash and cash equivalents	—	10	—	22	—	—	32
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$16	$—	$52	$—	$—	$68

10. Subsequent Events
On October 15, 2013, the Company’s Board of Directors authorized a $500 share repurchase program. The Company’s current intention is to complete such program within 18 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 822 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $8.0 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,200 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2013.
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
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest (“the acquisition”) of RSC Holdings Inc. (“RSC”). RSC, which had total revenues of $1.5 billion in 2011, was one of the largest equipment rental providers in North America, and as of December 31, 2011 had a network of 440 rental locations in 43 U.S. states and three Canadian provinces. The acquisition has created a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and we believe that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities going forward. Since the acquisition date, significant amounts of fleet have been moved between United Rentals locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. The results of RSC's operations have been included in our condensed consolidated financial statements since the acquisition date. Our total revenues for the nine months ended September 30, 2013 were $3,617, while our pro forma total revenues for the nine months ended September 30, 2012, comprised of United Rentals and RSC historic revenues, were $3,415. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the 28.0 percent increase in the volume of OEC on rent for the nine months ended September 30, 2013 compared to the same period last year.
During the nine months ended September 30, 2013, year over year, our rental rates increased 4.2 percent and the volume of OEC on rent increased 28.0 percent, which we believe reflects, in addition to the impact of the RSC acquisition, modest improvements in our operating environment and a secular shift from ownership to the rental of construction-related equipment. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in a recovery. Rental rate calculations are only available on a pro forma basis (that is, including the results of operations of RSC for the nine months ended September 30, 2012).
Financial Overview
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$143	$73	$247	$34
Diluted earnings per share	$1.35	$0.70	$2.33	$0.37

Net income and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
RSC merger related costs (1)	$—	$—	$(5)	$(0.05)	$(5)	$(0.05)	$(60)	$(0.64)
RSC merger related intangible asset amortization (2)	(25)	(0.23)	(27)	(0.25)	(76)	(0.70)	(45)	(0.49)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	1	0.01	2	0.02	4	0.03	4	0.04
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	(5)	(0.05)	(10)	(0.09)	(21)	(0.20)	(14)	(0.15)
Pre-close RSC merger related interest expense (5)	—	—	—	—	—	—	(18)	(0.20)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (6)	1	0.01	1	0.01	3	0.03	2	0.02
Restructuring charge (7)	(1)	(0.01)	(25)	(0.23)	(7)	(0.07)	(58)	(0.63)
Asset impairment charge (8)	—	—	(6)	(0.06)	(2)	(0.02)	(8)	(0.09)
Loss on repurchase/redemption of debt securities and retirement of subordinated convertible debentures	(1)	(0.01)	—	—	(2)	(0.02)	—	—
Gain on sale of software subsidiary (9)	—	—	—	—	—	—	6	0.07

(1)	This reflects transaction costs associated with the acquisition of RSC.

(2)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and subsequently sold.

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
In addition to the matters discussed above, our 2013 performance reflects increased gross profit from equipment rentals and sales of rental equipment. The three months ended September 30, 2012 also included a $4 benefit related to the settlement of a Canadian tax matter, after which, and with consideration to other tax items, the effective tax rate was 22.3 percent for the three months ended September 30, 2012.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the RSC merger related costs, restructuring charge, stock compensation expense, net, the impact of the fair value mark-up of the acquired RSC fleet and inventory, and the gain on sale of software subsidiary. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$143	$73	$247	$34
Provision for income taxes	75	21	132	15
Interest expense, net	121	127	357	316
Interest expense – subordinated convertible debentures	—	1	3	3
Depreciation of rental equipment	219	204	629	491
Non-rental depreciation and amortization	59	71	185	134
EBITDA	$617	$497	$1,553	$993
RSC merger related costs (1)	—	8	8	98
Restructuring charge (2)	1	40	12	93
Stock compensation expense, net (3)	15	10	34	23
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	9	15	34	22
Gain on sale of software subsidiary (5)	—	—	1	(10)
Adjusted EBITDA	$642	$570	$1,642	$1,219

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by operating activities	$1,115	$495
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(16)	(17)
Gain on sales of rental equipment	124	83
Gain on sales of non-rental equipment	3	2
Gain on sale of software subsidiary (5)	(1)	10
RSC merger related costs (1)	(8)	(98)
Restructuring charge (2)	(12)	(93)
Stock compensation expense, net (3)	(34)	(23)
Loss on extinguishment of debt securities	(1)	—
Loss on retirement of subordinated convertible debentures	(2)	—
Changes in assets and liabilities	19	384
Cash paid for interest, including subordinated convertible debentures	322	219
Cash paid for income taxes, net	44	31
EBITDA	$1,553	$993
Add back:
RSC merger related costs (1)	8	98
Restructuring charge (2)	12	93
Stock compensation expense, net (3)	34	23
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	34	22
Gain on sale of software subsidiary (5)	1	(10)
Adjusted EBITDA	$1,642	$1,219
 ___________________

(1)	This reflects transaction costs associated with the RSC acquisition discussed above.

(2)	As discussed below (see “Restructuring charges”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.
For the three months ended September 30, 2013, EBITDA increased $120, or 24.1 percent, and adjusted EBITDA increased $72, or 12.6 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, and reduced RSC merger related costs and restructuring charges, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment. For the three months ended September 30, 2013, EBITDA margin increased 6.3 percentage points to 47.1 percent, and adjusted EBITDA margin increased 2.2 percentage points to 49.0 percent which is a record for the Company. The increase in EBITDA margin primarily reflects improved selling, general and administrative leverage and decreased RSC merger related costs and restructuring charges. The increase in adjusted EBITDA margin primarily reflects increased margins from sales of rental equipment and improved selling, general and administrative leverage.
For the nine months ended September 30, 2013, EBITDA increased $560, or 56.4 percent, and adjusted EBITDA increased $423, or 34.7 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, and reduced RSC merger related costs and restructuring charges, partially offset by increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the nine months ended September 30, 2013, EBITDA margin increased 8.3 percentage points to 42.9 percent, and adjusted EBITDA margin increased

2.9 percentage points to 45.4 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals, improved selling, general and administrative leverage and decreased RSC merger related costs and restructuring charges. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage.

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
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended September 30, 2013, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 24 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the nine months ended September 30, 2013, the aggregate general rentals' equipment rentals gross margin increased 1.2 percentage points to 39.2 percent as compared to the same period in 2012, primarily reflecting increased rental rates, a 0.8 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 26.8 percent, compensation costs increased 21.3 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. The revenue and cost increases reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended September 30, 2013, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 29.1 percent for the five year period ended September 30, 2013 was 19 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the nine months ended September 30, 2013, the Southeast region's equipment rentals gross margin increased 4.9 percentage points to 38.9 percent as compared to the same period in 2012, primarily reflecting a 6.4 percent rental rate increase and a 4.3 percentage point increase in time utilization, and equipment rentals revenue increased 32.3 percent, including the impact of the RSC acquisition. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended September 30, 2013, the general rentals' region with the highest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 43.4 percent for the five year period ended September 30, 2013 was 24 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was more than the other general rentals' regions during this period as the region benefited from strong demand for natural resources which have been more resistant to the economic pressures experienced in other regions. For the nine months ended September 30, 2013, the Western Canada region's equipment rentals gross margin decreased 1.9 percentage points to 45.3 percent as compared to the same period in 2012 primarily due to an increase in aggregate repairs and maintenance and delivery costs. As compared to the equipment rentals revenue increase of 35.9 percent, which includes the impact of the RSC acquisition, aggregate repairs and maintenance and delivery costs increased 54.9 percent.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended September 30, 2013, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on cost cutting, improved processes and fleet sharing.

Additionally, the margins for the five year period ended September 30, 2013 include the significant impact of the economic downturn in 2009 that impacted all our regions. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2013
Equipment rentals	$1,038	$100	$1,138
Sales of rental equipment	98	4	102
Sales of new equipment	27	2	29
Contractor supplies sales	21	2	23
Service and other revenues	18	1	19
Total revenue	$1,202	$109	$1,311
Three Months Ended September 30, 2012
Equipment rentals	$971	$80	$1,051
Sales of rental equipment	98	3	101
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	19	1	20
Total revenue	$1,131	$88	$1,219
Nine Months Ended September 30, 2013
Equipment rentals	$2,824	$239	$3,063
Sales of rental equipment	343	13	356
Sales of new equipment	69	5	74
Contractor supplies sales	60	6	66
Service and other revenues	54	4	58
Total revenue	$3,350	$267	$3,617
Nine Months Ended September 30, 2012
Equipment rentals	$2,227	$192	$2,419
Sales of rental equipment	250	8	258
Sales of new equipment	59	5	64
Contractor supplies sales	58	6	64
Service and other revenues	60	3	63
Total revenue	$2,654	$214	$2,868

Equipment rentals. For the three months ended September 30, 2013, equipment rentals of $1,138 increased $87, or 8.3 percent, as compared to the same period in 2012, primarily reflecting an 8.2 percent increase in the volume of OEC on rent and a 3.2 percent rental rate increase, partially offset by changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2013, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. Equipment rentals represented 87 percent of total revenues for the three months ended September 30, 2013. On a segment basis, equipment rentals represented 86 percent and 92 percent of total revenues for the three months ended September 30,

2013 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $67, or 6.9 percent, primarily reflecting an 8.1 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $20, or 25.0 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC average OEC for the three months ended September 30, 2013 increased 19 percent as compared to the same period in 2012. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2013 and 2012.

For the nine months ended September 30, 2013, equipment rentals of $3,063 increased $644, or 26.6 percent, as compared to the same period in 2012, primarily reflecting a 28.0 percent increase in the volume of OEC on rent and a 4.2 percent rental rate increase, partially offset by changes in rental mix. In 2013, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our condensed consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2013. On a segment basis, equipment rentals represented 84 percent and 90 percent of total revenues for the nine months ended September 30, 2013 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $597, or 26.8 percent, primarily reflecting a 27.9 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $47, or 24.5 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC average OEC for the nine months ended September 30, 2013 increased 19 percent as compared to the same period in 2012. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2013 and 2012.

We believe that the rate and volume improvements for the three and nine months ended September 30, 2013 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, the results of RSC's operations have been included in our condensed consolidated financial statements since the April 30, 2012 acquisition date. The RSC acquisition contributed significantly to the volume improvements for the nine months ended September 30, 2013.
Sales of rental equipment. For the nine months ended September 30, 2013, sales of rental equipment represented approximately 10 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2013, sales of rental equipment increased 1.0 percent and 38.0 percent, respectively, as compared to the same periods in 2012. The increase for the nine months ended September 30, 2013 primarily reflects increased volume, including the impact of the RSC acquisition, and improved pricing in a stronger retail market.
Sales of new equipment. For the nine months ended September 30, 2013, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2013, sales of new equipment increased 20.8 percent and 15.6 percent, respectively, as compared to the same periods in 2012, primarily reflecting increased volume, including the impact of the RSC acquisition, improved pricing and changes in mix.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2013, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and nine months ended September 30, 2013 didn't change significantly from the same periods in 2012.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the nine months ended September 30, 2013, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2013, service and other revenues decreased 5.0 percent and 7.9 percent, respectively, as compared to the same periods in 2012, primarily due to the sale in 2012 of a subsidiary that developed and marketed software.
Segment Equipment Rentals Gross Profit

Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2013
Equipment Rentals Gross Profit	$445	$52	$497
Equipment Rentals Gross Margin	42.9%	52.0%	43.7%
Three Months Ended September 30, 2012
Equipment Rentals Gross Profit	$410	$42	$452
Equipment Rentals Gross Margin	42.2%	52.5%	43.0%
Nine Months Ended September 30, 2013
Equipment Rentals Gross Profit	$1,106	$114	$1,220
Equipment Rentals Gross Margin	39.2%	47.7%	39.8%
Nine Months Ended September 30, 2012
Equipment Rentals Gross Profit	$847	$90	$937
Equipment Rentals Gross Margin	38.0%	46.9%	38.7%

General rentals. For the three months ended September 30, 2013, equipment rentals gross profit increased by $35 and equipment rentals gross margin increased by 0.7 percentage points from 2012, primarily reflecting increased rental rates, a 1.3 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 6.9 percent, compensation costs increased 2.7 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended September 30, 2013 and 2012, time utilization was 71.4 percent and 70.1 percent, respectively.

For the nine months ended September 30, 2013, equipment rentals gross profit increased by $259 and equipment rentals gross margin increased by 1.2 percentage points from 2012, primarily reflecting increased rental rates, a 0.8 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 26.8 percent, compensation costs increased 21.3 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. The revenue and cost increases reflect the impact of the RSC acquisition in April 2012. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the nine months ended September 30, 2013 and 2012, time utilization was 68.4 percent and 67.6 percent, respectively.
Trench safety, power and HVAC. For the three months ended September 30, 2013, equipment rentals gross profit increased by $10 and equipment rentals gross margin decreased by 0.5 percentage points from 2012, primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates. Equipment rentals revenue increased 25.0 percent, and average OEC increased 19 percent, as compared to the same period in 2012.
For the nine months ended September 30, 2013, equipment rentals gross profit increased by $24 and equipment rentals gross margin increased by 0.8 percentage points from 2012, primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates. Equipment rentals revenue increased 24.5 percent, and average OEC increased 19 percent, as compared to the same period in 2012.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total gross margin	43.0%	41.4%	39.3%	38.1%
Equipment rentals	43.7%	43.0%	39.8%	38.7%
Sales of rental equipment	39.2%	28.7%	34.8%	32.2%
Sales of new equipment	20.7%	20.8%	20.3%	20.3%
Contractor supplies sales	34.8%	26.1%	33.3%	29.7%
Service and other revenues	68.4%	65.0%	67.2%	63.5%

For the three months ended September 30, 2013, total gross margin increased 1.6 percentage points as compared to the same period in 2012, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 0.7 percentage points, primarily reflecting a 3.2 percent rental rate increase, a 1.0 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 8.3 percent, compensation costs increased 3.8 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended September 30, 2013 and 2012, time utilization was 70.8 percent and 69.8 percent, respectively. Gross margin from sales of rental equipment increased 10.5 percentage points primarily due to improvements in pricing and channel mix. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

For the nine months ended September 30, 2013, total gross margin increased 1.2 percentage points as compared to the same period in 2012, primarily reflecting increased gross margins from equipment rentals. Equipment rentals gross margin increased 1.1 percentage points, primarily reflecting a 4.2 percent rental rate increase, a 0.7 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 26.6 percent, compensation costs increased 21.2 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. The revenue and cost increases reflect the impact of the RSC acquisition in April 2012. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the nine months ended September 30, 2013 and 2012, time utilization was 67.7 percent and 67.0 percent, respectively.
Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total SG&A expenses	$167	$164	$479	$412
SG&A as a percentage of revenue	12.7%	13.5%	13.2%	14.4%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2013, SG&A expense of $167 increased $3 as compared to 2012. As a percentage of revenue, SG&A decreased 0.8 percentage points year over year. The improvement in SG&A as a percentage of revenue primarily reflects a reduction in bad debt expense due to improved receivable aging.

For the nine months ended September 30, 2013, SG&A expense of $479 increased $67 as compared to 2012. The increase in SG&A primarily reflects increased compensation costs associated with higher revenues, improved profitability and increased headcount following the RSC acquisition, and increased travel and entertainment and office expenses following the RSC acquisition, partially offset by a reduction in bad debt expense due to improved receivable aging. As a percentage of revenue, SG&A decreased 1.2 percentage points year over year. The improvement in SG&A as a percentage of revenue primarily reflects a reduction in bad debt expense due to improved receivable aging and a decrease in compensation costs as a percentage of revenue.
RSC merger related costs for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
RSC merger related costs	$—	$8	$8	$98
As discussed above, in the second quarter of 2012, we completed the acquisition of RSC. The acquisition-related costs primarily relate to financial and legal advisory fees, and branding costs.
Restructuring charges for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restructuring charge	$1	$40	$12	$93
The restructuring charges for the three and nine months ended September 30, 2013 and 2012 primarily reflect severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
Non-rental depreciation and amortization for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Non-rental depreciation and amortization	$59	$71	$185	$134

Non-rental depreciation and amortization for the three and nine months ended September 30, 2013 decreased $12, or 17 percent, and increased $51, or 38 percent, respectively, as compared to 2012. The decrease for the three months ended September 30, 2013 primarily reflects 1) asset impairment charges recognized during the three months ended September 30, 2012 primarily related to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above and 2) reduced amortization of the customer relationships and trade names and associated trademarks acquired in the April 2012 acquisition of RSC discussed above, which are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. The increase for the nine months ended September 30, 2013 is primarily due to the RSC acquisition.
Interest expense, net for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense, net	$121	$127	$357	$316

Interest expense, net for the three months ended September 30, 2013 decreased $6, or 5 percent, as compared to 2012. Interest expense, net for the nine months ended September 30, 2013 increased $41, or 13 percent, as compared to 2012. In March 2012, we issued $2,825 of debt ("the merger financing notes") in connection with the RSC acquisition. Upon completion of the RSC acquisition, we also assumed RSC's debt that remained after repayment of certain of RSC's senior debt. Interest expense, net for the nine months ended September 30, 2012 includes $29 of interest recorded on the merger financing notes prior to the closing of the acquisition. Excluding the impact of the interest recorded on the merger financing notes prior to the closing of the acquisition, interest expense, net for the nine months ended September 30, 2013 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2012.
Other income, net for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other income, net	$(2)	$—	$(3)	$(13)

The decrease in other income, net for the nine months ended September 30, 2013 primarily reflects a $10 gain recognized during the nine months ended September 30, 2012 upon the sale of a former subsidiary that developed and marketed software.
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income before provision for income taxes	$218	$94	$379	$49
Provision for income taxes	75	21	132	15
Effective tax rate	34.4%	22.3%	34.8%	30.6%

The differences between the 2013 and 2012 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges. Additionally, the three and nine months ended September 30, 2012 include a $4 benefit related to the settlement of a Canadian tax matter, and the nine months ended September 30, 2012 includes a deferred tax charge of $7 related to the RSC acquisition.
Balance sheet. Inventory increased by $23, or 33.8 percent, from December 31, 2012 to September 30, 2013 primarily due to increased equipment inventory due to significant capital expenditures in the quarter, and a seasonal increase in parts inventory. We expect to transfer most of the increased equipment inventory to our rental fleet during the remainder of 2013. Rental equipment, net increased by $633, or 12.7 percent, from December 31, 2012 to September 30, 2013 primarily due to capital expenditures associated with increased demand for our equipment. Other intangibles, net decreased by $136, or 11.3 percent, from December 31, 2012 to September 30, 2013 primarily due to amortization of the intangible assets acquired in the RSC acquisition. Accounts payable increased by $80, or 28.0 percent, from December 31, 2012 to September 30, 2013 primarily due to increased capital expenditures and a seasonal increase in business activity. Subordinated convertible debentures decreased by $55, or 100.0 percent, from December 31, 2012 to September 30, 2013 due to the retirement of $55 principal amount of subordinated convertible debentures discussed in note 6 to our condensed consolidated financial statements.
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
As discussed in note 6 to our condensed consolidated financial statements, (i) in February 2013, we amended our accounts receivable securitization facility and the size of the facility was increased to $550, (ii) in September 2013, we renewed the accounts receivable securitization facility which now expires on September 18, 2014 and (iii) in June 2013, our ABL facility was amended to reduce the minimum borrowing period and to increase the number of available loan tranches. Additionally, as discussed in note 6 to our condensed consolidated financial statements, during the nine months ended September 30, 2013, we retired $55 principal amount of our subordinated convertible debentures, after which there were no outstanding subordinated convertible debentures.
On October 15, 2013, the Company’s Board of Directors authorized a $500 share repurchase program. The Company’s current intention is to complete such program within 18 months.
As previously announced, in connection with the RSC acquisition, our Board authorized a stock buyback of up to $200 of Holdings' common stock, which we intended to complete within 18 months after the April 30, 2012 closing of the RSC acquisition and completed as of September 30, 2013. During the nine months ended September 30, 2013, we repurchased $85 of Holdings' common stock.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2013, we had (i) $370 of borrowing capacity, net of $52 of letters of credit, available under the ABL facility, (ii) $29 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $125. Cash equivalents at September 30, 2013 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

As of September 30, 2013, $1,478 and $462 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at September 30, 2013 were 2.2 percent and 0.9 percent, respectively. During the nine months ended September 30, 2013, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, were $1,167 and $443, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, during the nine months ended September 30, 2013 were $1,478 and $493, respectively. The maximum amount outstanding under the ABL facility exceeded the average amount outstanding during the nine months ended September 30, 2013 primarily due to borrowings related to purchases of rental equipment and payment of other expenses.
We expect that our principal needs for cash relating to our operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) acquisitions and (vi) share repurchases. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 14, 2013 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Stable
Standard & Poor’s	B+	Positive
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1,143 and $851 during the nine months ended September 30, 2013 and 2012, respectively. For the full year 2013, we expect net rental capital expenditures of approximately $1.1 billion, after gross purchases of approximately $1.6 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of September 30, 2013, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through September 30, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
As of September 30, 2013, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.
Sources and Uses of Cash. During the nine months ended September 30, 2013, we (i) generated cash from operating activities of $1,115, (ii) generated cash from the sale of rental and non-rental equipment of $371 and (iii) received cash from debt proceeds, net of payments, of $250. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,570, (ii) purchase shares of our common stock for $99 and (iii) pay $40 in connection with redemptions of our

4 percent Convertible Senior Notes and the related hedge. During the nine months ended September 30, 2012, we (i) generated cash from operating activities of $495, (ii) generated cash from the sale of rental and non-rental equipment of $284 and (iii) received cash from debt proceeds, net of payments, of $1,784, including $2,825 of proceeds from debt issuances associated with the RSC acquisition, a portion of which was used to repay certain of RSC's senior debt. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,185, (ii) purchase other companies for $1,175, (iii) purchase shares of our common stock for $128 and (iv) pay financing costs of $67.
Free Cash Flow GAAP Reconciliation. We define “free cash flow (usage)” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes that free cash flow (usage) provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow (usage) is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow (usage) should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow (usage).

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by operating activities	$1,115	$495
Purchases of rental equipment	(1,499)	(1,109)
Purchases of non-rental equipment	(71)	(76)
Proceeds from sales of rental equipment	356	258
Proceeds from sales of non-rental equipment	15	26
Excess tax benefits from share-based payment arrangements, net	—	(4)
Free cash usage	$(84)	$(410)

Free cash usage for the nine months ended September 30, 2013 was $84, a decrease of $326 as compared to free cash usage of $410 for the nine months ended September 30, 2012. Free cash usage decreased primarily due to increased net cash provided by operating activities and increased proceeds from sales of rental equipment, partially offset by increased purchases of rental equipment. Free cash flow for the nine months ended September 30, 2013 and 2012 includes the impact of the RSC merger costs discussed above.
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
Interest Rate Risk. As of September 30, 2013, we had an aggregate of $1,940 of indebtedness that bears interest at variable rates, comprised of $1,478 of borrowings under the ABL facility and $462 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on September 30, 2013 were 2.2 percent for the ABL facility and 0.9 percent for the accounts receivable securitization facility. As of September 30, 2013, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $12 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2013, we had an aggregate of $5.6 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2013 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 14.0 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $55.00 or $60.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 10.1 million or 10.4 million shares, respectively. Based on the price of our common stock during the third quarter of 2013, holders of the 4 percent Convertible Notes have the right to redeem the notes during the fourth quarter of 2013 at a conversion price of $11.11 per share of common stock. Since October 1, 2013 (the beginning of the fourth quarter), none of the 4 percent Convertible Senior Notes were redeemed.
If the total $156 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $818, assuming a conversion price of $58.29 (the closing price of our common stock on September 30, 2013) per share of common stock. The $156 principal amount would be settled in cash, and the remaining $662 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the September 30, 2013 closing stock price, approximately 11 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $662 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $14 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our September 30, 2013 closing stock price, we estimate that we would receive approximately $55 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $15.01.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2013 to July 31, 2013	293,977	(1)	$51.54	293,400	—
August 1, 2013 to August 31, 2013	2,611	(1)	$55.57	—	—
September 1, 2013 to September 30, 2013	2,016	(1)	$55.13	—	—
Total	298,604		$51.60	293,400	$—

(1)
In July 2013, August 2013 and September 2013, 577, 2,611 and 2,016 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
In December 2011, in connection with the RSC acquisition, our Board announced its intention to authorize a stock buyback of up to $200 million of Holdings' common stock, which we intended to complete within 18 months after the April 30, 2012 closing of the RSC acquisition and completed as of September 30, 2013. Our Board announced its authorization of the stock buyback in April 2012.

On October 15, 2013, the Company’s Board of Directors authorized a $500 million share repurchase program. The Company’s current intention is to complete such program within 18 months.

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

3(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. Form 10-Q for the quarter ended June 30, 2013)

3(d)	By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. Form 10-Q for the quarter ended June 30, 2013)

10(a)
Amendment No. 2 to the Third Amended and Restated Receivables Purchase Agreement and Amendment No. 1 to the Third Amended and Restated Purchase and Contribution Agreement, dated as of September 17, 2013, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Market Street Funding, LLC, The Bank of Nova Scotia, PNC Bank, National Association, Bank of America, National Association, and The Bank of Tokyo-Mitsubishi UFJ. Ltd., New York Branch (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Form 8-K filed on September 23, 2013)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for the Company and URNA, for the quarter ended September 30, 2013, filed on October 16, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	October 15, 2013	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 15, 2013	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer