Form 10-K
period 2013-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2014-01-22
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
Commission File Number 1-14387
United Rentals, Inc.
Commission File Number 1-13663
United Rentals (North America), Inc.
(Exact Names of Registrants as Specified in Their Charters)

__________________________________________________________________________________________

Delaware Delaware	06-1522496 86-0933835
(States of Incorporation)	(I.R.S. Employer Identification Nos.)

100 First Stamford Place, Suite 700, Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)
Registrants’ Telephone Number, Including Area Code: (203) 622-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value, of United Rentals, Inc.	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2013 there were 93,454,763 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2013 was approximately $4.13 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $49.91.
As of January 20, 2014, there were 93,217,882 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2014, are incorporated by reference into Part III of this annual report.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that RSC Holdings Inc. ("RSC") or other companies that we have acquired or may acquire, in our specialty business or otherwise, could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

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

•
our significant indebtedness (which totaled $7.2 billion at December 31, 2013) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

•	inability to refinance our indebtedness at terms that are favorable to us, or at all;

•	incurrence of additional debt, which could exacerbate the risks associated with our current level of indebtedness;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	restrictive covenants and amount of borrowings permitted in our debt instruments, which can limit our financial and operational flexibility;

•	inability to benefit from government spending, including spending associated with infrastructure projects;

•	fluctuations in the price of our common stock and inability to complete stock repurchases in the time frame and/or on the terms anticipated;

•	rates we charge and time utilization we achieve being less than anticipated;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	inability to access the capital that our businesses or growth plans may require;

•	incurrence of impairment charges;

•	the fact that our holding company structure requires us to depend in part on distributions from subsidiaries and such distributions could be limited by contractual or legal restrictions;

•	increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	shortfalls in our insurance coverage;

•
our charter provisions as well as provisions of certain debt agreements and our significant indebtedness may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	turnover in our management team and inability to attract and retain key personnel;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	inability to sell our new or used fleet in the amounts, or at the prices, we expect;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental, safety and foreign law and regulations;

•
labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally;

•	increases in our maintenance and replacement costs and/or decreases in the residual value of our equipment; and

•	other factors discussed under Item 1A-Risk Factors, and elsewhere in this annual report.

1

We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

2

PART I
United Rentals, Inc., incorporated in Delaware in 1997, is principally a holding company. We primarily conduct our operations through our wholly owned subsidiary, United Rentals (North America), Inc., and its subsidiaries. As used in this report, the term “Holdings” refers to United Rentals, Inc., the term “URNA” refers to United Rentals (North America), Inc., and the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, in each case unless otherwise indicated.
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2014.

Item 1.    Business
General
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 832 rental locations in the United States and Canada as well as centralized call centers and online capabilities. We offer approximately 3,100 classes of equipment for rent to construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and other customers. In 2013, we generated total revenue of $5.0 billion, including $4.2 billion of equipment rental revenue.
As of December 31, 2013, our fleet of rental equipment included approximately 410,000 units. The total original equipment cost of our fleet (“OEC”), based on the initial consideration paid, was $7.7 billion at December 31, 2013, compared with $7.2 billion at December 31, 2012. The fleet includes:

•
General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and materials handling equipment. In 2013, 2012 and 2011, respectively, general construction and industrial equipment accounted for approximately 44 percent, 45 percent and 41 percent of our equipment rental revenue;

•
Aerial work platforms, such as boom lifts and scissor lifts. In 2013, 2012 and 2011, respectively, aerial work platforms accounted for approximately 36 percent, 36 percent and 39 percent of our equipment rental revenue;

•
General tools and light equipment, such as pressure washers, water pumps and power tools. In 2013, 2012 and 2011, respectively, general tools and light equipment accounted for approximately 9 percent, 9 percent and 8 percent of our equipment rental revenue;

•
Power and HVAC (heating, ventilating and air conditioning) equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment. In 2013, 2012 and 2011, power and HVAC equipment accounted for approximately 6 percent of our equipment rental revenue; and

•
Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work. In 2013, 2012 and 2011, respectively, trench safety equipment accounted for approximately 5 percent, 4 percent and 6 percent of our equipment rental revenue.

In addition to renting equipment, we sell new and used equipment as well as related parts and service, and contractor supplies.
Acquisition of RSC
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings Inc. ("RSC"). The results of RSC's operations have been included in our consolidated financial statements since that date. RSC, which had total revenue of $1.5 billion for 2011, was one of the largest equipment rental providers in North America, and as of December 31, 2011 had a network of 440 rental locations in 43 U.S. states and three Canadian provinces. For additional information concerning the RSC acquisition, see note 3 to our consolidated financial statements.
Strategy
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and cost control.
Our strategy calls for:

•	An increasing proportion of revenue derived from key accounts, a group that includes national accounts and strategic accounts, among others;

•	A consistently superior standard of service to customers, often provided through a single point of contact;

•	A targeted presence in industrial and specialty rental markets; and

•	Positioning ourselves as a single-source provider of total jobsite solutions through our extensive product and service resources and technology offerings.
In 2012, we adopted the American Rental Association criteria for reporting rental rates, time utilization and OEC; 2013 and 2012 operating metrics have been presented on this same basis.
For the full year 2013, compared with 2012, we achieved:

•	A 4.2 percent increase in rental rates on a pro forma basis (that is, assuming United Rentals and RSC were combined for full year 2012);

•	A 22.1 percent increase in the volume of OEC on rent, which reflects the impact of the RSC acquisition, increased capital expenditures on rental fleet and improved asset productivity;

•	Strong time utilization on a significantly larger fleet. Time utilization was 68.2 percent and 67.5 percent for 2013 and 2012, respectively;

•
61 percent of equipment rental revenue derived from key accounts in 2013, as compared to 60 percent in 2012 on a pro forma basis. Key accounts are each managed by a single point of contact to enhance customer service;

•
42 percent of equipment rental revenue derived from national accounts in 2013 and in 2012 on a pro forma basis. National accounts, a subset of key accounts, are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple locations;

•
Continued investment in our higher margin trench safety, power and HVAC (also referred to as "specialty") segment with an increase of 16 specialty rental locations in 2013, comprised of 11 in the United States and 5 in Canada;

•
A 1.3 percentage point improvement in selling, general and administrative expenses as a percentage of revenue. The improvement in our SG&A performance reflects, in part, the cost synergies we realized from the merger with RSC, estimated to be approximately $110 million in 2013; and

•	Approximately $126 million of additional synergies recognized in cost of equipment rentals, after which the total estimated synergies were $236 million.
In 2014, we will intensify our disciplined focus on profitability and return on invested capital. In particular, our strategy calls for:

•
The further optimization of our customer mix and fleet mix, with a dual objective: to enhance our performance in serving our current customer base, and to focus on the accounts and customer types that are best suited to our strategy for profitable growth. We believe these efforts will lead to even better service of our target accounts, primarily large construction and industrial customers, as well as select local contractors. Our fleet teams will use similar analyses to identify trends in equipment categories and define action plans that can generate improved returns;

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. Having completed eight branch pilots in late 2013, we are now in the early stages of launching this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations; and

•
The continued expansion of our trench safety, power and HVAC footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 10 specialty rental branches and 3 tool hubs in 2014, to further position United Rentals as a single source provider of total jobsite solutions.

Industry Overview and Economic Outlook
United Rentals serves three principal end markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. In 2013, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:

•
Industrial and other non-construction rentals represented approximately 50 percent of our rental revenue, primarily reflecting rentals to manufacturers, energy companies, chemical companies, paper mills, railroads, shipbuilders, utilities, retailers and infrastructure entities;

•
Commercial construction rentals represented approximately 46 percent of our rental revenue, primarily reflecting rentals related to the construction and remodeling of facilities for office space, lodging, healthcare and other commercial purposes; and

•	Residential rentals represented approximately four percent of our rental revenue, primarily reflecting rentals of equipment for the construction and renovation of homes.
We estimate that overall North American construction activity (including industrial and other non-construction, commercial and residential) grew approximately 5 percent in 2013 year-over-year, and that North American equipment rental revenue grew approximately 7 percent year-over-year. We believe the growth in rental revenue exceeded underlying construction activity, in part, because of a continuing shift from the owning of equipment to renting (“secular penetration”).
In this environment, we increased our full year rental revenue by 7.0 percent year-over-year on a pro forma basis, outpacing the recovery in the overall construction market. We believe the revenue increase reflects a combination of positive factors: the improvement in our operating environment; further secular penetration; and the benefit of our strategy, particularly our increased focus on key customers.
In 2014, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to recover and drive demand for equipment rental services. Specifically, we expect overall North American construction activity and equipment rental revenue to increase approximately 8 percent.
Competitive Advantages
We believe that we benefit from the following competitive advantages:
Large and Diverse Rental Fleet. Our large and diverse fleet allows us to serve large customers that require substantial quantities and/or wide varieties of equipment. We believe our ability to serve such customers should allow us to improve our performance and enhance our market leadership position.
We manage our rental fleet, which is the largest and most comprehensive in the industry, utilizing a life-cycle approach that focuses on satisfying customer demand and optimizing utilization levels. As part of this life-cycle approach, we closely monitor repair and maintenance expense and can anticipate, based on our extensive experience with a large and diverse fleet, the optimum time to dispose of an asset. Our fleet age, which is calculated on an OEC-weighted basis, was 45.2 months at December 31, 2013 compared with 47.2 months at December 31, 2012. At December 31, 2013, 92 percent of our fleet was current on its manufacturer's recommended maintenance.
Significant Purchasing Power. We purchase large amounts of equipment, contractor supplies and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.
National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. Establishing a single point of contact for our key accounts helps us to provide customer service management that is more consistent and satisfactory. During the years ended December 31, 2013 and 2012, 61 percent and 60 percent, respectively, of our equipment rental revenues, on a pro forma basis assuming United Rentals and RSC were combined for full year 2012, were derived from accounts, including National Accounts and other key accounts, that are managed by a single point of contact.
Operating Efficiencies. We benefit from the following operating efficiencies:

•
Equipment Sharing Among Branches. We generally group our branches into districts of five to 10 locations that are in the same geographic area. Our districts are generally grouped into regions of five to seven districts. Each branch within a region can access equipment located elsewhere in the region. This sharing increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Additionally, fleet sharing allows us to be more disciplined with our capital spend.

•
Customer Care Center. We have a Customer Care Center ("CCC") with locations in Tampa, Florida and Charlotte, North Carolina that handles all 1-800-UR-RENTS telephone calls. The CCC handles many of the 1-800-UR-RENTS telephone calls without having to route them to individual branches, and allows us to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.

•
Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our branches, such as accounts payable, payroll, benefits and risk management, information technology and credit and collection.

Information Technology Systems. We have a wide variety of information technology systems, some proprietary and some licensed, that supports our operations. This information technology infrastructure facilitates our ability to make rapid and informed decisions, respond quickly to changing market conditions and share rental equipment among branches. We have an in-house team of information technology specialists that supports our systems.
Strong Brand Recognition. As the largest equipment rental company in the world, we have strong brand recognition, which helps us to attract new customers and build customer loyalty.
Geographic and Customer Diversity. We have 832 rental locations in 49 states and 10 Canadian provinces and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:

•	enabling us to better serve National Account customers with multiple locations;

•	helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America; and

•	reducing our dependence on any particular customer.
 Our operations in Canada are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. For additional financial information regarding our geographic diversity, see note 4 to our consolidated financial statements.
Strong and Motivated Branch Management. Each of our full-service branches has a branch manager who is supervised by a district manager. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them, within budgetary guidelines, to make day-to-day decisions concerning branch matters. Each regional office has a management team that monitors branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews.
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2013, our employees enhanced their skills through over 315,000 hours of training, including safety training, sales and leadership training, equipment-related training from our suppliers and online courses covering a variety of relevant subjects.
Risk Management and Safety Programs. Our risk management department is staffed by experienced professionals directing the procurement of insurance, managing claims made against the Company, and developing loss prevention programs to address workplace safety, driver safety and customer safety. The department’s primary focus is on the protection of our employees and assets, as well as protecting the Company from liability for accidental loss.
Segment Information
We have two reportable segments–general rentals and trench safety, power and HVAC. Segment financial information is presented in note 4 to our consolidated financial statements. The general rentals segment includes the rental of construction, aerial and industrial equipment, general tools and light equipment, and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment comprises 12 geographic regions–Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada–and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, and the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
Products and Services
Our principal products and services are described below.
Equipment Rental. We offer for rent approximately 3,100 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; and general tools and light equipment. The age of our fleet was 45.2 months at December 31, 2013, compared to 47.2 months at December 31, 2012.
Sales of Rental Equipment. We routinely sell used rental equipment and invest in new equipment in order to manage repairs and maintenance costs, as well as the composition and size of our fleet. We also sell used equipment in response to customer demand for the equipment. Consistent with the life-cycle approach we use to manage our fleet, the rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the market for used equipment, the age of our fleet and the need to adjust fleet composition to meet customer demand.
We utilize many channels to sell used equipment: through our national sales force, which can access many resale markets across North America; at auction; through brokers; and directly to manufacturers. We also sell used equipment through our website, which includes an online database of used equipment available for sale.
Sales of New Equipment. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie, JLG and Skyjack (aerial lifts); Multiquip, Wacker and Honda USA (compaction equipment, generators and pumps); Sullair (compressors); Skytrak and JLG (rough terrain reach forklifts); Takeuchi (skid-steer loaders); Terex (telehandlers); and DeWalt (generators). The type of new equipment that we sell varies by location.
Contractor Supplies Sales. We sell a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Our target customers for contractor supplies are our existing rental customers.
Service and Other Revenues. We also offer repair, maintenance and rental protection services and sell parts for equipment that is owned by our customers. Our target customers for these types of ancillary services are our current rental customers as well as those who purchase both new and used equipment from our branches.
Customers
Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. In 2013, our largest customer accounted for approximately one percent of our revenues and our top 10 customers in the aggregate accounted for approximately six percent of our revenues.
Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch as well as the business composition of the local economy, including construction opportunities with different customers. Our customers include:

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
Sales Force. Our sales representatives work in our branches and at our customer care center, and are responsible for calling on existing and potential customers as well as assisting our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on strategies for maximizing the value of each transaction.
National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. Our National Account team closely coordinates its efforts with the local sales force in each area.

E-Rentals. Our customers can rent or buy equipment online 24 hours a day, seven days a week, at our E-Rentals portal, which can be found at http://www.ur.com. Our customers can also use our UR data application to access real-time reports on their business activity with us.
Advertising. We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.
Total Control®. We utilize a proprietary software application, Total Control®, which provides our key customers with a single in-house software application that enables them to monitor and manage all their equipment needs. This software can be integrated into the customers' enterprise resource planning system. Total Control® is a unique customer service tool that enables us to develop strong, long-term relationships with our larger customers.
Suppliers
Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure that the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, the terms being offered, product liability history, customer acceptance and financial strength. We estimate that our largest supplier accounted for approximately 32 percent of our 2013 purchases of equipment, measured on a dollar basis, and that our 10 largest suppliers in the aggregate accounted for approximately 71 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.
Information Technology Systems
In support of our rental business, we have information technology systems which facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. These systems are accessible to management, branch and call center personnel. Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of our strategy. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our IBM System i™ system located at our data center. Rental transactions can be entered at these workstations and processed on a real-time basis.
These systems:

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

•	permit customers to access their accounts online; and

•	allow management to obtain a wide range of operational and financial data.
Our information technology systems and website are supported by our in-house group of information technology specialists working in conjunction with our strategic technology partners and service providers. This group trains our branch personnel; upgrades and customizes our systems; provides hardware and technology support; operates a support desk to assist branch and other personnel in the day-to-day use of the systems; extends the systems to newly acquired locations; and manages our website.
We have a fully functional back-up facility designed to enable business continuity for our core rental and financial systems in the event that our main computer facility becomes inoperative. This back-up facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.
Competition
The U.S. equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 12 percent market share based on 2013 equipment rental revenues from construction and industrial equipment as measured by the American Rental Association (“ARA”). Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rate pressure.
Environmental and Safety Regulations
Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we send hazardous wastes for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations.
Employees
We have approximately 11,850 employees. Of these, approximately 3,650 are salaried personnel and approximately 8,200 are hourly personnel. Collective bargaining agreements relating to approximately 77 separate locations cover approximately 850 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
Available Information
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is http://www.ur.com. The information contained on our website is not incorporated by reference in this document.

Item  1A.    Risk Factors
Our business, results of operations and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities.
Our business is cyclical in nature and the economic downturn that commenced in the latter part of 2008 and continued through 2010, and the resulting decreases in North American construction and industrial activities, adversely affected our revenues and operating results by decreasing the demand for our equipment and the prices that we could charge. A slowdown in the economic recovery or a decrease in general economic activity could have adverse effects on our revenues and operating results.
Our rental equipment is used significantly in private non-residential construction, which is cyclical in nature. Trench safety, power and HVAC equipment is principally used in connection with construction and industrial activities. Our industry experienced a decline in construction and industrial activity as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010, although in 2013 we saw modest improvements in the pace of the recovery that began late in the first quarter of 2010. The weakness in our end markets led to a decrease in the demand for our equipment and in the rates we realized. Such decreases adversely affect our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. While many areas of the global economy are improving, a slowdown in the economic recovery or worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	a decrease in expected levels of infrastructure spending;

•	a lack of availability of credit;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.
Our significant indebtedness exposes us to various risks.
At December 31, 2013, our total indebtedness was $7.2 billion. Our substantial indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:

•	increasing our vulnerability to, and limiting our flexibility to plan for, or react to, adverse economic, industry or competitive developments;

•	making it more difficult to pay or refinance our debts as they become due during periods of adverse economic, financial market or industry conditions;

•
requiring us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes, including funding working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes, or otherwise constraining our financial flexibility;

•	restricting our ability to move operating cash flows to Holdings. URNA’s payment capacity is restricted under the covenants in the indentures governing its outstanding indebtedness;

•
affecting our ability to obtain additional financing for working capital, acquisitions or other purposes, particularly since substantially all of our tangible assets are subject to security interests relating to existing indebtedness;

•	decreasing our profitability or cash flow;

•	causing us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	causing us to be disadvantaged compared to competitors with less debt and lower debt service requirements;

•	resulting in a downgrade in our credit rating or the credit ratings of any of the indebtedness of our subsidiaries which could increase the cost of further borrowings;

•	requiring our debt to become due and payable upon a change in control; and

•	limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2013, we had $1.5 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 21 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
We depend on cash on hand and cash flows from operations to make scheduled debt payments. To a significant extent, our ability to do so is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to generate sufficient cash flow from operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	limiting our growth;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.

Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.
We may not be able to refinance our indebtedness on favorable terms, if at all. Our inability to refinance our indebtedness could materially and adversely affect our liquidity and our ongoing results of operation.
Our ability to refinance indebtedness will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, prospects, results of operations, financial condition, cash flows and make us vulnerable to adverse industry and general economic conditions.
We may be able to incur substantially more debt and take other actions that could diminish our ability to make payments on our indebtedness when due, which could further exacerbate the risks associated with our current level of indebtedness.
Despite our indebtedness level, we may be able to incur substantially more indebtedness in the future. We are not fully restricted under the terms of the indentures or agreements governing our indebtedness from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions, any of which could diminish our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our current level of indebtedness. If new debt is added to our or any of our existing and future subsidiaries' current debt, the related risks that we now face could intensify.
If we are unable to satisfy the financial and other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
Under the agreement governing our senior secured asset-based revolving credit facility (“ABL facility”), we are required, among other things, to satisfy certain financial tests relating to: (i) the fixed charge coverage ratio and (ii) the ratio of senior secured debt to adjusted EBITDA (as such ratios are described in the agreement governing our ABL facility). As discussed in note 12 to our consolidated financial statements, in October 2011, we amended the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the ABL facility and $150 million. Since the October 2011 amendment of the ABL facility and through December 31, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding (as such ratios and tests are described in the agreement governing our accounts receivable securitization facility). If we are unable to satisfy these or any other of the relevant covenants, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
In addition to financial covenants, various other covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose significant operating and financial restrictions on us and our restricted subsidiaries. Such covenants include, among other things, limitations on: (1) liens; (2) sale-leaseback transactions; (3) indebtedness; (4) mergers, consolidations and acquisitions; (5) sales, transfers and other dispositions of assets; (6) loans and other investments; (7) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (8) dividends, other payments and other matters affecting subsidiaries; (9) transactions with affiliates; and (10) issuances of disqualified capital stock. Future debt agreements we enter into may include similar provisions.
              These restrictions may also make more difficult or discourage a takeover of us, whether favored or opposed by our management and/or our Board of Directors.
              Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing, or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.
              A breach of any of the covenants or restrictions contained in these agreements could result in an event of default. Such a default could allow our debt holders to accelerate repayment of the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies, and/or to declare all borrowings outstanding thereunder to be due and payable. If our debt is accelerated, our assets may not be sufficient to repay such debt.
The amount of borrowings permitted under our ABL facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.
The amount of borrowings permitted at any time under our ABL facility is limited to a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under our ABL facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agents in respect of the calculation of such borrowing base value. The inability to borrow under our ABL facility may adversely affect our liquidity, results of operations and financial position.
We rely on available borrowings under the ABL facility and the accounts receivable securitization facility for cash to operate our business, which subjects us to market and counterparty risk, some of which is beyond our control.
In addition to cash we generate from our business, our principal existing sources of cash are borrowings available under the ABL facility and the accounts receivable securitization facility. If our access to such financing was unavailable or reduced, or if such financing were to become significantly more expensive for any reason, we may not be able to fund daily operations, which would cause material harm to our business or could affect our ability to operate our business as a going concern. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the facilities, we may not be able to access all or a portion of these funds, which could have similar adverse consequences.
Our growth strategies may be unsuccessful if we are unable to identify and complete future acquisitions and successfully integrate acquired businesses or assets.
We have historically achieved a significant portion of our growth through acquisitions, most recently with our acquisition of RSC in 2012. We will continue to consider potential acquisitions on a selective basis, including potential growth opportunities for our trench safety, power and HVAC specialty business. From time-to-time we have also approached, or have been approached, to explore consolidation opportunities with other public companies or large privately-held companies. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future, with respect to our specialty business or otherwise, or that we will be able to consummate any such transactions on terms and conditions acceptable to us.
In addition, it is possible that we will not realize the expected benefits from any completed acquisitions, including the RSC acquisition, or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including:

•
unrecorded liabilities of acquired companies and unidentified issues that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller;

•	greater than expected expenses such as the need to obtain additional debt or equity financing for any transaction;

•	unfavorable accounting treatment and unexpected increases in taxes;

•	adverse effects on our ability to maintain relationships with customers, employees and suppliers;

•	inherent risk associated with entering a geographic area or line of business in which we have no or limited experience;

•	difficulty in assimilating the operations and personnel of an acquired company within our existing operations, including the consolidation of corporate and administrative functions;

•	difficulty in integrating marketing, information technology and other systems;

•	difficulty in conforming standards, controls, procedures and policies, business cultures and compensation structures;

•	difficulty in identifying and eliminating redundant and underperforming operations and assets;

•	loss of key employees of the acquired company;

•	operating inefficiencies that have a negative impact on profitability;

•	impairment of goodwill or other acquisition-related intangible assets;

•	failure to achieve anticipated synergies or receiving an inadequate return of capital; and

•	strains on management and other personnel time and resources to evaluate, negotiate and integrate acquisitions.
Our failure to address these risks or other problems encountered in connection with the RSC acquisition and other past or future acquisitions could cause us to fail to realize the anticipated benefits of these acquisitions, cause us to incur unanticipated liabilities and harm our business generally. In addition, if we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially and adversely affect our business, results of operations, financial condition, cash flows, our ability to introduce new services and products and the market price of our stock.
We would expect to pay for any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities, or the risks associated with debt incurrence.
We have also spent resources and efforts, apart from acquisitions, in attempting to grow and enhance our rental business over the past few years. These efforts place strains on our management and other personnel time and resources, and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support any of our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.
Our operating results may fluctuate, which could affect the trading value of our securities.
Our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions and the factors discussed above under “Cautionary Statement Regarding Forward-Looking Statements”, include, but are not limited to:

•	the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;

•	changes in private non-residential construction spending or government funding for infrastructure and other construction projects;

•	changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, competition or other factors;

•	commodity price pressures and the resultant increase in the cost of fuel and steel to our equipment suppliers, which can result in increased equipment costs for us;

•	other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;

•	labor shortages, work stoppages or other labor difficulties;

•	potential enactment of new legislation affecting our operations or labor relations;

•	completion of acquisitions, divestitures or recapitalizations;

•	increases in interest rates and related increases in our interest expense and our debt service obligations;

•
the possible need, from time to time, to record goodwill impairment charges or other write-offs or charges due to a variety of occurrences, such as the adoption of new accounting standards, the impairment of assets, rental location divestitures, dislocation in the equity and/or credit markets, consolidations or closings, restructurings, the refinancing of existing indebtedness or the buy-out of equipment leases; and

•	currency risks and other risks associated with international operations.
Our common stock price has fluctuated significantly and may continue to do so in the future.
Our common stock price has fluctuated significantly and may continue to do so in the future for a number of reasons, including:

•	announcements of developments related to our business;

•	market perceptions of any proposed merger or acquisition and the likelihood of our involvement in other merger and acquisition activity;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations;

•	departure of key personnel;

•	purchases or sales of large blocks of our stock by institutional investors or transactions by insiders;

•	fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers;

•	investor perceptions of the equipment rental industry in general and our Company in particular;

•	expectations regarding our share repurchase program; and

•	the operating and stock performance of comparable companies or related industries.
In addition, prices in the stock market have been volatile over the past few years. In certain cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our operating performance.
We cannot guarantee that we will repurchase our common stock pursuant to our recently announced share repurchase program or that our share repurchase program will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our common stock and could diminish our cash reserves.
On October 15, 2013, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $500 million, excluding fees, commissions and other ancillary expenses. Currently, we intend to complete the share repurchase program within 18 months from the date of such authorization.
Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market, business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Further, our share repurchase program may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
If we are unable to collect on contracts with customers, our operating results would be adversely affected.
One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally would be expected to increase if there was a slowdown in the economic recovery or worsening of economic conditions.
If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business.
If the cash that we generate from our business, together with cash that we may borrow under the ABL facility and accounts receivable securitization facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing or such financing may include terms that are not satisfactory to us. We may not be able to obtain additional debt financing as a result of prevailing interest rates or other factors, including the presence of covenants or other restrictions under the ABL facility and/or other agreements governing our debt. In the event we seek to obtain equity financing, our stockholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, growth plans and refinancing existing indebtedness.

If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
At December 31, 2013, we had $3.0 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results.
We have a holding company structure and depend in part on distributions from our subsidiaries to pay amounts due on our indebtedness. Certain provisions of law or contractual restrictions could limit distributions from our subsidiaries.
We derive substantially all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we depend in part on the earnings of our subsidiaries, and the payment or other distribution to us of these earnings, to meet our obligations under our outstanding debt. Provisions of law, such as those requiring that dividends be paid only from surplus, could limit the ability of our subsidiaries to make payments or other distributions to us. Furthermore, these subsidiaries could in certain circumstances agree to contractual restrictions on their ability to make distributions.
We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.
We are in the ordinary course exposed to a variety of claims relating to our business. These claims include those relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees and (iii) employment-related claims. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover these claims for a number of reasons, including:

•
our insurance policies, reflecting a program structure that we believe reflects market conditions for companies our size, are often subject to significant deductibles or self-insured retentions: $2 million per occurrence for each general liability or automobile liability claim, and $1 million per occurrence for each workers’ compensation claim;

•
our director and officer liability insurance policy has no deductible for individual non-indemnifiable loss, but is subject to a $2.5 million deductible for company reimbursement coverage; further, most of our director and officer coverage is subject to certain exclusions;

•
we do not currently maintain Company-wide stand-alone coverage for environmental liability (other than legally required coverage), since we believe the cost for such coverage is high relative to the benefit it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.
We establish and semi-annually evaluate our loss reserves to address casualty claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claim or claims that exceed our established levels of reserves, or that are not otherwise covered by insurance, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. For instance, during the fourth quarter of 2010, we recognized a charge of $24 million related to our provision for self-insurance reserves. The charge in particular reflected adverse experience in our portfolio of automobile and general liability claims, as well as workers' compensation claims. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.
Our charter provisions, as well as other factors, may affect the likelihood of a takeover or change of control of the Company.
Although our Board elected not to extend our stockholders’ rights plan upon its expiration in September 2011, we still have in place certain charter provisions, such as the inability for stockholders to act by written consent, that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. We are also subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the ABL facility and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and generally would require us to offer to repurchase our outstanding senior and senior subordinated notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.
Turnover of members of our management and our ability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.
Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world for top management talent is generally significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain our senior management staff will be successful. Moreover, given the volatility in our stock price, it may be more difficult and expensive to recruit and retain employees, particularly senior management, through grants of stock or stock options. This in turn could place greater pressure on the Company to increase the cash component of its compensation packages, which may adversely affect our operating results. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.
Our operational and cost reduction strategies may not generate the improvements and efficiencies we expect.
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2014 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.
We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we depend on and are exposed to the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.
If our rental fleet ages, our operating costs may increase, we may be unable to pass along such costs, and our earnings may decrease. The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.
If our rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on our results of operations.
The cost of new equipment for use in our rental fleet could also increase due to increased material costs for our suppliers or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.
Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.
The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors that operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new competitors. Competitive pressures could adversely affect our revenues and operating results by, among other things, decreasing our rental volumes, depressing the prices that we can charge or increasing our costs to retain employees.
Disruptions in our information technology systems could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.
Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.
We are subject to numerous environmental and safety regulations. If we are required to incur compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected.
Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, stormwater, solid and hazardous waste and materials, and air quality. Under these laws, we may be liable for, among other things, (i) the costs of investigating and remediating any contamination at our sites as well as sites to which we send hazardous waste for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations.
Based on conditions currently known to us, we do not believe that any pending or likely remediation and/or compliance effort will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected, depending on the magnitude of such costs.
We have operations throughout the United States, which exposes us to multiple state and local regulations, in addition to federal law and requirements as a government contractor. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
Our 718 branch locations in the United States are located in 49 states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 850 employees who are represented by unions and covered by collective bargaining agreements and approximately 11,000 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
Under the collective bargaining agreements that we have signed, we are obligated to contribute to several multiemployer pension plans on behalf of some of our unionized employees. A multiemployer pension plan is a plan that covers the union-represented workers of various unrelated companies. Under the Employee Retirement Income Security Act, a contributing employer to an underfunded multiemployer plan is liable, generally upon withdrawal from a plan, for its proportionate share of the plan's unfunded vested liability. We currently have no intention of withdrawing from any multiemployer plan. However, there can be no assurance that we will not withdraw from one or more multiemployer plans in the future and be required to pay material amounts of withdrawal liability if one or more of those plans are underfunded at the time of withdrawal.
Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, we could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch. Although we have used, and may continue to use, futures contracts to hedge against fluctuations in fuel prices, a significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
Our rental fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.
The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age and the performance of preventive maintenance;

•	the time of year that it is sold;

•	the supply of used equipment on the market;

•	the existence and capacities of different sales outlets;

•	the age of the equipment at the time it is sold;

•	worldwide and domestic demand for used equipment; and

•	general economic conditions.
We include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of our used rental equipment at prices that fall significantly below our projections and/or in lesser quantities than we anticipate will have a negative impact on our results of operations and cash flows.
We have operations outside the United States. As a result, we may incur losses from currency conversions and have higher costs than we otherwise would have due to the need to comply with foreign laws.
Our operations in Canada are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to currency exchange risk.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of January 1, 2014, we operated 832 rental locations. 718 of these locations are in the United States and 114 are in Canada. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench safety, power and HVAC (TPH) segments.

United States
•	Alabama (GR 20, TPH 3)	•	Maine (GR 2)	•	Ohio (GR 14, TPH 3)
•	Alaska (GR 2)	•	Maryland (GR 9, TPH 3)	•	Oklahoma (GR 21, TPH 2)
•	Arizona (GR 16, TPH 3)	•	Massachusetts (GR 6, TPH 2)	•	Oregon (GR 10, TPH 1)
•	Arkansas (GR 11)	•	Michigan (GR 4)	•	Pennsylvania (GR 14, TPH 1)
•	California (GR 60, TPH 13)	•	Minnesota (GR 8, TPH 1)	•	Rhode Island (GR 1)
•	Colorado (GR 12, TPH 2)	•	Mississippi (GR 10)	•	South Carolina (GR 12, TPH 3)
•	Connecticut (GR 6, TPH 1)	•	Missouri (GR 12, TPH 3)	•	South Dakota (GR 2)
•	Delaware (GR 2)	•	Montana (GR 1)	•	Tennessee (GR 17, TPH 3)
•	Florida (GR 24, TPH 8)	•	Nebraska (GR 4, TPH 1)	•	Texas (GR 91, TPH 14)
•	Georgia (GR 23, TPH 2)	•	Nevada (GR 4, TPH 3)	•	Utah (GR 2, TPH 1)
•	Idaho (GR 2)	•	New Hampshire (GR 1, TPH 1)	•	Vermont (GR 1)
•	Illinois (GR 14, TPH 2)	•	New Jersey (GR 9, TPH 4)	•	Virginia (GR 18, TPH 4)
•	Indiana (GR 11, TPH 1)	•	New Mexico (GR 9)	•	Washington (GR 18, TPH 5)
•	Iowa (GR 11, TPH 1)	•	New York (GR 13)	•	West Virginia (GR 5)
•	Kansas (GR 10)	•	North Carolina (GR 20, TPH 3)	•	Wisconsin (GR 9, TPH 1)
•	Kentucky (GR 8)	•	North Dakota (GR 6, TPH 1)	•	Wyoming (GR 5)
•	Louisiana (GR 28, TPH 4)

Canada
•	Alberta (GR 21, TPH 4)
•	British Columbia (GR 17, TPH 1)
•	Manitoba (GR 4)
•	New Brunswick (GR 7, TPH 1)
•	Newfoundland (GR 6)
•	Nova Scotia (GR 4)
•	Ontario (GR 26, TPH 3)
•	Prince Edward Island (GR 1)
•	Quebec (GR 8, TPH 1)
•	Saskatchewan (GR 8, TPH 2)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 109 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 7,300 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 61 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2024. Additionally, we maintain other corporate facilities including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2016, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2018. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 31,000 square feet under a lease that expires in 2015 and Charlotte, North Carolina, where we occupy approximately 55,000 square feet under a lease that expires in 2015.

Item 3.	Legal Proceedings
A description of legal proceedings can be found in note 14 to our consolidated financial statements, included in this report at Item 8—Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” The following table sets forth, for the periods indicated, the intra-day high and low sale prices for our common stock, as reported by the New York Stock Exchange.

	High	Low
2013:
First Quarter	$56.87	$46.67
Second Quarter	59.74	44.85
Third Quarter	59.84	49.51
Fourth Quarter	78.37	55.05
2012:
First Quarter	$44.12	$27.88
Second Quarter	47.98	29.07
Third Quarter	38.87	26.88
Fourth Quarter	45.83	31.47

As of January 1, 2014, there were 87 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
Dividend Policy
Holdings has not paid dividends on its common stock since inception. The payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our board of directors in light of conditions then existing, including earnings, financial condition and capital requirements, financing agreements, business conditions, stock price and other factors. The terms of certain agreements governing our outstanding indebtedness contain certain limitations on our ability to move operating cash flows to Holdings and/or to pay dividends on, or effect repurchases of, our common stock. In addition, under Delaware law, dividends may only be paid out of surplus or current or prior year’s net profits.
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2013 to October 31, 2013	240	(1)	$56.51	—	—
November 1, 2013 to November 30, 2013	138,416	(1)	$67.61	45,600	—
December 1, 2013 to December 31, 2013	92,136	(1)	$73.75	80,600	—
Total	230,792		$70.05	126,200	$491,077,986

(1)
In October 2013, November 2013 and December 2013, 240, 92,816 and 11,536 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)	Our Board approved a share repurchase program authorizing up to $500 million in repurchases of Holdings' common stock, which we intend to complete within 18 months after the October 2013 announcement.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2009 to 2013. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. In December 2006, we entered into a definitive agreement to sell our traffic control business and, as a result, the operations of our traffic control business are reflected as a discontinued operation for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Income statement data:
Total revenues	$4,955	$4,117	$2,611	$2,237	$2,358
Total cost of revenues	2,968	2,530	1,713	1,579	1,748
Gross profit	1,987	1,587	898	658	610
Selling, general and administrative expenses	642	588	407	367	408
RSC merger related costs	9	111	19	—	—
Restructuring charge	12	99	19	34	31
Non-rental depreciation and amortization	246	198	57	60	57
Operating income	1,078	591	396	197	114
Interest expense, net	475	512	228	255	226
Interest expense-subordinated convertible debentures, net	3	4	7	8	(4)
Other income, net	(5)	(13)	(3)	(3)	(1)
Income (loss) from continuing operations before provision (benefit) for income taxes	605	88	164	(63)	(107)
Provision (benefit) for income taxes	218	13	63	(41)	(47)
Income (loss) from continuing operations	387	75	101	(22)	(60)
Loss from discontinued operation, net of taxes	—	—	—	(4)	(2)
Net income (loss)	387	75	101	(26)	(62)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$4.14	$0.91	$1.62	$(0.38)	$(0.98)
Loss from discontinued operation	—	—	—	(0.06)	(0.04)
Net income (loss)	$4.14	$0.91	$1.62	$(0.44)	$(1.02)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$3.64	$0.79	$1.38	$(0.38)	$(0.98)
Loss from discontinued operation	—	—	—	(0.06)	(0.04)
Net income (loss)	$3.64	$0.79	$1.38	$(0.44)	$(1.02)

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance sheet data:
Total assets	$11,231	$11,026	$4,143	$3,693	$3,859
Total debt	7,173	7,309	2,987	2,805	2,951
Subordinated convertible debentures	—	55	55	124	124
Stockholders’ equity (deficit)	1,828	1,543	64	(20)	(19)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 832 rental locations in the United States and Canada as well as centralized call centers and online capabilities. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain compelling competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”), based on the initial consideration paid, of $7.7 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,100 classes of equipment for rent to construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and other customers. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2013, equipment rental revenues represented 85 percent of our total revenues.
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and cost control.
Our strategy calls for:

•	An increasing proportion of revenue derived from key accounts, a group that includes national accounts and strategic accounts, among others;

•	A consistently superior standard of service to customers, often provided through a single point of contact;

•	A targeted presence in industrial and specialty rental markets; and

•	Positioning ourselves as a single-source provider of total jobsite solutions through our extensive product and service resources and technology offerings.
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings Inc. (“RSC”). The results of RSC's operations have been included in our consolidated financial statements since that date. RSC, which had total revenue of $1.5 billion for 2011, was one of the largest equipment rental providers in North America, and as of December 31, 2011 had a network of 440 rental locations in 43 U.S. states and three Canadian provinces. Since the acquisition date, significant amounts of fleet have been moved between legacy United Rentals locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the 22.1 percent increase in 2013 in the volume of OEC on rent. For additional information concerning the RSC acquisition, see note 3 to our consolidated financial statements.
In 2012, we adopted the American Rental Association criteria for reporting rental rates, time utilization and OEC; 2013 and 2012 operating metrics have been presented on this same basis.
For the full year 2013, compared with 2012, we achieved:

•	A 4.2 percent increase in rental rates on a pro forma basis (that is, assuming United Rentals and RSC were combined for full year 2012);

•	A 22.1 percent increase in the volume of OEC on rent, which reflects the impact of the RSC acquisition, increased capital expenditures on rental fleet and improved asset productivity;

•	Strong time utilization on a significantly larger fleet. Time utilization was 68.2 percent and 67.5 percent for 2013 and 2012, respectively;

•
61 percent of equipment rental revenue derived from key accounts in 2013, as compared to 60 percent in 2012 on a pro forma basis. Key accounts are each managed by a single point of contact to enhance customer service;

•
42 percent of equipment rental revenue derived from national accounts in 2013 and in 2012 on a pro forma basis. National accounts, a subset of key accounts, are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple locations;

•
Continued investment in our higher margin trench safety, power and HVAC (also referred to as "specialty") segment with an increase of 16 specialty rental locations in 2013, comprised of 11 in the United States and 5 in Canada;

•
A 1.3 percentage point improvement in selling, general and administrative expenses as a percentage of revenue. The improvement in our SG&A performance reflects, in part, the cost synergies we realized from the merger with RSC, estimated to be approximately $110 in 2013; and

•	Approximately $126 of additional synergies recognized in cost of equipment rentals, after which the total estimated synergies were $236.
In 2014, we will intensify our disciplined focus on profitability and return on invested capital. In particular, our strategy calls for:

•
The further optimization of our customer mix and fleet mix, with a dual objective: to enhance our performance in serving our current customer base, and to focus on the accounts and customer types that are best suited to our strategy for profitable growth. We believe these efforts will lead to even better service of our target accounts, primarily large construction and industrial customers, as well as select local contractors. Our fleet teams will use similar analyses to identify trends in equipment categories and define action plans that can generate improved returns;

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. Having completed eight branch pilots in late 2013, we are now in the early stages of launching this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations; and

•
The continued expansion of our trench safety, power and HVAC footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 10 specialty rental branches and 3 tool hubs in 2014, to further position United Rentals as a single source provider of total jobsite solutions.

In 2014, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to recover and drive demand for equipment rental services. Specifically, we expect overall North American construction activity and equipment rental revenue to increase approximately 8 percent.
Financial Overview
Despite the challenges posed by recent economic and credit market conditions, and as discussed elsewhere in this report, we succeeded in taking a number of positive actions in 2013 and 2012 related to our capital structure, and have significantly improved our financial flexibility and liquidity. These actions, which are discussed in note 12 to our consolidated financial statements, include:

•
In March 2012, in connection with the RSC acquisition, we issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes due 2018, $750 aggregate principal amount of 7 3/8 percent Senior Notes due 2020 and $1,325 aggregate principal amount of 7 5/8 percent Senior Notes due 2022.

•	In March 2012, we increased the size of the ABL facility from $1.8 billion to $1.9 billion, and we increased it again in December 2013 to $2.3 billion.

•	In October 2012, we issued $400 aggregate principal amount of 6 1/8 percent Senior Notes due 2023.

•	In October 2012, we redeemed our 10 7/8 percent Senior Notes.

•	In December 2012, all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted.

•	In February 2013, we amended our accounts receivable securitization facility primarily to increase the facility size from $475 to $550.

•	In September 2013, we renewed our accounts receivable securitization facility.

•	In 2013, we retired all of our outstanding subordinated convertible debentures.

•	In December 2013, we announced the redemption of our 10 1/4 percent Senior Notes. The redemption was completed in January 2014.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of December 31, 2013, we had available liquidity of $1.37 billion, including cash of $175.

Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
Net income	$387	$75	$101
Diluted earnings per share	$3.64	$0.79	$1.38

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2013 include the impacts of the following special items (amounts presented on an after-tax basis):

	Year Ended December 31,
	2013		2012		2011
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
RSC merger related costs (1)	$(5)	$(0.05)	$(68)	$(0.72)	$(18)	$(0.25)
RSC merger related intangible asset amortization (2)	(100)	(0.94)	(70)	(0.74)	—	—
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	4	0.04	3	0.03	—	—
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	(27)	(0.25)	(22)	(0.24)	—	—
Pre-close RSC merger related interest expense (5)	—	—	(18)	(0.19)	—	—
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (6)	4	0.04	3	0.03	—	—
Restructuring charge (7)	(7)	(0.07)	(61)	(0.64)	(12)	(0.16)
Asset impairment charge (8)	(2)	(0.02)	(9)	(0.10)	(3)	(0.04)
Loss on extinguishment of debt securities, including subordinated convertible debentures, and ABL amendment (9)	(2)	(0.02)	(44)	(0.45)	(3)	(0.04)
Gain on sale of software subsidiary (10)	—	—	5	0.05	—	—

(1)	This reflects transaction costs associated with the RSC acquisition discussed in note 3 to our consolidated financial statements.

(2)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

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

(5)
As discussed in note 12 to our consolidated financial statements, in March 2012, we issued $2,825 of debt in connection with the RSC acquisition. The pre-close RSC merger related interest expense reflects the interest expense recorded on this debt prior to the acquisition date.

(6)
This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition. See note 12 to our consolidated financial statements for additional detail on the acquired debt.

(7)	As discussed in note 5 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with the RSC acquisition and our closed restructuring program.

(8)
As discussed in note 5 to our consolidated financial statements, this charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with the RSC acquisition and our closed restructuring program.

(9)
This reflects losses on the extinguishment of certain debt securities, including subordinated convertible debentures, and write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility.

(10)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.

In addition to the matters discussed above, our 2013 performance reflects increased gross profit from equipment rentals and sales of rental equipment. As discussed below (see “Results of Operations- Income taxes”), our results for 2012 reflect a tax provision of $13, which equates to an effective tax rate of 14.8 percent.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the RSC merger related costs, restructuring charge, stock compensation expense, net, the impact of the fair value mark-up of the acquired RSC fleet and inventory, and the gain on sale of software subsidiary. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011
Net income	$387	$75	$101
Provision for income taxes	218	13	63
Interest expense, net	475	512	228
Interest expense—subordinated convertible debentures	3	4	7
Depreciation of rental equipment	852	699	423
Non-rental depreciation and amortization	246	198	57
EBITDA	2,181	1,501	879
RSC merger related costs (1)	9	111	19
Restructuring charge (2)	12	99	19
Stock compensation expense, net (3)	46	32	12
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	44	37	—
Gain on sale of software subsidiary (5)	1	(8)	—
Adjusted EBITDA	$2,293	$1,772	$929

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$1,551	$721	$612
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(21)	(23)	(22)
Gain on sales of rental equipment	176	125	66
Gain on sales of non-rental equipment	6	2	2
Gain on sale of software subsidiary (5)	(1)	8	—
RSC merger related costs (1)	(9)	(111)	(19)
Restructuring charge (2)	(12)	(99)	(19)
Stock compensation expense, net (3)	(46)	(32)	(12)
Loss on extinguishment of debt securities and ABL amendment (6)	(1)	(72)	(3)
Loss on retirement of subordinated convertible debentures	(2)	—	(2)
Changes in assets and liabilities	31	571	49
Cash paid for interest, including subordinated convertible debentures	461	371	203
Cash paid for income taxes, net	48	40	24
EBITDA	2,181	1,501	879
Add back:
RSC merger related costs (1)	9	111	19
Restructuring charge (2)	12	99	19
Stock compensation expense, net (3)	46	32	12
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	44	37	—
Gain on sale of software subsidiary (5)	1	(8)	—
Adjusted EBITDA	$2,293	$1,772	$929
_________________

(1)	This reflects transaction costs associated with the RSC acquisition discussed above.

(2)	As discussed below (see “Restructuring charge”), this reflects severance costs and branch closure charges associated with the RSC acquisition and our closed restructuring program.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.

(6)	This reflects losses on the extinguishment of certain debt securities and write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility.
For the year ended December 31, 2013, EBITDA increased $680, or 45.3 percent, and adjusted EBITDA increased $521, or 29.4 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, and reduced RSC merger related costs and restructuring charges, partially offset by increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. The EBITDA and adjusted EBITDA increases include the impact of the RSC acquisition. For the year ended December 31, 2013, EBITDA margin increased 7.5 percentage points to 44.0 percent, and adjusted EBITDA margin increased 3.3 percentage points to 46.3 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals, improved selling, general and administrative leverage, and reduced RSC merger related costs and restructuring charges. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, and improved selling, general and administrative leverage. EBITDA and adjusted EBITDA for 2013 and 2012 also include the impact of $236 and $104, respectively, of cost savings from operating efficiencies and synergies achieved subsequent to the RSC acquisition.

For the year ended December 31, 2012, EBITDA increased $622, or 70.8 percent, and adjusted EBITDA increased $843, or 90.7 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by the impact of the RSC merger related costs and restructuring charge and increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. The EBITDA and adjusted EBITDA increases include the impact of the RSC acquisition. For the year ended December 31, 2012, EBITDA margin increased 2.8 percentage points to 36.5 percent, and adjusted EBITDA margin increased 7.4 percentage points to 43.0 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by the impact of the RSC merger related costs and restructuring charge. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage. EBITDA and adjusted EBITDA for 2012 also include the impact of $104 of cost savings from operating efficiencies and synergies achieved subsequent to the RSC acquisition.
Revenues. Revenues for each of the three years in the period ended December 31, 2013 were as follows:

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013	2012
Equipment rentals	$4,196	$3,455	$2,151	21.4	60.6
Sales of rental equipment	490	399	208	22.8	91.8
Sales of new equipment	104	93	84	11.8	10.7
Contractor supplies sales	87	87	85	—	2.4
Service and other revenues	78	83	83	(6.0)	—
Total revenues	$4,955	$4,117	$2,611	20.4	57.7

Equipment rentals include our revenues from renting equipment, as well as related revenues such as the fees we charge for equipment delivery, fuel, repair or maintenance of rental equipment and damage waivers. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales).
2013 total revenues of $5.0 billion increased 20.4 percent compared with total revenues of $4.1 billion in 2012. The increase reflects a 21.4 percent increase in equipment rentals, which was primarily due to a 22.1 percent increase in the volume of OEC on rent, and a 4.2 percent rental rate increase on a pro forma basis, partially offset by changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2013, we increased the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2013 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. In addition to the impact of the RSC acquisition, the 22.1 percent increase in the volume of OEC on rent reflects increased capital expenditures on rental fleet and improved asset productivity. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix. Additionally, sales of rental equipment increased 22.8 percent, primarily reflecting increased volume, including the impact of the RSC acquisition, improved pricing and changes in mix.
2012 total revenues of $4.1 billion increased 57.7 percent compared with total revenues of $2.6 billion in 2011. The increase reflects a 60.6 percent increase in equipment rentals, which was primarily due to a 63.2 percent increase in the volume of OEC on rent, and a 6.9 percent rental rate increase on a pro forma basis, partially offset by changes in rental mix. In 2012, we increased the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2012 reflected, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Additionally, sales of rental equipment increased 91.8 percent, primarily reflecting increased volume and improved pricing in a stronger retail market and the impact of the RSC acquisition.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. A summary of our significant accounting policies is contained in note 2 to our consolidated financial statements. In applying many accounting principles, we make assumptions, estimates and/or judgments. These assumptions, estimates and/or judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. Although actual results may differ from those estimates, we believe the estimates are reasonable and appropriate.
Revenue Recognition. We recognize equipment rental revenue on a straight-line basis. Our rental contract periods are hourly, daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. In any given accounting period, we will have customers return equipment and be contractually required to pay us more than the cumulative amount of revenue recognized to date. For instance, continuing the above example, if the above customer rented a piece of equipment on December 29 and returned it at the close of business on January 1, we would recognize incremental revenue on January 1 of $171.44 (in actual dollars, representing the difference between the amount the customer is contractually required to pay and the cumulative amount recognized to date on a straight-line basis). We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $30 and $26 as of December 31, 2013 and 2012, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed.
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds.
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $44, $24 and $10 for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.
The useful life of an asset is determined based on our estimate of the period over which the asset will generate revenues; such periods are periodically reviewed for reasonableness. In addition, the salvage value, which is also reviewed periodically for reasonableness, is determined based on our estimate of the minimum value we will realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $96 or $124, respectively. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $10. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $16 or $23, respectively.

Purchase Price Allocation. We have made a number of acquisitions in the past (including the acquisition of RSC in 2012) and may continue to make acquisitions in the future. We allocate the cost of the acquired entity to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Long lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
When we make an acquisition, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities' balance sheets.
Evaluation of Goodwill Impairment. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).
We estimate the fair value of our reporting units (which are our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions within our industry (including our own acquisitions). We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units' net assets to the respective carrying value of net assets. If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit's net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is calculated by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.
Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of potential impairment. The following assumptions are significant to our income approach:
Business Projections- We make assumptions about the level of equipment rental activity in the marketplace and cost levels. These assumptions drive our planning assumptions for pricing and utilization and also represent key inputs for developing our cash flow projections. These projections are developed using our internal business plans over a ten-year planning period that are updated at least annually;
Long-term Growth Rates- Beyond the planning period, we also utilize an assumed long-term growth rate representing the expected rate at which a reporting unit's cash flow stream is projected to grow. These rates are used to calculate the terminal value of our reporting units, and are added to the cash flows projected during our ten-year planning period; and
Discount Rates- Each reporting unit's estimated future cash flows are then discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be expected by market participants. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The market approach is one of the other methods used for estimating the fair value of our reporting units' business enterprise. This approach takes two forms: The first is based on the market value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., revenue and EBITDA) of companies engaged in the same or similar line of business. The second form is based on multiples paid in recent acquisitions of companies within our industry, including our own acquisitions.

Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.
In connection with our goodwill impairment test that was conducted as of October 1, 2012, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts by at least 15 percent. In connection with this impairment testing, we generally utilized a discount rate of 9.0 percent and a long-term terminal growth rate of 3.0 percent beyond our planning period. We also performed sensitivity analyses related to the discount rate and long-term growth rate. Specifically, we stress tested our results under the following three scenarios: (i) increasing the discount rate by 100 basis points; (ii) reducing the long-term growth rate to 2.0 percent; and (iii) increasing the discount rate by 100 basis points and reducing the long-term growth rate to 2.0 percent. In each of these three scenarios, the fair values still exceeded the carrying values for each reporting unit.
In connection with our goodwill impairment test that was conducted as of October 1, 2013, we performed the following procedures:
Qualitative assessment: For 10 of our reporting units, which had combined goodwill of $2.3 billion as of October 1, 2013, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook for construction activity, our recent and forecasted financial performance and the price of the Company's common stock;
Impairment test: In 2013, there was a change in our internal reporting structure that impacted four of our regions: Trench Safety, Power and HVAC, Pacific West and Western Canada. As a result of this realignment, for these four regions, which had combined goodwill of $626 as of October 1, 2013, we bypassed the qualitative assessment and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that each of these reporting units had estimated fair values which exceeded their respective carrying amounts by at least 44 percent. In connection with this impairment testing, we utilized a discount rate of between 9.5 percent and 13.0 percent and a long-term terminal growth rate of 3.0 percent beyond our planning period. We also performed sensitivity analyses related to the discount rate and long-term growth rate. Specifically, we stress tested our results under the following three scenarios: (i) increasing the discount rate by 100 basis points; (ii) reducing the long-term growth rate to 2.0 percent; and (iii) increasing the discount rate by 100 basis points and reducing the long-term growth rate to 2.0 percent. In each of these three scenarios, the fair values still exceeded the carrying amounts for each reporting unit.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. During the years ended December 31, 2013, 2012 and 2011, we recognized asset impairment charges of $4, $15 and $4, respectively, in our general rentals segment. The impairment charges primarily represent write-offs of leasehold improvements and other fixed assets which were recognized in connection with the restructuring activity discussed below, and are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income. As of December 31, 2013 and 2012, there were no held-for-sale assets in our consolidated balance sheets.
In addition to the impairment reviews we conduct in connection with branch consolidations and other changes in the business, each quarter we conduct a review of rental assets with utilization below a specified threshold. We select these assets, which represented approximately four percent of our total rental assets at December 31, 2013, as we believe they are at the greatest risk of potential impairment. As part of this impairment review, we estimate future rental revenues based on current and expected utilization levels, the age of these assets and their remaining useful lives. Additionally, we estimate when the asset is expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed December 31, 2013 quarterly review, there was no impairment associated with these assets.
Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax benefits and carryforwards are determined with consideration to historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. After consideration of all these factors, we recognize deferred tax assets when we believe that it is more likely than not that we will realize them. The most significant positive evidence that we consider in the recognition of deferred tax assets is the expected reversal of cumulative deferred tax liabilities resulting from book versus tax depreciation of our rental equipment fleet that is well in excess of the deferred tax assets.
We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, accruals for tax contingencies are established based on the probable outcomes of such matters. Our ongoing assessments of the probable outcomes of the examinations and related tax accruals require judgment and could increase or decrease our effective tax rate as well as impact our operating results.
Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” These claims include (i) workers' compensation claims and (ii) claims by third parties for injury or property damage involving our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. As discussed below, during the fourth quarters of 2013, 2012 and 2011, we recognized benefits of $3, $6 and $8, respectively, related to our provision for self-insurance reserves.
Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in note 14 to our consolidated financial statements and elsewhere in this report. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination such that we expect an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

Results of Operations
As discussed in note 4 to our consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, and the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench safety, power and HVAC segment operates throughout the United States and in Canada.
As discussed in note 4 to our consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended December 31, 2013, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 22 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the year ended December 31, 2013, the aggregate general rentals' equipment rentals gross margin increased 1.3 percentage points to 40.2 percent, primarily reflecting increased rental rates, a 0.7 percentage point increase in time utilization on a significantly larger fleet, and decreased compensation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 21.4 percent, compensation costs increased 15.0 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended December 31, 2013, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 30.3 percent for the five year period ended December 31, 2013 was 17 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the year ended December 31, 2013, the Southeast region's equipment rentals gross margin increased 5.0 percentage points to 39.4 percent, primarily reflecting a 6.9 percent rental rate increase on a pro forma basis and a 4.2 percentage point increase in time utilization, and equipment rentals revenue increased 29.1 percent, including the impact of the RSC acquisition.
For the five year period ended December 31, 2013, the general rentals' region with the highest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 43.5 percent for the five year period ended December 31, 2013 was 22 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was more than the other general rentals' regions during this period as the region benefited from strong demand for natural resources which have been more resistant to the economic pressures experienced in other regions. For the year ended December 31, 2013, the Western Canada region's equipment rentals gross margin decreased 2.4 percentage points to 45.8 percent primarily due to increased compensation costs and an increase in aggregate repairs and maintenance and delivery costs. As compared to the equipment rentals revenue increase of 25.6 percent, which includes the impact of the RSC acquisition, (i) compensation costs increased 33.0 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (ii) aggregate repairs and maintenance and delivery costs increased 40.0 percent.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended December 31, 2013, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on cost cutting, improved processes and fleet sharing. Additionally, the margins for the five year period ended December 31, 2013 include the significant impact of the economic downturn in 2009 that impacted all our regions. For the year ended December 31, 2013, the largest variance from the aggregated general rentals' regions margin was 14 percent as compared to 22 percent for the five year period ended December 31, 2013. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates business performance and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Year Ended December 31, 2013
Equipment rentals	$3,869	$327	$4,196
Sales of rental equipment	474	16	490
Sales of new equipment	97	7	104
Contractor supplies sales	79	8	87
Service and other revenues	72	6	78
Total revenue	$4,591	$364	$4,955
Year Ended December 31, 2012
Equipment rentals	$3,188	$267	$3,455
Sales of rental equipment	387	12	399
Sales of new equipment	86	7	93
Contractor supplies sales	80	7	87
Service and other revenues	79	4	83
Total revenue	$3,820	$297	$4,117
Year ended December 31, 2011
Equipment rentals	$1,953	$198	$2,151
Sales of rental equipment	201	7	208
Sales of new equipment	77	7	84
Contractor supplies sales	79	6	85
Service and other revenues	79	4	83
Total revenue	$2,389	$222	$2,611

Equipment rentals. 2013 equipment rentals of $4.2 billion increased $0.7 billion, or 21.4 percent, as compared to 2012, primarily reflecting a 22.1 percent increase in the volume of OEC on rent and a 4.2 percent rental rate increase on a pro forma basis, partially offset by changes in rental mix. In 2013, we increased the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2013 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. In addition to the impact of the RSC acquisition, the 22.1 percent increase in the volume of OEC on rent reflects increased capital expenditures on rental fleet and improved asset productivity. Equipment rentals represented 85 percent of total revenues in 2013. On a segment basis, equipment rentals represented 84 percent and 90 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $0.7 billion, or 21.4 percent, primarily reflecting a 22.2 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts. Trench safety, power and HVAC equipment rentals increased $60, or 22.5 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC average OEC for 2013 increased 19 percent as compared to 2012. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2013 and 2012.

2012 equipment rentals of $3.5 billion increased $1.3 billion, or 60.6 percent, as compared to 2011, primarily reflecting a 63.2 percent increase in the volume of OEC on rent and a 6.9 percent rental rate increase on a pro forma basis, partially offset by changes in rental mix. In 2012, we increased the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2012 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Equipment rentals represented 84 percent of total revenues in 2012. On a segment basis, equipment rentals represented 83 percent and 90 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $1.2 billion, or 63.2 percent, primarily reflecting a 63.6 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts. Trench safety, power and HVAC equipment rentals increased $69, or 34.8 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for 2012 increased 47 percent as compared to 2011. The trench safety, power and HVAC equipment rentals growth was less than the increase in average OEC primarily due to OEC mix, as a significant portion of the OEC growth was in product lines that generate less revenue per OEC dollar, such as power and HVAC equipment.
Sales of rental equipment. For the three years in the period ended December 31, 2013, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2013 sales of rental equipment of $490 increased $91, or 22.8 percent, from 2012 primarily reflecting increased volume, including the impact of the RSC acquisition, improved pricing and changes in mix. 2012 sales of rental equipment of $399 increased $191, or 91.8 percent, from 2011 primarily reflecting increased volume and improved pricing in a stronger retail market and the impact of the RSC acquisition.
Sales of new equipment. For the three years in the period ended December 31, 2013, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2013 sales of new equipment of $104 increased $11, or 11.8 percent, from 2012 primarily reflecting increased volume, including the impact of the RSC acquisition, and improved pricing in a stronger retail market. 2012 sales of new equipment of $93 increased $9, or 10.7 percent, from 2011 primarily reflecting changes in the mix of equipment sold and improved pricing.
Sales of contractor supplies. For the three years in the period ended December 31, 2013, sales of contractor supplies represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2013 sales of contractor supplies were flat with 2012. 2012 sales of contractor supplies of $87 increased $2, or 2.4 percent, from 2011.
Service and other revenues. For the three years in the period ended December 31, 2013, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2013 service and other revenues of $78 decreased $5, or 6.0 percent, from 2012 primarily due to the sale in 2012 of a subsidiary that developed and marketed software. 2012 service and other revenues of $83 were flat with 2011.
Fourth Quarter 2013 Items. The fourth quarter of 2013 includes a reduction in bad debt expense of $17 as compared to the fourth quarter of 2012 primarily due to improved receivable aging. In the fourth quarter of 2013, we recognized a benefit of $3 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves.
 Fourth Quarter 2012 Items. In the fourth quarter of 2012, we recognized $13 of charges related to the RSC acquisition. Additionally, during the quarter, we recognized restructuring charges of $6, primarily reflecting branch closure charges associated with the RSC acquisition. During the quarter, we also recognized asset impairment charges of $2 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets. During the fourth quarter of 2012, we redeemed our 10 7/8 percent Senior Notes and all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon redemption/conversion, we recognized a loss of $72 in interest expense, net. The loss represents the difference between the net carrying amount and the total purchase/conversion price of these securities. During the quarter, we also recognized a benefit of $6 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves.
Fourth Quarter 2011 Items. In the fourth quarter of 2011, we recognized $19 of acquisition-related costs associated with the RSC acquisition. Additionally, during the quarter, we closed 18 branches and recognized restructuring charges of $14. During the quarter, we also recognized a benefit of $8 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves. During the quarter, we also recognized asset impairment charges of $3 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets in connection with our closed restructuring program. In the quarter, we also purchased an aggregate of $32 of Quarterly Income Preferred Securities (“QUIPS”) for $32. In connection with this transaction, we retired $32 principal amount of our subordinated convertible debentures and recognized a loss of $1 in interest expense-subordinated convertible debentures reflecting the write-off of capitalized debt issuance costs. Interest expense, net for the fourth quarter of 2011 also includes a loss of $3 reflecting write-offs of debt issuance costs associated with the amendment of our ABL facility discussed below.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2013 were as follows:

	General rentals	Trench safety, power and HVAC	Total
2013
Equipment Rentals Gross Profit	$1,557	$153	$1,710
Equipment Rentals Gross Margin	40.2%	46.8%	40.8%
2012
Equipment Rentals Gross Profit	$1,239	$125	$1,364
Equipment Rentals Gross Margin	38.9%	46.8%	39.5%
2011
Equipment Rentals Gross Profit	$643	$93	$736
Equipment Rentals Gross Margin	32.9%	47.0%	34.2%

General rentals. For the three years in the period ended December 31, 2013, general rentals accounted for 90 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. General rentals’ equipment rentals gross profit in 2013 increased $318 and equipment rentals gross margin increased 1.3 percentage points, primarily reflecting increased rental rates, a 0.7 percentage point increase in time utilization on a significantly larger fleet, and decreased compensation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 21.4 percent, compensation costs increased 15.0 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. Time utilization was 68.8 percent and 68.1 percent for the years ended December 31, 2013 and 2012, respectively. General rentals’ equipment rentals gross profit in 2012 increased $596 and equipment rentals gross margin increased 6.0 percentage points, primarily reflecting increased rental rates, a 0.3 percentage point increase in time utilization on a significantly larger fleet, and cost improvements. As compared to the equipment rentals revenue increase of 63.2 percent, (i) aggregate repairs and maintenance and delivery costs increased 45.4 percent due primarily to higher rental volume, (ii) compensation costs increased 44.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 32.3 percent due primarily to the impact of the RSC acquisition. Time utilization was 68.1 percent and 67.8 percent for the years ended December 31, 2012 and 2011, respectively.
Trench safety, power and HVAC. For the year ended December 31, 2013, equipment rentals gross profit increased by $28 and equipment rentals gross margin was flat with 2012. The increase in gross profit primarily reflects increased average OEC which contributed to higher revenue. Trench safety, power and HVAC average OEC for the year ended December 31, 2013 increased 19 percent as compared to 2012. For the year ended December 31, 2012, equipment rentals gross profit increased by $32 and equipment rentals gross margin decreased by 0.2 percentage points from 2011. The increase in gross profit primarily reflects increased average OEC which contributed to higher revenue. Trench safety, power and HVAC average OEC for the year ended December 31, 2012 increased 47 percent as compared to 2011. The decrease in gross margin primarily reflects increased depreciation due to increased OEC, partially offset by a reduction in lower margin re-rent revenue (equipment we rent from other companies and then rent to customers, which yields lower margins). As compared to the equipment rentals revenue increase of 34.8 percent, depreciation increased 50.0 percent.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2013	2012	2011
Total gross margin	40.1%	38.5%	34.4%
Equipment rentals	40.8%	39.5%	34.2%
Sales of rental equipment	35.9%	31.3%	31.7%
Sales of new equipment	19.2%	20.4%	20.2%
Contractor supplies sales	32.2%	28.7%	31.8%
Service and other revenues	67.9%	65.1%	62.7%

2013 gross margin of 40.1 percent increased 1.6 percentage points as compared to 2012, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 1.3 percentage points (including the benefit of cost synergies realized from the merger with RSC), primarily reflecting a 4.2 percent rental rate increase on a pro forma basis, a 0.7 percentage point increase in time utilization on a significantly larger fleet, and decreased compensation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 21.4 percent, compensation costs increased 15.4 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. Time utilization was 68.2 percent and 67.5 percent for the years ended December 31, 2013 and 2012, respectively. Gross margin from sales of rental equipment increased 4.6 percentage points primarily due to improvements in pricing and channel mix. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.
2012 gross margin of 38.5 percent increased 4.1 percentage points as compared to 2011, primarily reflecting increased gross margins from equipment rentals. Equipment rentals gross margin increased 5.3 percentage points, primarily reflecting a 6.9 percent rental rate increase on a pro forma basis, a 0.3 percentage point increase in time utilization on a significantly larger fleet, and cost improvements. As compared to the equipment rentals revenue increase of 60.6 percent, (i) aggregate repairs and maintenance and delivery costs increased 44.8 percent due primarily to higher rental volume, (ii) compensation costs increased 43.2 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 32.7 percent due primarily to the impact of the RSC acquisition. Time utilization was 67.5 percent and 67.2 percent for the years ended December 31, 2012 and 2011, respectively.
Selling, general and administrative (“SG&A”) expenses. SG&A expense information for each of the three years in the period ended December 31, 2013 was as follows:

	Year Ended December 31,
	2013	2012	2011
Total SG&A expense	$642	$588	$407
SG&A expense as a percentage of revenue	13.0%	14.3%	15.6%

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, advertising and marketing expenses, management salaries, bad debt expense and clerical and administrative overhead.
2013 SG&A expense of $642 increased $54 as compared to 2012. The increase in SG&A primarily reflects increased compensation costs associated with higher revenues, improved profitability and increased headcount following the RSC acquisition, and increased travel and entertainment and office expenses following the RSC acquisition, partially offset by a reduction in bad debt expense primarily due to improved receivable aging. 2013 bad debt expense decreased $33 as compared to 2012. As a percentage of revenue, SG&A expense improved by 1.3 percentage points year over year, including the benefit of cost synergies realized from the merger with RSC. The improvement in SG&A as a percentage of revenue primarily reflects the reduction in bad debt expense and a decrease in compensation costs as a percentage of revenue.
2012 SG&A expense of $588 increased $181 as compared to 2011. The increase in SG&A primarily reflects increased compensation costs associated with higher revenues, improved profitability and increased headcount following the RSC acquisition. Additionally, our bad debt expense was higher due to a 70.9 percent increase in accounts receivable, including the acquired RSC accounts receivable, since December 31, 2011, and a deterioration in our accounts receivable aging. Additionally, travel and entertainment and office expenses have increased following the RSC acquisition. As a percentage of revenue, SG&A expense improved by 1.3 percentage points year over year.
RSC merger related costs for each of the three years in the period ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
RSC merger related costs	$9	$111	$19

As discussed above, in the second quarter of 2012, we completed the RSC acquisition. The acquisition-related costs primarily relate to financial and legal advisory fees, and branding costs. The fees for the year ended December 31, 2012 include $31 of interim bridge financing costs.
Restructuring charges for each of the three years in the period ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
Restructuring charge	$12	$99	$19
The restructuring charges for the years ended December 31, 2013, 2012 and 2011 reflect severance costs and branch closure charges associated with the RSC merger related restructuring program and our closed restructuring program. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring programs, both of which were complete as of December 31, 2013. See note 5 to our consolidated financial statements for additional information.
Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2013 was as follows:

	Year Ended December 31,
	2013	2012	2011
Non-rental depreciation and amortization	$246	$198	$57

Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. Non-rental depreciation and amortization for the year ended December 31, 2013 increased primarily due to the 2012 acquisition of RSC discussed in note 3 to our consolidated financial statements. Non-rental depreciation and amortization for the year ended December 31, 2012 increased primarily due to the 2012 acquisition of RSC.
Interest expense, net for each of the three years in the period ended December 31, 2013 was as follows:

	Year Ended December 31,
	2013	2012	2011
Interest expense, net	$475	$512	$228

As discussed in note 12 to our consolidated financial statements, in March 2012, we issued $2,825 of debt ("the merger financing notes") in connection with the RSC acquisition. Upon completion of the RSC acquisition, we also assumed RSC's debt that remained after repayment of certain of RSC's debt. Interest expense, net for the year ended December 31, 2013 decreased by $37, or 7 percent. Interest expense, net for the year ended December 31, 2012 includes $29 of interest recorded on the merger financing notes prior to the closing of the merger. Additionally, during 2012, we redeemed our 10 7/8 percent Senior Notes and all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon redemption/conversion, we recognized a loss of $72 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase/conversion price of these securities. Excluding the impact of these matters, interest expense, net, for the year ended December 31, 2013 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2012. Interest expense, net for the year ended December 31, 2012 increased by $284, or 125 percent. Interest expense, net for the year ended December 31, 2012 includes $29 of interest recorded on the merger financing notes prior to the closing of the merger and the loss of $72 recognized upon redemption/conversion of our 10 7/8 percent Senior Notes and 1 7/8 percent Convertible Senior Subordinated Notes. In addition to these matters, interest expense, net for the year ended December 31, 2012 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2011.
Interest expense—subordinated convertible debentures for each of the three years in the period ended December 31, 2013 was as follows:

	Year Ended December 31,
	2013	2012	2011
Interest expense-subordinated convertible debentures	$3	$4	$7

As discussed further in note 12 to our consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflected the obligation to our subsidiary trust that had issued QUIPS. This subsidiary was not consolidated in our financial statements because we were not the primary beneficiary of the trust. As of December 31, 2013, the trust was liquidated. During the year ended December 31, 2013, an aggregate of $55 of QUIPS was redeemed. As of December 31, 2013, there were no QUIPS or subordinated convertible debentures outstanding. As of December 31, 2012, the aggregate amount of subordinated convertible debentures outstanding was $55. Interest expense- subordinated convertible debentures for 2013 and 2011 includes losses of $2 recognized in connection with the simultaneous purchase of QUIPS and retirement of the subordinated convertible debentures.

Other income, net for each of the three years in the period ended December 31, 2013 was as follows:

	Year Ended December 31,
	2013	2012	2011
Other income, net	$(5)	$(13)	$(3)

The decrease in other income, net for the year ended December 31, 2013 and increase in other income, net for the year ended December 31, 2012 primarily reflect an $8 gain recognized in 2012 upon the sale of a former subsidiary that developed and marketed software.
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for each respective period:

	Year Ended December 31,
	2013	2012	2011
Income before provision for income taxes	$605	$88	$164
Provision for income taxes	218	13	63
Effective tax rate (1)	36.0%	14.8%	38.4%

_________________

(1)	A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 13 to our consolidated financial statements.
The differences between the effective tax rates of 36.0 percent, 14.8 percent, and 38.4 percent for 2013, 2012, and 2011, respectively, and the U.S. federal statutory income tax rate of 35.0 percent relate primarily to the geographical mix of income between U.S. and foreign and state operations, and state taxes and certain nondeductible charges. The 2012 provision reflects a write-off of certain state deferred tax assets as a result of the RSC acquisition, a Canadian tax benefit due to settlements with the Canadian Revenue Authority and a U.S. tax transfer pricing benefit. The 2011 provision reflects the non-deductibility of certain costs associated with the proposed RSC acquisition.
Balance sheet. Prepaid expenses and other assets decreased by $58, or 52.3 percent, from December 31, 2012 to December 31, 2013 primarily due to the timing of receipts associated with vendor incentives and the timing of property lease payments. Other intangibles, net decreased by $182, or 15.2 percent, from December 31, 2012 to December 31, 2013 primarily due to amortization of certain intangible assets acquired in the RSC acquisition. Accrued expenses and other liabilities decreased by $45, or 10.3 percent, from December 31, 2012 to December 31, 2013 primarily due to lease and severance payments associated with closed locations and a reduction in the bonus accrual. Subordinated convertible debentures decreased by $55, or 100.0 percent, from December 31, 2012 to December 31, 2013 due to the retirement of $55 principal amount of subordinated convertible debentures discussed in note 12 to our consolidated financial statements.

Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.
During 2013 and 2012, we took a number of actions related to our capital structure to improve our financial flexibility and liquidity. These actions, which are discussed in note 12 to our consolidated financial statements, include:

•
In March 2012, in connection with the RSC acquisition, we issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes due 2018, $750 aggregate principal amount of 7 3/8 percent Senior Notes due 2020 and $1,325 aggregate principal amount of 7 5/8 percent Senior Notes due 2022.

•	In March 2012, we increased the size of the ABL facility from $1.8 billion to $1.9 billion, and we increased it again in December 2013 to $2.3 billion.

•	In October 2012, we issued $400 aggregate principal amount of 6 1/8 percent Senior Notes due 2023.

•	In October 2012, we redeemed our 10 7/8 percent Senior Notes.

•	In December 2012, all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted.

•	In February 2013, we amended our accounts receivable securitization facility primarily to increase the facility size from $475 to $550.

In September 2013, we renewed our accounts receivable securitization facility.

•	In 2013, we retired all of our outstanding subordinated convertible debentures.

•	In December 2013, we announced the redemption of our 10 1/4 percent Senior Notes. The redemption was completed in January 2014.
As previously announced, in 2013, our Board authorized a $500 share repurchase program. Our intention is to complete such program within 18 months after the October 2013 announcement. As of January 20, 2014, we have repurchased $15 of Holdings' common stock under such program. Additionally, in connection with the RSC acquisition, our Board authorized a stock buyback of up to $200 of Holdings' common stock which we intended to complete within 18 months after the April 30, 2012 closing of the RSC acquisition and completed as of December 31, 2013. During the year ended December 31, 2013, we repurchased $85 of Holdings' common stock under this program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2013, we had (i) $1,142 of borrowing capacity, net of $52 of letters of credit, available under the ABL facility, (ii) $53 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $175. Cash equivalents at December 31, 2013 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of December 31, 2013, $1,106 and $430 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at December 31, 2013 were 2.5 percent and 0.8 percent, respectively. During the year ended December 31, 2013, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including both the former facilities and the amended facilities, were $1,187 and $450, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including both the former facilities and the amended facilities, during the year ended December 31, 2013 were $1,478 and $494, respectively. The maximum amount outstanding under the ABL facility exceeded the average amount outstanding during the year primarily due to borrowings related to purchases of rental equipment and payment of other expenses.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 20, 2014 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Stable
Standard & Poor’s	BB-	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Our gross and net rental capital expenditures increased significantly in 2013 relative to 2012. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1.09 billion and $873 in 2013 and 2012, respectively. We expect net rental capital expenditures of approximately $1.15 billion and gross rental purchases of approximately $1.65 billion in 2014.
Loan Covenants and Compliance. As of December 31, 2013, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As discussed in note 12 to our consolidated financial statements, in October 2011, we amended our ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Since the October 2011 amendment of the facility and through December 31, 2013, availability under the facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
URNA’s payment capacity is restricted under the covenants in the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2013, we (i) generated cash from operating activities of $1,551 and (ii) generated cash from the sale of rental and non-rental equipment of $516. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,684, (ii) fund payments, net of proceeds, on debt of $160 and (iii) purchase shares of our common stock for $115. During 2012, we (i) generated cash from operating activities of $721, (ii) generated cash from the sale of rental and non-rental equipment of $430 and (iii) received cash from debt proceeds, net of payments, of $1,643, including $2,825 of proceeds from debt issuances associated with the RSC acquisition, a portion of which was used to repay certain of RSC's senior debt. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,369, (ii) purchase other companies for $1,175, including cash paid for the RSC acquisition, (iii) purchase shares of our common stock for $131 and (iv) pay financing costs of $75.
Free Cash Flow GAAP Reconciliation
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

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$1,551	$721	$612
Purchases of rental equipment	(1,580)	(1,272)	(774)
Purchases of non-rental equipment	(104)	(97)	(36)
Proceeds from sales of rental equipment	490	399	208
Proceeds from sales of non-rental equipment	26	31	13
Excess tax benefits from share-based payment arrangements, net	—	(5)	—
Free cash flow (usage)	$383	$(223)	$23

Free cash flow for the year ended December 31, 2013 was $383, an increase of $606 as compared to free cash usage of $223 for the year ended December 31, 2012. Free cash flow for the years ended December 31, 2013 and 2012 includes aggregate cash payments of $38 and $150, respectively, related to merger and restructuring activity. Free cash flow increased primarily due to increased net cash provided by operating activities and increased proceeds from sales of rental equipment partially offset by increased purchases of rental equipment. Free cash usage for the year ended December 31, 2012 was $223, a decrease of $246 as compared to free cash flow of $23 for the year ended December 31, 2011. Free cash usage increased primarily due to increased purchases of rental and non-rental equipment, partially offset by increased proceeds from sales of rental equipment and non-rental equipment and increased net cash provided by operating activities. We expect free cash flow in the range of $400 to $450 in 2014 and intend to use this to reduce our leverage and to fund our share repurchase program discussed above.

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt and capital leases (1)	$468	$189	$1,328	$12	$756	$4,384	$7,137
Interest due on debt (2)	432	428	414	388	368	784	2,814
Operating leases (1):
Real estate	98	87	72	54	35	67	413
Non-rental equipment	28	29	22	21	19	16	135
Service agreements (3)	18	6	—	—	—	—	24
Purchase obligations (4)	476	—	—	—	—	—	476
Total (5)	$1,520	$739	$1,836	$475	$1,178	$5,251	$10,999

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at December 31, 2013. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015. In December 2013, we exercised our right to redeem the $200 principal amount of outstanding 10 1/4 percent Notes, and the notes were redeemed in January 2014. We used borrowings under our ABL facility to redeem the 10 1/4 percent Notes. The 10 1/4 percent Notes are reflected in the table above using the 2016 maturity date of the ABL facility.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2013. As discussed above, our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at December 31, 2013. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015. In December 2013, we exercised our right to redeem the $200 principal amount of outstanding 10 1/4 percent Notes, and the notes were redeemed in January 2014. We used borrowings under our ABL facility to redeem the 10 1/4 percent Notes. Interest on the 10 1/4 percent Notes is reflected in the table above using the interest rate on the ABL facility and the 2016 maturity date of the ABL facility.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of December 31, 2013, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2014.

(5)
This information excludes $7 of unrecognized tax benefits, which are discussed further in note 13 to our consolidated financial statements. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

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
Interest Rate Risk. As of December 31, 2013, we had an aggregate of $1,536 of indebtedness that bears interest at variable rates, comprised of $1,106 of borrowings under the ABL facility and $430 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on December 31, 2013 were (i) 2.5 percent for the ABL facility and (ii) 0.8 percent for the accounts receivable securitization facility. As of December 31, 2013, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $9 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2013, we had an aggregate of $5.6 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2013 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see notes 11 (see “Fair Value of Financial Instruments”) and 12 to our consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2013 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $11. We do not engage in purchasing forward exchange contracts for speculative purposes.
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 10.3 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $75.00 or $80.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 11.3 million or 11.5 million shares, respectively. Based on the price of our common stock during the fourth quarter of 2013, holders of the 4 percent Convertible Notes have the right to redeem the notes during the first quarter of 2014 at a conversion price of $11.11 per share of common stock. Since January 1, 2014 (the beginning of the first quarter), none of the 4 percent Convertible Senior Notes were redeemed, however we have received redemption notices for $56 of the 4 percent Convertible Senior Notes which we expect to be redeemed in the first quarter of 2014.
If the total $156 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $1,094, assuming a conversion price of $77.95 (the closing price of our common stock on December 31, 2013) per share of common stock. The $156 principal amount would be settled in cash, and the remaining $938 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the December 31, 2013 closing stock price, approximately 12 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $938 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $14 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our December 31, 2013 closing stock price, we estimate that we would receive approximately $43 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $14.17.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 22, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
January 22, 2014

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$175	$106
Accounts receivable, net of allowance for doubtful accounts of $49 at December 31, 2013 and $64 at December 31, 2012	804	793
Inventory	70	68
Prepaid expenses and other assets	53	111
Deferred taxes	260	265
Total current assets	1,362	1,343
Rental equipment, net	5,374	4,966
Property and equipment, net	421	428
Goodwill, net	2,953	2,970
Other intangible assets, net	1,018	1,200
Other long-term assets	103	119
Total assets	$11,231	$11,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$604	$630
Accounts payable	292	286
Accrued expenses and other liabilities	390	435
Total current liabilities	1,286	1,351
Long-term debt	6,569	6,679
Subordinated convertible debentures	—	55
Deferred taxes	1,459	1,302
Other long-term liabilities	69	65
Total liabilities	9,383	9,452
Temporary equity (note 12)	20	31
Common stock—$0.01 par value, 500,000,000 shares authorized, 97,966,802 and 93,288,936 shares issued and outstanding, respectively, at December 31, 2013 and 95,891,809 and 92,984,016 shares issued and outstanding, respectively, at December 31, 2012	1	1
Additional paid-in capital	2,054	1,997
Accumulated deficit	(37)	(424)
Treasury stock at cost—4,677,866 and 2,907,793 shares at December 31, 2013 and December 31, 2012, respectively	(209)	(115)
Accumulated other comprehensive income	19	84
Total stockholders’ equity	1,828	1,543
Total liabilities and stockholders’ equity	$11,231	$11,026

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Equipment rentals	$4,196	$3,455	$2,151
Sales of rental equipment	490	399	208
Sales of new equipment	104	93	84
Contractor supplies sales	87	87	85
Service and other revenues	78	83	83
Total revenues	4,955	4,117	2,611
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,634	1,392	992
Depreciation of rental equipment	852	699	423
Cost of rental equipment sales	314	274	142
Cost of new equipment sales	84	74	67
Cost of contractor supplies sales	59	62	58
Cost of service and other revenues	25	29	31
Total cost of revenues	2,968	2,530	1,713
Gross profit	1,987	1,587	898
Selling, general and administrative expenses	642	588	407
RSC merger related costs	9	111	19
Restructuring charge	12	99	19
Non-rental depreciation and amortization	246	198	57
Operating income	1,078	591	396
Interest expense, net	475	512	228
Interest expense—subordinated convertible debentures	3	4	7
Other income, net	(5)	(13)	(3)
Income before provision for income taxes	605	88	164
Provision for income taxes	218	13	63
Net income	$387	$75	$101
Basic earnings per share	$4.14	$0.91	$1.62
Diluted earnings per share	$3.64	$0.79	$1.38

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$387	$75	$101
Other comprehensive income (loss):
Foreign currency translation adjustments	(65)	8	(11)
Fixed price diesel swaps	—	1	(1)
Other comprehensive income (loss) (1)	(65)	9	(12)
Comprehensive income	$322	$84	$89

(1)There were no material reclassifications from accumulated other comprehensive income reflected in other comprehensive income (loss) during the years ended December 31, 2013, 2012 or 2011. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2013, 2012 or 2011.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	61	$1	$492	$(600)	$87
Net income				101
Foreign currency translation adjustments					(11)
Fixed price diesel swaps					(1)
Stock compensation expense, net			12
Exercise of common stock options	2		35
4 percent Convertible Senior Notes (1)			(45)
Shares repurchased and retired			(7)
Balance at December 31, 2011	63	$1	$487	$(499)	$75

(1)    Reflects a reduction due to our 4 percent Convertible Senior Notes being redeemable at December 31, 2011 (an amount equal to the unamortized portion of the original issue discount was reclassified out of stockholders’ equity (deficit) and was reflected as “temporary equity” in our consolidated balance sheet), and a reduction reflecting the excess of the cash transferred upon conversion of a portion of the 4 percent Convertible Senior Notes during the year ended December 31, 2011 over the principal amount of the converted notes, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 12 to our consolidated financial statements for additional detail.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income
Balance at December 31, 2011	63	$1	$487	$(499)	—	$—	$75
Net income				75
Foreign currency translation adjustments							8
Fixed price diesel swaps							1
RSC acquisition	30		1,425
Stock compensation expense, net (1)			55
Exercise of common stock options	2		21
Conversion of 1 7/8 percent Convertible Senior Subordinated Notes	1		22
4 percent Convertible Senior Notes			8
Shares repurchased and retired			(16)
Repurchase of common stock	(3)				3	(115)
Excess tax benefits from share-based payment arrangements, net			(5)
Balance at December 31, 2012	93	$1	$1,997	$(424)	3	$(115)	$84

(1)Includes net stock compensation expense as reported as a separate component in our consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” and "RSC merger related costs" as reported in our consolidated statements of cash flows.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income (Loss) (2)
Balance at December 31, 2012	93	$1	$1,997	$(424)	3	$(115)	$84
Net income				387
Foreign currency translation adjustments							(65)
Stock compensation expense, net			46
Exercise of common stock options	1		6
Conversion of subordinated convertible debentures	1		40
4 percent Convertible Senior Notes (1)			(14)
Shares repurchased and retired			(21)
Repurchase of common stock	(2)				2	$(94)
Balance at December 31, 2013	93	$1	$2,054	$(37)	5	$(209)	$19

(1)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet), and a reduction reflecting the excess of the cash transferred upon conversion of a portion of the 4 percent Convertible Senior Notes during the year ended December 31, 2013 over the principal amount of the converted notes, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 12 to our consolidated financial statements for additional detail.
(2)As of December 31, 2013, 2012 and 2011, the Accumulated Other Comprehensive Income balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash Flows From Operating Activities:
Net income	$387	$75	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,098	897	480
Amortization of deferred financing costs and original issue discounts	21	23	22
Gain on sales of rental equipment	(176)	(125)	(66)
Gain on sales of non-rental equipment	(6)	(2)	(2)
Gain on sale of software subsidiary	1	(8)	—
Stock compensation expense, net	46	32	12
RSC merger related costs	9	111	19
Restructuring charge	12	99	19
Loss on extinguishment of debt securities and ABL amendment	1	72	3
Loss on retirement of subordinated convertible debentures	2	—	2
Increase (decrease) in deferred taxes	167	(16)	39
Changes in operating assets and liabilities:
Increase in accounts receivable	(20)	(86)	(62)
Increase in inventory	(2)	(2)	(3)
Decrease (increase) in prepaid expenses and other assets	60	(18)	(15)
Increase (decrease) in accounts payable	9	(223)	68
Decrease in accrued expenses and other liabilities	(58)	(108)	(5)
Net cash provided by operating activities	1,551	721	612
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,580)	(1,272)	(774)
Purchases of non-rental equipment	(104)	(97)	(36)
Proceeds from sales of rental equipment	490	399	208
Proceeds from sales of non-rental equipment	26	31	13
Purchases of other companies, net of cash acquired	(9)	(1,175)	(276)
Proceeds from sale of software subsidiary	—	10	—
Net cash used in investing activities	(1,177)	(2,104)	(865)
Cash Flows From Financing Activities:
Proceeds from debt	3,805	6,013	1,892
Payments of debt, including subordinated convertible debentures	(3,965)	(4,370)	(1,813)
Payments of financing costs	(2)	(75)	(16)
Proceeds from the exercise of common stock options	6	21	35
Common stock repurchased	(115)	(131)	(7)
Cash paid in connection with the 4 percent Convertible Senior Notes and related hedge, net	(24)	—	(11)
Excess tax benefits from share-based payment arrangements, net	—	(5)	—
Net cash (used in) provided by financing activities	(295)	1,453	80
Effect of foreign exchange rates	(10)	—	6
Net increase (decrease) in cash and cash equivalents	69	70	(167)
Cash and cash equivalents at beginning of year	106	36	203
Cash and cash equivalents at end of year	$175	$106	$36
Supplemental disclosure of cash flow information:
Cash paid for interest, including subordinated convertible debentures	$461	$371	$203
Cash paid for income taxes, net	48	40	24
See accompanying notes.

UNITED RENTALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data and unless otherwise indicated)

1.    Organization, Description of Business and Consolidation
United Rentals, Inc. ("Holdings") is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its stockholder. As used in this report, the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, unless otherwise indicated.
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States and Canada. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity. Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2013 consist of direct obligations of financial institutions rated A or better.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds.
Inventory
Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, using either a specific identification, weighted-average or first-in, first-out method.
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $44, $24 and $10 for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $563, $455 and $291 for the years ended December 31, 2013, 2012 and 2011, respectively.
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of estimated useful lives for property and equipment is two to 39 years. Ordinary repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.
Purchase Price Allocation
We have made a number of acquisitions in the past (including the acquisition of RSC Holdings Inc. (“RSC”) in 2012) and may continue to make acquisitions in the future. We allocate the cost of the acquired entity to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Long lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
When we make an acquisition, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities' balance sheets.
Evaluation of Goodwill Impairment
Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).
We estimate the fair value of our reporting units (which are our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions within our industry (including our own acquisitions). We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units' net assets to the respective carrying value of net assets. If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit's net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is calculated by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.
In connection with our goodwill impairment test that was conducted as of October 1, 2012, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts by at least 15 percent.
In connection with our goodwill impairment test that was conducted as of October 1, 2013, we performed the following procedures:
Qualitative assessment: For 10 of our reporting units, which had combined goodwill of $2.3 billion as of October 1, 2013, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook for construction activity, our recent and forecasted financial performance and the price of the Company's common stock;
Impairment test: In 2013, there was a change in our internal reporting structure that impacted four of our regions: Trench Safety, Power and HVAC, Pacific West and Western Canada. As a result of this realignment, for these regions, which had combined goodwill of $626 as of October 1, 2013, we bypassed the qualitative assessment and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that each of these reporting units had estimated fair values which exceeded their respective carrying amounts by at least 44 percent.
Restructuring Charges
Costs associated with exit or disposal activities, including lease termination costs and certain employee severance costs associated with restructuring, branch closing or other activity, are recognized at fair value when they are incurred.
Other Intangible Assets
Other intangible assets consist of non-compete agreements, customer relationships and trade names and associated trademarks. The non-compete agreements are being amortized on a straight-line basis over initial periods of approximately 5 years. The customer relationships are being amortized either using the sum of the years' digits method or on a straight-line basis over initial periods ranging from 8 to 15 years. The trade names and associated trademarks are being amortized using the sum of the years' digits method over an initial period of 5 years. We believe that the amortization methods used reflect the estimated pattern in which the economic benefits will be consumed.
Long-Lived Assets
Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, we assess the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates the carrying value of such an asset may not be recoverable, as determined by an undiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value.
Translation of Foreign Currency
Assets and liabilities of our Canadian subsidiaries that have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within stockholders’ equity.
Revenue Recognition
Our rental contract periods are hourly, daily, weekly or monthly and we recognize equipment rental revenue on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $30 and $26 as of December 31, 2013 and 2012, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed. Sales tax amounts collected from customers are recorded on a net basis.
Delivery Expense
Equipment rentals include our revenues from fees we charge for equipment delivery. Delivery costs are charged to operations as incurred, and are included in cost of revenues on our consolidated statements of income.
Advertising Expense
We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. Advertising expense, net of qualified advertising reimbursements, was $0 for each of the years ended December 31, 2013, 2012 and 2011.
Insurance
We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2013 and 2012. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The Company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $600,000 (actual dollars).

Income Taxes
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realized in future periods. The most significant positive evidence that we consider in the recognition of deferred tax assets is the expected reversal of cumulative deferred tax liabilities resulting from book versus tax depreciation of our rental equipment fleet that is well in excess of the deferred tax assets.
We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates impact the calculation of the allowance for doubtful accounts, depreciation and amortization, income taxes, reserves for claims, loss contingencies (including legal contingencies) and the fair values of financial instruments. Actual results could materially differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2013, 2012, and 2011. Our customer with the largest receivable balance represented approximately one percent and two percent of total receivables at December 31, 2013 and 2012, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Stock-Based Compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense over the requisite service period. Determining the fair value of stock option awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period. We classify cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) as financing cash flows.

3.    Acquisitions
On April 30, 2012 (“the acquisition date”), we acquired 100 percent of the outstanding common shares and voting interest of RSC. The results of RSC's operations have been included in our consolidated financial statements since the acquisition date. RSC, which had total revenues of $1.5 billion in 2011, was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. The acquisition has created a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and we believe that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities going forward.
The acquisition date fair value of the consideration transferred of $2.6 billion consisted of the following:

Cash consideration	$1,161
Stock consideration (30 million shares valued based on the URI acquisition date stock price)	1,396
Share-based compensation awards (1)	29
Total purchase consideration	$2,586
(1) This relates to RSC stock options and restricted stock units which were outstanding as of the acquisition date. Each RSC stock option was converted into an adjusted United Rentals stock option to acquire a number of shares of United Rentals common stock, determined by multiplying the number of shares of RSC common stock subject to the RSC stock option by the option exchange ratio (rounded down, if necessary, to a whole share of United Rentals common stock). The “option exchange ratio” means the sum of (i) 0.2783 and (ii) the quotient determined by dividing $10.80 by the volume-weighted average of the closing sale prices of shares of URI common stock as reported on the NYSE composite transactions reporting system for each of the 10 consecutive trading days ending with the acquisition date. The option exchange ratio was 0.5161. The exercise price per share of United Rentals common stock subject to the adjusted United Rentals option is equal to the per share exercise price of such RSC stock option divided by the option exchange ratio (rounded up, if necessary, to the nearest whole cent). Each RSC restricted stock unit (other than an award held by a member of the RSC board who was not also an employee or officer of RSC at such time) was converted into an adjusted United Rentals restricted stock unit in an amount determined by multiplying the number of shares of RSC common stock subject to the RSC restricted stock unit by the option exchange ratio. The portion of the United Rentals replacement awards that has been included in the purchase consideration was calculated as $29 and is based on the vesting which occurred prior to the acquisition date.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Accounts receivable, net of allowance for doubtful accounts (1)	$238
Inventory	23
Deferred taxes	15
Rental equipment	2,013
Property and equipment	47
Intangibles (2)	1,224
Other assets	55
Total identifiable assets acquired	3,615
Short-term debt and current maturities of long-term debt (3)	(1,586)
Current liabilities	(400)
Deferred taxes	(696)
Long-term debt (3)	(992)
Other long-term liabilities	(13)
Total liabilities assumed	(3,687)
Net identifiable assets acquired	(72)
Goodwill (4)	2,658
Net assets acquired	$2,586
(1) The fair value of accounts receivables acquired was $238, and the gross contractual amount was $251. We estimated that $13 will be uncollectible.
(2) The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$1,094	15
Trade names and associated trademarks	81	5
Non-compete agreements	49	5
Total	$1,224
(3) At the closing of the merger, URNA repaid RSC's senior ABL facility, 10 percent senior notes, and 9.5 percent senior notes. The repaid debt is reflected as short-term above as it was paid on the acquisition date. The RSC debt reflected in our consolidated balance sheet as of December 31, 2013 is discussed further in note 12 to the consolidated financial statements. The debt in the table above includes $1,555 of the repaid RSC debt, and the fair values of the following debt assumed by URNA:

10 1/4 percent Senior Notes	$(225)
8 1/4 percent Senior Notes	(699)
Capital leases	(99)
Total assumed debt	$(1,023)
(4) All of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the merger is primarily reflective of RSC's going-concern value, the value of RSC's assembled workforce, new customer relationships expected to arise from the merger, and operational synergies that we expect to achieve that would not be available to other market participants. $39 of the goodwill is expected to be deductible for income tax purposes.
The years ended December 31, 2013, 2012 and 2011include acquisition-related costs of $9, $111 and $19, respectively. The acquisition-related costs are reflected in our consolidated statements of income as “RSC merger related costs” and primarily relate to financial and legal advisory fees, and branding costs. The fees for the year ended December 31, 2012 include $31 of interim bridge financing costs. We do not expect to incur significant additional charges in connection with the merger subsequent to December 31, 2013. In addition to the acquisition-related costs reflected in our consolidated statements of income, we capitalized $67 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between legacy United Rentals locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the increases in the volume of OEC on rent of 22.1 percent and 63.2 percent for the years ended December 31, 2013 and 2012, respectively.
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the RSC acquisition as if the acquisition had been completed on January 1, 2011 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the merger been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the merger, and also does not reflect additional revenue opportunities following the merger. The pro forma information includes adjustments to give effect to the financing for the acquisition and related transactions. The table below presents unaudited pro forma consolidated income statement information as if RSC had been included in our consolidated results for the entire periods reflected:

	Year Ended December 31,
	2012	2011
United Rentals historic revenues	$4,117	$2,611
RSC historic revenues	547	1,522
Pro forma revenues	4,664	4,133
United Rentals historic pretax income	88	164
RSC historic pretax loss	(8)	(40)
Combined pretax income	80	124
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	—
Impact of the fair value mark-up of acquired RSC fleet on cost of rental equipment sales (2)	(4)	(12)
Intangible asset amortization (3)	(43)	(173)
Interest expense on merger financing notes (4)	(39)	(207)
Elimination of historic RSC interest (5)	38	166
RSC historic interest fair value adjustment (6)	2	7
Elimination of merger costs (7)	148	30
Restructuring charges (8)	92	(101)
Pro forma pretax income (loss)	$274	$(166)

(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the RSC acquisition, the impact of which was offset by the impact of extending the useful lives of such equipment.
(2) Cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the RSC acquisition.
(3) The intangible assets acquired in the RSC acquisition were amortized.
(4) Interest expense was adjusted to reflect interest on the merger financing notes described in note 12 to the consolidated financial statements.
(5) RSC historic interest on debt that is not part of the combined entity was eliminated.
(6) RSC historic interest was adjusted for the fair value mark-ups of the debt acquired in the RSC acquisition.
(7) The RSC merger related costs were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
(8) Restructuring charges comprised of severance costs and branch closure charges associated with the acquisition were recognized for 5 quarters (the period from the actual acquisition date through the end of the restructuring program) following the pro forma acquisition date. For the pro forma presentation, over 95 percent of the total charges are reflected in the first year following the pro forma acquisition date, which reflects the timing of the actual restructuring charges.
In addition to the acquisition of RSC, in February 2012, we completed the acquisition of Coble Trench Safety (”Coble”), a specialty rental company with 11 locations in the Mid-Atlantic and Southeast region. Coble had annual rental revenues of approximately $20. Additionally, in August 2013, we completed the acquisition of Rent World, an equipment rental company with two locations in Alberta, Canada. Rent World had annual rental revenues of approximately $5.

4.    Segment Information
Our reportable segments are general rentals and trench safety, power and HVAC (heating, ventilating and air conditioning). The general rentals segment includes the rental of the following equipment:

•
General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment. In 2013, 2012 and 2011, respectively, general construction and industrial equipment accounted for approximately 44 percent, 45 percent and 41 percent of our equipment rental revenue;

•
Aerial work platforms, such as boom lifts and scissor lifts. In 2013, 2012 and 2011, respectively, aerial work platforms accounted for approximately 36 percent, 36 percent and 39 percent of our equipment rental revenue; and

•
General tools and light equipment, such as pressure washers, water pumps and power tools. In 2013, 2012 and 2011, respectively, general tools and light equipment accounted for approximately 9 percent, 9 percent and 8 percent of our equipment rental revenue.

The general rentals segment reflects the aggregation of 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada.
The trench safety, power and HVAC segment includes the rental of specialty construction products such as the following:

•
Power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment. In 2013, 2012 and 2011, power and HVAC equipment accounted for approximately 6 percent of our equipment rental revenue; and

•
Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work. In 2013, 2012 and 2011, respectively, trench safety equipment accounted for approximately 5 percent, 4 percent and 6 percent of our equipment rental revenue.

The trench safety, power and HVAC segment is comprised of the Trench Safety region, which rents the trench safety equipment above, and the Power and HVAC region, which rents the power and HVAC equipment above. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
These segments align our external segment reporting with how management evaluates business performance and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in note 2. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to our segments based primarily on rental fleet size.
The following table sets forth financial information by segment for the years ended December 31, 2013, 2012 and 2011, except for balance sheet information, which is presented as of December 31, 2013 and 2012.

	General rentals	Trench safety, power and HVAC	Total
2013
Equipment rentals	$3,869	$327	$4,196
Sales of rental equipment	474	16	490
Sales of new equipment	97	7	104
Contractor supplies sales	79	8	87
Service and other revenues	72	6	78
Total revenue	4,591	364	4,955
Depreciation and amortization expense	1,038	60	1,098
Equipment rentals gross profit	1,557	153	1,710
Capital expenditures	1,556	128	1,684
Total assets	$10,677	$554	$11,231
2012
Equipment rentals	$3,188	$267	$3,455
Sales of rental equipment	387	12	399
Sales of new equipment	86	7	93
Contractor supplies sales	80	7	87
Service and other revenues	79	4	83
Total revenue	3,820	297	4,117
Depreciation and amortization expense	850	47	897
Equipment rentals gross profit	1,239	125	1,364
Capital expenditures	1,285	84	1,369
Total assets	$10,545	$481	$11,026
2011
Equipment rentals	$1,953	$198	$2,151
Sales of rental equipment	201	7	208
Sales of new equipment	77	7	84
Contractor supplies sales	79	6	85
Service and other revenues	79	4	83
Total revenue	2,389	222	2,611
Depreciation and amortization expense	448	32	480
Equipment rentals gross profit	643	93	736
Capital expenditures	$739	$71	$810

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Year Ended December 31,
	2013	2012	2011
Total equipment rentals gross profit	$1,710	$1,364	$736
Gross profit from other lines of business	277	223	162
Selling, general and administrative expenses	(642)	(588)	(407)
RSC merger related costs	(9)	(111)	(19)
Restructuring charge	(12)	(99)	(19)
Non-rental depreciation and amortization	(246)	(198)	(57)
Interest expense, net	(475)	(512)	(228)
Interest expense- subordinated convertible debentures	(3)	(4)	(7)
Other income, net	5	13	3
Income before provision for income taxes	$605	$88	$164

We operate in the United States and Canada. The following table presents geographic area information for the years ended December 31, 2013, 2012 and 2011, except for balance sheet information, which is presented as of December 31, 2013 and 2012. All the foreign assets as of December 31, 2013 and 2012 are Canadian, and the foreign information in the following table primarily relates to Canada.

	Domestic	Foreign	Total
2013
Equipment rentals	$3,612	$584	$4,196
Sales of rental equipment	438	52	490
Sales of new equipment	82	22	104
Contractor supplies sales	70	17	87
Service and other revenues	62	16	78
Total revenue	4,264	691	4,955
Rental equipment, net	4,768	606	5,374
Property and equipment, net	381	40	421
Goodwill and other intangibles, net	$3,639	$332	$3,971
2012
Equipment rentals	$2,948	$507	$3,455
Sales of rental equipment	350	49	399
Sales of new equipment	67	26	93
Contractor supplies sales	67	20	87
Service and other revenues	66	17	83
Total revenue	3,498	619	4,117
Rental equipment, net	4,357	609	4,966
Property and equipment, net	390	38	428
Goodwill and other intangibles, net	$3,804	$366	$4,170
2011
Equipment rentals	$1,779	$372	$2,151
Sales of rental equipment	180	28	208
Sales of new equipment	59	25	84
Contractor supplies sales	62	23	85
Service and other revenues	64	19	83
Total revenue	$2,144	$467	$2,611

5.    Restructuring and Asset Impairment Charges

Closed Restructuring Program
Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. The restructuring charges under the closed restructuring program for the years ended December 31, 2013, 2012 and 2011 include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of December 31, 2011.
The table below provides certain information concerning our restructuring charges under the closed restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2011:
Branch closure charges	$26	$17	$(16)	$27
Severance costs	2	2	(3)	1
Total	$28	$19	$(19)	$28
Year ended December 31, 2012:
Branch closure charges	$27	$3	$(11)	$19
Severance costs	1	—	(1)	—
Total	$28	$3	$(12)	$19
Year ended December 31, 2013:
Branch closure charges	$19	$3	$(9)	$13
Severance costs	—	—	—	—
Total	$19	$3	$(9)	$13

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
 Between January 1, 2008 and December 31, 2013, we incurred total restructuring charges under the closed restructuring program of $110, comprised of $89 of branch closure charges and $21 of severance costs.
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of December 31, 2013, our employee headcount is approximately 11,850 and our branch network has 832 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013.
The table below provides certain information concerning our restructuring charges under the RSC merger related restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2012:
Branch closure charges	$—	$53	$(20)	$33
Severance costs	—	43	(34)	9
Total	$—	$96	$(54)	$42
Year ended December 31, 2013:
Branch closure charges	$33	$7	$(20)	$20
Severance costs	9	2	(9)	2
Total	$42	$9	$(29)	$22

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
Between January 1, 2012 and December 31, 2013, we incurred total restructuring charges under the RSC merger related restructuring program of $105, comprised of $60 of branch closure charges and $45 of severance costs.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the years ended December 31, 2013, 2012 and 2011, we recorded asset impairment charges of $4, $15 and $4, respectively, in our general rentals segment. The impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above.

6.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2013	2012
Rental equipment	$7,574	$6,820
Less accumulated depreciation	(2,200)	(1,854)
Rental equipment, net	$5,374	$4,966

7.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2013	2012
Land	$103	$106
Buildings	213	224
Non-rental vehicles	67	64
Machinery and equipment	55	51
Furniture and fixtures	160	141
Leasehold improvements	192	175
	790	761
Less accumulated depreciation and amortization	(369)	(333)
Property and equipment, net	$421	$428

8.    Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2013:

	General rentals	Trench safety, power and HVAC	Total
Balance at January 1, 2011 (1)	$105	$93	$198
Goodwill related to acquisitions	65	31	96
Foreign currency translation and other adjustments	(3)	(2)	(5)
Balance at December 31, 2011 (1)	167	122	289
Goodwill related to acquisitions (2)	2,661	20	2,681
Balance at December 31, 2012 (1)	2,828	142	2,970
Foreign currency translation and other adjustments	(16)	(1)	(17)
Balance at December 31, 2013 (1)	$2,812	$141	$2,953

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)
Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition.

Other intangible assets were comprised of the following at December 31, 2013 and 2012:

	December 31, 2013
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	40 months	$54	$18	$36
Customer relationships	13 years	$1,227	$285	$942
Trade names and associated trademarks	40 months	$81	$41	$40

	December 31, 2012
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	51 months	$56	$9	$47
Customer relationships	14 years	$1,233	$144	$1,089
Trade names and associated trademarks	52 months	$82	$18	$64

Amortization expense for other intangible assets was $178, $128 and $8 for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 and 2012 increases as compared to 2011 primarily reflect the 2012 acquisition of RSC discussed in note 3 to our consolidated financial statements.
As of December 31, 2013, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2014	$161
2015	146
2016	131
2017	107
2018	90
Thereafter	383
Total	$1,018

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2013	2012
Self-insurance accruals	$34	$38
Accrued compensation and benefit costs	67	82
Property and income taxes payable	29	29
Restructuring reserves (1)	35	61
Interest payable	99	103
Deferred revenue (2)	32	28
National accounts accrual	35	33
Other (3)	59	61
Accrued expenses and other liabilities	$390	$435
_________________

(1)	Relates to branch closure charges and severance costs. See note 5 (“Restructuring and Asset Impairment Charges”) for additional detail.

(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 (“Revenue Recognition”) for additional detail.

(3)	Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2013	2012
Self-insurance accruals	$60	$59
Other	9	6
Other long-term liabilities	$69	$65

10.    Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2013, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks relating to our ongoing business operations. During the year ended December 31, 2013, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At December 31, 2013, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the year ended December 31, 2013, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At December 31, 2013, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2013, represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at December 31, 2013 were designated and qualify as cash flow hedges and the effective portion of the unrealized gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our consolidated statements of income during the current period. As of December 31, 2013, we had outstanding fixed price swap contracts covering 6.9 million gallons of diesel which will be purchased throughout 2014.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2013, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value occurred. During the year ended December 31, 2013, forward contracts were used to purchase $421 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the year ended December 31, 2013. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of December 31, 2013 and December 31, 2012, $1 and less than $1 were reflected in prepaid expenses and other assets, respectively, less than $1 was reflected in accrued expenses and other liabilities, and less than $1 was reflected in accumulated other comprehensive income in our consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2013 include $38 associated with the fixed price diesel swaps, comprised of the $38 cost of the 9.7 million hedged gallons of diesel purchased in 2013, net of cash received from the counterparties to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2013 associated with the forward contracts to purchase Canadian dollars. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2012 include $25 associated with the fixed price diesel swaps, comprised of the $25 cost of the 6.3 million hedged gallons of diesel purchased in 2012, net of cash received from the counterparties to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2012 associated with the forward contracts to purchase Canadian dollars. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2011 include $22 associated with the fixed price diesel swaps, comprised of the $23 cost of the 5.9 million hedged gallons of diesel purchased in 2011, net of cash received from the counterparty to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2011 associated with the forward contracts to purchase Canadian dollars, as the cash impact of the $4 gain recognized on the derivative was offset by the $4 loss recognized on the hedged item.
The effect of our derivative instruments on our consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Year ended December 31, 2013:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(38)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(3)	3
Year ended December 31, 2012:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(25)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	*	*
Year ended December 31, 2011:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	2	(23)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	4	(4)
 * Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 9.7 million, 6.3 million and 5.9 million gallons of diesel covered by the fixed price swaps during the years ended December 31, 2013, 2012 and 2011, respectively.

11.    Fair Value Measurements
We account for certain assets and liabilities at fair value, and categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities include:
a) quoted prices for similar assets or liabilities in active markets;
b) quoted prices for identical or similar assets or liabilities in inactive markets;
c) inputs other than quoted prices that are observable for the asset or liability;
d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3—Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.
Assets and Liabilities Measured at Fair Value
As of December 31, 2013 and 2012, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of December 31, 2013, less than $1 was reflected in accrued expenses and other liabilities and $1 was reflected in prepaid expenses and other assets in our consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As of December 31, 2012, less than $1 was reflected in accrued expenses and other liabilities and less than $1 was reflected in prepaid expenses and other assets in our consolidated balance sheets reflecting the fair value of the fixed price diesel swaps contracts. As discussed in note 10 to the consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of December 31, 2013, we have fixed price swap contracts covering 6.9 million gallons of diesel which we will buy throughout 2014 at the average contract price of $3.89 per gallon, while the average forward price for the hedged gallons was $3.98 per gallon as of December 31, 2013.
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”) and accounts receivable securitization facility approximate their book values as of December 31, 2013 and 2012. The estimated fair values of our other financial instruments at December 31, 2013 and 2012 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Subordinated convertible debentures	$—	$—	$55	$63
Senior and senior subordinated notes	5,381	5,848	5,387	5,881
Level 2:
4 percent Convertible Senior Notes (1)	136	149	137	155
Level 3:
Capital leases (2)	120	118	148	145

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 6.6 percent. As discussed below (see note 12), the total cost to settle the notes based on the closing price of our common stock on December 31, 2013 would be $1,094.

(2)	The fair value of capital leases reflects the present value of the leases using a 7.0 percent interest rate.

12.    Debt
Debt consists of the following:

	December 31,
	2013	2012
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$430	$453
$2.3 billion ABL Facility (1)	1,106	1,184
5 3/4 percent Senior Secured Notes (2)	750	750
10 1/4 percent Senior Notes (3)	220	223
9 1/4 percent Senior Notes	494	494
7 3/8 percent Senior Notes (2)	750	750
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes (3)	692	695
7 5/8 percent Senior Notes (2)	1,325	1,325
6 1/8 percent Senior Notes	400	400
Capital leases (3)	120	148
Total URNA and subsidiaries debt	7,037	7,172
Holdings:
4 percent Convertible Senior Notes	136	137
Total debt (4)	7,173	7,309
Less short-term portion	(604)	(630)
Total long-term debt	$6,569	$6,679

(1)
$1,142 and $53 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2013. The ABL facility availability is reflected net of $52 of letters of credit. At December 31, 2013, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 2.5 percent and 0.8 percent, respectively.

(2)	In connection with the RSC merger, on March 9, 2012, we issued the merger financing notes. See below for additional detail regarding each of the merger financing notes.

(3)	Upon consummation of the RSC merger, we assumed certain of RSC's debt, including capital leases. See below for additional detail regarding the assumed RSC debt.

(4)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS were non-voting securities, carried a liquidation value of $50 (fifty dollars) per security and were convertible into Holdings’ common stock. During the year ended December 31, 2013, an aggregate of $55 of QUIPS was redeemed. In connection with these redemptions, during the year ended December 31, 2013, we retired $55 principal amount of our subordinated convertible debentures. As of December 31, 2013, there were no QUIPS or subordinated convertible debentures outstanding. Total long-term debt at December 31, 2012 excludes $55 of these Debentures, which were separately classified in our consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflected the obligation to our subsidiary that issued the QUIPS. This subsidiary was not consolidated in our financial statements because we were not the primary beneficiary of the Trust. As of December 31, 2013, the Trust was liquidated.

Short-term debt
As of December 31, 2013, our short-term debt primarily reflects $430 of borrowings under our accounts receivable securitization facility and $136 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they were redeemable at December 31, 2013. As discussed below, in 2013, we amended our accounts receivable securitization facility. During the year ended December 31, 2013, the monthly average amount outstanding under the accounts receivable securitization facility, including the former and amended facilities, was $450 and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the year ended December 31, 2013, including the former and amended facilities, was $494.
Accounts Receivable Securitization Facility. In February and September 2013, we amended and renewed our accounts receivable securitization facility. The amended facility expires on September 18, 2014, includes an increase in the facility size from $475 to $550, and may be extended on a 364-day basis by mutual agreement of the Company and the lenders under the facility. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2013, there were $501 of receivables, net of applicable reserves, in the collateral pool;

•	the receivables in the collateral pool are the lenders’ only source of repayment;

•
upon early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and

•
standard termination events including, without limitation, a change of control of Holdings, URNA or certain of its subsidiaries, a failure to make payments, a failure to comply with standard default, delinquency, dilution and days sales outstanding covenants, or breach of certain financial ratio covenants under the ABL facility.

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and in December 2013, the size of the facility was increased again to $2.3 billion. In June 2013, the ABL facility was amended to reduce the minimum borrowing period and to increase the number of available loan tranches.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before October 2016. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. As discussed below (see “Loan Covenants and Compliance”), the only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio. Since an October 2011 amendment of the facility and through December 31, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
As of December 31, 2013, the ABL facility was our only long-term variable rate debt instrument. During the year ended December 31, 2013, the monthly average amount outstanding under the ABL facility, including the former and amended facilities, was $1,187, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the year ended December 31, 2013, including the former and amended facilities, was $1,478.
9  1/4 percent Senior Notes. In November 2009, URNA issued $500 aggregate principal amount of 9 1/4  percent Senior Notes (the “9 1/4 percent Notes”), which are due December 15, 2019. The net proceeds from the sale of the 9 1/4 percent Notes were $480 (after deducting the initial purchasers’ discount and offering expenses). The 9 1/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 9 1/4 percent Notes may be redeemed on or after December 15, 2014 at specified redemption prices that range from 104.625 percent in 2014 to 100.0 percent in 2017 and thereafter. The indenture governing the 9 1/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 9 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2011 carrying value of the 9 1/4 percent Notes and the $500 principal amount relates to the $6 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The effective interest rate on the 9 1/4 percent Notes is 9.50 percent.
8 3/8 percent Senior Subordinated Notes. In October 2010, URNA issued $750 aggregate principal amount of 8 3/8 percent Senior Subordinated Notes (the “8 3/8 percent Notes”), which are due September 15, 2020. The net proceeds from the sale of the 8 3/8 percent Notes were $732 (after deducting the initial purchasers’ discount and offering expenses). The 8 3/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 8 3/8  percent Notes may be redeemed by URNA on or after September 15, 2015, at specified redemption prices that range from 104.188 percent in 2015 to 100.0 percent in 2018 and thereafter. The indenture governing the 8 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) asset sales, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) dividends and other payments, (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees; and (x) mergers, consolidations or sales of substantially all of our assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 8 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon.
6 1/8 percent Senior Notes. In October 2012, URNA issued $400 aggregate principal amount of 6 1/8 percent Senior Notes (the “6 1/8 percent Notes”), which are due June 15, 2023. The net proceeds from the sale of the 6 1/8 percent Notes were $392 (after deducting offering expenses). The 6 1/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 6 1/8 percent Notes may be redeemed by URNA on or after December 15, 2017, at specified redemption prices that range from 103.063 percent in 2017 to 100 percent in 2020 and thereafter. The indenture governing the 6 1/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) asset sales, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) dividends and other payments, (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees; and (x) mergers, consolidations or sales of substantially all of our assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 6 1/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon.
4 percent Convertible Senior Notes. In November 2009, Holdings issued $173 aggregate principal amount of unsecured 4 percent Convertible Senior Notes (the “4 percent Convertible Notes”), which are due November 15, 2015. The net proceeds from the sale of the 4 percent Convertible Notes were approximately $167, after commissions, fees and expenses, but before the $26 cost of the convertible note hedge transactions described below. Holders of the 4 percent Convertible Notes may convert them into shares of Holdings’ common stock prior to the close of business on the business day immediately preceding May 15, 2015 (subject to earlier conversion in certain circumstances) at an initial conversion price of approximately $11.11 per share of common stock (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the trading price of the 4 percent Convertible Notes falls below certain thresholds or (iii) specified corporate transactions occur. The difference between the December 31, 2013 carrying value of the 4 percent Convertible Notes and the outstanding principal amount of $156 reflects the $20 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Notes were redeemable at December 31, 2013, an amount equal to the $20 unamortized portion of the original issue discount is separately classified in our consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the fourth quarter of 2013, holders of the 4 percent Convertible Notes have the right to redeem the notes during the first quarter of 2014 at a conversion price of $11.11 per share of common stock. Since January 1, 2014, none of the 4 percent Convertible Notes were redeemed, however we have received redemption notices for $56 of the 4 percent Convertible Senior Notes which we expect to be redeemed in the first quarter of 2014.
If the total $156 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $1,094, assuming a conversion price of $77.95 (the closing price of our common stock on December 31, 2013) per share of common stock. The $156 principal amount would be settled in cash, and the remaining $938 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the December 31, 2013 closing stock price, approximately 12 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $938 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $14 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our December 31, 2013 closing stock price, we estimate that we would receive approximately $43 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $14.17.
If Holdings undergoes a fundamental change (as defined in the indenture governing the 4 percent Convertible Notes), holders of the 4 percent Convertible Notes may require Holdings to repurchase all or any portion of their 4 percent Convertible Notes for cash at a price equal to 100 percent of the principal amount of the 4 percent Convertible Notes to be purchased plus any accrued and unpaid interest, including any additional interest, through but excluding the fundamental change purchase date. The difference between the December 31, 2013 carrying value of the 4 percent Convertible Notes and the $156 principal amount relates to the $20 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The original issue discount increased additional paid-in capital by $33, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit), and represents the difference between the $173 of gross proceeds from the 4 percent Convertible Notes issuance and the fair value of the debt component of the 4 percent Convertible Notes at issuance. The effective interest rate on the debt component of the 4 percent Convertible Notes is 11.60 percent. Upon conversion of the 4 percent Convertible Notes, we pay cash for the principal amount of the note, and cash, shares of our common stock, or a combination thereof, at our discretion, for the portion of the conversion value that exceeds the principal amount of the note.
In connection with the 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 10.3 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $75.00 or $80.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 11.3 million or 11.5 million shares, respectively.
Assumed RSC Debt
10 1/4 percent Senior Notes. In November 2009, RSC issued $200 aggregate principal amount of 10 1/4 percent Senior Notes (the “10 1/4 percent Notes”), which are due November 15, 2019. Upon consummation of the RSC merger, URNA assumed the 10 1/4 percent Notes. The 10 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 10 1/4 percent Notes may be redeemed on or after November 15, 2014 at specified redemption prices that range from 105.125 percent in 2014 to 100 percent in 2017 and thereafter. The indenture governing the 10 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (i) incur additional debt, (ii) pay dividends or distributions on their capital stock or repurchase their capital stock, (iii) make certain investments, (iv) create liens on their assets to secure debt, (v) enter into transactions with affiliates, (vi) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (vii) merge or consolidate with another company and (viii) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2013 carrying value of the 10 1/4 percent Notes and the $200 principal amount relates to the $20 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 10 1/4 percent Notes is 8.3 percent. In December 2013, we exercised our right to redeem the $200 principal amount of outstanding 10 1/4 percent Notes, and the notes were redeemed in January 2014. We paid a call premium of $26 in connection with the redemption, and we recognized a loss of approximately $6 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the total purchase price of the notes.
8 1/4 percent Senior Notes. In January 2011, RSC issued $650 aggregate principal amount of 8 1/4 percent Senior Notes (the “8 1/4 percent Notes”), which are due February 1, 2021. Upon consummation of the RSC merger, URNA assumed the 8 1/4 percent Notes. The 8 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 8 1/4 percent Notes may be redeemed on or after February 1, 2016 at specified redemption prices that range from 104.125 percent in 2016 to 100 percent in 2019 and thereafter. The indenture governing the 8 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (i) incur additional debt, (ii) pay dividends or distributions on their capital stock or repurchase their capital stock, (iii) make certain investments, (iv) create liens on their assets to secure debt, (v) enter into transactions with affiliates, (vi) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (vii) merge or consolidate with another company and (viii) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 8 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2013 carrying value of the 8 1/4 percent Notes and the $650 principal amount relates to the $42 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 8 1/4 percent Notes is 7.0 percent.
Merger Financing Notes
5 3/4 percent Senior Secured Notes. In March 2012, a special purpose entity formed for the purpose of issuing the notes and subsequently merged into URNA ("Funding SPV") issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes (the “5 3/4 percent Notes”) which are due July 15, 2018. The net proceeds from the sale of the 5 3/4 percent Notes were approximately $733 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 5 3/4 percent Notes. The 5 3/4 percent Notes are secured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after July 15, 2015, at specified redemption prices that range from 102.875 percent in 2015, to 100 percent in 2017 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of these covenants is subject to important exceptions and qualifications that would allow Holdings, URNA and their respective subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 3/8 percent Senior Notes. In March 2012, Funding SPV issued $750 aggregate principal amount of 7 3/8 percent Senior Notes (the “7 3/8 percent Notes”) which are due May 15, 2020. The net proceeds from the sale of the 7 3/8 percent Notes were approximately $732 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 3/8 percent Notes. The 7 3/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 3/8 percent Notes may be redeemed on or after May 15, 2016, at specified redemption prices that range from 103.688 percent in 2016, to 100 percent in 2018 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow Holdings, URNA and their respective subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 7 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 5/8 percent Senior Notes. In March 2012, Funding SPV issued $1,325 aggregate principal amount of 7 5/8 percent Senior Notes (the “7 5/8 percent Notes”) which are due April 15, 2022. The net proceeds from the sale of the 7 5/8 percent Notes were approximately $1,295 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 5/8 percent Notes. The 7 5/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 5/8 percent Notes may be redeemed on or after April 15, 2017, at specified redemption prices that range from 103.813 percent in 2017, to 100 percent in 2020 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow Holdings, URNA and their respective subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 7 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2013, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As discussed above, in October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility. Since the October 2011 amendment of the facility and through December 31, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
Maturities
Maturities of the Company’s debt (exclusive of any unamortized original issue discount) for each of the next five years and thereafter at December 31, 2013 are as follows:

2014	$468
2015	189
2016	1,328
2017	12
2018	756
Thereafter	4,384
Total	$7,137

Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at December 31, 2013. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015. In December 2013, we exercised our right to redeem the $200 principal amount of outstanding 10 1/4 percent Notes, and the notes were redeemed in January 2014. We used borrowings under our ABL facility to redeem the 10 1/4 percent Notes. The 10 1/4 percent Notes are reflected in the table above using the 2016 maturity date of the ABL facility.

13.    Income Taxes
The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2013 are as follows:

	Year ended December 31,
	2013	2012	2011
Current
Federal	$10	$—	$—
Foreign	39	27	22
State and local	2	2	2
	51	29	24
Deferred
Federal	149	(22)	36
Foreign	4	2	1
State and local	14	4	2
	167	(16)	39
Total	$218	$13	$63

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to the income before provision for income taxes for each of the three years in the period ended December 31, 2013 is as follows:

	Year ended December 31,
	2013	2012	2011
Computed tax at statutory tax rate	$212	$31	$57
State income taxes, net of federal tax benefit (1)	15	5	3
Non-deductible expenses and other (2)	8	(8)	12
Foreign taxes	(17)	(15)	(9)
Total	$218	$13	$63

(1)	2012 state income taxes, net of federal tax benefit includes $8 of expense primarily related to the write-off of certain state deferred tax assets as a result of the RSC acquisition.

(2) 2012 non-deductible expenses and other includes a $6 Canadian tax benefit due to settlements with the Canadian Revenue Authority and a $2 transfer pricing tax benefit. 2011 non-deductible expenses and other includes $6 due to the non-deductibility of certain costs associated with the proposed RSC acquisition and $3 related to an adjustment of federal and state deferred tax liabilities.
The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2013			December 31, 2012
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$54	$59	$113	$61	$58	$119
Intangibles	—	—	—	—	—	—
Debt cancellation and other	—	41	41	—	37	37
Net operating loss and credit carryforwards	206	69	275	204	245	449
Total deferred tax assets	260	169	429	265	340	605
Property and equipment	—	(1,259)	(1,259)	—	(1,236)	(1,236)
Intangibles	—	(369)	(369)	—	(405)	(405)
Valuation allowance	—	—	—	—	(1)	(1)
Total deferred tax liability	—	(1,628)	(1,628)	—	(1,642)	(1,642)
Total deferred income tax asset (liability)	$260	$(1,459)	$(1,199)	$265	$(1,302)	$(1,037)

The Company's liability for unrecognized tax benefits relates to various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

	2013	2012
Balance at January 1	$17	$6
Additions for tax positions of prior years	6	7
Additions for tax positions of prior years related to RSC acquisition	—	6
Settlements	—	(2)
Balance at December 31	$23	$17

The gross unrecognized tax benefits as of December 31, 2013 and 2012 include $7 and $6, respectively, of tax benefits that would impact our effective tax rate if recognized.
We include interest accrued on the underpayment of income taxes in interest expense, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Interest expense of less than $1 related to income tax was reflected in our consolidated statements of income for each of the years ended December 31, 2013, 2012 and 2011.
We file income tax returns in the United States and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2007. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2010. Canadian authorities have concluded income tax audits for periods through 2010. Canadian transfer pricing for 2006 through 2010 is currently under audit. Included in the balance of unrecognized tax benefits at December 31, 2013 are certain tax positions under audit by the Canadian Revenue Authority ("CRA"), and it is reasonably possible that these audits will be concluded within the next 12 months. It is reasonably possible that the conclusion of these audits will result in a settlement of reported unrecognized tax benefits for those tax positions during the next 12 months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.
For financial reporting purposes, income from continuing operations before income taxes for our foreign subsidiaries was $160, $143 and $86 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, unremitted earnings of foreign subsidiaries were approximately $465. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. If we changed our reinvestment policy and decided to remit earnings as a dividend, a deferred tax liability would arise. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.
We have net operating loss carryforwards (“NOLs”) of $1,183 for state income tax purposes that expire from 2014 through 2033. We have recorded a valuation allowance against this deferred asset of less than $1 as of December 31, 2013 and 2012. We have NOLs of $551 for federal income tax purposes that expire beginning in 2031. We have not recorded a valuation allowance against this deferred tax asset because it is deemed more likely than not that such benefit will be realized in the future. There were no new NOLs for federal income tax recognized in 2013. In 2013, the Company utilized $430 of existing NOLs to offset tax liabilities.

14.    Commitments and Contingencies
We are subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Indemnification
The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law.
Operating Leases
We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2013:

	Real Estate Leases	Non-Rental Equipment Leases
2014	$98	$28
2015	87	29
2016	72	22
2017	54	21
2018	35	19
Thereafter	67	16
Total	$413	$135
Our real estate leases provide for varying terms, including customary escalation clauses. We evaluate our operating leases in accordance with GAAP. Our leases generally include default provisions that are customary, and do not contain material adverse change clauses, cross-default provisions or subjective default provisions. In these leases, the occurrence of an event of default is objectively determinable based on predefined criteria. Based on the facts and circumstances that existed at lease inception and with consideration of our history as a lessee, we believe that it is reasonable to assume that an event of default will not occur.
Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $135, $175 and $122 for the years ended December 31, 2013, 2012 and 2011, respectively.
Capital Leases
Capital lease obligations consist primarily of vehicle and building leases with periods expiring at various dates through 2028. Capital lease obligations were $120 and $148 at December 31, 2013 and 2012, respectively. The following table presents capital lease financial statement information for the years ended December 31, 2013, 2012 and 2011, except for balance sheet information, which is presented as of December 31, 2013 and 2012:

	2013	2012	2011
Depreciation of rental equipment	$22	$15	$3
Non-rental depreciation and amortization	5	4	4
Rental equipment	171	167
Less accumulated depreciation	(38)	(23)
Rental equipment, net	133	144
Property and equipment, net:
Non-rental vehicles	18	23
Buildings	18	17
Less accumulated depreciation and amortization	(13)	(9)
Property and equipment, net	$23	$31

Future minimum lease payments for capital leases for each of the next five years and thereafter at December 31, 2013 are as follows:

2014	$43
2015	36
2016	24
2017	13
2018	7
Thereafter	10
Total	133
Less amount representing interest (1)	(13)
Capital lease obligations	$120

(1)	The weighted average interest rate on our capital lease obligations as of December 31, 2013 was approximately 5.3 percent.
Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $17, $11 and $6 in the years ended December 31, 2013, 2012 and 2011, respectively. The increase in Company contributions in 2013 from 2012 was primarily due to increased participation in the plans, including the impact of the RSC acquisition. The increase in Company contributions in 2012 from 2011 was primarily due to the impact of the RSC acquisition.
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

15.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2013 and 2012, there were (i) 0.9 million and 1.3 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (ii) 0.0 million and 1.3 million shares of common stock reserved for the conversion of outstanding QUIPS of the Trust, respectively, and (iii) 17.5 million and 18.9 million shares of common stock reserved for the conversion of 4 percent Convertible Notes, respectively. As discussed above (see note 12), based on the price of our common stock during the fourth quarter of 2013, holders of the 4 percent Convertible Notes may redeem them during the first quarter of 2014 at a conversion price of approximately $11.11 per share of common stock. Since January 1, 2014 (the beginning of the first quarter), none of the 4 percent Convertible Notes were redeemed, however we have received redemption notices for $56 of the 4 percent Convertible Senior Notes which we expect to be redeemed in the first quarter of 2014.
As of December 31, 2013, there were an aggregate of 1.1 million outstanding time and performance-based restricted stock units ("RSUs") which vest in 2014, 2015 and 2016, and there were 1.8 million shares available for grant of stock and options under our 2010 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	3,353	$14.30
Granted	63	31.49
Exercised	(1,831)	19.25
Canceled	(49)	7.85
Outstanding at December 31, 2011	1,536	9.30
Granted	1,148	22.17
Exercised	(1,362)	15.42
Canceled	(34)	32.26
Outstanding at December 31, 2012	1,288	13.69
Granted	74	53.78
Exercised	(484)	12.22
Canceled	(3)	23.63
Outstanding at December 31, 2013	875	17.85
Exercisable at December 31, 2011	674	$10.14
Exercisable at December 31, 2012	770	$10.97
Exercisable at December 31, 2013	684	$11.67

As of December 31, 2013 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$0.01-5.00	243	5.2	$3.38	243	$3.38
5.01-10.00	209	6.2	8.32	209	8.32
10.01-15.00	40	5.1	14.43	37	14.48
15.01-20.00	69	4.2	16.21	68	16.22
20.01-25.00	10	2.9	24.67	10	24.67
25.01-30.00	107	6.0	25.81	55	25.96
30.01-35.00	72	7.0	31.77	45	31.72
35.01-40.00	—	0	—	—	—
40.01-45.00	51	8.1	41.25	17	41.25
45.01-50.00	—	0	—	—	—
50.01-55.00	74	9.2	53.78	—	—
	875		$17.85	684	$11.67
The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 was $53 and $45, respectively. A summary of the intrinsic value of options exercised follows:

	Year Ended December 31,
	2013	2012	2011
Intrinsic value of options exercised	$21	$33	$22
Weighted-average grant date fair value per option	$24.56	$29.52	$14.58
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest over the performance period which is currently the calendar year. There were 603 thousand shares of common stock issued upon vesting of RSUs during 2013, net of 369 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2013	2012	2011
RSUs granted	894	1,216	499
Weighted-average grant date price per unit	$57.50	$43.98	$30.98

As of December 31, 2013, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $22. The weighted-average period over which this compensation cost is expected to be recognized is 1.8 years.
A summary of RSU activity for the year ended December 31, 2013 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2012	901	$33.50
Granted	894	57.50
Vested	(999)	44.96
Forfeited	(33)	42.45
Nonvested as of December 31, 2013	763	$46.06

The total fair value of RSUs vested during the fiscal years ended December 31, 2013, 2012 and 2011 was $53, $43, and $22, respectively.

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms on September 27, 2011. Our board of directors elected not to renew or extend the plan.

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2013 (1):
Total revenues	$1,100	$1,206	$1,311	$1,338	$4,955
Gross profit	385	471	564	567	1,987
Operating income	149	250	337	342	1,078
Net income	21	83	143	140	387
Earnings per share—basic	0.22	0.89	1.53	1.49	4.14
Earnings per share—diluted (3)	0.19	0.78	1.35	1.31	3.64
For the year ended December 31, 2012 (2):
Total revenues	$656	$993	$1,219	$1,249	$4,117
Gross profit	213	374	505	495	1,587
Operating income	87	46	222	236	591
Net income (loss)	13	(52)	73	41	75
Earnings (loss) per share—basic	0.21	(0.63)	0.78	0.45	0.91
Earnings (loss) per share—diluted (3)	0.17	(0.63)	0.70	0.40	0.79

(1)
The fourth quarter of 2013 includes a reduction in bad debt expense of $17 as compared to the fourth quarter of 2012 primarily due to improved receivable aging. In the fourth quarter of 2013, we recognized a benefit of $3 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves.

(2)
During the fourth quarter of 2012, we recognized $13 of charges associated with the RSC acquisition. Additionally, during the quarter, we recognized restructuring charges of $6, primarily reflecting branch closure charges associated with the RSC acquisition. During the quarter, we also recognized asset impairment charges of $2 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets. During the fourth quarter of 2012, we redeemed our 10 7/8 percent Senior Notes and all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon redemption/conversion, we recognized a loss of $72 in interest expense, net. The loss represents the difference between the net carrying amount and the total purchase/conversion price of these securities. During the quarter, we also recognized a benefit of $6 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves. Additionally, operating income for the fourth quarter 2012 included $8 of costs, in the aggregate, primarily related to the merger, which should have been recognized in the second and third quarters of 2012. There was no impact on 2012 full year operating income.

(3)	Diluted earnings (loss) per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2013:
RSC merger related costs (4)	$(0.03)	$(0.01)	$—	$—	$(0.05)
RSC merger related intangible asset amortization (5)	(0.24)	(0.24)	(0.23)	(0.24)	(0.94)
Impact on depreciation related to acquired RSC fleet and property and equipment (6)	0.01	0.01	0.01	0.01	0.04
Impact of the fair value mark-up of acquired RSC fleet and inventory (7)	(0.08)	(0.07)	(0.05)	(0.06)	(0.25)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (9)	0.01	0.01	0.01	0.01	0.04
Restructuring charge (10)	(0.04)	(0.03)	(0.01)	—	(0.07)
Asset impairment charge (11)	(0.01)	(0.01)	—	—	(0.02)
Loss on extinguishment of debt securities, including subordinated convertible debentures	(0.01)	—	(0.01)	—	(0.02)
For the year ended December 31, 2012:
RSC merger related costs (4)	$(0.09)	$(0.60)	$(0.05)	$(0.08)	$(0.72)
RSC merger related intangible asset amortization (5)	—	(0.21)	(0.25)	(0.25)	(0.74)
Impact on depreciation related to acquired RSC fleet and property and equipment (6)	—	0.02	0.02	—	0.03
Impact of the fair value mark-up of acquired RSC fleet and inventory (7)	—	(0.05)	(0.09)	(0.09)	(0.24)
Pre-close RSC merger related interest expense (8)	(0.10)	(0.12)	—	—	(0.19)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (9)	—	0.01	0.01	0.01	0.03
Restructuring charge (10)	—	(0.39)	(0.23)	(0.03)	(0.64)
Asset impairment charge (11)	—	(0.02)	(0.06)	(0.01)	(0.10)
Loss on extinguishment of debt securities, including subordinated convertible debentures	—	—	—	(0.41)	(0.45)
Gain on sale of software subsidiary (12)	—	0.07	—	(0.01)	0.05

(4)	This reflects transaction costs associated with the RSC acquisition discussed in note 3 to our consolidated financial statements.

(5)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(6)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(7)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and subsequently sold.

(8)
As discussed in note 12 to our consolidated financial statements, in March 2012, we issued $2,825 of debt in connection with the RSC merger. The pre-close RSC merger related interest expense reflects the interest expense recorded on this debt prior to the acquisition date.

(9)
This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition. See note 12 to our consolidated financial statements for additional detail on the acquired debt.

(10)	As discussed in note 5 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with the RSC merger and our closed restructuring program.

(11)
As discussed in note 5 to our consolidated financial statements, this charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with the RSC acquisition and our closed restructuring program.

(12)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.

17.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. The diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 exclude the impact of approximately 0.3 million, 1.8 million and 2.2 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$387	$75	$101
Convertible debt interest—1 7/8 percent notes	—	—	—
Net income available to common stockholders	$387	$75	$101
Denominator:
Denominator for basic earnings per share—weighted-average common shares	93,436	82,960	62,184
Effect of dilutive securities:
Employee stock options and warrants	504	720	1,037
Convertible subordinated notes—1 7/8 percent	—	—	1,015
Convertible subordinated notes—4 percent	11,769	10,632	8,532
Restricted stock units	582	536	581
Denominator for diluted earnings per share—adjusted weighted-average common shares	106,291	94,848	73,349
Basic earnings per share	$4.14	$0.91	$1.62
Diluted earnings per share	$3.64	$0.79	$1.38

18.    Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent, (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (iii) certain indebtedness that is guaranteed by the guarantor subsidiaries. However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the subsidiary guarantor, the sale of all or substantially all of the subsidiary guarantor's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the subsidiary guarantor as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to pay dividends. As of December 31, 2013, the amount available for distribution under the most restrictive of these covenants was $466.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$17	$—	$158	$—	$—	$175
Accounts receivable, net	—	36	—	140	628	—	804
Intercompany receivable (payable)	308	(257)	(51)	(132)	—	132	—
Inventory	—	62	—	8	—	—	70
Prepaid expenses and other assets	—	42	1	10	—	—	53
Deferred taxes	—	258	—	2	—	—	260
Total current assets	308	158	(50)	186	628	132	1,362
Rental equipment, net	—	4,768	—	606	—	—	5,374
Property and equipment, net	48	313	20	40	—	—	421
Investments in subsidiaries	1,648	1,132	997	—	—	(3,777)	—
Goodwill, net	—	2,708	—	245	—	—	2,953
Other intangibles, net	—	931	—	87	—	—	1,018
Other long-term assets	2	100	—	—	1	—	103
Total assets	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$136	$38	$—	$—	$430	$—	$604
Accounts payable	—	254	—	38	—	—	292
Accrued expenses and other liabilities	1	327	25	36	1	—	390
Total current liabilities	137	619	25	74	431	—	1,286
Long-term debt	—	6,421	140	8	—	—	6,569
Subordinated convertible debentures	—	—	—	—	—	—	—
Deferred taxes	21	1,357	—	81	—	—	1,459
Other long-term liabilities	—	65	—	4	—	—	69
Total liabilities	158	8,462	165	167	431	—	9,383
Temporary equity (note 12)	20	—	—	—	—	—	20
Total stockholders’ equity (deficit)	1,828	1,648	802	997	198	(3,645)	1,828
Total liabilities and stockholders’ equity (deficit)	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2012

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$20	$—	$86	$—	$—	$106
Accounts receivable, net	—	43	—	146	604	—	793
Intercompany receivable (payable)	168	(108)	(49)	(163)	—	152	—
Inventory	—	60	—	8	—	—	68
Prepaid expenses and other assets	—	87	10	14	—	—	111
Deferred taxes	—	263	—	2	—	—	265
Total current assets	168	365	(39)	93	604	152	1,343
Rental equipment, net	—	4,357	—	609	—	—	4,966
Property and equipment, net	41	333	16	38	—	—	428
Investments in subsidiaries	1,575	1,029	932	—	—	(3,536)	—
Goodwill, net	—	2,710	—	260	—	—	2,970
Other intangibles, net	—	1,094	—	106	—	—	1,200
Other long-term assets	4	115	—	—	—	—	119
Total assets	$1,788	$10,003	$909	$1,106	$604	$(3,384)	$11,026
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$137	$40	$—	$—	$453	$—	$630
Accounts payable	—	243	—	43	—	—	286
Accrued expenses and other liabilities	1	361	33	40	—	—	435
Total current liabilities	138	644	33	83	453	—	1,351
Long-term debt	—	6,522	150	7	—	—	6,679
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	21	1,199	—	82	—	—	1,302
Other long-term liabilities	—	63	—	2	—	—	65
Total liabilities	214	8,428	183	174	453	—	9,452
Temporary equity (note 12)	31	—	—	—	—	—	31
Total stockholders’ equity (deficit)	1,543	1,575	726	932	151	(3,384)	1,543
Total liabilities and stockholders’ equity (deficit)	$1,788	$10,003	$909	$1,106	$604	$(3,384)	$11,026

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2013

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$3,612	$—	$584	$—	$—	$4,196
Sales of rental equipment	—	438	—	52	—	—	490
Sales of new equipment	—	82	—	22	—	—	104
Contractor supplies sales	—	70	—	17	—	—	87
Service and other revenues	—	62	—	16	—	—	78
Total revenues	—	4,264	—	691	—	—	4,955
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,391	—	243	—	—	1,634
Depreciation of rental equipment	—	752	—	100	—	—	852
Cost of rental equipment sales	—	283	—	31	—	—	314
Cost of new equipment sales	—	67	—	17	—	—	84
Cost of contractor supplies sales	—	48	—	11	—	—	59
Cost of service and other revenues	—	19	—	6	—	—	25
Total cost of revenues	—	2,560	—	408	—	—	2,968
Gross profit	—	1,704	—	283	—	—	1,987
Selling, general and administrative expenses	8	541	—	88	5	—	642
RSC merger related costs	—	9	—	—	—	—	9
Restructuring charge	—	12	—	—	—	—	12
Non-rental depreciation and amortization	17	210	—	19	—	—	246
Operating (loss) income	(25)	932	—	176	(5)	—	1,078
Interest expense (income), net	12	454	6	5	5	(7)	475
Interest expense-subordinated convertible debentures	3	—	—	—	—	—	3
Other (income) expense, net	(132)	191	—	18	(82)	—	(5)
Income (loss) before provision (benefit) for income taxes	92	287	(6)	153	72	7	605
Provision (benefit) for income taxes	38	113	(2)	41	28	—	218
Income before equity in net earnings (loss) of subsidiaries	54	174	(4)	112	44	7	387
Equity in net earnings (loss) of subsidiaries	333	159	112	—	—	(604)	—
Net income (loss)	387	333	108	112	44	(597)	387
Other comprehensive (loss) income	(65)	(65)	(65)	(50)	—	180	(65)
Comprehensive income (loss)	$322	$268	$43	$62	$44	$(417)	$322

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2012

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV (1)	Eliminations	Total
Revenues:
Equipment rentals	$—	$2,699	$249	$507	$—	$—	$3,455
Sales of rental equipment	—	318	32	49	—	—	399
Sales of new equipment	—	60	7	26	—	—	93
Contractor supplies sales	—	60	7	20	—	—	87
Service and other revenues	—	58	8	17	—	—	83
Total revenues	—	3,195	303	619	—	—	4,117
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,071	116	205	—	—	1,392
Depreciation of rental equipment	—	558	50	91	—	—	699
Cost of rental equipment sales	—	223	20	31	—	—	274
Cost of new equipment sales	—	48	6	20	—	—	74
Cost of contractor supplies sales	—	44	5	13	—	—	62
Cost of service and other revenues	—	21	3	5	—	—	29
Total cost of revenues	—	1,965	200	365	—	—	2,530
Gross profit	—	1,230	103	254	—	—	1,587
Selling, general and administrative expenses	—	434	48	74	32	—	588
RSC merger related costs	—	111	—	—	—	—	111
Restructuring charge	—	95	—	4	—	—	99
Non-rental depreciation and amortization	16	160	5	17	—	—	198
Operating (loss) income	(16)	430	50	159	(32)	—	591
Interest expense (income), net	13	432	35	3	33	(4)	512
Interest expense-subordinated convertible debentures	4	—	—	—	—	—	4
Other (income) expense, net	(86)	123	10	12	(72)	—	(13)
Income (loss) before provision (benefit) for income taxes	53	(125)	5	144	7	4	88
Provision (benefit) for income taxes	60	(93)	15	28	3	—	13
(Loss) income before equity in net earnings (loss) of subsidiaries	(7)	(32)	(10)	116	4	4	75
Equity in net earnings (loss) of subsidiaries	82	114	118	—	—	(314)	—
Net income (loss)	75	82	108	116	4	(310)	75
Other comprehensive income (loss)	9	9	8	3	—	(20)	9
Comprehensive income (loss)	$84	$91	$116	$119	$4	$(330)	$84

(1)	Includes interest expense prior to the April 30, 2012 RSC acquisition date on the merger financing debt issued by Funding SPV, as discussed further in note 12 to our consolidated financial statements.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2011

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$1,037	$742	$372	$—	$—	$2,151
Sales of rental equipment	—	117	63	28	—	—	208
Sales of new equipment	—	38	21	25	—	—	84
Contractor supplies sales	—	37	25	23	—	—	85
Service and other revenues	—	43	22	18	—	—	83
Total revenues	—	1,272	873	466	—	—	2,611
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	479	352	161	—	—	992
Depreciation of rental equipment	—	220	137	66	—	—	423
Cost of rental equipment sales	—	80	44	18	—	—	142
Cost of new equipment sales	—	30	17	20	—	—	67
Cost of contractor supplies sales	—	26	17	15	—	—	58
Cost of service and other revenues	—	19	7	5	—	—	31
Total cost of revenues	—	854	574	285	—	—	1,713
Gross profit	—	418	299	181	—	—	898
Selling, general and administrative expenses	7	162	143	75	20	—	407
RSC merger related costs	—	19	—	—	—	—	19
Restructuring charge	—	7	9	3	—	—	19
Non-rental depreciation and amortization	15	19	17	6	—	—	57
Operating (loss) income	(22)	211	130	97	(20)	—	396
Interest expense (income), net	12	207	6	4	4	(5)	228
Interest expense-subordinated convertible debentures	7	—	—	—	—	—	7
Other (income) expense, net	(73)	61	37	12	(40)	—	(3)
Income (loss) before provision (benefit) for income taxes	32	(57)	87	81	16	5	164
Provision (benefit) for income taxes	9	(4)	28	24	6	—	63
Income (loss) before equity in net (loss) earnings of subsidiaries	23	(53)	59	57	10	5	101
Equity in net (loss) earnings of subsidiaries	78	131	62	—	—	(271)	—
Net income (loss)	101	78	121	57	10	(266)	101
Other comprehensive (loss) income	(12)	(12)	(11)	(6)	—	29	(12)
Comprehensive income (loss)	$89	$66	$110	$51	$10	$(237)	$89

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2013

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by operating activities	$26	$1,285	$4	$216	$20	$—	$1,551
Net cash used in investing activities	(26)	(1,018)	—	(133)	—	—	(1,177)
Net cash used in financing activities	—	(270)	(4)	(1)	(20)	—	(295)
Effect of foreign exchange rates	—	—	—	(10)	—	—	(10)
Net (decrease) increase in cash and cash equivalents	—	(3)	—	72	—	—	69
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$17	$—	$158	$—	$—	$175

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2012

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$7	$654	$151	$153	$(244)	$—	$721
Net cash used in investing activities	(7)	(1,851)	(155)	(91)	—	—	(2,104)
Net cash provided by (used in) financing activities	—	1,211	4	(6)	244	—	1,453
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase in cash and cash equivalents	—	14	—	56	—	—	70
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$20	$—	$86	$—	$—	$106

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2011

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$280	$236	$132	$(36)	$—	$612
Net cash used in investing activities	(13)	(315)	(241)	(296)	—	—	(865)
Net cash provided by (used in) financing activities	13	37	5	(11)	36	—	80
Effect of foreign exchange rate	—	—	—	6	—	—	6
Net increase (decrease) in cash and cash equivalents	—	2	—	(169)	—	—	(167)
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203
Cash and cash equivalents at end of period	$—	$6	$—	$30	$—	$—	$36

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Acquired	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts	$64	$—	$4	$19	(a)	$49
Reserve for obsolescence and shrinkage	3	—	16	16	(b)	3
Self-insurance reserve	97	—	92	95	(c)	94
Year ended December 31, 2012:
Allowance for doubtful accounts	$33	$13	$37	$19	(a)	$64
Reserve for obsolescence and shrinkage	2	1	13	13	(b)	3
Self-insurance reserve	83	21	84	91	(c)	97
Year ended December 31, 2011:
Allowance for doubtful accounts	$29	$—	$21	$17	(a)	$33
Reserve for obsolescence and shrinkage	1	—	5	4	(b)	2
Self-insurance reserve	93	—	65	75	(c)	83

The above information reflects the continuing operations of the Company for the periods presented. Additionally, because the Company has retained certain self-insurance liabilities associated with the discontinued traffic control business, those amounts have been included as well.

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
The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The Company’s financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm, as indicated in the following report. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Rentals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of United Rentals, Inc. and our report dated January 22, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
January 22, 2014

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), which will be filed with the SEC on or before April 30, 2014.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2014.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2013 and 2012
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
United Rentals, Inc. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
Schedule II Valuation and Qualifying Accounts
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.
(3) Exhibits: The exhibits to this report are listed in the exhibit index below.
(b) Description of exhibits

Exhibit Number		Description of Exhibit
2	(a)
Agreement and Plan of Merger, dated as of December 15, 2011, by and between United Rentals, Inc. and RSC Holdings Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

2	(b)
Agreement and Plan of Merger, dated as of April 30, 2012, by and between United Rentals (North America), Inc. and UR Merger Sub Corporation (incorporated by reference to Exhibit 1.1 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

3	(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3	(b)	By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on December 23, 2010)

3	(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2013)

3	(d)	By-laws of United Rentals (North America), Inc., dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2013)

4	(a)
Form of Certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of Amendment No. 2 to the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117, filed on December 3, 1997)

4	(b)
Indenture, dated as of November 17, 2009, relating to 4 percent Convertible Senior Notes due 2015, between United Rentals, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(c)	Form of 4 percent Convertible Senior Notes due 2015 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

Exhibit Number		Description of Exhibit
4	(d)
Indenture, dated as of November 17, 2009, relating to 9 1/4 percent Senior Notes due 2019, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.'s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(e)
First Supplemental Indenture, dated April 30, 2012, relating to 9 1/4 percent Senior Notes due 2019, among United Rentals (North America), Inc., United Rentals, Inc., the subsidiaries named therein, UR Merger Sub Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(f)	Form of 9 1/4 percent Senior Notes due 2019 (incorporated by reference to Exhibit A of Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(g)
Indenture, dated as of October 26, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.'s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

4	(h)
Supplemental Indenture, dated as of December 1, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4(ff) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)

4	(i)
Second Supplemental Indenture, dated as of April 30, 2012, relating to 8 3/8 percent Senior Subordinated Notes due 2020, among United Rentals (North America), Inc., United Rentals, Inc., the subsidiaries named therein, UR Merger Sub Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(j)	Form of 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

4	(k)
Indenture, dated as of March 9, 2012, relating to 5 3/4 percent Senior Secured Notes due 2018, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(l)
First Supplemental Indenture, dated as of April 30, 2012, relating to 5 3/4 percent Senior Secured Notes due 2018, among UR Financing Escrow Corporation, UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(m)
Indenture, dated as of March 9, 2012, relating to 7 3/8 percent Senior Notes due 2020, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(n)
First Supplemental Indenture, dated as of April 30, 2012, relating to 7 3/8 percent Senior Notes due 2020, among UR Financing Escrow Corporation. UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein, Wells Fargo Bank, National Association and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(o)
Indenture, dated as of March 9, 2012, relating to 7 5/8 percent Senior Notes due 2022, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(p)
First Supplemental Indenture, dated as of April 30, 2012, relating to 7 5/8 percent Senior Notes due 2022, among UR Financing Escrow Corporation, UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(q)
Indenture, dated as of October 30, 2012, relating to 6 1/8 percent Senior Notes due 2023, among United Rentals (North America), Inc., United Rentals, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 30, 2012)

Exhibit Number		Description of Exhibit
4	(r)
Indenture, dated as of November 17, 2009, relating to 10 1/4 percent Senior Notes due 2019, among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the RSC Holdings Inc. Report on Form 8-K filed on November 17, 2009)

4	(s)
First Supplemental Indenture, dated as of April 30, 2012, relating to RSC 10 1/4 percent Senior Notes due 2019, between UR Merger Sub Corporation and Wells Fargo. as Trustee (incorporated by reference to Exhibit 4.8 of the United Rentals, Inc. Form 8-K filed on May 3, 2012)

4	(t)
Second Supplemental Indenture, dated as of April 30, 2012, relating to RSC 10 1/4 percent Senior Notes due 2019, among UR Merger Sub Corporation, the subsidiaries named therein and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.9 of the United Rentals, Inc. Form 8-K filed on May 3, 2012)

4	(u)
Indenture, dated as of January 19, 2011, relating to 8 1/4 percent Senior Notes due 2021, among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the RSC Holdings Inc. Form 8-K filed on January 20, 2011)

4	(v)
First Supplemental Indenture, dated as of April 30, 2012, relating to RSC 8 1/4 percent Senior Notes due 2021, between UR Merger Sub Corporation and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.10 of the United Rentals, Inc. Form 8-K filed on May 3, 2012)

4	(w)
Second Supplemental Indenture, dated as of April 30, 2012, relating to RSC 8 1/4 percent Senior Notes due 2021, among UR Merger Sub Corporation, the subsidiaries named therein and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.11 of the United Rentals, Inc. Form 8-K filed on May 3, 2012)

10	(a)
1998 Supplemental Stock Option Plan of United Rentals, Inc., as amended and restated (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005, Commission File No. 001-14387)‡

10	(b)
2001 Comprehensive Stock Plan of United Rentals, Inc. (formerly the 2001 Senior Stock Plan) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(c)
United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(d)
United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective January 1, 2013 (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-K for year ended December 31, 2012)‡

10	(e)
United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(f)
Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(g)
United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(h)
Amendment Number One to the United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(j) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(i)
United Rentals, Inc. 2009 Annual Incentive Compensation Plan, effective for bonuses granted for the 2009 fiscal year (incorporated by reference to Annex A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on April 30, 2009)‡

10	(j)
United Rentals, Inc. Long-Term Incentive Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

Exhibit Number		Description of Exhibit
10	(k)	United Rentals, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 31, 2010)‡

10	(l)
Form of United Rentals, Inc. 2010 Long-Term Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2010)‡

10	(m)
Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(n)
United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(o)
Amendment Number One to the United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(p) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(p)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(q)
Form of United Rentals, Inc., Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(r)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(s)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(t)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(u)
Form of Directors Option Agreement of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on March 8, 2005)‡

10	(v)
Form of United Rentals, Inc. 2012 Performance Award Agreement for Senior Management (incorporated by reference to Exhibit 10(j) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2012)‡

10	(w)
Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before April 30, 2014, are hereby incorporated by reference

10	(x)	RSC Holdings Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Registration Statement on Form S-8, No. 333-181084 filed on May 1, 2012)

10	(y)
Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

10	(z)
First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on January 15, 2009)‡***

10	(aa)
Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

Exhibit Number		Description of Exhibit
10	(bb)
Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(dd) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(cc)
Fifth Amendment, effective October 22, 2012, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for year ended December 31, 2012)‡

10	(dd)
Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

10	(ee)
Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on November 25, 2008)‡

10	(ff)
Second Amendment, effective as of December 1, 2008, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(gg)
Third Amendment, dated as of December 22, 2011, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(hh) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2011)‡

10	(hh)
Fourth Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2012) ‡

10	(ii)
Employment Agreement, dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on September 1, 2006)‡

10	(jj)
First Amendment, effective as of August 30, 2006, to the Employment Agreement between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(kk)
Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)‡

10	(ll)
First Amendment, dated as of March 31, 2010, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(mm)
Second Amendment, effective as of February 2, 2009, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(nn) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(nn)
Third Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and Jonathan M. Gottsegen (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2012) ‡

10	(oo)
Employment Agreement, dated as of March 12, 2010, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(pp)
First Amendment, effective as of March 12, 2010, to the Employment Agreement between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(rr) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(qq)
First Amendment, dated April 28, 2008, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

10	(rr)
Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2013) ‡

Exhibit Number		Description of Exhibit
10	(ss)
Form of Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(tt)
Form of Indemnification Agreement for executive officers and directors (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2009)‡

10	(uu)
Amended and Restated Credit Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, Bank of America N.A., Wells Fargo Capital Finance, LLC, Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(vv)
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 16, 2011, to that certain Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, the financial institutions party thereto from time to time, Bank of America N.A., as agent for the lenders, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 29, 2011)

10	(ww)
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 28, 2013, to that certain Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, the financial institutions party thereto from time to time, Bank of America N.A., as agent for the lenders, and the other parties thereto (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q filed for the quarter ended June 30, 2013)

10	(xx)
Amended and Restated U.S. Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(yy)
Supplement to the U.S. Security Agreement, dated as of April 30, 2012, by and among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to the Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(zz)
Amended and Restated U.S. Intellectual Property Security Agreement, dated as of October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(aaa)
Supplement to the Intellectual Property Security Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.9 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(bbb)
Amended and Restated U.S. Guarantee Agreement, dated October 14, 2011, by and among United Rentals Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named or referred to therein and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(ccc)
Supplement to the U.S. Guarantee Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(ddd)
Amended and Restated Canadian Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

Exhibit Number		Description of Exhibit
10	(eee)
Supplement to the Canadian Security Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(fff)
Amended and Restated Canadian URFLP Guarantee, dated October 14, 2011, by United Rentals of Nova Scotia (No. 1), ULC and United Rentals of Nova Scotia (No. 2), ULC (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(ggg)
Amended and Restated Canadian Guarantee, dated October 14, 2011, by United Rentals, Inc., United Rentals (North America), Inc. and certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named therein (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(hhh)
Supplement to the Canadian Guarantee Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to the Exhibit 10.8 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(iii)
Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Note Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(jjj)
Intellectual Property Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(kkk)
Third Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2012, by and among The Bank of Nova Scotia, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Liberty Street Funding LLC, Market Street Funding LLC, Gotham Funding Corporation, United Rentals Receivables LLC II and United Rentals, Inc. (without annexes) (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

10	(lll)
Assignment and Acceptance Agreement and Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement, dated as of February 1, 2013, among United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Market Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on February 4, 2013)

10	(mmm)
Amendment No. 2 to the Third Amended and Restated Receivables Purchase Agreement and Amendment No. 1 to the Third Amended and Restated Purchase and Contribution Agreement, dated as of September 17, 2013, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Market Street Funding, LLC, The Bank of Nova Scotia, PNC Bank, National Association, Bank of America, National Association, and The Bank of Tokyo-Mitsubishi UFJ. Ltd., New York Branch (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2013)

10	(nnn)
Third Amended and Restated Purchase and Contribution Agreement, dated as of September 24, 2012, by and among United Rentals Receivables LLC II, United Rentals, Inc. and United Rentals (North America), Inc. (without annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

10	(ooo)
Amended and Restated Performance Undertaking, dated as of September 24, 2012, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

10	(ppp)
Confirmation of Performance Undertaking, dated as of December 22, 2008, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10(xx) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008, Commission File No. 001-14387)

10	(qqq)
Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on January 7, 2009)

Exhibit Number		Description of Exhibit
10	(rrr)
Form of Capped Call Confirmation, dated as of November 10, 2009, between United Rentals, Inc. and each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009) ‡‡

10	(sss)
Voting Agreement, dated as of December 15, 2011, by and between United Rentals, Inc. and OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

10	(ttt)
Commitment Letter, dated as of December 15, 2011, among United Rentals, Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, WF Investment Holdings, LLC, Wells Fargo Securities, LLC and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

10	(uuu)
Incremental Assumption Agreement, dated as of March 5, 2012, between United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership and certain other subsidiaries of United Rentals, Inc. and Bank of America, N.A., as agent and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 8, 2012)

10	(vvv)
Incremental Assumption Agreement, dated as of December 19, 2013, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership and certain other subsidiaries of United Rentals, Inc. and Bank of America, N.A., as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2013)

10	(www)
Registration Rights Agreement for the 2022 Senior Notes, dated as of March 9, 2012, among UR Financing Escrow Corporation and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10	(xxx)
Joinder to the Registration Rights Agreement for the 2022 Senior Notes dated as of April 30, 2012, among UR Merger Sub Corporation, United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(yyy)
Registration Rights Agreement for the 2020 Senior Notes, dated as of March 9, 2012, among UR Financing Escrow Corporation and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10	(zzz)
Joinder to the Registration Rights Agreement for the 2020 Senior Notes dated as of April 30, 2012, among UR Merger Sub Corporation. United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(aaaa)
Registration Rights Agreement for the 2018 Senior Secured Notes, dated as of March 9, 2012, among UR Financing Escrow Corporation and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10	(bbbb)
Joinder to the Registration Rights Agreement for the 2018 Senior Secured Notes dated as of April 30, 2012, among UR Merger Sub Corporation, United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10	(cccc)
Escrow Agreement for the Notes, dated as of March 9, 2012 among UR Financing Escrow Corporation, United Rentals (North America), Inc., Wells Fargo Bank, National Association as trustee under the indentures and Wells Fargo Bank, National Association as Escrow Agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

Exhibit Number		Description of Exhibit
10	(dddd)
Intercreditor Agreement, dated as of March 9, 2012 among Bank of America, N.A. as credit agreement agent and Wells Fargo Bank, National Association as trustee under the indentures and Wells Fargo Bank, National Association as second lien collateral agent, acknowledged by UR Merger Sub Corporation, the Company and certain other grantors (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10	(eeee)
Accession Agreement, dated as of April 30, 2012, between UR Merger Sub Corporation and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

12	*	Computation of Ratio of Earnings to Fixed Charges

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Annual Report on Form 10-K for the Company and URNA, for the year ended December 31, 2013, filed on January 22, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	The First Amendment to Mr. Kneeland’s Employment Agreement corresponds to Exhibit 10(ss).

‡	This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

‡‡
The Company also entered into a Form of Additional Capped Call Option, dated November 13, 2009 with each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc which is substantially identical to Exhibit 10(rrr) and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.
Date:	January 22, 2014	By:	/s/ MICHAEL J. KNEELAND
Michael J. Kneeland, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ JENNE K. BRITELL	Chairman	January 22, 2014
Jenne K. Britell

/S/ JOSÉ B. ALVAREZ	Director	January 22, 2014
José B. Alvarez

/S/ BOBBY J. GRIFFIN	Director	January 22, 2014
Bobby J. Griffin

/S/ PIERRE E. LEROY	Director	January 22, 2014
Pierre E. Leroy

/S/ SINGLETON B. MCALLISTER	Director	January 21, 2014
Singleton B. McAllister

/S/ BRIAN D. MCAULEY	Director	January 22, 2014
Brian D. McAuley

/S/ JOHN S. MCKINNEY	Director	January 22, 2014
John S. McKinney

/S/ JAMES H. OZANNE	Director	January 22, 2014
James H. Ozanne

/S/ JASON D. PAPASTAVROU	Director	January 22, 2014
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 22, 2014
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 22, 2014
Donald C. Roof

/S/ L. “KEITH” WIMBUSH	Director	January 22, 2014
L. “Keith” Wimbush

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	January 22, 2014
Michael J. Kneeland

/S/ WILLIAM B. PLUMMER	Chief Financial Officer (Principal Financial Officer)	January 22, 2014
William B. Plummer

/S/ JOHN J. FAHEY	Vice President, Controller (Principal Accounting Officer)	January 22, 2014
John J. Fahey