Form 10-Q
period 2014-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2014-04-16
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of April 14, 2014, there were 97,270,783 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that RSC Holdings Inc. ("RSC"), National Pump[1] or other companies that we have acquired or may acquire, in our specialty business or otherwise, could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

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

•
our significant indebtedness (which totaled $7.0 billion at March 31, 2014) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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
_______________

1.
In April 2014, we acquired assets of the following four entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”).

•
labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally; and

•	increases in our maintenance and replacement costs and/or decreases in the residual value of our equipment.

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$227	$175
Accounts receivable, net of allowance for doubtful accounts of $44 at March 31, 2014 and $49 at December 31, 2013	752	804
Inventory	102	70
Prepaid expenses and other assets	59	53
Deferred taxes	260	260
Total current assets	1,400	1,362
Rental equipment, net	5,406	5,374
Property and equipment, net	408	421
Goodwill, net	2,944	2,953
Other intangible assets, net	972	1,018
Other long-term assets	117	103
Total assets	$11,247	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$265	$604
Accounts payable	454	292
Accrued expenses and other liabilities	382	390
Total current liabilities	1,101	1,286
Long-term debt	6,774	6,569
Deferred taxes	1,481	1,459
Other long-term liabilities	67	69
Total liabilities	9,423	9,383
Temporary equity (note 6)	11	20
Common stock—$0.01 par value, 500,000,000 shares authorized, 102,707,899 and 97,527,696 shares issued and outstanding, respectively, at March 31, 2014 and 97,966,802 and 93,288,936 shares issued and outstanding, respectively, at December 31, 2013	1	1
Additional paid-in capital	2,061	2,054
Retained earnings (accumulated deficit)	23	(37)
Treasury stock at cost—5,180,203 and 4,677,866 shares at March 31, 2014 and December 31, 2013, respectively	(252)	(209)
Accumulated other comprehensive (loss) income	(20)	19
Total stockholders’ equity	1,813	1,828
Total liabilities and stockholders’ equity	$11,247	$11,231
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Equipment rentals	$1,005	$916
Sales of rental equipment	110	123
Sales of new equipment	26	21
Contractor supplies sales	19	20
Service and other revenues	18	20
Total revenues	1,178	1,100
Cost of revenues:
Cost of equipment rentals, excluding depreciation	409	393
Depreciation of rental equipment	217	202
Cost of rental equipment sales	65	83
Cost of new equipment sales	20	17
Cost of contractor supplies sales	13	13
Cost of service and other revenues	6	7
Total cost of revenues	730	715
Gross profit	448	385
Selling, general and administrative expenses	168	160
Merger related costs	1	6
Restructuring charge	1	6
Non-rental depreciation and amortization	60	64
Operating income	218	149
Interest expense, net	125	118
Interest expense—subordinated convertible debentures	—	2
Other income, net	(1)	(1)
Income before provision for income taxes	94	30
Provision for income taxes	34	9
Net income	$60	$21
Basic earnings per share	$0.63	$0.22
Diluted earnings per share	$0.56	$0.19
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2014	2013
Net income	$60	$21
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(38)	(20)
Fixed price diesel swaps	(1)	—
Other comprehensive loss	(39)	(20)
Comprehensive income (1)	$21	$1

(1)There were no material reclassifications from accumulated other comprehensive income (loss) reflected in other comprehensive loss during 2014 or 2013. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive loss during 2014 or 2013.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss) (3)
Balance at December 31, 2013	93	$1	$2,054	$(37)	5	$(209)	$19
Net income				60
Foreign currency translation adjustments							(38)
Fixed price diesel swaps							(1)
Stock compensation expense, net			12
Exercise of common stock options			1
4 percent Convertible Senior Notes (2)	5		12
Shares repurchased and retired			(18)
Repurchase of common stock						(43)
Balance at March 31, 2014	98	$1	$2,061	$23	5	$(252)	$(20)

(1) An aggregate of less than 1 million net shares were issued during the year ended December 31, 2013.
(2)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and the conversion of a portion of the 4 percent Convertible Senior Notes during the three months ended March 31, 2014, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 6 to our condensed consolidated financial statements for additional detail.
(3)The Accumulated Other Comprehensive Income (Loss) balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$60	$21
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	266
Amortization of deferred financing costs and original issue discounts	5	6
Gain on sales of rental equipment	(45)	(40)
Gain on sales of non-rental equipment	(1)	(1)
Stock compensation expense, net	12	9
Merger related costs	1	6
Restructuring charge	1	6
Loss on extinguishment of debt securities	11	—
Loss on retirement of subordinated convertible debentures	—	1
Increase in deferred taxes	22	3
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	47	65
Increase in inventory	(32)	(34)
(Increase) decrease in prepaid expenses and other assets	(4)	30
Increase in accounts payable	163	121
Decrease in accrued expenses and other liabilities	(9)	(50)
Net cash provided by operating activities	508	409
Cash Flows From Investing Activities:
Purchases of rental equipment	(333)	(289)
Purchases of non-rental equipment	(18)	(14)
Proceeds from sales of rental equipment	110	123
Proceeds from sales of non-rental equipment	11	5
Purchases of other companies, net of cash acquired	(1)	—
Net cash used in investing activities	(231)	(175)
Cash Flows From Financing Activities:
Proceeds from debt	2,398	631
Payments of debt, including subordinated convertible debentures	(2,543)	(795)
Proceeds from the exercise of common stock options	1	3
Common stock repurchased	(61)	(30)
Payments of financing costs	(20)	—
Cash received in connection with the 4 percent Convertible Senior Notes and related hedge, net	7	—
Net cash used in financing activities	(218)	(191)
Effect of foreign exchange rates	(7)	(2)
Net increase in cash and cash equivalents	52	41
Cash and cash equivalents at beginning of period	175	106
Cash and cash equivalents at end of period	$227	$147
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$9	$15
Cash paid for interest, including subordinated convertible debentures	84	90
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2013 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year. Certain reclassifications of prior year's amounts have been made to conform to the current year’s presentation.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2014
Equipment rentals	$924	$81	$1,005
Sales of rental equipment	106	4	110
Sales of new equipment	24	2	26
Contractor supplies sales	17	2	19
Service and other revenues	17	1	18
Total revenue	1,088	90	1,178
Depreciation and amortization expense	259	18	277
Equipment rentals gross profit	344	35	379
Capital expenditures	331	20	351
Three Months Ended March 31, 2013
Equipment rentals	$854	$62	$916
Sales of rental equipment	119	4	123
Sales of new equipment	20	1	21
Contractor supplies sales	18	2	20
Service and other revenues	19	1	20
Total revenue	1,030	70	1,100
Depreciation and amortization expense	252	14	266
Equipment rentals gross profit	295	26	321
Capital expenditures	288	15	303

	March 31, 2014	December 31, 2013
Total reportable segment assets
General rentals	$10,696	$10,677
Trench safety, power and HVAC	551	554
Total assets	$11,247	$11,231

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2014	2013
Total equipment rentals gross profit	$379	$321
Gross profit from other lines of business	69	64
Selling, general and administrative expenses	(168)	(160)
Merger related costs	(1)	(6)
Restructuring charge	(1)	(6)
Non-rental depreciation and amortization	(60)	(64)
Interest expense, net	(125)	(118)
Interest expense- subordinated convertible debentures	—	(2)
Other income, net	1	1
Income before provision for income taxes	$94	$30

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Restructuring Charges
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
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the April 2012 acquisition of RSC Holdings Inc. ("RSC"). The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of March 31, 2014, our employee headcount is approximately 11,800 and our branch network has 839 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
The table below provides certain information concerning our restructuring charges for the three months ended March 31, 2014:

	Reserve Balance at	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at
Description	December 31, 2013			March 31, 2014
Closed Restructuring Program
Branch closure charges	$13	$—	$(1)	$12
Severance costs	—	—	—	—
Total	$13	$—	$(1)	$12
RSC Merger Related Restructuring Program
Branch closure charges	$20	$1	$(3)	$18
Severance costs	2	—	(1)	1
Total	$22	$1	$(4)	$19
Total
Branch closure charges	$33	$1	$(4)	$30
Severance costs	2	—	(1)	1
Total	$35	$1	$(5)	$31

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
4. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of March 31, 2014, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks related to our ongoing business operations. During the three months ended March 31, 2014 and 2013, the primary risks we managed using derivative instruments were diesel price risk and foreign currency

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

exchange rate risk. At March 31, 2014, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the three months ended March 31, 2013, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At March 31, 2014 and December 31, 2013, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at March 31, 2014 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of March 31, 2014, we had outstanding fixed price swap contracts covering 6.4 million gallons of diesel which will be purchased throughout 2014 and 2015.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars represent derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts are recognized in our condensed consolidated statements of income during the period in which the changes in fair value occur.
Financial Statement Presentation
As of March 31, 2014 and December 31, 2013, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 was as follows:

		Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(10)	*	$(9)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	—	—	(2)	2

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.6 million and 2.2 million gallons of diesel covered by the fixed price swaps during the three months ended March 31, 2014 and 2013, respectively. These amounts are reflected, net of

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

cash received from the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
As of March 31, 2014 and December 31, 2013, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of March 31, 2014 and December 31, 2013, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts.
As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of March 31, 2014, we have fixed price swap contracts that mature throughout 2014 and 2015 covering 6.4 million gallons of diesel which we will buy at the average contract price of $3.89 per gallon, while the average forward price for the hedged gallons was $3.88 per gallon as of March 31, 2014.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximate their book values as of March 31, 2014 and December 31, 2013. The estimated fair values of our financial instruments as of March 31, 2014 and December 31, 2013 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$6,563	$7,051	$5,381	$5,848
Level 2:
4 percent Convertible Senior Notes (1)	89	96	136	149
___________________

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 6.6 percent. As discussed below (see Item 3- Quantitative and Qualitative Disclosures about Market Risk), the total cost to settle the notes based on the closing price of our common stock on March 31, 2014 would be $857.

6. Debt and Subordinated Convertible Debentures
Debt consists of the following:

	March 31, 2014	December 31, 2013
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$140	$430
$2.3 billion ABL Facility (2)	135	1,106
5 3/4 percent Senior Secured Notes	750	750
10 1/4 percent Senior Notes (3)	—	220
9 1/4 percent Senior Notes (4)	494	494
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes	691	692
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes (5)	953	400
5 3/4 percent Senior Notes (6)	850	—
Capital leases	112	120
Total URNA and subsidiaries debt	6,950	7,037
Holdings:
4 percent Convertible Senior Notes (7)	89	136
Total debt	7,039	7,173
Less short-term portion (8)	(265)	(604)
Total long-term debt	$6,774	$6,569
 ___________________

(1)
At March 31, 2014, $313 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.8 percent at March 31, 2014. During the three months ended March 31, 2014, the monthly average amount outstanding under the accounts receivable securitization facility was $331, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the three months ended March 31, 2014 was $427. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of March 31, 2014, there were $453 of receivables, net of applicable reserves, in the collateral pool.

(2)
At March 31, 2014, $2.1 billion was available under our ABL facility, net of $52 of letters of credit. The interest rate applicable to the ABL facility was 3.4 percent at March 31, 2014. During the three months ended March 31, 2014, the monthly average amount outstanding under the ABL facility was $873, and the weighted-average interest rate thereon was 2.5 percent. The maximum month-end amount outstanding under the ABL facility during the three months ended March 31, 2014 was $1.3 billion.

(3)
In January 2014, we redeemed all of our 10 1/4 percent Senior Notes. We paid a call premium of $26 in connection with the redemption, and recognized a loss of approximately $6 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the total purchase price of the notes.

(4)
As discussed in note 10 to the condensed consolidated financial statements, in March 2014, we announced that we were acquiring assets of the following four entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). Using proceeds from debt issued contemporaneous with the National Pump acquisition, as discussed below, and cash on hand, we redeemed all the

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

outstanding 9 1/4 percent Senior Notes in April 2014. We paid a call premium of approximately $52 in connection with the redemption and recognized a loss of approximately $65 in interest expense upon redemption. The loss represented the difference between the net carrying amount and the total purchase price of the notes.

(5)
Contemporaneous with the National Pump acquisition described in note 10 to the condensed consolidated financial statements, in March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes. The net proceeds from the issuance were $546 (after deducting offering expenses). The newly issued notes have identical terms, and are fungible, with the 6 1/8 percent Senior Notes outstanding at December 31, 2013. The difference between the carrying value of the 6 1/8 percent Senior Notes and the $925 principal amount relates to the $28 unamortized portion of the original issue premium recognized in conjunction with the March 2014 issuance, which is being amortized through the maturity date in 2023. The effective interest rate on the 6 1/8 percent Senior Notes is 5.7 percent.

(6)
In connection with the National Pump acquisition described in note 10 to the condensed consolidated financial statements, in March 2014, URNA issued $850 principal amount of 5 3/4 percent Senior Notes which are due November 15, 2024. The net proceeds from the issuance were $837 (after deducting offering expenses). The net proceeds were used to finance in part the cash purchase price of the National Pump acquisition which closed in April 2014. The 5 3/4 percent Senior Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Senior Notes may be redeemed on or after May 15, 2019, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on May 15, 2019, to 100 percent in the 12-month period commencing on May 15, 2022 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Senior Notes contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 5 3/4 percent Senior Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

(7)
The difference between the March 31, 2014 carrying value of the 4 percent Convertible Senior Notes and the $100 principal amount reflects the $11 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at March 31, 2014, an amount equal to the $11 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” During the three months ended March 31, 2014, $56 of our 4 percent Convertible Notes were redeemed. We recognized a loss of approximately $5 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the fair value of the debt component of the notes. Based on the price of our common stock during the first quarter of 2014, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the second quarter of 2014 at a conversion price of $11.11 per share of common stock. Since April 1, 2014 (the beginning of the second quarter), $4 of the 4 percent Convertible Senior Notes were redeemed.

(8)
As of March 31, 2014, our short-term debt primarily reflects $140 of borrowings under our accounts receivable securitization facility and $89 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt because they are redeemable at March 31, 2014.

Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 8.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

of the conversion right, the price of our common stock was $90.00 or $95.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 7.5 million or 7.6 million shares, respectively.
Loan Covenants and Compliance
As of March 31, 2014, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through March 31, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
7. Legal and Regulatory Matters
In addition to the disclosures provided in note 14 to our consolidated financial statements for the year ended December 31, 2013 filed on Form 10-K on January 22, 2014, we are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2013 excludes the impact of approximately 1.2 million common stock equivalents since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income available to common stockholders	$60	$21
Denominator:
Denominator for basic earnings per share—weighted-average common shares	95,225	93,310
Effect of dilutive securities:
Employee stock options and warrants	435	619
Convertible subordinated notes—4 percent	10,224	11,866
Restricted stock units	540	585
Denominator for diluted earnings per share—adjusted weighted-average common shares	106,424	106,380
Basic earnings per share	$0.63	$0.22
Diluted earnings per share	$0.56	$0.19

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent, (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (iii) certain indebtedness that is guaranteed only by the guarantor subsidiaries (specifically, the 10 1/4 percent Senior Notes and the 8 1/4 percent Senior Notes). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the subsidiary guarantor, the sale of all or substantially all of the subsidiary guarantor's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the subsidiary guarantor as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. Certain reclassifications of prior year's amounts have been made to conform to the current year’s presentation.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to pay dividends. As of March 31, 2014, the amount available for distribution under the most restrictive of these covenants was $448.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$23	$—	$204	$—	$—	$227
Accounts receivable, net	—	37	—	126	589	—	752
Intercompany receivable (payable)	261	(199)	(55)	(135)	—	128	—
Inventory	—	92	—	10	—	—	102
Prepaid expenses and other assets	—	48	2	9	—	—	59
Deferred taxes	—	258	—	2	—	—	260
Total current assets	261	259	(53)	216	589	128	1,400
Rental equipment, net	—	4,838	—	568	—	—	5,406
Property and equipment, net	46	302	20	40	—	—	408
Investments in subsidiaries	1,629	1,372	984	—	—	(3,985)	—
Goodwill, net	—	2,708	—	236	—	—	2,944
Other intangible assets, net	—	892	—	80	—	—	972
Other long-term assets	1	116	—	—	—	—	117
Total assets	$1,937	$10,487	$951	$1,140	$589	$(3,857)	$11,247
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$89	$36	$—	$—	$140	$—	$265
Accounts payable	—	413	—	41	—	—	454
Accrued expenses and other liabilities	2	329	21	30	—	—	382
Total current liabilities	91	778	21	71	140	—	1,101
Long-term debt	—	6,632	135	7	—	—	6,774
Deferred taxes	22	1,381	—	78	—	—	1,481
Other long-term liabilities	—	67	—	—	—	—	67
Total liabilities	113	8,858	156	156	140	—	9,423
Temporary equity (note 6)	11	—	—	—	—	—	11
Total stockholders’ equity (deficit)	1,813	1,629	795	984	449	(3,857)	1,813
Total liabilities and stockholders’ equity (deficit)	$1,937	$10,487	$951	$1,140	$589	$(3,857)	$11,247

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$17	$—	$158	$—	$—	$175
Accounts receivable, net	—	36	—	140	628	—	804
Intercompany receivable (payable)	308	(257)	(51)	(132)	—	132	—
Inventory	—	62	—	8	—	—	70
Prepaid expenses and other assets	—	42	1	10	—	—	53
Deferred taxes	—	258	—	2	—	—	260
Total current assets	308	158	(50)	186	628	132	1,362
Rental equipment, net	—	4,768	—	606	—	—	5,374
Property and equipment, net	48	313	20	40	—	—	421
Investments in subsidiaries	1,648	1,132	997	—	—	(3,777)	—
Goodwill, net	—	2,708	—	245	—	—	2,953
Other intangible assets, net	—	931	—	87	—	—	1,018
Other long-term assets	2	100	—	—	1	—	103
Total assets	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$136	$38	$—	$—	$430	$—	$604
Accounts payable	—	254	—	38	—	—	292
Accrued expenses and other liabilities	1	327	25	36	1	—	390
Total current liabilities	137	619	25	74	431	—	1,286
Long-term debt	—	6,421	140	8	—	—	6,569
Deferred taxes	21	1,357	—	81	—	—	1,459
Other long-term liabilities	—	65	—	4	—	—	69
Total liabilities	158	8,462	165	167	431	—	9,383
Temporary equity (note 6)	20	—	—	—	—	—	20
Total stockholders’ equity (deficit)	1,828	1,648	802	997	198	(3,645)	1,828
Total liabilities and stockholders’ equity (deficit)	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$872	$—	$133	$—	$—	$1,005
Sales of rental equipment	—	100	—	10	—	—	110
Sales of new equipment	—	21	—	5	—	—	26
Contractor supplies sales	—	15	—	4	—	—	19
Service and other revenues	—	15	—	3	—	—	18
Total revenues	—	1,023	—	155	—	—	1,178
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	354	—	55	—	—	409
Depreciation of rental equipment	—	193	—	24	—	—	217
Cost of rental equipment sales	—	60	—	5	—	—	65
Cost of new equipment sales	—	16	—	4	—	—	20
Cost of contractor supplies sales	—	10	—	3	—	—	13
Cost of service and other revenues	—	5	—	1	—	—	6
Total cost of revenues	—	638	—	92	—	—	730
Gross profit	—	385	—	63	—	—	448
Selling, general and administrative expenses	25	123	—	20	—	—	168
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	4	51	—	5	—	—	60
Operating (loss) income	(29)	209	—	38	—	—	218
Interest expense (income), net	6	118	1	1	1	(2)	125
Other (income) expense, net	(32)	46	2	3	(20)	—	(1)
(Loss) income before provision for income taxes	(3)	45	(3)	34	19	2	94
Provision for income taxes	—	18	—	9	7	—	34
(Loss) income before equity in net earnings (loss) of subsidiaries	(3)	27	(3)	25	12	2	60
Equity in net earnings (loss) of subsidiaries	63	36	25	—	—	(124)	—
Net income (loss)	60	63	22	25	12	(122)	60
Other comprehensive (loss) income	(39)	(39)	(38)	(30)	—	107	(39)
Comprehensive income (loss)	$21	$24	$(16)	$(5)	$12	$(15)	$21

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$781	$—	$135	$—	$—	$916
Sales of rental equipment	—	112	—	11	—	—	123
Sales of new equipment	—	16	—	5	—	—	21
Contractor supplies sales	—	16	—	4	—	—	20
Service and other revenues	—	15	—	5	—	—	20
Total revenues	—	940	—	160	—	—	1,100
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	333	—	60	—	—	393
Depreciation of rental equipment	—	178	—	24	—	—	202
Cost of rental equipment sales	—	76	—	7	—	—	83
Cost of new equipment sales	—	13	—	4	—	—	17
Cost of contractor supplies sales	—	10	—	3	—	—	13
Cost of service and other revenues	—	6	—	1	—	—	7
Total cost of revenues	—	616	—	99	—	—	715
Gross profit	—	324	—	61	—	—	385
Selling, general and administrative expenses	19	117	—	22	2	—	160
Merger related costs	—	6	—	—	—	—	6
Restructuring charge	—	6	—	—	—	—	6
Non-rental depreciation and amortization	4	55	—	5	—	—	64
Operating (loss) income	(23)	140	—	34	(2)	—	149
Interest expense (income), net	2	114	1	1	1	(1)	118
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(30)	45	—	3	(19)	—	(1)
Income (loss) before provision (benefit) for income taxes	3	(19)	(1)	30	16	1	30
Provision (benefit) for income taxes	1	(7)	—	9	6	—	9
Income (loss) before equity in net earnings (loss) of subsidiaries	2	(12)	(1)	21	10	1	21
Equity in net earnings (loss) of subsidiaries	19	31	21	—	—	(71)	—
Net income (loss)	21	19	20	21	10	(70)	21
Other comprehensive (loss) income	(20)	(20)	(20)	(15)	—	55	(20)
Comprehensive income (loss)	$1	$(1)	$—	$6	$10	$(15)	$1

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$3	$390	$1	$62	$52	$—	$508
Net cash used in investing activities	(3)	(219)	—	(9)	—	—	(231)
Net cash used in financing activities	—	(165)	(1)	—	(52)	—	(218)
Effect of foreign exchange rates	—	—	—	(7)	—	—	(7)
Net increase in cash and cash equivalents	—	6	—	46	—	—	52
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$23	$—	$204	$—	$—	$227
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$16	$295	$(1)	$50	$49	$—	$409
Net cash used in investing activities	(16)	(148)	—	(11)	—	—	(175)
Net cash (used in) provided by financing activities	—	(143)	1	—	(49)	—	(191)
Effect of foreign exchange rates	—	—	—	(2)	—	—	(2)
Net increase in cash and cash equivalents	—	4	—	37	—	—	41
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$24	$—	$123	$—	$—	$147

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

10. Subsequent Events
In March 2014, we announced that we had entered into a definitive asset purchase agreement to acquire National Pump, the second largest specialty pump rental company in North America. National Pump is a leading supplier of pumps for energy and petrochemical customers, with upstream oil and gas customers representing about half of its revenue. National Pump had a total of 35 branches, including four branches in western Canada. The acquisition is expected to expand our product offering, and supports our strategy of expanding our presence in industrial and specialty rental markets. The acquisition closed in April 2014. The total original equipment cost (“OEC”) of the acquired fleet was approximately $215 and National Pump had annual revenues of approximately $210. The purchase price was approximately $780, comprised of $765 in cash and $15 in stock. The acquisition also provides for the following additional cash consideration to be paid based on the achievement of the following financial targets:
1.A maximum payout of $75 if National Pump's trailing twelve months adjusted EBITDA (as defined below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Overview”) reaches $134 twelve months post-closing; and
2.An additional maximum payout of $50 if National Pump's trailing twelve months adjusted EBITDA reaches $161 eighteen months post-closing.
Contemporaneous with the National Pump acquisition, in March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes (as an add on to our existing 6 1/8 percent Senior Notes) and $850 principal amount of 5 3/4 percent Senior Notes, as discussed in note 6 to the condensed consolidated financial statements. In March 2014, the net proceeds from the debt issuances were used to temporarily reduce the outstanding balance under our ABL facility, and in April 2014, the net proceeds from the issuance of the 6 1/8 percent Senior Notes and cash on hand were used to redeem all our outstanding 9 1/4 percent Senior Notes. We paid a call premium of approximately $52 in connection with the redemption and recognized a loss of approximately $65 in interest expense upon redemption. The loss represented the difference between the net carrying amount and the total purchase price of the notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 839 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $7.8 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,100 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the three months ended March 31, 2014.
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

•
A targeted presence in industrial and specialty rental markets. We expect to continue to expand our trench safety, power and HVAC (also referred to as "specialty") footprint, as well as our tools offering, and to cross-sell these services throughout our network. We believe that the expansion of our specialty business will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings. As discussed in note 10 to the condensed consolidated financial statements, in April 2014 we acquired National Pump. The acquisition is expected to expand our product offering, and supports our strategy of expanding our presence in industrial and specialty rental markets;

•
The further optimization of our customer mix and fleet mix, with a dual objective: to enhance our performance in serving our current customer base, and to focus on the accounts and customer types that are best suited to our strategy for profitable growth. We believe these efforts will lead to even better service of our target accounts, primarily large construction and industrial customers, as well as select local contractors. Our fleet teams will use similar analyses to identify trends in equipment categories and define action plans that can generate improved returns; and

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. Having completed eight branch pilots in late 2013, we are now in the early stages of launching this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations.

During the three months ended March 31, 2014, year over year, our rental rates increased 4.3 percent and the volume of OEC on rent increased 7.6 percent, which we believe reflects improvements in our operating environment and the execution of our strategy.
Financial Overview
As discussed further in note 6 to the condensed consolidated financial statements, during the three months ended March 31, 2014, we took the following actions that have improved our financial flexibility and liquidity:

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, URNA issued $850 principal amount of 5 3/4 percent Senior Notes.

•	In March 2014, we announced the redemption of our 9 1/4 percent Senior Notes. The redemption was completed in April 2014.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of March 31, 2014, we had available liquidity of $2.7 billion, including cash of $227. In April 2014, a portion of the available liquidity was used to redeem all our outstanding 9 1/4 percent Senior Notes and to finance in part the cash purchase price of the National Pump acquisition discussed in note 10 to the condensed consolidated financial statements.
Net income. Net income and diluted earnings per share for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
Net income	$60	$21
Diluted earnings per share	$0.56	$0.19

Net income and diluted earnings per share for the three months ended March 31, 2014 and 2013 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended March 31,
	2014		2013
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(1)	$(0.01)	$(4)	$(0.03)
RSC merger related intangible asset amortization (2)	(24)	(0.22)	(26)	(0.24)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	—	—	1	0.01
Impact of the fair value mark-up of acquired RSC fleet (4)	(5)	(0.05)	(8)	(0.08)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	1	0.01	1	0.01
Restructuring charge (6)	(1)	(0.01)	(4)	(0.04)
Asset impairment charge (7)	—	—	(1)	(0.01)
Loss on repurchase/redemption of debt securities and retirement of subordinated convertible debentures	(6)	(0.06)	(1)	(0.01)

(1)
This reflects transaction costs associated with the 2012 acquisition of RSC Holdings Inc. ("RSC") and the April 2014 acquisition of National Pump discussed in note 10 to the condensed consolidated financial statements.

(2)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(6)	As discussed below (see “Restructuring charges”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(7)	This charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with the RSC acquisition.
In addition to the matters discussed above, our 2014 performance reflects increased gross profit from equipment rentals.

EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net, and the impact of the fair value mark-up of the acquired RSC fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2014	2013
Net income	$60	$21
Provision for income taxes	34	9
Interest expense, net	125	118
Interest expense – subordinated convertible debentures	—	2
Depreciation of rental equipment	217	202
Non-rental depreciation and amortization	60	64
EBITDA	$496	$416
Merger related costs (1)	1	6
Restructuring charge (2)	1	6
Stock compensation expense, net (3)	12	9
Impact of the fair value mark-up of acquired RSC fleet (4)	9	14
Adjusted EBITDA	$519	$451

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$508	$409
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(5)	(6)
Gain on sales of rental equipment	45	40
Gain on sales of non-rental equipment	1	1
Merger related costs (1)	(1)	(6)
Restructuring charge (2)	(1)	(6)
Stock compensation expense, net (3)	(12)	(9)
Loss on extinguishment of debt securities	(11)	—
Loss on retirement of subordinated convertible debentures	—	(1)
Changes in assets and liabilities	(121)	(111)
Cash paid for interest, including subordinated convertible debentures	84	90
Cash paid for income taxes, net	9	15
EBITDA	$496	$416
Add back:
Merger related costs (1)	1	6
Restructuring charge (2)	1	6
Stock compensation expense, net (3)	12	9
Impact of the fair value mark-up of acquired RSC fleet (4)	9	14
Adjusted EBITDA	$519	$451
 ___________________

(1)	This reflects transaction costs associated with the 2012 RSC acquisition and the April 2014 acquisition of National Pump discussed in note 10 to the condensed consolidated financial statements.

(2)	As discussed below (see “Restructuring charges”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.
For the three months ended March 31, 2014, EBITDA increased $80, or 19.2 percent, and adjusted EBITDA increased $68, or 15.1 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, and reduced merger related costs and restructuring charges, partially offset by increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals, partially offset by increased selling, general and administrative expense. For the three months ended March 31, 2014, EBITDA margin increased 4.3 percentage points to 42.1 percent, and adjusted EBITDA margin increased 3.1 percentage points to 44.1 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, and decreased merger related costs and restructuring charges. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, and improved selling, general and administrative leverage.

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
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended March 31, 2014, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 21 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the three months ended March 31, 2014, the aggregate general rentals' equipment rentals gross margin increased 2.7 percentage points to 37.2 percent as compared to the same period in 2013, primarily reflecting increased rental rates, a 0.4 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 8.2 percent, compensation costs increased 1.7 percent due primarily to increased headcount associated with higher rental volume, and repair and maintenance costs decreased 2.3 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended March 31, 2014, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 31.8 percent for the five year period ended March 31, 2014 was 15 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the three months ended March 31, 2014, the Southeast region's equipment rentals gross margin increased 5.7 percentage points to 40.6 percent as compared to the same period in 2013, primarily reflecting a 9.0 percent rental rate increase and a 1.7 percentage point increase in time utilization, and equipment rentals revenue increased 19.0 percent. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended March 31, 2014, the general rentals' region with the highest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 43.9 percent for the five year period ended March 31, 2014 was 21 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was more than the other general rentals' regions during this period as the region benefited from strong demand for natural resources which have been more resistant to the economic pressures experienced in other regions. For the three months ended March 31, 2014, the Western Canada region's equipment rentals gross margin decreased 1.8 percentage points to 45.0 percent as compared to the same period in 2013 primarily due to compensation and delivery costs, which increased slightly as a percentage of revenue.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended March 31, 2014, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on cost cutting, improved processes and fleet sharing. Additionally, the margins for the five year period ended March 31, 2014 include the significant impact of the economic downturn in 2009 that impacted all our regions. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2014
Equipment rentals	$924	$81	$1,005
Sales of rental equipment	106	4	110
Sales of new equipment	24	2	26
Contractor supplies sales	17	2	19
Service and other revenues	17	1	18
Total revenue	$1,088	$90	$1,178
Three Months Ended March 31, 2013
Equipment rentals	$854	$62	$916
Sales of rental equipment	119	4	123
Sales of new equipment	20	1	21
Contractor supplies sales	18	2	20
Service and other revenues	19	1	20
Total revenue	$1,030	$70	$1,100

Equipment rentals. For the three months ended March 31, 2014, equipment rentals of $1,005 increased $89, or 9.7 percent, as compared to the same period in 2013, primarily reflecting a 7.6 percent increase in the volume of OEC on rent and a 4.3 percent rental rate increase, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2014, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for the three months ended March 31, 2014 reflect improvements in our operating environment and the execution of our strategy. Equipment rentals represented 85 percent of total revenues for the three months ended March 31, 2014. On a segment basis, equipment rentals represented 85 percent and 90 percent of total revenues for the three months ended March 31, 2014 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $70, or 8.2 percent, primarily reflecting a 7.1 percent increase in the volume of OEC on rent and increased rental rates, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $19, or 30.6 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC average OEC for the three months ended March 31, 2014 increased 22 percent as compared to the same period in 2013. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2014 and 2013.
Sales of rental equipment. For the three months ended March 31, 2014, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2014, sales of rental equipment decreased 10.6 percent as compared to the same period in 2013, primarily reflecting decreased volume. As evidenced in our improved margins (see “Gross Margin” below), the market for sales of rental equipment has remained strong. The decrease in volume primarily reflects the timing and mix of sales.
Sales of new equipment. For the three months ended March 31, 2014, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2014, sales of new equipment increased 23.8 percent as compared to the same period in 2013, primarily reflecting increased volume, improved pricing and changes in mix.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2014, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three months ended March 31, 2014 didn't change significantly from the same period in 2013.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2014, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Service and other revenues for the three months ended March 31, 2014 didn't change significantly from the same period in 2013.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2014
Equipment Rentals Gross Profit	$344	$35	$379
Equipment Rentals Gross Margin	37.2%	43.2%	37.7%
Three Months Ended March 31, 2013
Equipment Rentals Gross Profit	$295	$26	$321
Equipment Rentals Gross Margin	34.5%	41.9%	35.0%

General rentals. For the three months ended March 31, 2014, equipment rentals gross profit increased by $49 and equipment rentals gross margin increased by 2.7 percentage points from 2013, primarily reflecting increased rental rates, a 0.4 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 8.2 percent, compensation costs increased 1.7 percent due primarily to increased headcount associated with higher rental volume, and repair and maintenance costs decreased 2.3 percent. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended March 31, 2014 and 2013, time utilization was 65.2 percent and 64.8 percent, respectively.
Trench safety, power and HVAC. For the three months ended March 31, 2014, equipment rentals gross profit increased by $9 and equipment rentals gross margin increased by 1.3 percentage points from 2013, primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates, and a decrease in compensation costs as a percentage of revenue. Equipment rentals revenue increased 30.6 percent, and average OEC increased 22 percent, as compared to the same period in 2013. As compared to the equipment rentals revenue increase of 30.6 percent, compensation costs increased 22.9 percent as compared to the same period in 2013.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2014	2013
Total gross margin	38.0%	35.0%
Equipment rentals	37.7%	35.0%
Sales of rental equipment	40.9%	32.5%
Sales of new equipment	23.1%	19.0%
Contractor supplies sales	31.6%	35.0%
Service and other revenues	66.7%	65.0%

For the three months ended March 31, 2014, total gross margin increased 3.0 percentage points as compared to the same period in 2013, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 2.7 percentage points, primarily reflecting a 4.3 percent rental rate increase, a 0.4 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 9.7 percent, compensation costs increased 3.0 percent due primarily to increased headcount associated with higher rental volume, and repair and maintenance costs decreased 1.6 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended March 31, 2014 and 2013, time utilization was 64.6 percent and 64.2 percent, respectively. Gross margin from sales of rental equipment increased 8.4 percentage points primarily due to improvements in pricing and channel mix. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Total SG&A expenses	$168	$160
SG&A as a percentage of revenue	14.3%	14.5%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2014, SG&A expense of $168 increased $8 as compared to 2013. As a percentage of revenue, SG&A decreased 0.2 percentage points year over year. The improvement in SG&A as a percentage of revenue primarily reflects a reduction in bad debt expense due to improved receivable aging.
Merger related costs for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Merger related costs	$1	$6
In the second quarter of 2012, we completed the acquisition of RSC. As discussed in note 10 to the condensed consolidated financial statements, in April 2014, we completed the acquisition of National Pump. The acquisition-related costs primarily relate to financial and legal advisory fees, and branding costs associated with the RSC and National Pump acquisitions.
Restructuring charges for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Restructuring charge	$1	$6
The restructuring charges for the three months ended March 31, 2014 and 2013 primarily reflect severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
Non-rental depreciation and amortization for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Non-rental depreciation and amortization	$60	$64

Non-rental depreciation and amortization for the three months ended March 31, 2014 decreased $4, or 6 percent, as compared to 2013. The decrease for the three months ended March 31, 2014 primarily reflects reduced amortization of the customer relationships and trade names and associated trademarks acquired in the 2012 acquisition of RSC, which are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.
Interest expense, net for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Interest expense, net	$125	$118

Interest expense, net for the three months ended March 31, 2014 increased $7, or 6 percent, as compared to 2013. Interest expense, net for the three months ended March 31, 2014 includes an aggregate loss of $11 associated with redemptions of our 10 1/4 percent Senior Notes and our 4 percent Convertible Notes (see note 6 to our condensed consolidated financial statements for additional detail).

Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Income before provision for income taxes	$94	$30
Provision for income taxes	34	9
Effective tax rate	36.2%	30.0%

The differences between the 2014 and 2013 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. Inventory increased by $32, or 45.7 percent, from December 31, 2013 to March 31, 2014 primarily due to increased equipment inventory due to significant capital expenditures in the quarter. We expect to transfer most of the increased equipment inventory to our rental fleet during the remainder of 2014. Accounts payable increased by $162, or 55.5 percent, from December 31, 2013 to March 31, 2014 primarily due to increased capital expenditures and a seasonal increase in business activity.
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
As discussed further in note 6 to the condensed consolidated financial statements, during the three months ended March 31, 2014, we took the following actions that have improved our financial flexibility and liquidity:

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, URNA issued $850 principal amount of 5 3/4 percent Senior Notes.

•	In March 2014, we announced the redemption of our 9 1/4 percent Senior Notes. The redemption was completed in April 2014.
As previously announced, in 2013, the Company’s Board of Directors authorized a $500 share repurchase program. The Company’s current intention is to complete such program by April 2015. As of April 14, 2014, we have repurchased $90 of Holdings' common stock under such program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2014, we had (i) $2.1 billion of borrowing capacity, net of $52 of letters of credit, available under the ABL facility, (ii) $313 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $227. In April 2014, a portion of the available liquidity under the ABL facility was used to redeem all our outstanding 9 1/4 percent Senior Notes and to finance in part the cash purchase price of the National Pump acquisition discussed in note 10 to the condensed consolidated financial statements. Cash equivalents at March 31, 2014 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of March 31, 2014, $135 and $140 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at March 31, 2014 were 3.4 percent and 0.8 percent, respectively. During the three months ended March 31, 2014, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $873 and $331, respectively, and the weighted-average interest rates thereon were 2.5 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the three months ended March 31, 2014 were $1.3 billion and $427, respectively. The maximum amount outstanding under the ABL facility exceeded the average amount outstanding during the three months ended March 31, 2014 primarily due to a significant paydown of the outstanding balance in March 2014 using the net proceeds from the debt issued contemporaneous with the

National Pump acquisition discussed in note 6 to the condensed consolidated financial statements. In April 2014, borrowings under the ABL facility were used to redeem all our outstanding 9 1/4 percent Senior Notes and to finance in part the cash purchase price of the National Pump acquisition.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 14, 2014 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Stable
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $223 and $166 during the three months ended March 31, 2014 and 2013, respectively. For the full year 2014, we expect net rental capital expenditures of approximately $1.2 billion, after gross purchases of approximately $1.7 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of March 31, 2014, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through March 31, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
URNA’s payment capacity is restricted under the covenants in the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2014, we (i) generated cash from operating activities of $508 and (ii) generated cash from the sale of rental and non-rental equipment of $121. We used cash during this period principally to (i) purchase rental and non-rental equipment of $351, (ii) make debt payments, net of proceeds, of $145 and (iii) purchase shares of our common stock for $61. During the three months ended March 31, 2013, we (i) generated cash from operating activities of $409 and (ii) generated cash from the sale of rental and non-rental equipment of $128. We used cash during this period principally to (i) purchase rental and non-rental equipment of $303, (ii) make debt payments, net of proceeds, of $164 and (iii) purchase shares of our common stock for $30.
Free Cash Flow GAAP Reconciliation. We define “free cash flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$508	$409
Purchases of rental equipment	(333)	(289)
Purchases of non-rental equipment	(18)	(14)
Proceeds from sales of rental equipment	110	123
Proceeds from sales of non-rental equipment	11	5
Free cash flow	$278	$234

Free cash flow for the three months ended March 31, 2014 was $278, an increase of $44 as compared to $234 for the three months ended March 31, 2013. Free cash flow increased primarily due to increased net cash provided by operating activities partially offset by increased purchases of rental equipment. Free cash flow for the three months ended March 31, 2014 and 2013 includes the impact of the merger and restructuring costs discussed above. We expect free cash flow in the range of $425 to $475 in 2014 and intend to use this to reduce our leverage and to fund our share repurchase program discussed above.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of March 31, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt and capital leases (1)	$166	$135	$658	$13	$756	$5,259	$6,987
Interest due on debt (2)	335	445	437	423	403	1,171	3,214
Operating leases (1):
Real estate	74	89	74	55	37	64	393
Non-rental equipment	30	30	28	26	19	23	156
Service agreements (3)	15	8	—	—	—	—	23
Purchase obligations (4)	577	—	—	—	—	—	577
Total (5)	$1,197	$707	$1,197	$517	$1,215	$6,517	$11,350

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. Our 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at March 31, 2014. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015. As discussed in note 10 to the condensed consolidated financial statements, we redeemed all the outstanding 9 1/4 percent Senior Notes in April 2014. We used borrowings under our ABL facility to redeem the 9 1/4 percent Senior Notes. The 9 1/4 percent Senior Notes are reflected in the table above using the 2016 maturity date of the ABL facility.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of March 31, 2014. As discussed above, our 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at March 31, 2014. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015. As discussed above, we redeemed all the outstanding 9 1/4 percent Senior Notes in April 2014. We used borrowings under our ABL facility to redeem the 9 1/4 percent Senior Notes. Interest on the 9 1/4 percent Senior Notes is reflected in the table above using the interest rate on the ABL facility and the 2016 maturity date of the ABL facility.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of March 31, 2014, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2014.

(5)	This information excludes $7 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.
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
Interest Rate Risk. As of March 31, 2014, we had an aggregate of $275 of indebtedness that bears interest at variable rates, comprised of $135 of borrowings under the ABL facility and $140 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on March 31, 2014 were 3.4 percent for the ABL facility and 0.8 percent for the accounts receivable securitization facility. As of March 31, 2014, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $2 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2014, we had an aggregate of $6.8 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2014 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 8.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $90.00 or $95.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 7.5 million or 7.6 million shares, respectively. Based on the price of our common stock during the first quarter of 2014, holders of the 4 percent Convertible Notes have the right to redeem the notes during the second quarter of 2014 at a conversion price of $11.11 per share of common stock. Since April 1, 2014 (the beginning of the second quarter), $4 of the 4 percent Convertible Senior Notes were redeemed.
If the total $100 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $857, assuming a conversion price of $94.94 (the closing price of our common stock on March 31, 2014) per share of common stock. The $100 principal amount would be settled in cash, and the remaining $757 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the March 31, 2014 closing stock price, approximately 8 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $757 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $9 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our March 31, 2014 closing stock price, we estimate that we would receive approximately $37 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $15.19.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 14 to our consolidated financial statements for the year ended December 31, 2013 filed on Form 10-K on January 22, 2014.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2013 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2014 to January 31, 2014	215,129	(1)	$80.02	130,100	—
February 1, 2014 to February 28, 2014	139,708	(1)	$82.29	115,000	—
March 1, 2014 to March 31, 2014	356,380	(1)	$91.11	256,929	—
Total	711,217		$86.02	502,029	$447,747,540

(1)
In January 2014, February 2014 and March 2014, 85,029, 24,708 and 99,451 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)	Our Board approved a share repurchase program authorizing up to $500 million in repurchases of Holdings' common stock, which we intend to complete by April 2015.

Item 6.	Exhibits

2(a)
Asset Purchase Agreement, dated as of March 7, 2014, by and among United Rentals (North America), Inc. and United Rentals of Canada, Inc., on the one hand, and LD Services, LLC, National Pump & Compressor, Ltd., Canadian Pump & Compressor Ltd., GulfCo Industrial Equipment, L.P. (collectively, the “Sellers”) and the general partner and limited partners, members, shareholders or other equity holders of each Seller, as the case may be, on the other hand (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 10, 2014)

3(a)
Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 17, 2009)

3(b)
By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on December 23, 2010)

3(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

3(d)
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

4(a)
Indenture, dated as of March 26, 2014, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2024 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 26, 2014)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended March 31, 2014, filed on April 16, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 15, 2014	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 15, 2014	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller and Principal Accounting Officer