Form 10-Q
period 2014-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2014-07-16
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of July 14, 2014, there were 95,909,404 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

•
a change in the pace of the recovery in our end markets; our business is cyclical and highly sensitive to North American construction and industrial activities; although we have experienced an upturn in rental activity, there is no certainty this trend will continue; if the pace of the recovery slows or construction activity declines, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $8.0 billion at June 30, 2014) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$170	$175
Accounts receivable, net of allowance for doubtful accounts of $37 at June 30, 2014 and $49 at December 31, 2013	844	804
Inventory	119	70
Prepaid expenses and other assets	71	53
Deferred taxes	192	260
Total current assets	1,396	1,362
Rental equipment, net	6,029	5,374
Property and equipment, net	423	421
Goodwill, net	3,293	2,953
Other intangible assets, net	1,218	1,018
Other long-term assets	108	103
Total assets	$12,467	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$621	$604
Accounts payable	625	292
Accrued expenses and other liabilities	500	390
Total current liabilities	1,746	1,286
Long-term debt	7,394	6,569
Deferred taxes	1,440	1,459
Other long-term liabilities	80	69
Total liabilities	10,660	9,383
Temporary equity (note 8)	10	20
Common stock—$0.01 par value, 500,000,000 shares authorized, 103,090,256 and 96,133,712 shares issued and outstanding, respectively, at June 30, 2014 and 97,966,802 and 93,288,936 shares issued and outstanding, respectively, at December 31, 2013	1	1
Additional paid-in capital	2,100	2,054
Retained earnings (accumulated deficit)	117	(37)
Treasury stock at cost—6,956,544 and 4,677,866 shares at June 30, 2014 and December 31, 2013, respectively	(437)	(209)
Accumulated other comprehensive income	16	19
Total stockholders’ equity	1,797	1,828
Total liabilities and stockholders’ equity	$12,467	$11,231
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals	$1,179	$1,009	$2,184	$1,925
Sales of rental equipment	138	131	248	254
Sales of new equipment	37	24	63	45
Contractor supplies sales	22	23	41	43
Service and other revenues	23	19	41	39
Total revenues	1,399	1,206	2,577	2,306
Cost of revenues:
Cost of equipment rentals, excluding depreciation	447	399	856	792
Depreciation of rental equipment	229	208	446	410
Cost of rental equipment sales	80	87	145	170
Cost of new equipment sales	31	19	51	36
Cost of contractor supplies sales	15	16	28	29
Cost of service and other revenues	8	6	14	13
Total cost of revenues	810	735	1,540	1,450
Gross profit	589	471	1,037	856
Selling, general and administrative expenses	187	152	355	312
Merger related costs	8	2	9	8
Restructuring charge	(1)	5	—	11
Non-rental depreciation and amortization	70	62	130	126
Operating income	325	250	543	399
Interest expense, net	187	118	312	236
Interest expense—subordinated convertible debentures	—	1	—	3
Other income, net	(4)	—	(5)	(1)
Income before provision for income taxes	142	131	236	161
Provision for income taxes	48	48	82	57
Net income	$94	$83	$154	$104
Basic earnings per share	$0.98	$0.89	$1.61	$1.12
Diluted earnings per share	$0.90	$0.78	$1.46	$0.98
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$94	$83	$154	$104
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35	(32)	(3)	(52)
Fixed price diesel swaps	1	—	—	—
Other comprehensive income (loss)	36	(32)	(3)	(52)
Comprehensive income (1)	$130	$51	$151	$52

(1)There were no material reclassifications from accumulated other comprehensive income reflected in other comprehensive income (loss) during 2014 or 2013. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during 2014 or 2013.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss) (3)
Balance at December 31, 2013	93	$1	$2,054	$(37)	5	$(209)	$19
Net income				154
Foreign currency translation adjustments							(3)
Stock compensation expense, net			31
Exercise of common stock options			2
4 percent Convertible Senior Notes (2)	5		32
Shares repurchased and retired			(19)
Repurchase of common stock	(2)				2	(228)
Balance at June 30, 2014	96	$1	$2,100	$117	$7	$(437)	$16

(1) An aggregate of less than 1 million net shares were issued during the year ended December 31, 2013.
(2)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and the conversion of a portion of the 4 percent Convertible Senior Notes during the six months ended June 30, 2014, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 8 to our condensed consolidated financial statements for additional detail.
(3)The Accumulated Other Comprehensive Income (Loss) balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$154	$104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576	536
Amortization of deferred financing costs and original issue discounts	10	11
Gain on sales of rental equipment	(103)	(84)
Gain on sales of non-rental equipment	(4)	(2)
(Gain) loss on sale of software subsidiary	—	1
Stock compensation expense, net	31	19
Merger related costs	9	8
Restructuring charge	—	11
Loss on extinguishment of debt securities	75	—
Loss on retirement of subordinated convertible debentures	—	2
Increase in deferred taxes	57	39
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	8	34
Increase in inventory	(31)	(43)
(Increase) decrease in prepaid expenses and other assets	(5)	6
Increase in accounts payable	315	323
Decrease in accrued expenses and other liabilities	(38)	(87)
Net cash provided by operating activities	1,054	878
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,028)	(1,025)
Purchases of non-rental equipment	(52)	(41)
Proceeds from sales of rental equipment	248	254
Proceeds from sales of non-rental equipment	18	11
Purchases of other companies, net of cash acquired	(756)	—
Net cash used in investing activities	(1,570)	(801)
Cash Flows From Financing Activities:
Proceeds from debt	4,776	1,639
Payments of debt, including subordinated convertible debentures	(4,022)	(1,607)
Proceeds from the exercise of common stock options	2	5
Common stock repurchased	(247)	(84)
Payments of financing costs	(22)	—
Cash received in connection with the 4 percent Convertible Senior Notes and related hedge, net	25	4
Net cash provided by (used in) financing activities	512	(43)
Effect of foreign exchange rates	(1)	(7)
Net (decrease) increase in cash and cash equivalents	(5)	27
Cash and cash equivalents at beginning of period	175	106
Cash and cash equivalents at end of period	$170	$133
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$36	$31
Cash paid for interest, including subordinated convertible debentures	224	229
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

New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.
2. Acquisitions
In April 2014, we completed the acquisition of assets of the following four entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). National Pump was the second largest specialty pump rental company in North America. National Pump was a leading supplier of pumps for energy and petrochemical customers, with upstream oil and gas customers representing about half of its revenue. National Pump had a total of 35 branches, including four branches in western Canada, and had annual revenues of approximately $210. The acquisition is expected to expand our product offering, and supports our strategy of expanding our presence in industrial and specialty rental markets.
The acquisition date fair value of the consideration transferred consisted of the following:

Cash consideration (1)	$777
Contingent consideration (2)	76
Total purchase consideration (3)	$853
(1) Consists of cash paid of $718 and a ‘hold back’ of $59, which is subject to a final working capital true-up.
(2) Reflects the acquisition date fair value of the following additional cash consideration to be paid based on the achievement of the following financial targets:
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
(3) Total purchase consideration excludes $15 of stock which was issued in connection with the acquisition and will be treated as compensation for book purposes but primarily represents deductible goodwill for income tax purposes.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$46
Inventory	18
Deferred taxes	11
Rental equipment	178
Property and equipment	10
Intangibles (2)	289
Other assets	1
Total identifiable assets acquired	553
Current liabilities	(24)
Total liabilities assumed	(24)
Net identifiable assets acquired	529
Goodwill (3)	324
Net assets acquired	$853
(1) The fair value of accounts receivables acquired was $46, and the gross contractual amount was $47. We estimated that $1 will be uncollectible.
(2) The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$274	10
Non-compete agreements	15	6
Total	$289
(3) $312 of the goodwill was assigned to our trench safety, power and HVAC (“heating, ventilating and air conditioning”), and pump solutions segment and $12 of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the merger is primarily reflective of National Pump's going-concern value, the value of National Pump's assembled workforce, new customer relationships expected to arise from the merger, and operational synergies that we expect to achieve that would not be available to other market participants. $342 of goodwill is expected to be deductible for income tax purposes.
The three and six months ended June 30, 2014 include National Pump acquisition-related costs of $8 and $9, respectively. The acquisition-related costs are reflected in our condensed consolidated statements of income as “Merger related costs” which also include costs associated with the 2012 acquisition of RSC Holdings Inc. (“RSC”). The merger related costs primarily relate to financial and legal advisory fees. We do not expect to incur significant additional charges in connection with the merger subsequent to June 30, 2014. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, we capitalized $22 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our condensed consolidated balance sheets.
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the National Pump acquisition as if it had been completed on January 1, 2013 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

National Pump at their respective fair values based on available information and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the acquisition date. The table below presents unaudited pro forma consolidated income statement information as if National Pump had been included in our consolidated results for the entire periods reflected:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United Rentals historic revenues	$1,399	$1,206	$2,577	$2,306
National Pump historic revenues	—	52	62	94
Pro forma revenues	1,399	1,258	2,639	2,400
United Rentals historic pretax income	142	131	236	161
National Pump historic pretax income	—	15	20	26
Combined pretax income	142	146	256	187
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(1)	(1)	(2)
Intangible asset amortization (2)	1	(13)	(11)	(26)
Interest expense (3)	68	(7)	62	(79)
Elimination of historic National Pump interest (4)	—	1	—	1
Elimination of merger costs (5)	8	—	9	—
Pro forma pretax income (loss)	$219	$126	$315	$81
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the National Pump acquisition. The useful lives assigned to such equipment didn’t change significantly from the lives historically used by National Pump.
(2) The intangible assets acquired in the National Pump acquisition were amortized.
(3) In connection with the National Pump acquisition, URNA issued $525 principal amount of 6 1/8 percent Senior Notes (as an add on to our existing 6 1/8 percent Senior Notes) and $850 principal amount of 5 3/4 percent Senior Notes, and all our outstanding 9 1/4 percent Senior Notes were redeemed, as discussed in note 8 to the condensed consolidated financial statements. Interest expense was adjusted to reflect these changes in our debt portfolio. For the pro forma presentation, the $64 loss recognized upon redemption of the 9 1/4 percent Senior Notes discussed in note 8 to the condensed consolidated financial statements was moved from the three and six months ended June 30, 2014 to the six months ended June 30, 2013.
(4) Interest on National Pump historic debt was eliminated.
(5) Merger related costs associated with the National Pump acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
For the three and six months ended June 30, 2014, National Pump revenue and pretax income included in our condensed consolidated financial statements were $67 and $14, respectively. National Pump pretax income excludes merger related costs which are not allocated to our segments.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Segment Information
Our reportable segments are general rentals and trench safety, power and HVAC, and pump solutions. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada. The trench safety, power and HVAC, and pump solutions segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC, and pump solutions segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench safety, power and HVAC, and pump solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Three Months Ended June 30, 2014
Equipment rentals	$1,028	$151	$1,179
Sales of rental equipment	132	6	138
Sales of new equipment	25	12	37
Contractor supplies sales	19	3	22
Service and other revenues	17	6	23
Total revenue	1,221	178	1,399
Depreciation and amortization expense	263	36	299
Equipment rentals gross profit	426	77	503
Three Months Ended June 30, 2013
Equipment rentals	$932	$77	$1,009
Sales of rental equipment	126	5	131
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	17	2	19
Total revenue	1,118	88	1,206
Depreciation and amortization expense	258	12	270
Equipment rentals gross profit	366	36	402
Six Months Ended June 30, 2014
Equipment rentals	$1,952	$232	$2,184
Sales of rental equipment	238	10	248
Sales of new equipment	49	14	63
Contractor supplies sales	36	5	41
Service and other revenues	34	7	41
Total revenue	2,309	268	2,577
Depreciation and amortization expense	522	54	576
Equipment rentals gross profit	770	112	882
Capital expenditures	981	99	1,080
Six Months Ended June 30, 2013
Equipment rentals	$1,786	$139	$1,925
Sales of rental equipment	245	9	254
Sales of new equipment	42	3	45
Contractor supplies sales	39	4	43
Service and other revenues	36	3	39
Total revenue	2,148	158	2,306
Depreciation and amortization expense	510	26	536
Equipment rentals gross profit	661	62	723
Capital expenditures	1,003	63	1,066

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2014	December 31, 2013
Total reportable segment assets
General rentals	$10,979	$10,677
Trench safety, power and HVAC, and pump solutions (1)	1,488	554
Total assets	$12,467	$11,231

(1) The increase in the trench safety, power and HVAC, and pump solutions assets primarily reflects the impact of the National Pump acquisition discussed in note 2 to the condensed consolidated financial statements.

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total equipment rentals gross profit	$503	$402	$882	$723
Gross profit from other lines of business	86	69	155	133
Selling, general and administrative expenses	(187)	(152)	(355)	(312)
Merger related costs	(8)	(2)	(9)	(8)
Restructuring charge	1	(5)	—	(11)
Non-rental depreciation and amortization	(70)	(62)	(130)	(126)
Interest expense, net	(187)	(118)	(312)	(236)
Interest expense- subordinated convertible debentures	—	(1)	—	(3)
Other income, net	4	—	5	1
Income before provision for income taxes	$142	$131	$236	$161
4. Restructuring Charges
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
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the April 2012 acquisition of RSC. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of June 30, 2014, our employee headcount is approximately 12,400 and our branch network has 883 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
The table below provides certain information concerning our restructuring charges for the six months ended June 30, 2014:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
Description	December 31, 2013			June 30, 2014
Closed Restructuring Program
Branch closure charges	$13	$—	$(2)	$11
Severance costs	—	—	—	—
Total	$13	$—	$(2)	$11
RSC Merger Related Restructuring Program
Branch closure charges	$20	$—	$(6)	$14
Severance costs	2	—	(1)	1
Total	$22	$—	$(7)	$15
Total
Branch closure charges	$33	$—	$(8)	$25
Severance costs	2	—	(1)	1
Total	$35	$—	$(9)	$26

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
5. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2014:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Balance at January 1, 2014 (1)	$2,812	$141	$2,953
Goodwill related to acquisitions (2)	12	328	340
Balance at June 30, 2014 (1)	$2,824	$469	$3,293

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)
Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition.

Other intangible assets were comprised of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	45 months	$69	$24	$45
Customer relationships	12 years	$1,508	$366	$1,142
Trade names and associated trademarks	34 months	$81	$50	$31

	December 31, 2013
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	40 months	$54	$18	$36
Customer relationships	13 years	$1,227	$285	$942
Trade names and associated trademarks	40 months	$81	$41	$40

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Our other intangibles assets, net at June 30, 2014 include the following assets associated with the acquisition of National Pump discussed above (see note 2 to our condensed consolidated financial statements). No residual value has been assigned to these intangible assets. The non-compete agreements are being amortized on a straight-line basis, and the customer relationships are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	June 30, 2014
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Non-compete agreements	6 years	$14
Customer relationships	10 years	$263
Amortization expense for other intangible assets was $53 and $44 for the three months ended June 30, 2014 and 2013, respectively, and $96 and $91 for the six months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2014	$104
2015	195
2016	175
2017	146
2018	126
Thereafter	472
Total	$1,218

6. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of June 30, 2014, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks related to our ongoing business operations. During the six months ended June 30, 2014 and 2013, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At June 30, 2014, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the six months ended June 30, 2013, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At June 30, 2014 and December 31, 2013, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at June 30, 2014 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of June 30, 2014, we had

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

outstanding fixed price swap contracts covering 5.7 million gallons of diesel which will be purchased throughout 2014 and 2015.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars represent derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts are recognized in our condensed consolidated statements of income during the period in which the changes in fair value occur.
Financial Statement Presentation
As of June 30, 2014 and December 31, 2013, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 was as follows:

		Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(12)	*	$(8)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	—	—	(2)	2
		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(22)	*	$(17)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	—	—	(4)	4

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 3.0 million and 2.1 million gallons of diesel covered by the fixed price swaps during the three months ended June 30, 2014 and 2013, respectively, and the use of 5.6 million and 4.3 million gallons of diesel covered by the fixed price swaps during the six months ended June 30, 2014 and 2013, respectively. These amounts are reflected, net of cash received from the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

(4)
Insignificant amounts were reflected in our condensed consolidated statement of cash flows associated with the forward contracts to purchase Canadian dollars, as the cash impact of the gains/losses recognized on the derivatives were offset by the gains/losses recognized on the hedged items.

7. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value
Our fixed price diesel swaps contracts are Level 2 derivatives measured at fair value on a recurring basis. As of June 30, 2014 and December 31, 2013, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 6 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of June 30, 2014, we have fixed price swap contracts that mature throughout 2014 and 2015 covering 5.7 million gallons of diesel which we will buy at the average contract price of $3.88 per gallon, while the average forward price for the hedged gallons was $3.93 per gallon as of June 30, 2014.
The fair value of the contingent cash consideration we expect to pay associated with the National Pump acquisition discussed in note 2 to our condensed consolidated financial statements was $78 as of June 30, 2014. The contingent consideration is recorded in accrued expenses and other liabilities in our condensed consolidated balance sheets, and is a Level 3 liability measured at fair value on a recurring basis. Fair value was determined using a probability weighted discounted cash flow methodology. Key inputs to the valuation included: (i) discrete scenarios of potential payouts under the two earn-out arrangements discussed in note 2 to our condensed consolidated financial statements; (ii) probability weightings assigned to each of the scenarios for each of the two earn-out payments; and (iii) a rate of return with which to discount the probability weighted payouts to present value. The discrete payout scenarios were based on the low case, base case and high case forecasts of financial performance prepared by management in connection with the acquisition. The probability weighted payments were then discounted to present value using a discount rate of 12.0 percent based on a calculated risk adjusted rate for National Pump, resulting in fair values of $61 and $17 for the first and second earn out-payments, respectively.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximate their book values as of June 30, 2014 and December 31, 2013. The estimated fair values of our financial instruments as of June 30, 2014 and December 31, 2013 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$6,066	$6,527	$5,381	$5,848
Level 2:
4 percent Convertible Senior Notes (1)	87	93	136	149
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 6.6 percent. As discussed below (see Item 3- Quantitative and Qualitative Disclosures about Market Risk), the total cost to settle the notes based on the closing price of our common stock on June 30, 2014 would be $911.

8. Debt and Subordinated Convertible Debentures
Debt consists of the following:

	June 30, 2014	December 31, 2013
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$496	$430
$2.3 billion ABL Facility (2)	1,247	1,106
5 3/4 percent Senior Secured Notes	750	750
10 1/4 percent Senior Notes (3)	—	220
9 1/4 percent Senior Notes (4)	—	494
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes	689	692
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes (5)	952	400
5 3/4 percent Senior Notes (6)	850	—
Capital leases	119	120
Total URNA and subsidiaries debt	7,928	7,037
Holdings:
4 percent Convertible Senior Notes (7)	87	136
Total debt	8,015	7,173
Less short-term portion (8)	(621)	(604)
Total long-term debt	$7,394	$6,569
 ___________________

(1)
At June 30, 2014, $38 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.8 percent at June 30, 2014. During the six months ended June 30, 2014, the monthly average amount outstanding under the accounts receivable securitization facility was $404, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the six months ended June 30, 2014 was $496. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

pool, net of applicable reserves, exceeds the outstanding loans. As of June 30, 2014, there were $534 of receivables, net of applicable reserves, in the collateral pool.

(2)
At June 30, 2014, $1.0 billion was available under our ABL facility, net of $52 of letters of credit. The interest rate applicable to the ABL facility was 2.2 percent at June 30, 2014. During the six months ended June 30, 2014, the monthly average amount outstanding under the ABL facility was $1.0 billion, and the weighted-average interest rate thereon was 2.4 percent. The maximum month-end amount outstanding under the ABL facility during the six months ended June 30, 2014 was $1.3 billion.

(3)
In January 2014, we redeemed all of our 10 1/4 percent Senior Notes. We paid a call premium of $26 in connection with the redemption, and recognized a loss of approximately $6 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the total purchase price of the notes.

(4)
As discussed in note 2 to our condensed consolidated financial statements, in April 2014, we completed the acquisition of assets of National Pump. Using proceeds from debt issued in connection with the National Pump acquisition, as discussed below, and cash on hand, we redeemed all the outstanding 9 1/4 percent Senior Notes in April 2014. We paid a call premium of approximately $52 in connection with the redemption and recognized a loss of approximately $64 in interest expense upon redemption. The loss represented the difference between the net carrying amount and the total purchase price of the notes.

(5)
In connection with the National Pump acquisition described above, in March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes. The net proceeds from the issuance were $546 (after deducting offering expenses). The newly issued notes have identical terms, and are fungible, with the 6 1/8 percent Senior Notes outstanding at December 31, 2013. The difference between the carrying value of the 6 1/8 percent Senior Notes and the $925 principal amount relates to the $27 unamortized portion of the original issue premium recognized in conjunction with the March 2014 issuance, which is being amortized through the maturity date in 2023. The effective interest rate on the 6 1/8 percent Senior Notes is 5.7 percent.

(6)
In connection with the National Pump acquisition described above, in March 2014, URNA issued $850 principal amount of 5 3/4 percent Senior Notes which are due November 15, 2024. The net proceeds from the issuance were $837 (after deducting offering expenses). The net proceeds were used to finance in part the cash purchase price of the National Pump acquisition which closed in April 2014. The 5 3/4 percent Senior Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Senior Notes may be redeemed on or after May 15, 2019, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on May 15, 2019, to 100 percent in the 12-month period commencing on May 15, 2022 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Senior Notes contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 5 3/4 percent Senior Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

(7)
The difference between the June 30, 2014 carrying value of the 4 percent Convertible Senior Notes and the $97 principal amount reflects the $10 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at June 30, 2014, an amount equal to the $10 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” During the six months ended June 30, 2014, $59 of our 4 percent Convertible Notes were redeemed. We recognized a loss of approximately $5 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the fair value of the debt component of the notes. Based on the price of our common stock during the second quarter of 2014, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the third quarter of 2014 at a conversion price of $11.11 per share of common stock. Since July 1, 2014 (the beginning of the third quarter), none of the 4 percent Convertible Senior Notes were redeemed, however we have received redemption notices for $52 of the 4 percent Convertible Senior Notes which we expect to be redeemed in the third quarter of 2014.

(8)
As of June 30, 2014, our short-term debt primarily reflects $496 of borrowings under our accounts receivable securitization facility and $87 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt because they are redeemable at June 30, 2014.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 4.4 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $100.00 or $105.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 7.5 million or 7.6 million shares, respectively.
Loan Covenants and Compliance
As of June 30, 2014, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through June 30, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
9. Legal and Regulatory Matters
In addition to the disclosures provided in note 14 to our consolidated financial statements for the year ended December 31, 2013 filed on Form 10-K on January 22, 2014, we are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
10. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings per share for the six months ended June 30, 2013 excludes the impact of approximately 0.6 million common stock equivalents since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$94	$83	154	104
Denominator:
Denominator for basic earnings per share—weighted-average common shares	97,002	93,895	96,118	93,604
Effect of dilutive securities:
Employee stock options and warrants	413	498	425	557
Convertible subordinated notes—4 percent	7,758	11,946	9,005	11,908
Restricted stock units	421	376	475	488
Denominator for diluted earnings per share—adjusted weighted-average common shares	105,594	106,715	106,023	106,557
Basic earnings per share	$0.98	$0.89	$1.61	$1.12
Diluted earnings per share	$0.90	$0.78	$1.46	$0.98

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

11. Condensed Consolidating Financial Information of Guarantor Subsidiaries
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
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to pay dividends. As of June 30, 2014, the amount available for distribution under the most restrictive of these covenants was $421.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$26	$—	$144	$—	$—	$170
Accounts receivable, net	—	31	—	127	686	—	844
Intercompany receivable (payable)	329	(264)	(57)	(143)	—	135	—
Inventory	—	104	—	15	—	—	119
Prepaid expenses and other assets	—	56	2	13	—	—	71
Deferred taxes	—	190	—	2	—	—	192
Total current assets	329	143	(55)	158	686	135	1,396
Rental equipment, net	—	5,384	—	645	—	—	6,029
Property and equipment, net	48	310	21	44	—	—	423
Investments in subsidiaries	1,539	1,167	1,036	—	—	(3,742)	—
Goodwill, net	—	3,000	—	293	—	—	3,293
Other intangible assets, net	—	1,104	—	114	—	—	1,218
Other long-term assets	1	107	—	—	—	—	108
Total assets	$1,917	$11,215	$1,002	$1,254	$686	$(3,607)	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$87	$38	$—	$—	$496	$—	$621
Accounts payable	—	547	—	78	—	—	625
Accrued expenses and other liabilities	1	433	20	46	—	—	500
Total current liabilities	88	1,018	20	124	496	—	1,746
Long-term debt	—	7,246	140	8	—	—	7,394
Deferred taxes	22	1,334	—	84	—	—	1,440
Other long-term liabilities	—	78	—	2	—	—	80
Total liabilities	110	9,676	160	218	496	—	10,660
Temporary equity (note 8)	10	—	—	—	—	—	10
Total stockholders’ equity (deficit)	1,797	1,539	842	1,036	190	(3,607)	1,797
Total liabilities and stockholders’ equity (deficit)	$1,917	$11,215	$1,002	$1,254	$686	$(3,607)	$12,467

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$17	$—	$158	$—	$—	$175
Accounts receivable, net	—	36	—	140	628	—	804
Intercompany receivable (payable)	308	(257)	(51)	(132)	—	132	—
Inventory	—	62	—	8	—	—	70
Prepaid expenses and other assets	—	42	1	10	—	—	53
Deferred taxes	—	258	—	2	—	—	260
Total current assets	308	158	(50)	186	628	132	1,362
Rental equipment, net	—	4,768	—	606	—	—	5,374
Property and equipment, net	48	313	20	40	—	—	421
Investments in subsidiaries	1,648	1,132	997	—	—	(3,777)	—
Goodwill, net	—	2,708	—	245	—	—	2,953
Other intangible assets, net	—	931	—	87	—	—	1,018
Other long-term assets	2	100	—	—	1	—	103
Total assets	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$136	$38	$—	$—	$430	$—	$604
Accounts payable	—	254	—	38	—	—	292
Accrued expenses and other liabilities	1	327	25	36	1	—	390
Total current liabilities	137	619	25	74	431	—	1,286
Long-term debt	—	6,421	140	8	—	—	6,569
Deferred taxes	21	1,357	—	81	—	—	1,459
Other long-term liabilities	—	65	—	4	—	—	69
Total liabilities	158	8,462	165	167	431	—	9,383
Temporary equity (note 8)	20	—	—	—	—	—	20
Total stockholders’ equity (deficit)	1,828	1,648	802	997	198	(3,645)	1,828
Total liabilities and stockholders’ equity (deficit)	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,042	$—	$137	$—	$—	$1,179
Sales of rental equipment	—	122	—	16	—	—	138
Sales of new equipment	—	31	—	6	—	—	37
Contractor supplies sales	—	19	—	3	—	—	22
Service and other revenues	—	17	—	6	—	—	23
Total revenues	—	1,231	—	168	—	—	1,399
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	383	—	64	—	—	447
Depreciation of rental equipment	—	203	—	26	—	—	229
Cost of rental equipment sales	—	70	—	10	—	—	80
Cost of new equipment sales	—	27	—	4	—	—	31
Cost of contractor supplies sales	—	13	—	2	—	—	15
Cost of service and other revenues	—	5	—	3	—	—	8
Total cost of revenues	—	701	—	109	—	—	810
Gross profit	—	530	—	59	—	—	589
Selling, general and administrative expenses	(6)	171	2	23	(3)	—	187
Merger related costs	—	8	—	—	—	—	8
Restructuring charge	—	(1)	—	—	—	—	(1)
Non-rental depreciation and amortization	5	58	—	7	—	—	70
Operating income (loss)	1	294	(2)	29	3	—	325
Interest expense (income), net	1	182	2	2	1	(1)	187
Other (income) expense, net	(37)	52	(3)	4	(20)	—	(4)
Income (loss) before provision for income taxes	37	60	(1)	23	22	1	142
Provision for income taxes	1	32	—	6	9	—	48
Income (loss) before equity in net earnings (loss) of subsidiaries	36	28	(1)	17	13	1	94
Equity in net earnings (loss) of subsidiaries	58	30	17	—	—	(105)	—
Net income (loss)	94	58	16	17	13	(104)	94
Other comprehensive income (loss)	36	36	36	28	—	(100)	36
Comprehensive income (loss)	$130	$94	$52	$45	$13	$(204)	$130

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$870	$—	$139	$—	$—	$1,009
Sales of rental equipment	—	116	—	15	—	—	131
Sales of new equipment	—	18	—	6	—	—	24
Contractor supplies sales	—	18	—	5	—	—	23
Service and other revenues	—	16	—	3	—	—	19
Total revenues	—	1,038	—	168	—	—	1,206
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	336	—	63	—	—	399
Depreciation of rental equipment	—	184	—	24	—	—	208
Cost of rental equipment sales	—	78	—	9	—	—	87
Cost of new equipment sales	—	14	—	5	—	—	19
Cost of contractor supplies sales	—	13	—	3	—	—	16
Cost of service and other revenues	—	4	—	2	—	—	6
Total cost of revenues	—	629	—	106	—	—	735
Gross profit	—	409	—	62	—	—	471
Selling, general and administrative expenses	(10)	142	—	23	(3)	—	152
Merger related costs	—	2	—	—	—	—	2
Restructuring charge	—	5	—	—	—	—	5
Non-rental depreciation and amortization	4	53	—	5	—	—	62
Operating income (loss)	6	207	—	34	3	—	250
Interest expense (income), net	4	112	2	—	1	(1)	118
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(35)	48	—	6	(19)	—	—
Income (loss) before provision for income taxes	36	47	(2)	28	21	1	131
Provision for income taxes	8	24	—	7	9	—	48
Income (loss) before equity in net earnings (loss) of subsidiaries	28	23	(2)	21	12	1	83
Equity in net earnings (loss) of subsidiaries	55	32	21	—	—	(108)	—
Net income (loss)	83	55	19	21	12	(107)	83
Other comprehensive (loss) income	(32)	(32)	(32)	(25)	—	89	(32)
Comprehensive income (loss)	$51	$23	$(13)	$(4)	$12	$(18)	$51

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,914	$—	$270	$—	$—	$2,184
Sales of rental equipment	—	222	—	26	—	—	248
Sales of new equipment	—	52	—	11	—	—	63
Contractor supplies sales	—	34	—	7	—	—	41
Service and other revenues	—	32	—	9	—	—	41
Total revenues	—	2,254	—	323	—	—	2,577
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	737	—	119	—	—	856
Depreciation of rental equipment	—	396	—	50	—	—	446
Cost of rental equipment sales	—	130	—	15	—	—	145
Cost of new equipment sales	—	43	—	8	—	—	51
Cost of contractor supplies sales	—	23	—	5	—	—	28
Cost of service and other revenues	—	10	—	4	—	—	14
Total cost of revenues	—	1,339	—	201	—	—	1,540
Gross profit	—	915	—	122	—	—	1,037
Selling, general and administrative expenses	19	294	2	43	(3)	—	355
Merger related costs	—	9	—	—	—	—	9
Restructuring charge	—	—	—	—	—	—	—
Non-rental depreciation and amortization	9	109	—	12	—	—	130
Operating (loss) income	(28)	503	(2)	67	3	—	543
Interest expense (income), net	7	300	3	3	2	(3)	312
Other (income) expense, net	(69)	98	(1)	7	(40)	—	(5)
Income (loss) before provision for income taxes	34	105	(4)	57	41	3	236
Provision for income taxes	1	50	—	15	16	—	82
Income (loss) before equity in net earnings (loss) of subsidiaries	33	55	(4)	42	25	3	154
Equity in net earnings (loss) of subsidiaries	121	66	42	—	—	(229)	—
Net income (loss)	154	121	38	42	25	(226)	154
Other comprehensive (loss) income	(3)	(3)	(2)	(2)	—	7	(3)
Comprehensive income (loss)	$151	$118	$36	$40	$25	$(219)	$151

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,651	$—	$274	$—	$—	$1,925
Sales of rental equipment	—	228	—	26	—	—	254
Sales of new equipment	—	34	—	11	—	—	45
Contractor supplies sales	—	34	—	9	—	—	43
Service and other revenues	—	31	—	8	—	—	39
Total revenues	—	1,978	—	328	—	—	2,306
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	669	—	123	—	—	792
Depreciation of rental equipment	—	362	—	48	—	—	410
Cost of rental equipment sales	—	154	—	16	—	—	170
Cost of new equipment sales	—	27	—	9	—	—	36
Cost of contractor supplies sales	—	23	—	6	—	—	29
Cost of service and other revenues	—	10	—	3	—	—	13
Total cost of revenues	—	1,245	—	205	—	—	1,450
Gross profit	—	733	—	123	—	—	856
Selling, general and administrative expenses	9	259	—	45	(1)	—	312
Merger related costs	—	8	—	—	—	—	8
Restructuring charge	—	11	—	—	—	—	11
Non-rental depreciation and amortization	8	108	—	10	—	—	126
Operating (loss) income	(17)	347	—	68	1	—	399
Interest expense (income), net	6	226	3	1	2	(2)	236
Interest expense-subordinated convertible debentures	3	—	—	—	—	—	3
Other (income) expense, net	(65)	93	—	9	(38)	—	(1)
Income (loss) before provision for income taxes	39	28	(3)	58	37	2	161
Provision for income taxes	9	17	—	16	15	—	57
Income (loss) before equity in net earnings (loss) of subsidiaries	30	11	(3)	42	22	2	104
Equity in net earnings (loss) of subsidiaries	74	63	42	—	—	(179)	—
Net income (loss)	104	74	39	42	22	(177)	104
Other comprehensive (loss) income	(52)	(52)	(52)	(40)	—	144	(52)
Comprehensive income (loss)	$52	$22	$(13)	$2	$22	$(33)	$52

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$10	$928	$2	$146	$(32)	$—	$1,054
Net cash used in investing activities	(10)	(1,402)	—	(158)	—	—	(1,570)
Net cash provided by (used in) financing activities	—	483	(2)	(1)	32	—	512
Effect of foreign exchange rates	—	—	—	(1)	—	—	(1)
Net increase (decrease) in cash and cash equivalents	—	9	—	(14)	—	—	(5)
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$26	$—	$144	$—	$—	$170
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$17	$717	$(2)	$122	$24	$—	$878
Net cash used in investing activities	(17)	(710)	—	(74)	—	—	(801)
Net cash (used in) provided by financing activities	—	(20)	2	(1)	(24)	—	(43)
Effect of foreign exchange rates	—	—	—	(7)	—	—	(7)
Net increase in cash and cash equivalents	—	(13)	—	40	—	—	27
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$7	$—	$126	$—	$—	$133

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 883 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $8.4 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,400 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2014.
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

•
A targeted presence in industrial and specialty rental markets. We expect to continue to expand our trench safety, power and HVAC, and pump solutions (also referred to as "specialty") footprint, as well as our tools offering, and to cross-sell these services throughout our network. We believe that the expansion of our specialty business will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings. As discussed in note 2 to the condensed consolidated financial statements, in April 2014 we acquired National Pump. The acquisition is expected to expand our product offering, and supports our strategy of expanding our presence in industrial and specialty rental markets;

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

During the six months ended June 30, 2014, year over year, our rental rates increased 4.6 percent and the volume of OEC on rent increased 9.0 percent, which we believe reflects improvements in our operating environment and the execution of our strategy.
Financial Overview
As discussed further in note 8 to the condensed consolidated financial statements, during the six months ended June 30, 2014, we took the following actions that have improved our financial flexibility and liquidity:

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, URNA issued $850 principal amount of 5 3/4 percent Senior Notes.

•	In April 2014, we redeemed all of our 9 1/4 percent Senior Notes.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of June 30, 2014, we had available liquidity of $1.2 billion, including cash of $170.
Net income. Net income and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$94	$83	$154	$104
Diluted earnings per share	$0.90	$0.78	$1.46	$0.98

Net income and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(5)	$(0.05)	$(1)	$(0.01)	$(6)	$(0.05)	$(5)	$(0.05)
Merger related intangible asset amortization (2)	(31)	(0.29)	(25)	(0.24)	(55)	(0.52)	(51)	(0.49)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	1	0.01	2	0.01	1	0.01	3	0.03
Impact of the fair value mark-up of acquired RSC fleet (4)	(6)	(0.06)	(8)	(0.07)	(11)	(0.11)	(16)	(0.15)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	1	0.01	1	0.01	2	0.01	2	0.02
Restructuring charge (6)	1	0.01	(2)	(0.03)	—	—	(6)	(0.06)
Asset impairment charge (7)	—	—	(1)	(0.01)	—	—	(2)	(0.02)
Loss on repurchase/redemption of debt securities and retirement of subordinated convertible debentures	(40)	(0.38)	—	—	(46)	(0.43)	(1)	(0.01)

(1)
This reflects transaction costs associated with the 2012 acquisition of RSC Holdings Inc. ("RSC") and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.

(2)	This reflects the amortization of the intangible assets acquired in the RSC and National Pump acquisitions.

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
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net, the impact of the fair value mark-up of the acquired RSC fleet and the gain/loss on sale of software subsidiary. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$94	$83	$154	$104
Provision for income taxes	48	48	82	57
Interest expense, net	187	118	312	236
Interest expense – subordinated convertible debentures	—	1	—	3
Depreciation of rental equipment	229	208	446	410
Non-rental depreciation and amortization	70	62	130	126
EBITDA	$628	$520	$1,124	$936
Merger related costs (1)	8	2	9	8
Restructuring charge (2)	(1)	5	—	11
Stock compensation expense, net (3)	19	10	31	19
Impact of the fair value mark-up of acquired RSC fleet (4)	9	11	18	25
(Gain) loss on sale of software subsidiary (5)	—	1	—	1
Adjusted EBITDA	$663	$549	$1,182	$1,000

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$1,054	$878
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(10)	(11)
Gain on sales of rental equipment	103	84
Gain on sales of non-rental equipment	4	2
Gain (loss) on sale of software subsidiary (5)	—	(1)
Merger related costs (1)	(9)	(8)
Restructuring charge (2)	—	(11)
Stock compensation expense, net (3)	(31)	(19)
Loss on extinguishment of debt securities	(75)	—
Loss on retirement of subordinated convertible debentures	—	(2)
Changes in assets and liabilities	(172)	(236)
Cash paid for interest, including subordinated convertible debentures	224	229
Cash paid for income taxes, net	36	31
EBITDA	$1,124	$936
Add back:
Merger related costs (1)	9	8
Restructuring charge (2)	—	11
Stock compensation expense, net (3)	31	19
Impact of the fair value mark-up of acquired RSC fleet (4)	18	25
(Gain) loss on sale of software subsidiary (5)	—	1
Adjusted EBITDA	$1,182	$1,000
 ___________________

(1)	This reflects transaction costs associated with the 2012 RSC acquisition and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.

(2)	As discussed below (see “Restructuring charges”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a gain/loss recognized upon the sale of a former subsidiary that developed and marketed software.
For the three months ended June 30, 2014, EBITDA increased $108, or 20.8 percent, and adjusted EBITDA increased $114, or 20.8 percent. The EBITDA and adjusted EBITDA increases primarily reflect increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the three months ended June 30, 2014, EBITDA margin increased 1.8 percentage points to 44.9 percent, and adjusted EBITDA margin increased 1.9 percentage points to 47.4 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment.
For the six months ended June 30, 2014, EBITDA increased $188, or 20.1 percent, and adjusted EBITDA increased $182, or 18.2 percent. The EBITDA and adjusted EBITDA increases primarily reflect increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the six months ended June 30, 2014, EBITDA margin increased 3.0 percentage points to 43.6 percent, and adjusted EBITDA margin increased 2.5 percentage points to 45.9 percent. The increases in the EBITDA and adjusted EBITDA margins primarily reflect increased margins from equipment rentals and sales of rental equipment.

Results of Operations
As discussed in note 3 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”), and pump solutions. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC, and pump solutions segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench safety, power and HVAC, and pump solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench safety, power and HVAC, and pump solutions segment operates throughout the United States and in Canada.
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended June 30, 2014, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 17 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the six months ended June 30, 2014, the aggregate general rentals' equipment rentals gross margin increased 2.4 percentage points to 39.4 percent as compared to the same period in 2013, primarily reflecting increased rental rates, a 0.2 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 9.3 percent, compensation costs increased 3.9 percent due primarily to increased headcount associated with higher rental volume, aggregate repair and maintenance and delivery costs increased 4.3 percent and depreciation increased 5.9 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended June 30, 2014, the general rentals' region with the lowest equipment rentals gross margin was the Pacific West. The Pacific West region's equipment rentals gross margin of 33.0 percent for the five year period ended June 30, 2014 was 14 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Pacific West region's equipment rentals gross margin was less than the other general rentals' regions during this period due to weaker end markets. For the six months ended June 30, 2014, the Pacific West region's equipment rentals gross margin increased 5.2 percentage points to 39.2 percent as compared to the same period in 2013, primarily reflecting a 5.6 percent rental rate increase, a 2.4 percentage point increase in time utilization, and cost improvements. As compared to the equipment rentals revenue increase of 8.5 percent, compensation costs, deprecation, and aggregate repair and maintenance and delivery costs were flat. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended June 30, 2014, the general rentals' region with the highest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 43.7 percent for the five year period ended June 30, 2014 was 17 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was more than the other general rentals' regions during this period as the region benefited from strong demand for natural resources which have been more resistant to the economic pressures experienced in other regions. For the six months ended June 30, 2014, the Western Canada region's equipment rentals gross margin decreased 2.7 percentage points to 41.6 percent as compared to the same period in 2013 primarily due to depreciation, compensation and delivery costs, which increased slightly as a percentage of revenue.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended June 30, 2014, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on cost cutting, improved processes and fleet sharing. Additionally, the margins for the five year period ended June 30, 2014 include the significant impact of the economic downturn in 2009 that impacted all our regions. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Three Months Ended June 30, 2014
Equipment rentals	$1,028	$151	$1,179
Sales of rental equipment	132	6	138
Sales of new equipment	25	12	37
Contractor supplies sales	19	3	22
Service and other revenues	17	6	23
Total revenue	$1,221	$178	$1,399
Three Months Ended June 30, 2013
Equipment rentals	$932	$77	$1,009
Sales of rental equipment	126	5	131
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	17	2	19
Total revenue	$1,118	$88	$1,206
Six Months Ended June 30, 2014
Equipment rentals	$1,952	$232	$2,184
Sales of rental equipment	238	10	248
Sales of new equipment	49	14	63
Contractor supplies sales	36	5	41
Service and other revenues	34	7	41
Total revenue	$2,309	$268	$2,577
Six Months Ended June 30, 2013
Equipment rentals	$1,786	$139	$1,925
Sales of rental equipment	245	9	254
Sales of new equipment	42	3	45
Contractor supplies sales	39	4	43
Service and other revenues	36	3	39
Total revenue	$2,148	$158	$2,306

Equipment rentals. For the three months ended June 30, 2014, equipment rentals of $1,179 increased $170, or 16.8 percent, as compared to the same period in 2013, primarily reflecting a 10.3 percent increase in the volume of OEC on rent and a 4.9 percent rental rate increase, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2014, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for the three months ended June 30, 2014 reflect improvements in our operating environment and the execution of our strategy. Equipment rentals represented 84 percent of total revenues for the three months ended June 30, 2014. On a segment basis, equipment rentals represented 84 percent and 85 percent of total revenues for the three months ended June 30, 2014 for general rentals and trench safety, power and HVAC, and pump solutions, respectively. General rentals equipment rentals increased $96, or 10.3 percent, primarily reflecting a 6.9 percent increase in the volume of OEC on rent and increased rental rates, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC, and pump solutions equipment rentals increased $74, or 96.1 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC, and pump solutions average OEC for the three months ended June 30, 2014 increased 90 percent as compared to the same period in 2013, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC, and pump solutions segment has been a key component of our strategy in 2014 and 2013.

For the six months ended June 30, 2014, equipment rentals of $2,184 increased $259, or 13.5 percent, as compared to the same period in 2013, primarily reflecting a 9.0 percent increase in the volume of OEC on rent and a 4.6 percent rental rate increase, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and changes in rental mix. In 2014, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for the six months ended June 30, 2014 reflect improvements in our operating environment and the execution of our strategy. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2014. On a segment basis, equipment rentals represented 85 percent and 87 percent of total revenues for the six months ended June 30, 2014 for general rentals and trench safety, power and HVAC, and pump solutions, respectively. General rentals equipment rentals increased $166, or 9.3 percent, primarily reflecting a 7.0 percent increase in the volume of OEC on rent and increased rental rates, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC, and pump solutions equipment rentals increased $93, or 66.9 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC, and pump solutions average OEC for the six months ended June 30, 2014 increased 58 percent as compared to the same period in 2013, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Sales of rental equipment. For the six months ended June 30, 2014, sales of rental equipment represented approximately 10 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Sales of rental equipment for the three and six months ended June 30, 2014 didn't change significantly from the same periods in 2013.
Sales of new equipment. For the six months ended June 30, 2014, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2014, sales of new equipment increased 54.2 percent and 40.0 percent, respectively, as compared to the same periods in 2013, primarily reflecting increased volume, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements, improved pricing and changes in mix.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2014, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and six months ended June 30, 2014 didn't change significantly from the same periods in 2013.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2014, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2014, service and other revenues increased 21.1 percent and 5.1 percent, respectively, as compared to the same periods in 2013. The increase for the three months ended June 30, 2014 primarily reflects increased revenue from repair and maintenance services performed on our customers’ fleet due primarily to the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Three Months Ended June 30, 2014
Equipment Rentals Gross Profit	$426	$77	$503
Equipment Rentals Gross Margin	41.4%	51.0%	42.7%
Three Months Ended June 30, 2013
Equipment Rentals Gross Profit	$366	$36	$402
Equipment Rentals Gross Margin	39.3%	46.8%	39.8%
Six Months Ended June 30, 2014
Equipment Rentals Gross Profit	$770	$112	$882
Equipment Rentals Gross Margin	39.4%	48.3%	40.4%
Six Months Ended June 30, 2013
Equipment Rentals Gross Profit	$661	$62	$723
Equipment Rentals Gross Margin	37.0%	44.6%	37.6%

General rentals. For the three months ended June 30, 2014, equipment rentals gross profit increased by $60 and equipment rentals gross margin increased by 2.1 percentage points from 2013, primarily reflecting increased rental rates, a 0.1 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 10.3 percent, compensation costs increased 6.2 percent due primarily to increased headcount associated with higher rental volume, aggregate repair and maintenance and delivery costs increased 3.2 percent and depreciation increased 5.6 percent. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended June 30, 2014 and 2013, time utilization was 68.8 percent and 68.7 percent, respectively.

For the six months ended June 30, 2014, equipment rentals gross profit increased by $109 and equipment rentals gross margin increased by 2.4 percentage points from 2013, primarily reflecting increased rental rates, a 0.2 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 9.3 percent, compensation costs increased 3.9 percent due primarily to increased headcount associated with higher rental volume, aggregate repair and maintenance and delivery costs increased 4.3 percent and depreciation increased 5.9 percent. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the six months ended June 30, 2014 and 2013, time utilization was 67.0 percent and 66.8 percent, respectively.
Trench safety, power and HVAC, and pump solutions. For the three months ended June 30, 2014, equipment rentals gross profit increased by $41 and equipment rentals gross margin increased by 4.2 percentage points from 2013, primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates, and a decrease in compensation costs as a percentage of revenue. Equipment rentals revenue increased 96.1 percent, and average OEC increased 90 percent, as compared to the same period in 2013, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. As compared to the equipment rentals revenue increase of 96.1 percent, compensation costs increased 65.3 percent as compared to the same period in 2013.
For the six months ended June 30, 2014, equipment rentals gross profit increased by $50 and equipment rentals gross margin increased by 3.7 percentage points from 2013, primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates, and a decrease in compensation costs as a percentage of revenue. Equipment rentals revenue increased 66.9 percent, and average OEC increased 58 percent, as compared to the same period in 2013, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. As compared to the equipment rentals revenue increase of 66.9 percent, compensation costs increased 45.2 percent as compared to the same period in 2013.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total gross margin	42.1%	39.1%	40.2%	37.1%
Equipment rentals	42.7%	39.8%	40.4%	37.6%
Sales of rental equipment	42.0%	33.6%	41.5%	33.1%
Sales of new equipment	16.2%	20.8%	19.0%	20.0%
Contractor supplies sales	31.8%	30.4%	31.7%	32.6%
Service and other revenues	65.2%	68.4%	65.9%	66.7%

For the three months ended June 30, 2014, total gross margin increased 3.0 percentage points as compared to the same period in 2013, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 2.9 percentage points, primarily reflecting a 4.9 percent rental rate increase, a 0.2 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 16.8 percent, compensation costs, aggregate repair and maintenance and delivery costs, and depreciation each increased approximately 10 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended June 30, 2014 and 2013, time utilization was 68.1 percent and 67.9 percent, respectively. Gross margin from sales of rental equipment increased 8.4 percentage points primarily due to improvements in pricing and channel mix. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

For the six months ended June 30, 2014, total gross margin increased 3.1 percentage points as compared to the same period in 2013, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 2.8 percentage points, primarily reflecting a 4.6 percent rental rate increase, a 0.3 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 13.5 percent, compensation costs increased 6.6 percent due primarily to increased headcount associated with higher rental volume, aggregate repair and maintenance and delivery costs increased 8.5 percent and depreciation increased 8.8 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the six months ended June 30, 2014 and 2013, time utilization was 66.4 percent and 66.1 percent, respectively. Gross margin from sales of rental equipment increased 8.4 percentage points primarily due to improvements in pricing and channel mix.
Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total SG&A expenses	$187	$152	$355	$312
SG&A as a percentage of revenue	13.4%	12.6%	13.8%	13.5%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2014, SG&A expense of $187 increased $35 as compared to 2013. As a percentage of revenue, SG&A increased 0.8 percentage points year over year. The increase in SG&A as a percentage of revenue primarily reflects increased bonus/incentive compensation associated with improved profitability and margins.

For the six months ended June 30, 2014, SG&A expense of $355 increased $43 as compared to 2013. As a percentage of revenue, SG&A increased 0.3 percentage points year over year. The increase in SG&A as a percentage of revenue primarily reflects increased bonus/incentive compensation associated with improved profitability and margins.
Merger related costs for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Merger related costs	$8	$2	$9	$8

In the second quarter of 2012, we completed the acquisition of RSC. As discussed in note 2 to the condensed consolidated financial statements, in April 2014, we completed the acquisition of National Pump. The acquisition-related costs primarily relate to financial and legal advisory fees, and branding costs associated with the RSC and National Pump acquisitions.
Restructuring charges for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restructuring charge	$(1)	$5	$—	$11
The restructuring charges for the three and six months ended June 30, 2014 and 2013 primarily reflect severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
Non-rental depreciation and amortization for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Non-rental depreciation and amortization	$70	$62	$130	$126

Non-rental depreciation and amortization for the three and six months ended June 30, 2014 increased $8, or 12.9 percent, and $4, or 3 percent, as compared to 2013, respectively. The increase for the three months ended June 30, 2014 primarily reflects the amortization of the intangible assets associated with the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Interest expense, net for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense, net	$187	$118	$312	$236

Interest expense, net for the three and six months ended June 30, 2014 increased $69, or 58 percent, and $76, or 32 percent, as compared to 2013, respectively. Interest expense, net for the three and six months ended June 30, 2014 includes aggregate losses of $64 and $75, respectively, associated with redemptions of our 10 1/4 percent Senior Notes, 9 1/4 percent Senior Notes and 4 percent Convertible Notes (see note 8 to our condensed consolidated financial statements for additional detail).
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income before provision for income taxes	$142	$131	$236	$161
Provision for income taxes	48	48	82	57
Effective tax rate	33.8%	36.6%	34.7%	35.4%

The differences between the 2014 and 2013 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. The asset increases from December 31, 2013 to June 30, 2014 reflect the significant impact of the National Pump acquisition discussed in note 2 to the condensed consolidated financial statements. Accounts payable increased by $333, or 114.0 percent, from December 31, 2013 to June 30, 2014 primarily due to increased capital expenditures and a seasonal increase in business activity. Accrued expenses and other liabilities increased by $110, or 28.2 percent, from December 31, 2013 to June 30, 2014 primarily due to contingent cash consideration we expect to pay associated with the National Pump acquisition.

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
As discussed further in note 8 to the condensed consolidated financial statements, during the six months ended June 30, 2014, we took the following actions that have improved our financial flexibility and liquidity:

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, URNA issued $850 principal amount of 5 3/4 percent Senior Notes.

•	In April 2014, we redeemed all of our 9 1/4 percent Senior Notes.
As previously announced, in 2013, the Company’s Board of Directors authorized a $500 share repurchase program. The Company’s current intention is to complete such program by April 2015. As of July 14, 2014, we have repurchased $261 of Holdings' common stock under such program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2014, we had (i) $1.0 billion of borrowing capacity, net of $52 of letters of credit, available under the ABL facility, (ii) $38 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $170. Cash equivalents at June 30, 2014 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of June 30, 2014, $1.2 billion and $496 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at June 30, 2014 were 2.2 percent and 0.8 percent, respectively. During the six months ended June 30, 2014, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $1.0 billion and $404, respectively, and the weighted-average interest rates thereon were 2.4 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the six months ended June 30, 2014 were $1.3 billion and $496, respectively. The maximum amount outstanding under the ABL facility exceeded the average amount outstanding during the six months ended June 30, 2014 primarily due to a significant paydown of the outstanding balance in March 2014 using the net proceeds from the debt issued in connection with the National Pump acquisition discussed in note 8 to the condensed consolidated financial statements. In April 2014, borrowings under the ABL facility were used to redeem all our outstanding 9 1/4 percent Senior Notes and to finance in part the cash purchase price of the National Pump acquisition.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 14, 2014 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Stable
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $780 and $771 during the six months ended June 30, 2014 and 2013, respectively. For the full year

2014, we expect net rental capital expenditures of approximately $1.2 billion, after gross purchases of approximately $1.7 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of June 30, 2014, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through June 30, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
URNA’s payment capacity is restricted under the covenants in the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2014, we (i) generated cash from operating activities of $1,054, (ii) generated cash from the sale of rental and non-rental equipment of $266 and (iii) received cash from debt proceeds, net of payments, of $754. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,080, (ii) purchase other companies for $756 and (iii) purchase shares of our common stock for $247. During the six months ended June 30, 2013, we (i) generated cash from operating activities of $878, (ii) generated cash from the sale of rental and non-rental equipment of $265 and (iii) received cash from debt proceeds, net of payments, $32. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,066 and (ii) purchase shares of our common stock for $84.
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

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$1,054	$878
Purchases of rental equipment	(1,028)	(1,025)
Purchases of non-rental equipment	(52)	(41)
Proceeds from sales of rental equipment	248	254
Proceeds from sales of non-rental equipment	18	11
Free cash flow	$240	$77

Free cash flow for the six months ended June 30, 2014 was $240, an increase of $163 as compared to $77 for the six months ended June 30, 2013. Free cash flow increased primarily due to increased net cash provided by operating activities. Free cash flow for the six months ended June 30, 2014 and 2013 includes the impact of the merger and restructuring costs discussed above. We expect free cash flow in the range of $450 to $500 in 2014 and intend to use this primarily to fund our share repurchase activity in 2014.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of June 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt and capital leases (1)	$515	$137	$1,275	$15	$758	$5,258	$7,958
Interest due on debt (2)	230	457	446	423	403	1,172	3,131
Operating leases (1):
Real estate	52	96	81	61	42	69	401
Non-rental equipment	18	32	29	27	20	25	151
Service agreements (3)	9	—	—	—	—	—	9
Purchase obligations (4)	371	—	—	—	—	—	371
Total (5)	$1,195	$722	$1,831	$526	$1,223	$6,524	$12,021

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. Our 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at June 30, 2014. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of June 30, 2014. As discussed above, our 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at June 30, 2014. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of June 30, 2014, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2014.

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
Interest Rate Risk. As of June 30, 2014, we had an aggregate of $1.7 billion of indebtedness that bears interest at variable rates, comprised of $1.2 billion of borrowings under the ABL facility and $496 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on June 30, 2014 were 2.2 percent for the ABL facility and 0.8 percent for the accounts receivable securitization facility. As of June 30, 2014, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $10 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2014, we had an aggregate of $6.3 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2014 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 4.4 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $100.00 or $105.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 7.5 million or 7.6 million shares, respectively. Based on the price of our common stock during the second quarter of 2014, holders of the 4 percent Convertible Notes have the right to redeem the notes during the third quarter of 2014 at a conversion price of $11.11 per share of common stock. Since July 1, 2014 (the beginning of the third quarter), none of the 4 percent Convertible Senior Notes were redeemed, however we have received redemption notices for $52 of the 4 percent Convertible Senior Notes which we expect to be redeemed in the third quarter of 2014.
If the total $97 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $911, assuming a conversion price of $104.73 (the closing price of our common stock on June 30, 2014) per share of common stock. The $97 principal amount would be settled in cash, and the remaining $814 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the June 30, 2014 closing stock price, approximately 8 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $814 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $9 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our June 30, 2014 closing stock price, we estimate that we would receive approximately $19 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $13.33.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 9 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 14 to our consolidated financial statements for the year ended December 31, 2013 filed on Form 10-K on January 22, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2014 to April 30, 2014	536,699	(1)	$91.29	533,201	—
May 1, 2014 to May 31, 2014	792,939	(1)	$92.90	789,745	—
June 1, 2014 to June 30, 2014	608,472	(1)	$103.75	607,014	—
Total	1,938,110		$95.86	1,929,960	$262,747,173

(1)
In April 2014, May 2014 and June 2014, 3,498, 3,194 and 1,458 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)	Our Board approved a share repurchase program authorizing up to $500 million in repurchases of Holdings' common stock, which we intend to complete by April 2015.

Item 6.	Exhibits

2(a)
Asset Purchase Agreement, dated as of March 7, 2014, by and among United Rentals (North America), Inc. and United Rentals of Canada, Inc., on the one hand, and LD Services, LLC, National Pump & Compressor, Ltd., Canadian Pump & Compressor Ltd., GulfCo Industrial Equipment, L.P. (collectively, the “Sellers”) and the general partner and limited partners, members, shareholders or other equity holders of each Seller, as the case may be, on the other hand (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on April 1, 2014)

3(a)
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

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended June 30, 2014, filed on July 16, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	July 16, 2014	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 16, 2014	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller and Principal Accounting Officer