Form 10-Q
period 2014-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2014-10-15
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of October 13, 2014, there were 99,808,171 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	5

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	5

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	6

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2014 (unaudited)	8

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	47

Item 1A	Risk Factors	47

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6	Exhibits	48

	Signatures	49

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

•
a change in the pace of the recovery in our end markets; our business is cyclical and highly sensitive to North American construction and industrial activities as well as the energy sector, in general; although we have experienced an upturn in rental activity, there is no certainty this trend will continue; if the pace of the recovery slows or construction activity declines, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $8.1 billion at September 30, 2014) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

•	risks related to security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;

•	the costs of complying with environmental, safety and foreign law and regulations;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$168	$175
Accounts receivable, net of allowance for doubtful accounts of $38 at September 30, 2014 and $49 at December 31, 2013	941	804
Inventory	112	70
Prepaid expenses and other assets	64	53
Deferred taxes	93	260
Total current assets	1,378	1,362
Rental equipment, net	6,146	5,374
Property and equipment, net	423	421
Goodwill	3,270	2,953
Other intangible assets, net	1,165	1,018
Other long-term assets	101	103
Total assets	$12,483	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$618	$604
Accounts payable	505	292
Accrued expenses and other liabilities	572	390
Total current liabilities	1,695	1,286
Long-term debt	7,477	6,569
Deferred taxes	1,412	1,459
Other long-term liabilities	83	69
Total liabilities	10,667	9,383
Temporary equity (note 8)	3	20
Common stock—$0.01 par value, 500,000,000 shares authorized, 108,198,641 and 99,864,348 shares issued and outstanding, respectively, at September 30, 2014 and 97,966,802 and 93,288,936 shares issued and outstanding, respectively, at December 31, 2013	1	1
Additional paid-in capital	2,127	2,054
Retained earnings (accumulated deficit)	309	(37)
Treasury stock at cost—8,334,293 and 4,677,866 shares at September 30, 2014 and December 31, 2013, respectively	(589)	(209)
Accumulated other comprehensive (loss) income	(35)	19
Total stockholders’ equity	1,813	1,828
Total liabilities and stockholders’ equity	$12,483	$11,231
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals	$1,315	$1,138	$3,499	$3,063
Sales of rental equipment	140	102	388	356
Sales of new equipment	42	29	105	74
Contractor supplies sales	23	23	64	66
Service and other revenues	24	19	65	58
Total revenues	1,544	1,311	4,121	3,617
Cost of revenues:
Cost of equipment rentals, excluding depreciation	480	422	1,336	1,214
Depreciation of rental equipment	236	219	682	629
Cost of rental equipment sales	82	62	227	232
Cost of new equipment sales	33	23	84	59
Cost of contractor supplies sales	16	15	44	44
Cost of service and other revenues	9	6	23	19
Total cost of revenues	856	747	2,396	2,197
Gross profit	688	564	1,725	1,420
Selling, general and administrative expenses	194	167	549	479
Merger related costs	4	—	13	8
Restructuring charge	(2)	1	(2)	12
Non-rental depreciation and amortization	70	59	200	185
Operating income	422	337	965	736
Interest expense, net	124	121	436	357
Interest expense—subordinated convertible debentures	—	—	—	3
Other income, net	(5)	(2)	(10)	(3)
Income before provision for income taxes	303	218	539	379
Provision for income taxes	111	75	193	132
Net income	$192	$143	$346	$247
Basic earnings per share	$1.95	$1.53	$3.57	$2.65
Diluted earnings per share	$1.84	$1.35	$3.29	$2.33
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$192	$143	$346	$247
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(51)	21	(54)	(31)
Other comprehensive (loss) income	(51)	21	(54)	(31)
Comprehensive income (1)	$141	$164	$292	$216

(1)There were no material reclassifications from accumulated other comprehensive (loss) income reflected in other comprehensive (loss) income during 2014 or 2013. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive (loss) income during 2014 or 2013.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss) (3)
Balance at December 31, 2013	93	$1	$2,054	$(37)	5	$(209)	$19
Net income				346
Foreign currency translation adjustments							(54)
Stock compensation expense, net			48
Exercise of common stock options			2
4 percent Convertible Senior Notes (2)	10		42
Shares repurchased and retired			(19)
Repurchase of common stock	(3)				3	(380)
Balance at September 30, 2014	100	$1	$2,127	$309	$8	$(589)	$(35)

(1) An aggregate of less than 1 million net shares were issued during the year ended December 31, 2013.
(2)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and the conversion of a portion of the 4 percent Convertible Senior Notes during the nine months ended September 30, 2014, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 8 to our condensed consolidated financial statements for additional detail.
(3)The Accumulated Other Comprehensive Income (Loss) balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$346	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	882	814
Amortization of deferred financing costs and original issue discounts	14	16
Gain on sales of rental equipment	(161)	(124)
Gain on sales of non-rental equipment	(7)	(3)
(Gain) loss on sale of software subsidiary	—	1
Stock compensation expense, net	48	34
Merger related costs	13	8
Restructuring charge	(2)	12
Loss on extinguishment of debt securities	80	1
Loss on retirement of subordinated convertible debentures	—	2
Increase in deferred taxes	134	97
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(99)	(17)
Increase in inventory	(23)	(22)
Decrease (increase) in prepaid expenses and other assets	10	(7)
Increase in accounts payable	197	82
Increase (decrease) in accrued expenses and other liabilities	34	(26)
Net cash provided by operating activities	1,466	1,115
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,484)	(1,499)
Purchases of non-rental equipment	(84)	(71)
Proceeds from sales of rental equipment	388	356
Proceeds from sales of non-rental equipment	26	15
Purchases of other companies, net of cash acquired	(752)	(9)
Net cash used in investing activities	(1,906)	(1,208)
Cash Flows From Financing Activities:
Proceeds from debt	5,911	2,931
Payments of debt, including subordinated convertible debentures	(5,082)	(2,681)
Proceeds from the exercise of common stock options	2	5
Common stock repurchased	(399)	(99)
Payments of financing costs	(22)	—
Cash received (paid) in connection with the 4 percent Convertible Senior Notes and related hedge, net	31	(40)
Net cash provided by financing activities	441	116
Effect of foreign exchange rates	(8)	(4)
Net (decrease) increase in cash and cash equivalents	(7)	19
Cash and cash equivalents at beginning of period	175	106
Cash and cash equivalents at end of period	$168	$125
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$60	$44
Cash paid for interest, including subordinated convertible debentures	315	322
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
The acquisition date fair value of the consideration transferred consisted of the following:

Cash consideration (1)	$773
Contingent consideration (2)	76
Total purchase consideration (3)	$849
(1) Consists of cash paid of $718 and a ‘hold back’ of $55, which is subject to a final working capital true-up.
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

Accounts receivable, net of allowance for doubtful accounts (1)	$44
Inventory	19
Deferred taxes	11
Rental equipment	178
Property and equipment	10
Intangibles (2)	289
Other assets	1
Total identifiable assets acquired	552
Current liabilities	(25)
Total liabilities assumed	(25)
Net identifiable assets acquired	527
Goodwill (3)	322
Net assets acquired	$849
(1) The fair value of accounts receivables acquired was $44, and the gross contractual amount was $47. We estimated that $3 will be uncollectible.
(2) The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$274	10
Non-compete agreements	15	6
Total	$289
(3) $310 of the goodwill was assigned to our trench safety, power and HVAC (“heating, ventilating and air conditioning”), and pump solutions segment and $12 of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the merger is primarily reflective of National Pump's going-concern value, the value of National Pump's assembled workforce, new customer relationships expected to arise from the merger, and operational synergies that we expect to achieve that would not be available to other market participants. $344 of goodwill is expected to be deductible for income tax purposes.
The three and nine months ended September 30, 2014 include National Pump acquisition-related costs of $4 and $13, respectively. The acquisition-related costs are reflected in our condensed consolidated statements of income as “Merger related costs” which also include costs associated with the 2012 acquisition of RSC Holdings Inc. (“RSC”). The merger related costs primarily relate to financial and legal advisory fees, and also include changes subsequent to the acquisition date to the fair value of the contingent cash consideration we expect to pay associated with the National Pump acquisition as discussed in note 7 to our condensed consolidated financial statements. We do not expect to incur significant additional charges in connection with the merger subsequent to September 30, 2014. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, we capitalized $22 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our condensed consolidated balance sheets.
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the National Pump acquisition as if it had been completed on January 1, 2013 (“the pro forma acquisition date”). The pro forma information

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

is not necessarily indicative of our results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of National Pump at their respective fair values based on available information and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the acquisition date. The table below presents unaudited pro forma consolidated income statement information as if National Pump had been included in our consolidated results for the entire periods reflected:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2014	2013
United Rentals historic revenues	$1,311	$4,121	$3,617
National Pump historic revenues	55	62	149
Pro forma revenues	1,366	4,183	3,766
United Rentals historic pretax income	218	539	379
National Pump historic pretax income	18	20	44
Combined pretax income	236	559	423
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(1)	(1)	(3)
Intangible asset amortization (2)	(13)	(12)	(39)
Interest expense (3)	(8)	58	(86)
Elimination of historic National Pump interest (4)	—	—	1
Elimination of merger costs (5)	—	8	—
Pro forma pretax income	$214	$612	$296
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the National Pump acquisition. The useful lives assigned to such equipment didn’t change significantly from the lives historically used by National Pump.
(2) The intangible assets acquired in the National Pump acquisition were amortized.
(3) In connection with the National Pump acquisition, URNA issued $525 principal amount of 6 1/8 percent Senior Notes (as an add on to our existing 6 1/8 percent Senior Notes) and $850 principal amount of 5 3/4 percent Senior Notes, and all our outstanding 9 1/4 percent Senior Notes were redeemed, as discussed in note 8 to the condensed consolidated financial statements. Interest expense was adjusted to reflect these changes in our debt portfolio. For the pro forma presentation, the $64 loss recognized upon redemption of the 9 1/4 percent Senior Notes discussed in note 8 to the condensed consolidated financial statements was moved from the nine months ended September 30, 2014 to the nine months ended September 30, 2013.
(4) Interest on National Pump historic debt was eliminated.
(5) Merger related costs, primarily comprised of financial and legal advisory fees, associated with the National Pump acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
For the three months ended September 30, 2014, National Pump revenue and pretax income included in our condensed consolidated financial statements were $73 and $16, respectively. For the nine months ended September 30, 2014, National Pump revenue and pretax income included in our condensed consolidated financial statements were $140 and $30, respectively. National Pump pretax income excludes merger related costs which are not allocated to our segments.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Three Months Ended September 30, 2014
Equipment rentals	$1,127	$188	$1,315
Sales of rental equipment	133	7	140
Sales of new equipment	31	11	42
Contractor supplies sales	19	4	23
Service and other revenues	21	3	24
Total revenue	1,331	213	1,544
Depreciation and amortization expense	267	39	306
Equipment rentals gross profit	496	103	599
Three Months Ended September 30, 2013
Equipment rentals	$1,038	$100	$1,138
Sales of rental equipment	98	4	102
Sales of new equipment	27	2	29
Contractor supplies sales	21	2	23
Service and other revenues	18	1	19
Total revenue	1,202	109	1,311
Depreciation and amortization expense	261	17	278
Equipment rentals gross profit	445	52	497
Nine Months Ended September 30, 2014
Equipment rentals	$3,079	$420	$3,499
Sales of rental equipment	371	17	388
Sales of new equipment	80	25	105
Contractor supplies sales	55	9	64
Service and other revenues	55	10	65
Total revenue	3,640	481	4,121
Depreciation and amortization expense	789	93	882
Equipment rentals gross profit	1,266	215	1,481
Capital expenditures	1,391	177	1,568
Nine Months Ended September 30, 2013
Equipment rentals	$2,824	$239	$3,063
Sales of rental equipment	343	13	356
Sales of new equipment	69	5	74
Contractor supplies sales	60	6	66
Service and other revenues	54	4	58
Total revenue	3,350	267	3,617
Depreciation and amortization expense	771	43	814
Equipment rentals gross profit	1,106	114	1,220
Capital expenditures	1,461	109	1,570

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2014	December 31, 2013
Total reportable segment assets
General rentals	$10,747	$10,677
Trench safety, power and HVAC, and pump solutions (1)	1,736	554
Total assets	$12,483	$11,231

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

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total equipment rentals gross profit	$599	$497	$1,481	$1,220
Gross profit from other lines of business	89	67	244	200
Selling, general and administrative expenses	(194)	(167)	(549)	(479)
Merger related costs	(4)	—	(13)	(8)
Restructuring charge	2	(1)	2	(12)
Non-rental depreciation and amortization	(70)	(59)	(200)	(185)
Interest expense, net	(124)	(121)	(436)	(357)
Interest expense- subordinated convertible debentures	—	—	—	(3)
Other income, net	5	2	10	3
Income before provision for income taxes	$303	$218	$539	$379
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
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the April 2012 acquisition of RSC. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of September 30, 2014, our employee headcount is approximately 12,500 and our branch network has 882 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
The table below provides certain information concerning our restructuring charges for the nine months ended September 30, 2014:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
Description	December 31, 2013			September 30, 2014
Closed Restructuring Program
Branch closure charges	$13	$(1)	$(3)	$9
Severance costs	—	—	—	—
Total	$13	$(1)	$(3)	$9
RSC Merger Related Restructuring Program
Branch closure charges	$20	$(1)	$(6)	$13
Severance costs	2	—	(2)	—
Total	$22	$(1)	$(8)	$13
Total
Branch closure charges	$33	$(2)	$(9)	$22
Severance costs	2	—	(2)	—
Total	$35	$(2)	$(11)	$22

_________________

(1)
Reflected in our condensed consolidated statements of income as “Restructuring charge.” The income for the nine months ended September 30, 2014 primarily reflects buyouts or settlements of real estate leases for less than the recognized reserves. These charges are not allocated to our reportable segments.

5. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2014:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Balance at January 1, 2014 (1)	$2,812	$141	$2,953
Goodwill related to acquisitions (2)	12	319	331
Foreign currency translation and other adjustments	(13)	(1)	(14)
Balance at September 30, 2014 (1)	$2,811	$459	$3,270

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)
Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition.

Other intangible assets were comprised of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	42 months	$70	$27	$43
Customer relationships	12 years	$1,505	$409	$1,096
Trade names and associated trademarks	31 months	$81	$55	$26

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

Our other intangibles assets, net at September 30, 2014 include the following assets associated with the acquisition of National Pump discussed above (see note 2 to our condensed consolidated financial statements). No residual value has been assigned to these intangible assets. The non-compete agreements are being amortized on a straight-line basis, and the customer relationships are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	September 30, 2014
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Non-compete agreements	5 years	$14
Customer relationships	10 years	$249
Amortization expense for other intangible assets was $53 and $44 for the three months ended September 30, 2014 and 2013, respectively, and $149 and $135 for the nine months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2014	$52
2015	196
2016	175
2017	147
2018	126
Thereafter	469
Total	$1,165

6. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of September 30, 2014, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks related to our ongoing business operations. During the nine months ended September 30, 2014 and 2013, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At September 30, 2014, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the nine months ended September 30, 2014, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At September 30, 2014 and December 31, 2013, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at September 30, 2014 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of September 30, 2014, we had outstanding fixed price swap contracts covering 5.3 million gallons of diesel which will be purchased throughout 2014 and 2015.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of September 30, 2014, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred. During the three and nine months ended September 30, 2014, forward contracts were used to purchase $86 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and nine months ended September 30, 2014. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of September 30, 2014 and December 31, 2013, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 was as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

		Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(10)	*	$(11)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(3)	3	2	(2)
		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(32)	*	$(28)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(3)	3	(2)	2

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.6 million and 2.7 million gallons of diesel covered by the fixed price swaps during the three months ended September 30, 2014 and 2013, respectively, and the use of 8.2 million and 7.0 million gallons of diesel covered by the fixed price swaps during the nine months ended September 30, 2014 and 2013, respectively. These amounts are reflected, net of cash received from the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
Our fixed price diesel swaps contracts are Level 2 derivatives measured at fair value on a recurring basis. As of September 30, 2014 and December 31, 2013, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 6 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of September 30, 2014, we have fixed price swap contracts that mature throughout 2014 and 2015 covering 5.3 million gallons of diesel which we will buy at the average contract price of $3.86 per gallon, while the average forward price for the hedged gallons was $3.65 per gallon as of September 30, 2014.
The fair value of the contingent cash consideration we expect to pay associated with the National Pump acquisition discussed in note 2 to our condensed consolidated financial statements was $81 as of September 30, 2014. The contingent consideration is recorded in accrued expenses and other liabilities in our condensed consolidated balance sheets, and is a Level 3 liability measured at fair value on a recurring basis. Fair value was determined using a probability weighted discounted cash flow methodology. Key inputs to the valuation included: (i) discrete scenarios of potential payouts under the two earn-out arrangements discussed in note 2 to our condensed consolidated financial statements; (ii) probability weightings assigned to each of the scenarios for each of the two earn-out payments; and (iii) a rate of return with which to discount the probability weighted payouts to present value. The discrete payout scenarios were based on the low case, base case and high case forecasts of financial performance prepared by management in connection with the acquisition. The probability weighted payments were then discounted to present value using a discount rate of 11.5 percent based on a calculated risk adjusted rate for National Pump, resulting in fair values of $63 and $18 for the first and second earn out-payments, respectively. Changes to the inputs used in the valuation could result in material changes to fair value. As discussed in note 2 to our condensed consolidated financial statements, the fair value of the contingent cash consideration was $76 as of the acquisition date. Changes to the fair value of the contingent cash consideration are reflected in our condensed consolidated statements of income as “Merger related costs” which included $3 and $5 of such changes for the three and nine months ended September 30, 2014, respectively.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximate their book values as of September 30, 2014 and December 31, 2013. The estimated fair values of our financial instruments as of September 30, 2014 and December 31, 2013 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$6,064	$6,348	$5,381	$5,848
Level 2:
4 percent Convertible Senior Notes (1)	31	32	136	149
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

calculate the fair value, we used an effective interest rate of 7.1 percent. As discussed below (see Item 3- Quantitative and Qualitative Disclosures about Market Risk), the total cost to settle the notes based on the closing price of our common stock on September 30, 2014 would be $338.
8. Debt
Debt consists of the following:

	September 30, 2014	December 31, 2013
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$550	$430
$2.3 billion ABL Facility (2)	1,336	1,106
5 3/4 percent Senior Secured Notes	750	750
10 1/4 percent Senior Notes (3)	—	220
9 1/4 percent Senior Notes (4)	—	494
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes	688	692
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes (5)	951	400
5 3/4 percent Senior Notes (6)	850	—
Capital leases	114	120
Total URNA and subsidiaries debt	8,064	7,037
Holdings:
4 percent Convertible Senior Notes (7)	31	136
Total debt	8,095	7,173
Less short-term portion (8)	(618)	(604)
Total long-term debt	$7,477	$6,569
 ___________________

(1)
In September 2014, we amended our accounts receivable securitization facility primarily to extend the expiration date of the facility until September 17, 2015. At September 30, 2014, $0 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.8 percent at September 30, 2014. During the nine months ended September 30, 2014, the monthly average amount outstanding under the accounts receivable securitization facility was $449, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the nine months ended September 30, 2014 was $550. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of September 30, 2014, there were $634 of receivables, net of applicable reserves, in the collateral pool.

(2)
At September 30, 2014, $908 was available under our ABL facility, net of $56 of letters of credit. The interest rate applicable to the ABL facility was 2.2 percent at September 30, 2014. During the nine months ended September 30, 2014, the monthly average amount outstanding under the ABL facility was $1.1 billion, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the nine months ended September 30, 2014 was $1.3 billion.

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

(5)
In connection with the National Pump acquisition described above, in March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes. The net proceeds from the issuance were $546 (after deducting offering expenses). The newly issued notes have identical terms, and are fungible, with the 6 1/8 percent Senior Notes outstanding at December 31, 2013. The difference between the carrying value of the 6 1/8 percent Senior Notes and the $925 principal amount relates to the $26 unamortized portion of the original issue premium recognized in conjunction with the March 2014 issuance, which is being amortized through the maturity date in 2023. The effective interest rate on the 6 1/8 percent Senior Notes is 5.7 percent.

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

(7)
The difference between the September 30, 2014 carrying value of the 4 percent Convertible Senior Notes and the $34 principal amount reflects the $3 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at September 30, 2014, an amount equal to the $3 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” During the nine months ended September 30, 2014, $122 of our 4 percent Convertible Notes were redeemed. We recognized a loss of approximately $10 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the fair value of the debt component of the notes. Based on the price of our common stock during the third quarter of 2014, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the fourth quarter of 2014 at a conversion price of $11.11 per share of common stock. Since October 1, 2014 (the beginning of the fourth quarter), none of the 4 percent Convertible Senior Notes were redeemed.

(8)
As of September 30, 2014, our short-term debt primarily reflects $550 of borrowings under our accounts receivable securitization facility and $31 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt because they were redeemable at September 30, 2014.

Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 3.0 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $110.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 2.6 million shares.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Loan Covenants and Compliance
As of September 30, 2014, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through September 30, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
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
10. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings per share for the nine months ended September 30, 2013 excludes the impact of approximately 0.4 million common stock equivalents since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$192	$143	346	247
Denominator:
Denominator for basic earnings per share—weighted-average common shares	98,485	93,244	96,916	93,483
Effect of dilutive securities:
Employee stock options and warrants	376	463	407	527
Convertible subordinated notes—4 percent	4,748	11,407	7,606	11,744
Restricted stock units	467	434	465	516
Denominator for diluted earnings per share—adjusted weighted-average common shares	104,076	105,548	105,394	106,270
Basic earnings per share	$1.95	$1.53	$3.57	$2.65
Diluted earnings per share	$1.84	$1.35	$3.29	$2.33

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

11. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent, (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (iii) certain indebtedness that is guaranteed only by the guarantor subsidiaries (specifically, the 10 1/4 percent Senior Notes and the 8 1/4 percent Senior Notes). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the subsidiary guarantor, the sale of all or substantially all of the subsidiary guarantor's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the subsidiary guarantor as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. Certain reclassifications of prior year's amounts have been made to conform to the current year’s presentation.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to pay dividends. As of September 30, 2014, the amount available for distribution under the most restrictive of these covenants was $369.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$39	$—	$129	$—	$—	$168
Accounts receivable, net	—	36	—	142	763	—	941
Intercompany receivable (payable)	314	(244)	(59)	(141)	—	130	—
Inventory	—	100	—	12	—	—	112
Prepaid expenses and other assets	—	46	1	17	—	—	64
Deferred taxes	—	91	—	2	—	—	93
Total current assets	314	68	(58)	161	763	130	1,378
Rental equipment, net	—	5,515	—	631	—	—	6,146
Property and equipment, net	45	314	21	43	—	—	423
Investments in subsidiaries	1,510	1,174	1,021	—	—	(3,705)	—
Goodwill	—	2,990	—	280	—	—	3,270
Other intangible assets, net	—	1,061	—	104	—	—	1,165
Other long-term assets	—	101	—	—	—	—	101
Total assets	$1,869	$11,223	$984	$1,219	$763	$(3,575)	$12,483
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$31	$37	$—	$—	$550	$—	$618
Accounts payable	—	447	—	58	—	—	505
Accrued expenses and other liabilities	—	503	19	50	—	—	572
Total current liabilities	31	987	19	108	550	—	1,695
Long-term debt	—	7,336	134	7	—	—	7,477
Deferred taxes	22	1,310	—	80	—	—	1,412
Other long-term liabilities	—	80	—	3	—	—	83
Total liabilities	53	9,713	153	198	550	—	10,667
Temporary equity (note 8)	3	—	—	—	—	—	3
Total stockholders’ equity (deficit)	1,813	1,510	831	1,021	213	(3,575)	1,813
Total liabilities and stockholders’ equity (deficit)	$1,869	$11,223	$984	$1,219	$763	$(3,575)	$12,483

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$17	$—	$158	$—	$—	$175
Accounts receivable, net	—	36	—	140	628	—	804
Intercompany receivable (payable)	308	(257)	(51)	(132)	—	132	—
Inventory	—	62	—	8	—	—	70
Prepaid expenses and other assets	—	42	1	10	—	—	53
Deferred taxes	—	258	—	2	—	—	260
Total current assets	308	158	(50)	186	628	132	1,362
Rental equipment, net	—	4,768	—	606	—	—	5,374
Property and equipment, net	48	313	20	40	—	—	421
Investments in subsidiaries	1,648	1,132	997	—	—	(3,777)	—
Goodwill	—	2,708	—	245	—	—	2,953
Other intangible assets, net	—	931	—	87	—	—	1,018
Other long-term assets	2	100	—	—	1	—	103
Total assets	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$136	$38	$—	$—	$430	$—	$604
Accounts payable	—	254	—	38	—	—	292
Accrued expenses and other liabilities	1	327	25	36	1	—	390
Total current liabilities	137	619	25	74	431	—	1,286
Long-term debt	—	6,421	140	8	—	—	6,569
Deferred taxes	21	1,357	—	81	—	—	1,459
Other long-term liabilities	—	65	—	4	—	—	69
Total liabilities	158	8,462	165	167	431	—	9,383
Temporary equity (note 8)	20	—	—	—	—	—	20
Total stockholders’ equity (deficit)	1,828	1,648	802	997	198	(3,645)	1,828
Total liabilities and stockholders’ equity (deficit)	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,155	$—	$160	$—	$—	$1,315
Sales of rental equipment	—	125	—	15	—	—	140
Sales of new equipment	—	35	—	7	—	—	42
Contractor supplies sales	—	20	—	3	—	—	23
Service and other revenues	—	20	—	4	—	—	24
Total revenues	—	1,355	—	189	—	—	1,544
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	418	—	62	—	—	480
Depreciation of rental equipment	—	210	—	26	—	—	236
Cost of rental equipment sales	—	73	—	9	—	—	82
Cost of new equipment sales	—	27	—	6	—	—	33
Cost of contractor supplies sales	—	14	—	2	—	—	16
Cost of service and other revenues	—	8	—	1	—	—	9
Total cost of revenues	—	750	—	106	—	—	856
Gross profit	—	605	—	83	—	—	688
Selling, general and administrative expenses	40	127	—	23	4	—	194
Merger related costs	—	4	—	—	—	—	4
Restructuring charge	—	(2)	—	—	—	—	(2)
Non-rental depreciation and amortization	4	58	1	7	—	—	70
Operating (loss) income	(44)	418	(1)	53	(4)	—	422
Interest expense (income), net	3	122	—	—	1	(2)	124
Other (income) expense, net	(39)	54	(1)	6	(25)	—	(5)
(Loss) income before provision for income taxes	(8)	242	—	47	20	2	303
Provision for income taxes	—	91	—	12	8	—	111
(Loss) income before equity in net earnings (loss) of subsidiaries	(8)	151	—	35	12	2	192
Equity in net earnings (loss) of subsidiaries	200	49	35	—	—	(284)	—
Net income (loss)	192	200	35	35	12	(282)	192
Other comprehensive (loss) income	(51)	(51)	(51)	(40)	—	142	(51)
Comprehensive income (loss)	$141	$149	$(16)	$(5)	$12	$(140)	$141

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$990	$—	$148	$—	$—	$1,138
Sales of rental equipment	—	91	—	11	—	—	102
Sales of new equipment	—	24	—	5	—	—	29
Contractor supplies sales	—	19	—	4	—	—	23
Service and other revenues	—	15	—	4	—	—	19
Total revenues	—	1,139	—	172	—	—	1,311
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	366	—	56	—	—	422
Depreciation of rental equipment	—	193	—	26	—	—	219
Cost of rental equipment sales	—	56	—	6	—	—	62
Cost of new equipment sales	—	20	—	3	—	—	23
Cost of contractor supplies sales	—	12	—	3	—	—	15
Cost of service and other revenues	—	4	—	2	—	—	6
Total cost of revenues	—	651	—	96	—	—	747
Gross profit	—	488	—	76	—	—	564
Selling, general and administrative expenses	7	134	—	23	3	—	167
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	5	49	—	5	—	—	59
Operating (loss) income	(12)	304	—	48	(3)	—	337
Interest expense (income), net	3	115	1	1	2	(1)	121
Other (income) expense, net	(35)	50	—	5	(22)	—	(2)
Income (loss) before provision (benefit) for income taxes	20	139	(1)	42	17	1	218
Provision (benefit) for income taxes	12	47	(1)	11	6	—	75
Income before equity in net earnings (loss) of subsidiaries	8	92	—	31	11	1	143
Equity in net earnings (loss) of subsidiaries	135	43	31	—	—	(209)	—
Net income (loss)	143	135	31	31	11	(208)	143
Other comprehensive income (loss)	21	21	22	16	—	(59)	21
Comprehensive income (loss)	$164	$156	$53	$47	$11	$(267)	$164

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$3,069	$—	$430	$—	$—	$3,499
Sales of rental equipment	—	347	—	41	—	—	388
Sales of new equipment	—	87	—	18	—	—	105
Contractor supplies sales	—	54	—	10	—	—	64
Service and other revenues	—	52	—	13	—	—	65
Total revenues	—	3,609	—	512	—	—	4,121
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,155	—	181	—	—	1,336
Depreciation of rental equipment	—	606	—	76	—	—	682
Cost of rental equipment sales	—	203	—	24	—	—	227
Cost of new equipment sales	—	70	—	14	—	—	84
Cost of contractor supplies sales	—	37	—	7	—	—	44
Cost of service and other revenues	—	18	—	5	—	—	23
Total cost of revenues	—	2,089	—	307	—	—	2,396
Gross profit	—	1,520	—	205	—	—	1,725
Selling, general and administrative expenses	59	421	2	66	1	—	549
Merger related costs	—	13	—	—	—	—	13
Restructuring charge	—	(2)	—	—	—	—	(2)
Non-rental depreciation and amortization	13	167	1	19	—	—	200
Operating (loss) income	(72)	921	(3)	120	(1)	—	965
Interest expense (income), net	10	422	3	3	3	(5)	436
Other (income) expense, net	(108)	152	(2)	13	(65)	—	(10)
Income (loss) before provision for income taxes	26	347	(4)	104	61	5	539
Provision for income taxes	1	141	—	27	24	—	193
Income (loss) before equity in net earnings (loss) of subsidiaries	25	206	(4)	77	37	5	346
Equity in net earnings (loss) of subsidiaries	321	115	77	—	—	(513)	—
Net income (loss)	346	321	73	77	37	(508)	346
Other comprehensive (loss) income	(54)	(54)	(53)	(42)	—	149	(54)
Comprehensive income (loss)	$292	$267	$20	$35	$37	$(359)	$292

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$2,641	$—	$422	$—	$—	$3,063
Sales of rental equipment	—	319	—	37	—	—	356
Sales of new equipment	—	58	—	16	—	—	74
Contractor supplies sales	—	53	—	13	—	—	66
Service and other revenues	—	46	—	12	—	—	58
Total revenues	—	3,117	—	500	—	—	3,617
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,035	—	179	—	—	1,214
Depreciation of rental equipment	—	555	—	74	—	—	629
Cost of rental equipment sales	—	210	—	22	—	—	232
Cost of new equipment sales	—	47	—	12	—	—	59
Cost of contractor supplies sales	—	35	—	9	—	—	44
Cost of service and other revenues	—	14	—	5	—	—	19
Total cost of revenues	—	1,896	—	301	—	—	2,197
Gross profit	—	1,221	—	199	—	—	1,420
Selling, general and administrative expenses	16	393	—	68	2	—	479
Merger related costs	—	8	—	—	—	—	8
Restructuring charge	—	12	—	—	—	—	12
Non-rental depreciation and amortization	13	157	—	15	—	—	185
Operating (loss) income	(29)	651	—	116	(2)	—	736
Interest expense (income), net	9	341	4	2	4	(3)	357
Interest expense-subordinated convertible debentures	3	—	—	—	—	—	3
Other (income) expense, net	(100)	143	—	14	(60)	—	(3)
Income (loss) before provision (benefit) for income taxes	59	167	(4)	100	54	3	379
Provision (benefit) for income taxes	21	64	(1)	27	21	—	132
Income (loss) before equity in net earnings (loss) of subsidiaries	38	103	(3)	73	33	3	247
Equity in net earnings (loss) of subsidiaries	209	106	73	—	—	(388)	—
Net income (loss)	247	209	70	73	33	(385)	247
Other comprehensive (loss) income	(31)	(31)	(30)	(24)	—	85	(31)
Comprehensive income (loss)	$216	$178	$40	$49	$33	$(300)	$216

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$11	$1,369	$3	$180	$(97)	$—	$1,466
Net cash used in investing activities	(11)	(1,696)	—	(199)	—	—	(1,906)
Net cash provided by (used in) financing activities	—	349	(3)	(2)	97	—	441
Effect of foreign exchange rates	—	—	—	(8)	—	—	(8)
Net increase (decrease) in cash and cash equivalents	—	22	—	(29)	—	—	(7)
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$39	$—	$129	$—	$—	$168
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$21	$948	$3	$150	$(7)	$—	$1,115
Net cash used in investing activities	(21)	(1,065)	—	(122)	—	—	(1,208)
Net cash provided by (used in) financing activities	—	113	(3)	(1)	7	—	116
Effect of foreign exchange rates	—	—	—	(4)	—	—	(4)
Net (decrease) increase in cash and cash equivalents	—	(4)	—	23	—	—	19
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$16	$—	$109	$—	$—	$125

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 882 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $8.6 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2014.
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and cost control. In 2014, we intensified our disciplined focus on profitability and return on invested capital. In particular, our strategy calls for:

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

•
The further optimization of our customer mix and fleet mix, with a dual objective: to enhance our performance in serving our current customer base, and to focus on the accounts and customer types that are best suited to our strategy for profitable growth. We believe these efforts will lead to even better service of our target accounts, primarily large construction and industrial customers, as well as select local contractors. Our fleet teams will use similar analyses to identify trends in equipment categories and define action plans that can generate improved returns; and

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. Having completed eight branch pilots in late 2013, we are now launching this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations.

During the nine months ended September 30, 2014, year over year, our rental rates increased 4.6 percent and the volume of OEC on rent increased 9.2 percent, which we believe reflects improvements in our operating environment and the execution of our strategy.
Financial Overview
As discussed further in note 8 to the condensed consolidated financial statements, during the nine months ended September 30, 2014, we took the following actions that have improved our financial flexibility and liquidity:

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, URNA issued $850 principal amount of 5 3/4 percent Senior Notes.

•	In April 2014, we redeemed all of our 9 1/4 percent Senior Notes.

•	In September 2014, we amended our accounts receivable securitization facility primarily to extend the expiration date of the facility until September 2015.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of September 30, 2014, we had available liquidity of $1.1 billion, including cash of $168.
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$192	$143	$346	$247
Diluted earnings per share	$1.84	$1.35	$3.29	$2.33

Net income and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(2)	$(0.02)	$—	$—	$(8)	$(0.08)	$(5)	$(0.05)
Merger related intangible asset amortization (2)	(30)	(0.29)	(25)	(0.23)	(85)	(0.80)	(76)	(0.70)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	1	0.01	1	0.01	2	0.02	4	0.03
Impact of the fair value mark-up of acquired RSC fleet (4)	(6)	(0.05)	(5)	(0.05)	(17)	(0.16)	(21)	(0.20)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	1	0.01	2	0.02	3	0.03
Restructuring charge (6)	1	0.01	(1)	(0.01)	1	0.01	(7)	(0.07)
Asset impairment charge (7)	—	—	—	—	—	—	(2)	(0.02)
Loss on repurchase/redemption of debt securities and retirement of subordinated convertible debentures	(3)	(0.02)	(1)	(0.01)	(49)	(0.46)	(2)	(0.02)

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$192	$143	$346	$247
Provision for income taxes	111	75	193	132
Interest expense, net	124	121	436	357
Interest expense – subordinated convertible debentures	—	—	—	3
Depreciation of rental equipment	236	219	682	629
Non-rental depreciation and amortization	70	59	200	185
EBITDA	$733	$617	$1,857	$1,553
Merger related costs (1)	4	—	13	8
Restructuring charge (2)	(2)	1	(2)	12
Stock compensation expense, net (3)	17	15	48	34
Impact of the fair value mark-up of acquired RSC fleet (4)	9	9	27	34
(Gain) loss on sale of software subsidiary (5)	—	—	—	1
Adjusted EBITDA	$761	$642	$1,943	$1,642

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$1,466	$1,115
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(14)	(16)
Gain on sales of rental equipment	161	124
Gain on sales of non-rental equipment	7	3
Gain (loss) on sale of software subsidiary (5)	—	(1)
Merger related costs (1)	(13)	(8)
Restructuring charge (2)	2	(12)
Stock compensation expense, net (3)	(48)	(34)
Loss on extinguishment of debt securities	(80)	(1)
Loss on retirement of subordinated convertible debentures	—	(2)
Changes in assets and liabilities	1	19
Cash paid for interest, including subordinated convertible debentures	315	322
Cash paid for income taxes, net	60	44
EBITDA	$1,857	$1,553
Add back:
Merger related costs (1)	13	8
Restructuring charge (2)	(2)	12
Stock compensation expense, net (3)	48	34
Impact of the fair value mark-up of acquired RSC fleet (4)	27	34
(Gain) loss on sale of software subsidiary (5)	—	1
Adjusted EBITDA	$1,943	$1,642
 ___________________

(1)	This reflects transaction costs associated with the 2012 RSC acquisition and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.

(2)	As discussed below (see “Restructuring charges”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a gain/loss recognized upon the sale of a former subsidiary that developed and marketed software.
For the three months ended September 30, 2014, EBITDA increased $116, or 18.8 percent, and adjusted EBITDA increased $119, or 18.5 percent. The EBITDA and adjusted EBITDA increases primarily reflect increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the three months ended September 30, 2014, EBITDA margin increased 0.4 percentage points to 47.5 percent, and adjusted EBITDA margin increased 0.3 percentage points to 49.3 percent. The increases in the EBITDA and adjusted EBITDA margins primarily reflect increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by a shift in revenue mix (in particular, an increase in the proportion of sales of rental equipment and new equipment).
For the nine months ended September 30, 2014, EBITDA increased $304, or 19.6 percent, and adjusted EBITDA increased $301, or 18.3 percent. The EBITDA and adjusted EBITDA increases primarily reflect increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the nine months ended September 30, 2014, EBITDA margin increased 2.2 percentage points to 45.1 percent, and adjusted EBITDA margin increased 1.7 percentage points to 47.1 percent. The increases in the EBITDA and adjusted EBITDA margins primarily reflect increased margins from equipment rentals and sales of rental equipment.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended September 30, 2014, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 15 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the nine months ended September 30, 2014, the aggregate general rentals' equipment rentals gross margin increased 1.9 percentage points to 41.1 percent as compared to the same period in 2013, primarily reflecting increased rental rates, a 0.4 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 9.0 percent, compensation costs increased 4.8 percent due primarily to increased headcount associated with higher rental volume, aggregate repair and maintenance and delivery costs increased 4.0 percent and depreciation increased 5.2 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended September 30, 2014, the general rentals' region with the lowest equipment rentals gross margin was the Pacific West. The Pacific West region's equipment rentals gross margin of 34.2 percent for the five year period ended September 30, 2014 was 13 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Pacific West region's equipment rentals gross margin was less than the other general rentals' regions during this period due to weaker end markets. For the nine months ended September 30, 2014, the Pacific West region's equipment rentals gross margin increased 4.4 percentage points to 41.4 percent as compared to the same period in 2013, primarily reflecting a 5.4 percent rental rate increase, a 1.4 percentage point increase in time utilization, and cost improvements. As compared to the equipment rentals revenue increase of 7.0 percent, compensation costs, deprecation, and aggregate repair and maintenance and delivery costs were flat. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended September 30, 2014, the general rentals' region with the highest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 43.9 percent for the five year period ended September 30, 2014 was 15 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was more than the other general rentals' regions during this period as the region benefited from strong demand for natural resources which have been more resistant to the economic pressures experienced in other regions. For the nine months ended September 30, 2014, the Western Canada region's equipment rentals gross margin decreased 2.5 percentage points to 42.8 percent as compared to the same period in 2013 primarily due to depreciation, compensation and delivery costs, which increased slightly as a percentage of revenue.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended September 30, 2014, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on cost cutting, improved processes and fleet sharing. Additionally, the margins for the five year period ended September 30, 2014 include the significant impact of the economic downturn in 2009 that impacted all our regions. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Three Months Ended September 30, 2014
Equipment rentals	$1,127	$188	$1,315
Sales of rental equipment	133	7	140
Sales of new equipment	31	11	42
Contractor supplies sales	19	4	23
Service and other revenues	21	3	24
Total revenue	$1,331	$213	$1,544
Three Months Ended September 30, 2013
Equipment rentals	$1,038	$100	$1,138
Sales of rental equipment	98	4	102
Sales of new equipment	27	2	29
Contractor supplies sales	21	2	23
Service and other revenues	18	1	19
Total revenue	$1,202	$109	$1,311
Nine Months Ended September 30, 2014
Equipment rentals	$3,079	$420	$3,499
Sales of rental equipment	371	17	388
Sales of new equipment	80	25	105
Contractor supplies sales	55	9	64
Service and other revenues	55	10	65
Total revenue	$3,640	$481	$4,121
Nine Months Ended September 30, 2013
Equipment rentals	$2,824	$239	$3,063
Sales of rental equipment	343	13	356
Sales of new equipment	69	5	74
Contractor supplies sales	60	6	66
Service and other revenues	54	4	58
Total revenue	$3,350	$267	$3,617

Equipment rentals. For the three months ended September 30, 2014, equipment rentals of $1,315 increased $177, or 15.6 percent, as compared to the same period in 2013, primarily reflecting a 9.5 percent increase in the volume of OEC on rent and a 4.7 percent rental rate increase, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2014, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for the three months ended September 30, 2014 reflect improvements in our operating environment and the execution of our strategy. Equipment rentals represented 85 percent of total revenues for the three months ended September 30, 2014. On a segment basis, equipment rentals represented 85 percent and 88 percent of total revenues for the three months ended September 30, 2014 for general rentals and trench safety, power and HVAC, and pump solutions, respectively. General rentals equipment rentals increased $89, or 8.6 percent, primarily reflecting a 6.0 percent increase in the volume of OEC on rent and increased rental rates, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC, and pump solutions equipment rentals increased $88, or 88.0 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC, and pump solutions average OEC for the three months ended September 30, 2014 increased 89 percent as compared to the same period in 2013, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC, and pump solutions segment has been a key component of our strategy in 2014 and 2013.

For the nine months ended September 30, 2014, equipment rentals of $3,499 increased $436, or 14.2 percent, as compared to the same period in 2013, primarily reflecting a 9.2 percent increase in the volume of OEC on rent and a 4.6 percent rental rate increase, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and changes in rental mix. In 2014, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for the nine months ended September 30, 2014 reflect improvements in our operating environment and the execution of our strategy. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2014. On a segment basis, equipment rentals represented 85 percent and 87 percent of total revenues for the nine months ended September 30, 2014 for general rentals and trench safety, power and HVAC, and pump solutions, respectively. General rentals equipment rentals increased $255, or 9.0 percent, primarily reflecting a 6.6 percent increase in the volume of OEC on rent and increased rental rates, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars, and an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC, and pump solutions equipment rentals increased $181, or 75.7 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC, and pump solutions average OEC for the nine months ended September 30, 2014 increased 69 percent as compared to the same period in 2013, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Sales of rental equipment. For the nine months ended September 30, 2014, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2014, sales of rental equipment increased 37.3 percent and 9.0 percent, respectively, as compared to the same periods in 2013, primarily reflecting increased volume and improved pricing.
Sales of new equipment. For the nine months ended September 30, 2014, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2014, sales of new equipment increased 44.8 percent and 41.9 percent, respectively, as compared to the same periods in 2013, primarily reflecting increased volume, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements, improved pricing and changes in mix.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2014, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and nine months ended September 30, 2014 didn't change significantly from the same periods in 2013.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2014, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2014, service and other revenues increased 26.3 percent and 12.1 percent, respectively, as compared to the same periods in 2013, primarily reflecting the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Three Months Ended September 30, 2014
Equipment Rentals Gross Profit	$496	$103	$599
Equipment Rentals Gross Margin	44.0%	54.8%	45.6%
Three Months Ended September 30, 2013
Equipment Rentals Gross Profit	$445	$52	$497
Equipment Rentals Gross Margin	42.9%	52.0%	43.7%
Nine Months Ended September 30, 2014
Equipment Rentals Gross Profit	$1,266	$215	$1,481
Equipment Rentals Gross Margin	41.1%	51.2%	42.3%
Nine Months Ended September 30, 2013
Equipment Rentals Gross Profit	$1,106	$114	$1,220
Equipment Rentals Gross Margin	39.2%	47.7%	39.8%

General rentals. For the three months ended September 30, 2014, equipment rentals gross profit increased by $51 and equipment rentals gross margin increased by 1.1 percentage points from 2013, primarily reflecting increased rental rates, a 0.7 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 8.6 percent, compensation costs increased 6.6 percent due primarily to increased headcount associated with higher rental volume, aggregate repair and maintenance and delivery costs increased 3.5 percent and depreciation increased 3.9 percent. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended September 30, 2014 and 2013, time utilization was 72.1 percent and 71.4 percent, respectively.

For the nine months ended September 30, 2014, equipment rentals gross profit increased by $160 and equipment rentals gross margin increased by 1.9 percentage points from 2013, primarily reflecting increased rental rates, a 0.4 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 9.0 percent, compensation costs increased 4.8 percent due primarily to increased headcount associated with higher rental volume, aggregate repair and maintenance and delivery costs increased 4.0 percent and depreciation increased 5.2 percent. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the nine months ended September 30, 2014 and 2013, time utilization was 68.8 percent and 68.4 percent, respectively.
Trench safety, power and HVAC, and pump solutions. For the three months ended September 30, 2014, equipment rentals gross profit increased by $51 and equipment rentals gross margin increased by 2.8 percentage points from 2013, primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates, and decreases in depreciation and compensation costs as a percentage of revenue. Equipment rentals revenue increased 88.0 percent, and average OEC increased 89 percent, as compared to the same period in 2013, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. As compared to the equipment rentals revenue increase of 88.0 percent, depreciation increased 69.2 percent and compensation costs increased 69.7 percent as compared to the same period in 2013.
For the nine months ended September 30, 2014, equipment rentals gross profit increased by $101 and equipment rentals gross margin increased by 3.5 percentage points from 2013, primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates, and decreases in depreciation and compensation costs as a percentage of revenue. Equipment rentals revenue increased 75.7 percent, and average OEC increased 69 percent, as compared to the same period in 2013, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. As compared to the equipment rentals revenue increase of 75.7 percent, depreciation increased 66.7 percent and compensation costs increased 54.0 percent as compared to the same period in 2013.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total gross margin	44.6%	43.0%	41.9%	39.3%
Equipment rentals	45.6%	43.7%	42.3%	39.8%
Sales of rental equipment	41.4%	39.2%	41.5%	34.8%
Sales of new equipment	21.4%	20.7%	20.0%	20.3%
Contractor supplies sales	30.4%	34.8%	31.3%	33.3%
Service and other revenues	62.5%	68.4%	64.6%	67.2%

For the three months ended September 30, 2014, total gross margin increased 1.6 percentage points as compared to the same period in 2013, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 1.9 percentage points, primarily reflecting a 4.7 percent rental rate increase, a 0.7 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 15.6 percent, compensation costs, aggregate repair and maintenance and delivery costs, and depreciation each increased between 8 and 11 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended September 30, 2014 and 2013, time utilization was 71.5 percent and 70.8 percent, respectively. Gross margin from sales of rental equipment increased 2.2 percentage points primarily due to improvements in pricing. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

For the nine months ended September 30, 2014, total gross margin increased 2.6 percentage points as compared to the same period in 2013, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 2.5 percentage points, primarily reflecting a 4.6 percent rental rate increase, a 0.5 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 14.2 percent, compensation costs, aggregate repair and maintenance and delivery costs, and depreciation each increased between 8 and 9 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the nine months ended September 30, 2014 and 2013, time utilization was 68.2 percent and 67.7 percent, respectively. Gross margin from sales of rental equipment increased 6.7 percentage points primarily due to improvements in pricing.
Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total SG&A expenses	$194	$167	$549	$479
SG&A as a percentage of revenue	12.6%	12.7%	13.3%	13.2%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2014, SG&A expense of $194 increased $27 as compared to 2013, primarily reflecting increased compensation costs associated with higher revenues, improved profitability and increased headcount. As a percentage of revenue, SG&A decreased 0.1 percentage points year over year.

For the nine months ended September 30, 2014, SG&A expense of $549 increased $70 as compared to 2013, primarily reflecting increased compensation costs associated with higher revenues, improved profitability and increased headcount. As a percentage of revenue, SG&A increased 0.1 percentage points year over year.
Merger related costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Merger related costs	$4	$—	$13	$8

In the second quarter of 2012, we completed the acquisition of RSC. As discussed in note 2 to the condensed consolidated financial statements, in April 2014, we completed the acquisition of National Pump. The acquisition-related costs primarily relate to financial and legal advisory fees, and branding costs associated with the RSC and National Pump acquisitions. The 2014 costs also include changes subsequent to the acquisition date to the fair value of the contingent cash consideration we expect to pay associated with the National Pump acquisition as discussed in note 7 to our condensed consolidated financial statements.
Restructuring charges for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restructuring charge	$(2)	$1	$(2)	$12
The restructuring charges for the three and nine months ended September 30, 2014 and 2013 primarily reflect severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. The income for the three and nine months ended September 30, 2014 primarily reflects buyouts or settlements of real estate leases for less than the recognized reserves. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
Non-rental depreciation and amortization for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Non-rental depreciation and amortization	$70	$59	$200	$185

Non-rental depreciation and amortization for the three and nine months ended September 30, 2014 increased $11, or 18.6 percent, and $15, or 8.1 percent, as compared to 2013, respectively. The increases for the three and nine months ended September 30, 2014 primarily reflect the amortization of the intangible assets associated with the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Interest expense, net for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense, net	$124	$121	$436	$357

Interest expense, net for the three and nine months ended September 30, 2014 increased $3, or 2.5 percent, and $79, or 22.1 percent, as compared to 2013, respectively. Interest expense, net for the three and nine months ended September 30, 2014 includes aggregate losses of $5 and $80, respectively, associated with redemptions of our 10 1/4 percent Senior Notes, 9 1/4 percent Senior Notes and 4 percent Convertible Notes (see note 8 to our condensed consolidated financial statements for additional detail).
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income before provision for income taxes	$303	$218	$539	$379
Provision for income taxes	111	75	193	132
Effective tax rate	36.6%	34.4%	35.8%	34.8%

The differences between the 2014 and 2013 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. The asset increases from December 31, 2013 to September 30, 2014 reflect the significant impact of the National Pump acquisition discussed in note 2 to the condensed consolidated financial statements. Deferred tax assets decreased by $167, or 64.2 percent, from December 31, 2013 to September 30, 2014 primarily due to the amount of net operating loss carryforwards ("NOLs") expected to be utilized in 2014 due to expected profitability in 2014. Accounts payable increased by $213, or 72.9 percent, from December 31, 2013 to September 30, 2014 primarily due to increased capital expenditures and a seasonal increase in business activity. Accrued expenses and other liabilities increased by $182, or 46.7 percent, from December 31, 2013 to September 30, 2014 primarily due to contingent cash consideration we expect to pay associated with the National Pump acquisition.
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
As discussed further in note 8 to the condensed consolidated financial statements, during the nine months ended September 30, 2014, we took the following actions that have improved our financial flexibility and liquidity:

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, URNA issued $850 principal amount of 5 3/4 percent Senior Notes.

•	In April 2014, we redeemed all of our 9 1/4 percent Senior Notes.

•	In September 2014, we amended our accounts receivable securitization facility primarily to extend the expiration date of the facility until September 2015.
As previously announced, in 2013, the Company’s Board of Directors authorized a $500 share repurchase program. The Company’s current intention is to complete such program by December 2014. As of October 13, 2014, we have repurchased $395 of Holdings' common stock under such program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2014, we had (i) $908 of borrowing capacity, net of $56 of letters of credit, available under the ABL facility, (ii) $0 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $168. Cash equivalents at September 30, 2014 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of September 30, 2014, $1.3 billion and $550 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at September 30, 2014 were 2.2 percent and 0.8 percent, respectively. During the nine months ended September 30, 2014, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $1.1 billion and $449, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the nine months ended September 30, 2014 were $1.3 billion and $550, respectively.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 13, 2014 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1.1 billion during the nine months ended September 30, 2014 and 2013. For the full year 2014, we expect net rental capital expenditures of approximately $1.2 billion, after gross purchases of approximately $1.7 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of September 30, 2014, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through September 30, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
URNA’s payment capacity is restricted under the covenants in the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2014, we (i) generated cash from operating activities of $1,466, (ii) generated cash from the sale of rental and non-rental equipment of $414 and (iii) received cash from debt proceeds, net of payments, of $829. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,568, (ii) purchase other companies for $752 and (iii) purchase shares of our common stock for $399. During the nine months ended September 30, 2013, we (i) generated cash from operating activities of $1,115, (ii) generated cash from the sale of rental and non-rental equipment of $371 and (iii) received cash from debt proceeds, net of payments, of $250. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,570, (ii) purchase shares of our common stock for $99 and (iii) pay $40 in connection with redemptions of our 4 percent Convertible Senior Notes and the related hedge.
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

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$1,466	$1,115
Purchases of rental equipment	(1,484)	(1,499)
Purchases of non-rental equipment	(84)	(71)
Proceeds from sales of rental equipment	388	356
Proceeds from sales of non-rental equipment	26	15
Free cash flow (usage)	$312	$(84)

Free cash flow for the nine months ended September 30, 2014 was $312, an increase of $396 as compared to free cash usage of $84 for the nine months ended September 30, 2013. Free cash flow increased primarily due to increased net cash provided by operating activities. Free cash flow for the nine months ended September 30, 2014 and 2013 includes the impact of the merger and restructuring costs discussed above. We expect free cash flow in the range of $475 to $525 in 2014 and intend to use this primarily to fund our share repurchase activity in 2014.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of September 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt and capital leases (1)	$9	$626	$1,365	$16	$758	$5,259	$8,033
Interest due on debt (2)	115	460	448	423	403	1,170	3,019
Operating leases (1):
Real estate	26	100	84	65	46	75	396
Non-rental equipment	12	32	29	27	20	27	147
Service agreements (3)	5	11	2	—	—	—	18
Purchase obligations (4)	137	76	—	—	—	—	213
Total (5)	$304	$1,305	$1,928	$531	$1,227	$6,531	$11,826

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. Our 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at September 30, 2014. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of September 30, 2014. As discussed above, our 4 percent Convertible Senior Notes mature in November 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at September 30, 2014. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of September 30, 2014, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2014 and 2015.

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
Interest Rate Risk. As of September 30, 2014, we had an aggregate of $1.9 billion of indebtedness that bears interest at variable rates, comprised of $1.3 billion of borrowings under the ABL facility and $550 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on September 30, 2014 were 2.2 percent for the ABL facility and 0.8 percent for the accounts receivable securitization facility. As of September 30, 2014, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $11 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2014, we had an aggregate of $6.2 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2014 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 3.0 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $110.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 2.6 million shares. Based on the price of our common stock during the third quarter of 2014, holders of the 4 percent Convertible Notes have the right to redeem the notes during the fourth quarter of 2014 at a conversion price of $11.11 per share of common stock. Since October 1, 2014 (the beginning of the fourth quarter), none of the 4 percent Convertible Senior Notes were redeemed.
If the total $34 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $338, assuming a conversion price of $111.10 (the closing price of our common stock on September 30, 2014) per share of common stock. The $34 principal amount would be settled in cash, and the remaining $304 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the September 30, 2014 closing stock price, approximately 3 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $304 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $3 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our September 30, 2014 closing stock price, we estimate that we would receive approximately $13 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $15.52.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2014 to July 31, 2014	341,937	(1)	$106.96	341,051	—
August 1, 2014 to August 31, 2014	528,907	(1)	$106.87	527,370	—
September 1, 2014 to September 30, 2014	511,331	(1)	$115.98	509,328	—
Total	1,382,175		$110.26	1,377,749	$110,842,518

(1)
In July 2014, August 2014 and September 2014, 886, 1,537 and 2,003 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)	Our Board approved a share repurchase program authorizing up to $500 million in repurchases of Holdings' common stock, which we intend to complete by December 2014.

Item 6.	Exhibits

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

10(a)*	Form of Indemnification Agreement for Executive Officers and Directors

10(b)
Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of September 18, 2014, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Form 8-K filed on September 18, 2014)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended September 30, 2014, filed on October 15, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	October 15, 2014	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 15, 2014	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller and Principal Accounting Officer