Form 10-K
period 2014-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2015-01-21
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2014 there were 96,133,712 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2014 was approximately $10.01 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $104.73.
As of January 19, 2015, there were 96,520,626 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 24, 2015, are incorporated by reference into Part III of this annual report.

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
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that RSC Holdings Inc., National Pump[1] or other companies that we have acquired or may acquire, in our specialty business or otherwise, could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

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

•
our significant indebtedness (which totaled $8.1 billion at December 31, 2014) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

1

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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2015.

Item 1.    Business
General
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 881 rental locations in the United States and Canada as well as centralized call centers and online capabilities. We offer approximately 3,300 classes of equipment for rent to construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and other customers. In 2014, we generated total revenue of $5.7 billion, including $4.8 billion of equipment rental revenue.
As of December 31, 2014, our fleet of rental equipment included approximately 430,000 units. The total original equipment cost of our fleet (“OEC”), based on the initial consideration paid, was $8.4 billion at December 31, 2014, compared with $7.7 billion at December 31, 2013. The fleet includes:

•
General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and materials handling equipment. In 2014, 2013 and 2012, respectively, general construction and industrial equipment accounted for approximately 43 percent, 44 percent and 45 percent of our equipment rental revenue;

•
Aerial work platforms, such as boom lifts and scissor lifts. In 2014, 2013 and 2012, respectively, aerial work platforms accounted for approximately 33 percent, 36 percent and 36 percent of our equipment rental revenue;

•
General tools and light equipment, such as pressure washers, water pumps and power tools. In 2014, 2013 and 2012, respectively, general tools and light equipment accounted for approximately 10 percent, 9 percent and 9 percent of our equipment rental revenue;

•
Power and HVAC (heating, ventilating and air conditioning) equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment. In 2014, 2013 and 2012, power and HVAC equipment accounted for approximately 6 percent of our equipment rental revenue;

•
Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work. In 2014, 2013 and 2012, respectively, trench safety equipment accounted for approximately 5 percent, 5 percent and 4 percent of our equipment rental revenue; and

•
Pumps primarily used by energy and petrochemical customers. In 2014, pumps accounted for approximately 3 percent of our equipment rental revenue. As discussed in note 3 to our consolidated financial statements, in April 2014, we acquired certain assets of the following four entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). There was no material equipment rental revenue associated with pumps prior to the April 2014 acquisition of National Pump.

In addition to renting equipment, we sell new and used equipment as well as related parts and service, and contractor supplies.
Acquisitions of RSC and National Pump
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings Inc. ("RSC"). The results of RSC's operations have been included in our consolidated financial statements since that date. RSC, which had total revenue of $1.5 billion for 2011, was one of the largest equipment rental providers in North America, and as of December 31, 2011 had a network of 440 rental locations in 43 U.S. states and three Canadian provinces.
In April 2014, we acquired National Pump. The results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. National Pump was the second largest specialty pump rental company in North America. National Pump was a leading supplier of pumps for energy and petrochemical customers, with upstream oil and gas customers representing about half of its revenue. National Pump had a total of 35 branches, including four branches in western Canada, and had annual revenues of approximately $210 million. For additional information concerning the National Pump acquisition, see note 3 to our consolidated financial statements.
Strategy
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2015, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

•	A consistently superior standard of service to customers, often provided through a single point of contact;

•
The further optimization of our customer mix and fleet mix, with a dual objective: to enhance our performance in serving our current customer base, and to focus on the accounts and customer types that are best suited to our strategy for profitable growth. We believe these efforts will lead to even better service of our target accounts, primarily large construction and industrial customers, as well as select local contractors. Our fleet team's analyses are aligned with these objectives to identify trends in equipment categories and define action plans that can generate improved returns;

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. As of December 31, 2014, we have trained over 2,100 employees, 100 percent of our district managers and 30 percent of our branch managers on the Lean kaizen process. In 2015, we will continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations; and

•
The continued expansion of our trench safety, power and HVAC, and pump solutions footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 16 specialty rental branches/tool hubs in 2015 and continue to invest in fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

We use the American Rental Association criteria for reporting rental rates, time utilization and OEC. For the full year 2014 we achieved:

•	A year-over-year increase of 4.5 percent in rental rates;

•
A year-over-year increase of 9.6 percent in the volume of OEC on rent, which reflects the impact of the National Pump acquisition, increased capital expenditures on rental fleet and improved asset productivity;

•	Strong time utilization on a significantly larger fleet. Time utilization was 68.8 percent and 68.2 percent for 2014 and 2013, respectively;

•	64 percent of equipment rental revenue derived from key accounts in 2014, as compared to 61 percent in 2013. Key accounts are each managed by a single point of contact to enhance customer service; and

•
An increase of 49 rental locations, including locations acquired in the National Pump acquisition, in our higher margin trench safety, power and HVAC, and pump solutions (also referred to as "specialty") segment in 2014, comprised of 41 locations in the United States and eight in Canada.

Industry Overview and Economic Outlook
United Rentals serves three principal end markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. In 2014, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:

•
Industrial and other non-construction rentals represented approximately 51 percent of our rental revenue, primarily reflecting rentals to manufacturers, energy companies, chemical companies, paper mills, railroads, shipbuilders, utilities, retailers and infrastructure entities;

•
Commercial construction rentals represented approximately 45 percent of our rental revenue, primarily reflecting rentals related to the construction and remodeling of facilities for office space, lodging, healthcare, entertainment and other commercial purposes; and

•	Residential rentals represented approximately four percent of our rental revenue, primarily reflecting rentals of equipment for the construction and renovation of homes.

We estimate that, in 2014, North American equipment rental industry revenue grew approximately 7 percent year-over-year. In 2014, we increased our full year rental revenue by approximately 12 percent year-over-year on a pro forma basis (that is, assuming United Rentals and National Pump were combined for the full years 2014 and 2013). We believe that our revenue performance reflects a combination of positive factors including improvements in our operating environment and the benefit of our strategy, particularly our increased focus on key customers.
In 2015, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to recover and drive demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 8 percent.
Competitive Advantages
We believe that we benefit from the following competitive advantages:
Large and Diverse Rental Fleet. Our large and diverse fleet allows us to serve large customers that require substantial quantities and/or wide varieties of equipment. We believe our ability to serve such customers should allow us to improve our performance and enhance our market leadership position.
We manage our rental fleet, which is the largest and most comprehensive in the industry, utilizing a life-cycle approach that focuses on satisfying customer demand and optimizing utilization levels. As part of this life-cycle approach, we closely monitor repair and maintenance expense and can anticipate, based on our extensive experience with a large and diverse fleet, the optimum time to dispose of an asset. Our fleet age, which is calculated on an OEC-weighted basis, was 43.0 months at December 31, 2014 compared with 45.2 months at December 31, 2013. At December 31, 2014, 93 percent of our fleet was current on its manufacturer's recommended maintenance.
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
National accounts, a subset of key accounts, are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple states. During the years ended December 31, 2014 and 2013, 43 percent and 42 percent, respectively, of equipment rental revenues were derived from national accounts. During the years ended December 31, 2014 and 2013, 64 percent and 61 percent, respectively, of our equipment rental revenues were derived from accounts, including national accounts and other key accounts, that are managed by a single point of contact.
Operating Efficiencies. We benefit from the following operating efficiencies:

•
Equipment Sharing Among Branches. We generally group our branches into districts of five to 10 locations that are in the same geographic area. Our districts are generally grouped into regions of four to seven districts. Each branch within a region can access equipment located elsewhere in the region. This fleet sharing increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Additionally, fleet sharing allows us to be more disciplined with our capital spend.

•
Customer Care Center. We have a Customer Care Center ("CCC") with locations in Tampa, Florida and Charlotte, North Carolina that handles all telephone calls to our customer service telephone line, 1-800-UR-RENTS. The CCC handles many of the 1-800-UR-RENTS telephone calls without having to route them to individual branches, and allows us to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.

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

Strong Brand Recognition. As the largest equipment rental company in the world, we have strong brand recognition, which helps us attract new customers and build customer loyalty.
Geographic and Customer Diversity. We have 881 rental locations in 49 U.S. states and 10 Canadian provinces and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:

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
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2014, our employees enhanced their skills through over 460,000 hours of training, including safety training, sales and leadership training, equipment-related training from our suppliers and online courses covering a variety of relevant subjects.
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
Segment Information
We have two reportable segments– i) general rentals and ii) trench safety, power and HVAC, and pump solutions. Segment financial information is presented in note 4 to our consolidated financial statements.
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
The trench safety, power and HVAC, and pump solutions segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC, and pump solutions segment is comprised of (i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and (iii) the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench safety, power and HVAC, and pump solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
Products and Services
Our principal products and services are described below.
Equipment Rental. We offer for rent approximately 3,300 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; pumps; and general tools and light equipment. The age of our fleet was 43.0 months at December 31, 2014, compared to 45.2 months at December 31, 2013.
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
We utilize many channels to sell used equipment: through our national and export sales forces, which can access many resale markets across our network; at auction; through brokers; and directly to manufacturers. We also sell used equipment through our website, which includes an online database of used equipment available for sale.
Sales of New Equipment. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie, JLG and Skyjack (aerial lifts); Multiquip, Wacker and Honda USA (compaction equipment, generators and pumps); Atlas Copco (compressors); Skytrak and JLG (rough terrain reach forklifts); Takeuchi (skid-steer loaders); Terex (telehandlers); and DeWalt (generators). The type of new equipment that we sell varies by location.
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
Customers
Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. In 2014, our largest customer accounted for approximately one percent of our revenues and our top 10 customers in the aggregate accounted for approximately five percent of our revenues.
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

E-Rentals. Our customers can rent or buy equipment online 24 hours a day, seven days a week, by accessing our equipment catalog and used equipment listing, which can be found at www.unitedrentals.com. Our customers can also use our UR Control® application to actively manage their rental process and access real-time reports on their business activity with us.
Advertising. We promote our business through local and national advertising in various media, including television, trade publications, yellow pages, the Internet, radio and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.
Total Control®. We utilize a proprietary software application, Total Control®, which provides our key customers with a single in-house software application that enables them to monitor and manage all their equipment needs. This software can be integrated into the customers' enterprise resource planning system. Total Control® is a unique customer offering that enables us to develop strong, long-term relationships with our larger customers.
Suppliers
Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure that the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, the terms being offered, product liability history, customer acceptance and financial strength. We estimate that our largest supplier accounted for approximately 24 percent of our 2014 purchases of equipment, measured on a dollar basis, and that our 10 largest suppliers in the aggregate accounted for approximately 68 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.
Information Technology Systems
In support of our rental business, we utilize information technology systems which facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. These systems are accessible to management, branch and call center personnel. Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of our strategy. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our IBM System i™ system located at our data center. Rental transactions can be entered at these workstations and processed on a real-time basis.
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
Our information technology systems and website are supported by our in-house group of information technology specialists working in conjunction with our strategic technology partners and service providers. Our in-house group trains our branch personnel; upgrades and customizes our systems; provides hardware and technology support; operates a support desk to assist branch and other personnel in the day-to-day use of the systems; extends the systems to newly acquired locations; and manages our website.
We have a fully functional back-up facility designed to enable business continuity for our core rental and financial systems in the event that our main computer facility becomes inoperative. This back-up facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.
Competition
The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 12 percent market share based on 2014 equipment rental revenues from construction and industrial equipment as measured by the American Rental Association. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure.
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
Employees
We have approximately 12,500 employees. Of these, approximately 3,900 are salaried personnel and approximately 8,600 are hourly personnel. Collective bargaining agreements relating to approximately 73 separate locations cover approximately 800 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
Available Information
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is www.unitedrentals.com. The information contained on our website is not incorporated by reference in this document.

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
Our rental equipment is used significantly in private non-residential construction, which is cyclical in nature. Trench safety, power and HVAC, and pump solutions equipment is principally used in connection with construction and industrial activities. Our industry experienced a decline in construction and industrial activity as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010, although in 2014 we saw improvements in the pace of the recovery that began late in the first quarter of 2010. The weakness in our end markets led to a decrease in the demand for our equipment and in the rates we realized. Such decreases adversely affect our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. While many areas of the global economy are improving, a slowdown in the economic recovery or worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
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
At December 31, 2014, our total indebtedness was $8.1 billion. Our substantial indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:

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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2014, we had $1.9 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 23 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
We depend on cash on hand and cash flows from operations to make scheduled debt payments. To a significant extent, our ability to do so is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to generate sufficient cash flow from operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are unable to service our indebtedness and fund our operations, we will have to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	limiting our growth;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.

Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.
We may not be able to refinance our indebtedness on favorable terms, if at all. Our inability to refinance our indebtedness could materially and adversely affect our liquidity and our ongoing results of operations.
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
Despite our indebtedness level, we may be able to incur substantially more indebtedness in the future. We are not fully restricted under the terms of the indentures or agreements governing our current indebtedness from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions, any of which could diminish our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our current level of indebtedness. If new debt is added to our or any of our existing and future subsidiaries' current debt, the related risks that we now face could intensify.
If we are unable to satisfy the financial and other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
Under the agreement governing our senior secured asset-based revolving credit facility (“ABL facility”), we are required, among other things, to satisfy certain financial tests relating to: (i) the fixed charge coverage ratio and (ii) the ratio of senior secured debt to adjusted EBITDA (as such ratios are described in the agreement governing our ABL facility). As discussed in note 12 to our consolidated financial statements, in October 2011, we amended the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the ABL facility and $150 million. Since the October 2011 amendment of the ABL facility and through December 31, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding (as such ratios and tests are described in the agreement governing our accounts receivable securitization facility). If we are unable to satisfy these or any other of the relevant covenants, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
In addition to financial covenants, various other covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose significant operating and financial restrictions on us and our restricted subsidiaries. Such covenants include, among other things, limitations on: (1) liens; (2) sale-leaseback transactions; (3) indebtedness; (4) mergers, consolidations and acquisitions; (5) sales, transfers and other dispositions of assets; (6) loans and other investments; (7) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (8) dividends, other payments and other matters affecting subsidiaries; (9) transactions with affiliates; and (10) issuances of preferred stock of certain subsidiaries. Future debt agreements we enter into may include similar provisions.
              These restrictions may also make more difficult or discourage a takeover of us, whether favored or opposed by our management and/or our Board of Directors.
              Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing, or to reduce expenditures. We cannot guarantee that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.
              A breach of any of the covenants or restrictions contained in these agreements could result in an event of default. Such a default could allow our debt holders to accelerate repayment of the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies, and/or to declare all borrowings outstanding under these agreements to be due and payable. If our debt is accelerated, our assets may not be sufficient to repay such debt.
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
We have historically achieved a significant portion of our growth through acquisitions. We will continue to consider potential acquisitions on a selective basis, including potential growth opportunities for our trench safety, power and HVAC, and pump solutions specialty business. From time-to-time we have also approached, or have been approached, to explore consolidation opportunities with other public companies or large privately-held companies. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future, with respect to our specialty business or otherwise, or that we will be able to consummate any such transactions on terms and conditions acceptable to us.
In addition, it is possible that we will not realize the expected benefits from any completed acquisition, or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including:

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
Our failure to address these risks or other problems encountered in connection with any past or future acquisition could cause us to fail to realize the anticipated benefits of the acquisitions, cause us to incur unanticipated liabilities and harm our business generally. In addition, if we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially and adversely affect our business, results of operations, financial condition, cash flows, our ability to introduce new services and products and the market price of our stock.
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

•	currency risks and other risks associated with international operations.
Our common stock price has fluctuated significantly and may continue to do so in the future.
Our common stock price has fluctuated significantly and may continue to do so in the future for a number of reasons, including:

•	announcements of developments related to our business;

•	market perceptions of any proposed merger or acquisition and the likelihood of our involvement in other merger and acquisition activity;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations;

•	departure of key personnel;

•	purchases or sales of large blocks of our stock by institutional investors or transactions by insiders;

•	fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers;

•	investor perceptions of the equipment rental industry in general and our Company in particular;

•	fluctuations in the prices of oil and natural gas;

•	expectations regarding our share repurchase program; and

•	the operating and stock performance of comparable companies or related industries.
In addition, prices in the stock market have been volatile over the past few years. In certain cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our operating performance.
We cannot guarantee that we will repurchase our common stock pursuant to our recently announced share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In December 2014, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $750 million, excluding fees, commissions and other ancillary expenses. Currently, we intend to complete the share repurchase program within 18 months from the date of such authorization.
Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
If we are unable to collect on contracts with customers, our operating results would be adversely affected.
One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with recent high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally would be expected to increase if there was a slowdown in the economic recovery or worsening of economic conditions.
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
At December 31, 2014, we had $3.3 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results.
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
We establish and semi-annually evaluate our loss reserves to address casualty claims, or portions thereof, not covered by our insurance policies. To the extent that we are subject to a higher frequency of claims, are subject to more serious claims or insurance coverage is not available, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. For instance, during the fourth quarter of 2010, we recognized a charge of $24 million related to our provision for self-insurance reserves. The charge in particular reflected adverse experience in our portfolio of automobile and general liability claims, as well as workers' compensation claims. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.
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

Turnover of members of our management and our ability to attract and retain key personnel may adversely affect our ability to efficiently manage our business and execute our strategy.
Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world for top management talent is generally significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain our senior management staff will be successful. Moreover, given the volatility in our stock price, it may be more difficult and expensive to recruit and retain employees, particularly senior management, through grants of stock or stock options. This, in turn, could place greater pressure on the Company to increase the cash component of its compensation packages, which may adversely affect our operating results. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.
Our operational and cost reduction strategies may not generate the improvements and efficiencies we expect.
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2015 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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

Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.
Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions. In addition, the security measures we employ to protect our systems may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, phishing attacks, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain. We may not anticipate or combat all types of attacks until after they have already been launched. If any of these breaches of security occur or are anticipated, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could violate applicable privacy, data security and other laws and give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business.
We are subject to numerous environmental and safety regulations. If we are required to incur compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected.
Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, stormwater, solid and hazardous waste and materials, and air quality. Under these laws, we may be liable for, among other things, (i) the costs of investigating and remediating any contamination at our sites as well as sites to which we send hazardous waste for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. While our operations generally do not raise significant environmental risks, we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations.
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
Our 760 branch locations in the United States are located in 49 states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 800 employees who are represented by unions and covered by collective bargaining agreements and approximately 11,700 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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
We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, our business could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch. Although we have used, and may continue to use, futures contracts to hedge against fluctuations in fuel prices, a significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
Trends in oil and natural gas prices could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products.
Demand for our services and products is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies, regional exploration and production providers, and related service providers. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.
Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

•	the level of supply and demand for oil and natural gas;

•	governmental regulations, including the policies of governments regarding the exploration for, and production and development of, oil and natural gas reserves;

•	weather conditions and natural disasters;

•	worldwide political, military and economic conditions;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering oil and natural gas; and

•	potential acceleration of the development of alternative fuels.
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
We have operations outside the United States. As a result, we may incur losses from the impact of foreign currency fluctuations and have higher costs than we otherwise would have due to the need to comply with foreign laws.
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
As of January 1, 2015, we operated 881 rental locations. 760 of these locations are in the United States and 121 are in Canada. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench safety, power and HVAC, and pump solutions (TPHP) segments.

United States
●	Alabama (GR 20, TPHP 5)	●	Maine (GR 2)	●	Ohio (GR 15, TPHP 4)
●	Alaska (GR 2)	●	Maryland (GR 9, TPHP 4)	●	Oklahoma (GR 21, TPHP 4)
●	Arizona (GR 15, TPHP 2)	●	Massachusetts (GR 6, TPHP 2)	●	Oregon (GR 10, TPHP 1)
●	Arkansas (GR 11, TPHP 1)	●	Michigan (GR 4, TPHP 1)	●	Pennsylvania (GR 15, TPHP 4)
●	California (GR 61, TPHP 15)	●	Minnesota (GR 8, TPHP 1)	●	Rhode Island (GR 1)
●	Colorado (GR 12, TPHP 4)	●	Mississippi (GR 11)	●	South Carolina (GR 12, TPHP 3)
●	Connecticut (GR 6, TPHP 2)	●	Missouri (GR 12, TPHP 3)	●	South Dakota (GR 2)
●	Delaware (GR 2, TPHP 1)	●	Montana (GR 1)	●	Tennessee (GR 17, TPHP 3)
●	Florida (GR 23, TPHP 11)	●	Nebraska (GR 4, TPHP 1)	●	Texas (GR 93, TPHP 25)
●	Georgia (GR 22, TPHP 2)	●	Nevada (GR 4, TPHP 3)	●	Utah (GR 2, TPHP 2)
●	Idaho (GR 2)	●	New Hampshire (GR 1, TPHP 1)	●	Vermont (GR 1)
●	Illinois (GR 14, TPHP 3)	●	New Jersey (GR 8, TPHP 4)	●	Virginia (GR 17, TPHP 4)
●	Indiana (GR 11, TPHP 1)	●	New Mexico (GR 9)	●	Washington (GR 18, TPHP 5)
●	Iowa (GR 12, TPHP 1)	●	New York (GR 13)	●	West Virginia (GR 5)
●	Kansas (GR 12)	●	North Carolina (GR 20, TPHP 5)	●	Wisconsin (GR 9, TPHP 1)
●	Kentucky (GR 8)	●	North Dakota (GR 6, TPHP 3)	●	Wyoming (GR 5)
●	Louisiana (GR 25, TPHP 9)

Canada
●	Alberta (GR 23, TPHP 9)
●	British Columbia (GR 18, TPHP 3)
●	Manitoba (GR 4)
●	New Brunswick (GR 6, TPHP 1)
●	Newfoundland (GR 6)
●	Nova Scotia (GR 4)
●	Ontario (GR 24, TPHP 4)
●	Prince Edward Island (GR 1)
●	Quebec (GR 8, TPHP 1)
●	Saskatchewan (GR 7, TPHP 2)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 108 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 7,700 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 56 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2024. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2016, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2018. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 31,000 square feet under a lease that expires in 2020 and in Charlotte, North Carolina, where we occupy approximately 55,000 square feet under a lease that expires in 2015.

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

	High	Low
2014:
First Quarter	$96.51	$74.32
Second Quarter	108.46	85.01
Third Quarter	119.83	103.60
Fourth Quarter	119.35	88.34
2013:
First Quarter	$56.87	$46.67
Second Quarter	59.74	44.85
Third Quarter	59.84	49.51
Fourth Quarter	78.37	55.05

As of January 1, 2015, there were 87 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
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
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2014 to October 31, 2014	389,157	(1)	$105.63	388,914	—
November 1, 2014 to November 30, 2014	289,435	(1)	$110.64	288,945	—
December 1, 2014 to December 31, 2014	1,348,631	(1)	$104.42	1,343,954	—
Total	2,027,223		$105.54	2,021,813	$647,520,905

(1)
In October 2014, November 2014 and December 2014, 243, 490 and 4,677 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On October 15, 2013, our Board approved a share repurchase program authorizing up to $500 million in repurchases of Holdings' common stock, which we intended to complete within 18 months after the October 2013 announcement, and which was completed in December 2014. On December 1, 2014, our Board authorized a new $750 million share repurchase program, which we intend to complete within 18 months after the December 2014 announcement.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2010 to 2014. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. In December 2006, we entered into a definitive agreement to sell our traffic control business and, as a result, the operations of our traffic control business are reflected as a discontinued operation for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Income statement data:
Total revenues	$5,685	$4,955	$4,117	$2,611	$2,237
Total cost of revenues	3,253	2,968	2,530	1,713	1,579
Gross profit	2,432	1,987	1,587	898	658
Selling, general and administrative expenses	758	642	588	407	367
Merger related costs	11	9	111	19	—
Restructuring charge	(1)	12	99	19	34
Non-rental depreciation and amortization	273	246	198	57	60
Operating income	1,391	1,078	591	396	197
Interest expense, net	555	475	512	228	255
Interest expense-subordinated convertible debentures	—	3	4	7	8
Other income, net	(14)	(5)	(13)	(3)	(3)
Income (loss) from continuing operations before provision (benefit) for income taxes	850	605	88	164	(63)
Provision (benefit) for income taxes	310	218	13	63	(41)
Income (loss) from continuing operations	540	387	75	101	(22)
Loss from discontinued operation, net of taxes	—	—	—	—	(4)
Net income (loss)	540	387	75	101	(26)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$5.54	$4.14	$0.91	$1.62	$(0.38)
Loss from discontinued operation	—	—	—	—	(0.06)
Net income (loss)	$5.54	$4.14	$0.91	$1.62	$(0.44)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$5.15	$3.64	$0.79	$1.38	$(0.38)
Loss from discontinued operation	—	—	—	—	(0.06)
Net income (loss)	$5.15	$3.64	$0.79	$1.38	$(0.44)

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance sheet data:
Total assets	$12,467	$11,231	$11,026	$4,143	$3,693
Total debt	8,052	7,173	7,309	2,987	2,805
Subordinated convertible debentures	—	—	55	55	124
Stockholders’ equity (deficit)	1,796	1,828	1,543	64	(20)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 881 rental locations in the United States and Canada as well as centralized call centers and online capabilities. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain compelling competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”), based on the initial consideration paid, of $8.4 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and other customers. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2014, equipment rental revenues represented 85 percent of our total revenues.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2015, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

•	A consistently superior standard of service to customers, often provided through a single point of contact;

•
The further optimization of our customer mix and fleet mix, with a dual objective: to enhance our performance in serving our current customer base, and to focus on the accounts and customer types that are best suited to our strategy for profitable growth. We believe these efforts will lead to even better service of our target accounts, primarily large construction and industrial customers, as well as select local contractors. Our fleet team's analyses are aligned with these objectives to identify trends in equipment categories and define action plans that can generate improved returns;

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. As of December 31, 2014, we have trained over 2,100 employees, 100 percent of our district managers and 30 percent of our branch managers on the Lean kaizen process. In 2015, we will continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations; and

•
The continued expansion of our trench safety, power and HVAC, and pump solutions footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 16 specialty rental branches/tool hubs in 2015 and continue to invest in fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

In 2015, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to recover and drive demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 8 percent.
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
In April 2014, we acquired certain assets of the following four entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). The results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. National Pump was the second largest specialty pump rental company in North America. National Pump was a leading supplier of pumps for energy and petrochemical customers, with upstream oil and gas customers representing about half of its revenue. National Pump had a total of 35 branches, including four branches in western Canada, and had annual revenues of approximately $210. For additional information concerning the National Pump acquisition, see note 3 to our consolidated financial statements.
We use the American Rental Association criteria for reporting rental rates, time utilization and OEC. For the full year 2014 we achieved:

•	A year-over-year increase of 4.5 percent in rental rates;

•
A year-over-year increase of 9.6 percent in the volume of OEC on rent, which reflects the impact of the National Pump acquisition, increased capital expenditures on rental fleet and improved asset productivity;

•	Strong time utilization on a significantly larger fleet. Time utilization was 68.8 percent and 68.2 percent for 2014 and 2013, respectively;

•	64 percent of equipment rental revenue derived from key accounts in 2014, as compared to 61 percent in 2013. Key accounts are each managed by a single point of contact to enhance customer service; and

•
An increase of 49 rental locations, including locations acquired in the National Pump acquisition, in our higher margin trench safety, power and HVAC, and pump solutions (also referred to as "specialty") segment in 2014, comprised of 41 locations in the United States and eight in Canada.

Financial Overview
Over the last several years, we took a number of positive actions related to our capital structure, and have significantly improved our financial flexibility and liquidity. These actions, which are discussed in note 12 to our consolidated financial statements, include:

•
In March 2012, in connection with the RSC acquisition, we issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes due 2018, $750 aggregate principal amount of 7 3/8 percent Senior Notes due 2020 and $1.3 billion aggregate principal amount of 7 5/8 percent Senior Notes due 2022.

•	In March 2012, we increased the size of the ABL facility from $1.8 billion to $1.9 billion, and we increased it again in December 2013 to $2.3 billion.

•	In October 2012, we issued $400 aggregate principal amount of 6 1/8 percent Senior Notes due 2023.

•	In October 2012, we redeemed all of our 10 7/8 percent Senior Notes.

•	In December 2012, all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted.

•	In February 2013, we amended our accounts receivable securitization facility primarily to increase the facility size from $475 to $550.

•	In September 2013, we renewed our accounts receivable securitization facility. We renewed the facility again in September 2014.

•	In 2013, we retired all of our outstanding subordinated convertible debentures.

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, we issued $525 aggregate principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, we issued $850 aggregate principal amount of 5 3/4 percent Senior Notes.

•	In April 2014, we redeemed all of our 9 1/4 percent Senior Notes.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of December 31, 2014, we had available liquidity of $1.11 billion, including cash of $158.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
Net income	$540	$387	$75
Diluted earnings per share	$5.15	$3.64	$0.79

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2014 include the impacts of the following special items (amounts presented on an after-tax basis):

	Year Ended December 31,
	2014		2013		2012
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(7)	$(0.06)	$(5)	$(0.05)	$(68)	$(0.72)
Merger related intangible asset amortization (2)	(115)	(1.10)	(100)	(0.94)	(70)	(0.74)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	3	0.03	4	0.04	3	0.03
Impact of the fair value mark-up of acquired RSC fleet (4)	(22)	(0.21)	(27)	(0.25)	(22)	(0.24)
Pre-close RSC merger related interest expense (5)	—	—	—	—	(18)	(0.19)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (6)	3	0.03	4	0.04	3	0.03
Restructuring charge (7)	1	0.01	(7)	(0.07)	(61)	(0.64)
Asset impairment charge (8)	—	—	(2)	(0.02)	(9)	(0.10)
Loss on extinguishment of debt securities, including subordinated convertible debentures	(48)	(0.46)	(2)	(0.02)	(44)	(0.45)
Gain on sale of software subsidiary (9)	—	—	—	—	5	0.05

(1)	This reflects transaction costs associated with the RSC and National Pump acquisitions discussed in note 3 to our consolidated financial statements.

(2)	This reflects the amortization of the intangible assets acquired in the RSC and National Pump acquisitions.

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

(5)
As discussed in note 12 to our consolidated financial statements, in March 2012, we issued $2.8 billion of debt in connection with the RSC acquisition. The pre-close RSC merger related interest expense reflects the interest expense recorded on this debt prior to the acquisition date.

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
In addition to the matters discussed above, our 2014 performance reflects increased gross profit from equipment rentals and sales of rental equipment. As discussed below (see “Results of Operations- Income taxes”), our results for 2012 reflect a tax provision of $13, which equates to an effective tax rate of 14.8 percent.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net, the impact of the fair value mark-up of the acquired RSC fleet, and the gain on sale of software subsidiary. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012
Net income	$540	$387	$75
Provision for income taxes	310	218	13
Interest expense, net	555	475	512
Interest expense—subordinated convertible debentures	—	3	4
Depreciation of rental equipment	921	852	699
Non-rental depreciation and amortization	273	246	198
EBITDA	2,599	2,181	1,501
Merger related costs (1)	11	9	111
Restructuring charge (2)	(1)	12	99
Stock compensation expense, net (3)	74	46	32
Impact of the fair value mark-up of acquired RSC fleet (4)	35	44	37
Gain on sale of software subsidiary (5)	—	1	(8)
Adjusted EBITDA	$2,718	$2,293	$1,772

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$1,801	$1,551	$721
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(17)	(21)	(23)
Gain on sales of rental equipment	229	176	125
Gain on sales of non-rental equipment	11	6	2
Gain on sale of software subsidiary (5)	—	(1)	8
Merger related costs (1)	(11)	(9)	(111)
Restructuring charge (2)	1	(12)	(99)
Stock compensation expense, net (3)	(74)	(46)	(32)
Loss on extinguishment of debt securities	(80)	(1)	(72)
Loss on retirement of subordinated convertible debentures	—	(2)	—
Changes in assets and liabilities	182	31	571
Cash paid for interest, including subordinated convertible debentures	457	461	371
Cash paid for income taxes, net	100	48	40
EBITDA	2,599	2,181	1,501
Add back:
Merger related costs (1)	11	9	111
Restructuring charge (2)	(1)	12	99
Stock compensation expense, net (3)	74	46	32
Impact of the fair value mark-up of acquired RSC fleet (4)	35	44	37
Gain on sale of software subsidiary (5)	—	1	(8)
Adjusted EBITDA	$2,718	$2,293	$1,772
_________________

(1)	This reflects transaction costs associated with the RSC and National Pump acquisitions discussed in note 3 to our consolidated financial statements.

(2)	As discussed below (see “Restructuring charge”), this reflects severance costs and branch closure charges associated with the RSC acquisition and our closed restructuring program.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.
For the year ended December 31, 2014, EBITDA increased $418, or 19.2 percent, and adjusted EBITDA increased $425, or 18.5 percent. The EBITDA and adjusted EBITDA increases include the impact of the National Pump acquisition discussed above. The EBITDA and adjusted EBITDA increases primarily reflect increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the year ended December 31, 2014, EBITDA margin increased 1.7 percentage points to 45.7 percent, and adjusted EBITDA margin increased 1.5 percentage points to 47.8 percent. The increases in the EBITDA and adjusted EBITDA margins primarily reflect increased margins from equipment rentals and sales of rental equipment.
For the year ended December 31, 2013, EBITDA increased $680, or 45.3 percent, and adjusted EBITDA increased $521, or 29.4 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, and reduced merger related costs and restructuring charges, partially offset by increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. The EBITDA and adjusted EBITDA increases include the impact of the RSC acquisition. For the year ended December 31, 2013, EBITDA margin increased 7.5 percentage points to 44.0 percent, and adjusted EBITDA margin increased 3.3 percentage points to 46.3 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals, improved selling, general and administrative leverage, and reduced merger related costs and restructuring charges. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, and improved selling, general and administrative leverage. EBITDA and adjusted EBITDA for 2013 and 2012 also include the impact of $236 and $104, respectively, of cost savings from operating efficiencies and synergies achieved subsequent to the RSC acquisition.
Revenues. Revenues for each of the three years in the period ended December 31, 2014 were as follows:

	Year Ended December 31,			Percent Change
	2014	2013	2012	2014	2013
Equipment rentals	$4,819	$4,196	$3,455	14.8	21.4
Sales of rental equipment	544	490	399	11.0	22.8
Sales of new equipment	149	104	93	43.3	11.8
Contractor supplies sales	85	87	87	(2.3)	—
Service and other revenues	88	78	83	12.8	(6.0)
Total revenues	$5,685	$4,955	$4,117	14.7	20.4

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; and for fuel. Collectively, these "ancillary fees" represented about 11 percent of equipment rental revenue in 2014. Delivery and pick-up revenue, which represented about seven percent of equipment rental revenue in 2014, is recognized when the service is performed. Customers have the option of purchasing a damage waiver when they rent our equipment to protect against potential loss or damage; we refer to the fee we charge for the waiver as Rental Protection Plan (or "RPP") revenue. RPP revenue, which represented about two percent of equipment rental revenue in 2014, is recognized ratably over the contract term. Fees related to the consumption of fuel by our customers are recognized when the equipment is returned by the customer (and consumption, if any, can be measured). Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales).
2014 total revenues of $5.7 billion increased 14.7 percent compared with total revenues of $5.0 billion in 2013. As discussed above, in April 2014, we acquired National Pump, and the results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. The revenue increase reflects a 14.8 percent increase in equipment rentals, which was primarily due to a 9.6 percent increase in the volume of OEC on rent, a 4.5 percent rental rate increase and changes in rental mix, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2014, the favorable impact of changes in the mix of equipment rented, including the impact of the acquisition of National Pump, was partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2014 reflect improvements in our operating environment and the execution of our strategy. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Additionally, sales of rental equipment increased 11.0 percent, primarily reflecting increased volume and improved pricing.
2013 total revenues of $5.0 billion increased 20.4 percent compared with total revenues of $4.1 billion in 2012. The increase reflects a 21.4 percent increase in equipment rentals, which was primarily due to a 22.1 percent increase in the volume of OEC on rent, and a 4.2 percent rental rate increase on a pro forma basis (that is, assuming United Rentals and RSC were combined for full year 2012), partially offset by changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2013, we increased the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2013 reflected, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. In addition to the impact of the RSC acquisition, the 22.1 percent increase in the volume of OEC on rent reflects increased capital expenditures on rental fleet and improved asset productivity. Additionally, sales of rental equipment increased 22.8 percent, primarily reflecting increased volume, including the impact of the RSC acquisition, improved pricing and changes in mix.
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
Revenue Recognition. We recognize revenues from renting equipment on a straight-line basis. Our rental contract periods are hourly, daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. In any given accounting period, we will have customers return equipment and be contractually required to pay us more than the cumulative amount of revenue recognized to date. For instance, continuing the above example, if the above customer rented a piece of equipment on December 29 and returned it at the close of business on January 1, we would recognize incremental revenue on January 1 of $171.44 (in actual dollars, representing the difference between the amount the customer is contractually required to pay and the cumulative amount recognized to date on a straight-line basis). We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $36 and $30 as of December 31, 2014 and 2013, respectively. Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; and for fuel. Delivery and pick-up revenue is recognized when the service is performed. Customers have the option of purchasing a damage waiver when they rent our equipment to protect against potential loss or damage; we refer to the fee we charge for the waiver as Rental Protection Plan (or "RPP") revenue. RPP revenue is recognized ratably over the contract term. Fees related to the consumption of fuel by our customers are recognized when the equipment is returned by the customer (and consumption, if any, can be measured).
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
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $39, $44 and $24 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $97 or $124, respectively. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $10. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $16 or $24, respectively.
Purchase Price Allocation. We have made a number of acquisitions in the past (including the RSC and National Pump acquisitions discussed in note 3 to our consolidated financial statements) and may continue to make acquisitions in the future. We allocate the cost of the acquired entity to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2014, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 63 percent. All of the assets in the Pump Solutions reporting unit were acquired in the April 2014 National Pump acquisition discussed above. The estimated fair value of our Pump Solutions reporting unit exceeded its carrying amount by 13 percent. As all of the assets in the Pump Solutions reporting unit were recorded at fair value as of the April 2014 acquisition date, we expected the percentage by which the Pump Solutions reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units. In connection with this impairment testing, we generally utilized a discount rate of 9.0 percent and a long-term terminal growth rate of 3.0 percent beyond our planning period.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. During the years ended December 31, 2014, 2013 and 2012, we recognized asset impairment charges of $1, $4 and $15, respectively, in our general rentals segment. The impairment charges primarily represent write-offs of leasehold improvements and other fixed assets which were recognized in connection with the restructuring activity discussed below, and are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income. As of December 31, 2014 and 2013, there were no held-for-sale assets in our consolidated balance sheets.
In addition to the impairment reviews we conduct in connection with branch consolidations and other changes in the business, each quarter we conduct an impairment review of rental assets. As part of this impairment review, we estimate the future rental revenues from our rental assets based on current and expected utilization levels, the age of the assets and their remaining useful lives. Additionally, we estimate when the assets are expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed quarterly review, there was no impairment associated with our rental assets.
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
Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” These claims include (i) workers' compensation claims and (ii) claims by third parties for injury or property damage involving our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. As discussed below, during the fourth quarters of 2013 and 2012, we recognized benefits of $3 and $6, respectively, related to our provision for self-insurance reserves.
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

Results of Operations
As discussed in note 4 to our consolidated financial statements, our two reportable segments are i) general rentals and ii) trench safety, power and HVAC, and pump solutions. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC, and pump solutions segment is comprised of: (i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and (iii) the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench safety, power and HVAC, and pump solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.

As discussed in note 4 to our consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended December 31, 2014, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 14 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the year ended December 31, 2014, the aggregate general rentals' equipment rentals gross margin increased 2.2 percentage points to 42.4 percent, primarily reflecting increased rental rates, a 0.7 percentage point increase in time utilization on a significantly larger fleet, and decreased compensation and depreciation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 9.1 percent, compensation costs increased 5.0 percent due primarily to increased headcount associated with higher rental volume, and depreciation of rental equipment increased 4.3 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended December 31, 2014, the general rentals' region with the lowest equipment rentals gross margin was the Pacific West. The Pacific West region's equipment rentals gross margin of 35.2 percent for the five year period ended December 31, 2014 was 12 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Pacific West region's equipment rentals gross margin was less than the other general rentals' regions during this period due to weaker end markets. For the year ended December 31, 2014, the Pacific West region's equipment rentals gross margin increased 3.9 percentage points to 41.3 percent, primarily reflecting a 4.8 percent rental rate increase and a 1.1 percentage point increase in time utilization, and cost improvements. As compared to the equipment rentals revenue increase of 5.5 percent, compensation costs, depreciation, and aggregate repair and maintenance and delivery costs were flat. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended December 31, 2014, the general rentals' region with the highest equipment rentals gross margin was the South. The South region's equipment rentals gross margin of 44.5 percent for the five year period ended December 31, 2014 was 14 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The South region's equipment rentals gross margin was more than the other general rentals' regions during this period due to strong end markets that have recovered faster than other parts of the country. For the year ended December 31, 2014, the South region's equipment rentals gross margin increased 3.0 percentage points to 48.0 percent primarily reflecting a 5.1 percent rental rate increase due to strong end markets.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended December 31, 2014, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on fleet sharing. Additionally, the margins for the five year period ended December 31, 2014 include the significant impact of the economic downturn that commenced in the latter part of 2008 and continued through 2010. We began to see recovery late in the first quarter of 2010, but the economic impact of the downturn and the pace of recovery impacted all of our regions differently. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
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
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Year Ended December 31, 2014
Equipment rentals	$4,222	$597	$4,819
Sales of rental equipment	519	25	544
Sales of new equipment	113	36	149
Contractor supplies sales	73	12	85
Service and other revenues	75	13	88
Total revenue	$5,002	$683	$5,685
Year Ended December 31, 2013
Equipment rentals	$3,869	$327	$4,196
Sales of rental equipment	474	16	490
Sales of new equipment	97	7	104
Contractor supplies sales	79	8	87
Service and other revenues	72	6	78
Total revenue	$4,591	$364	$4,955
Year ended December 31, 2012
Equipment rentals	$3,188	$267	$3,455
Sales of rental equipment	387	12	399
Sales of new equipment	86	7	93
Contractor supplies sales	80	7	87
Service and other revenues	79	4	83
Total revenue	$3,820	$297	$4,117

Equipment rentals. 2014 equipment rentals of $4.8 billion increased $0.6 billion, or 14.8 percent, as compared to 2013. As discussed above, in April 2014, we acquired National Pump, and the results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. The equipment rentals increase was primarily due to a 9.6 percent increase in the volume of OEC on rent, a 4.5 percent rental rate increase and changes in rental mix, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2014, the favorable impact of changes in the mix of equipment rented, including the impact of the acquisition of National Pump, was partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2014 reflect improvements in our operating environment and the execution of our strategy. Equipment rentals represented 85 percent of total revenues in 2014. On a segment basis, equipment rentals represented 84 percent and 87 percent of total revenues for general rentals and trench safety, power and HVAC, and pump solutions, respectively. General rentals equipment rentals increased $0.4 billion, or 9.1 percent, primarily reflecting a 6.7 percent increase in the volume of OEC on rent, increased rental rates and changes in rental mix, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars. In 2014, the favorable impact of changes in the mix of general rentals equipment rented was partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts. Trench safety, power and HVAC, and pump solutions equipment rentals increased $270, or 82.6 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC, and pump solutions average OEC for 2014 increased 75 percent, including the impact of the acquisition of National Pump discussed above, as compared to 2013. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC, and pump solutions segment was a key component of our strategy in 2014 and 2013.

2013 equipment rentals of $4.2 billion increased $0.7 billion, or 21.4 percent, as compared to 2012, primarily reflecting a 22.1 percent increase in the volume of OEC on rent and a 4.2 percent rental rate increase on a pro forma basis (that is, assuming United Rentals and RSC were combined for full year 2012), partially offset by changes in rental mix. In 2013, we increased the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2013 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. In addition to the impact of the RSC acquisition, the 22.1 percent increase in the volume of OEC on rent reflects increased capital expenditures on rental fleet and improved asset productivity. Equipment rentals represented 85 percent of total revenues in 2013. On a segment basis, equipment rentals represented 84 percent and 90 percent of total revenues for general rentals and trench safety, power and HVAC, and pump solutions, respectively. General rentals equipment rentals increased $0.7 billion, or 21.4 percent, primarily reflecting a 22.2 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts. Trench safety, power and HVAC, and pump solutions equipment rentals increased $60, or 22.5 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC, and pump solutions average OEC for 2013 increased 19 percent as compared to 2012. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC, and pump solutions segment was a key component of our strategy in 2013 and 2012.
Sales of rental equipment. For the three years in the period ended December 31, 2014, sales of rental equipment represented approximately 10 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2014 sales of rental equipment of $544 increased $54, or 11.0 percent, from 2013 primarily reflecting increased volume and improved pricing. 2013 sales of rental equipment of $490 increased $91, or 22.8 percent, from 2012 primarily reflecting increased volume, including the impact of the RSC acquisition, improved pricing and changes in mix.
Sales of new equipment. For the three years in the period ended December 31, 2014, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2014 sales of new equipment of $149 increased $45, or 43.3 percent, from 2013 primarily reflecting increased volume, including the impact of the acquisition of National Pump discussed above, improved pricing and changes in mix. 2013 sales of new equipment of $104 increased $11, or 11.8 percent, from 2012 primarily reflecting increased volume, including the impact of the RSC acquisition, and improved pricing in a stronger retail market.
Sales of contractor supplies. For the three years in the period ended December 31, 2014, sales of contractor supplies represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2014 sales of contractor supplies were flat with 2013, and 2013 sales of contractor supplies were flat with 2012.
Service and other revenues. For the three years in the period ended December 31, 2014, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2014 service and other revenues of $88 increased $10, or 12.8 percent, from 2013 primarily reflecting the impact of the National Pump acquisition discussed above. 2013 service and other revenues of $78 decreased $5, or 6.0 percent, from 2012 primarily due to the sale in 2012 of a subsidiary that developed and marketed software.
Fourth Quarter 2014 Items. The fourth quarter of 2014 includes an increase in bad debt expense of $8 as compared to the fourth quarter of 2013 primarily due to improved receivable aging which reduced the expense in the fourth quarter of 2013. Additionally, the fourth quarter of 2014 includes an increase in stock compensation, net of $14 as compared to the fourth quarter of 2013 primarily due to improved profitability which resulted in increased performance-based stock compensation.
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
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2014 were as follows:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
2014
Equipment Rentals Gross Profit	$1,790	$302	$2,092
Equipment Rentals Gross Margin	42.4%	50.6%	43.4%
2013
Equipment Rentals Gross Profit	$1,557	$153	$1,710
Equipment Rentals Gross Margin	40.2%	46.8%	40.8%
2012
Equipment Rentals Gross Profit	$1,239	$125	$1,364
Equipment Rentals Gross Margin	38.9%	46.8%	39.5%

General rentals. For the three years in the period ended December 31, 2014, general rentals accounted for 89 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. General rentals’ equipment rentals gross profit in 2014 increased $233 and equipment rentals gross margin increased 2.2 percentage points, primarily reflecting increased rental rates, a 0.7 percentage point increase in time utilization on a significantly larger fleet, and decreased compensation and depreciation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 9.1 percent, compensation costs increased 5.0 percent due primarily to increased headcount associated with higher rental volume, and depreciation of rental equipment increased 4.3 percent. Time utilization was 69.5 percent and 68.8 percent for the years ended December 31, 2014 and 2013, respectively. General rentals’ equipment rentals gross profit in 2013 increased $318 and equipment rentals gross margin increased 1.3 percentage points, primarily reflecting increased rental rates, a 0.7 percentage point increase in time utilization on a significantly larger fleet, and decreased compensation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 21.4 percent, compensation costs increased 15.0 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition. Time utilization was 68.8 percent and 68.1 percent for the years ended December 31, 2013 and 2012, respectively.
Trench safety, power and HVAC, and pump solutions. For the year ended December 31, 2014, equipment rentals gross profit increased by $149 and equipment rentals gross margin increased 3.8 percentage points from 2013 primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates, and decreased compensation costs as a percentage of revenue. Trench safety, power and HVAC, and pump solutions average OEC for the year ended December 31, 2014 increased 75 percent, including the impact of the acquisition of National Pump discussed above, as compared to 2013. As compared to the equipment rentals revenue increase of 82.6 percent, compensation costs increased 57.4 percent. For the year ended December 31, 2013, equipment rentals gross profit increased by $28 and equipment rentals gross margin was flat with 2012. The increase in gross profit primarily reflects increased average OEC which contributed to higher revenue. Trench safety, power and HVAC, and pump solutions average OEC for the year ended December 31, 2013 increased 19 percent as compared to 2012.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2014	2013	2012
Total gross margin	42.8%	40.1%	38.5%
Equipment rentals	43.4%	40.8%	39.5%
Sales of rental equipment	42.1%	35.9%	31.3%
Sales of new equipment	19.5%	19.2%	20.4%
Contractor supplies sales	30.6%	32.2%	28.7%
Service and other revenues	63.6%	67.9%	65.1%

2014 gross margin of 42.8 percent increased 2.7 percentage points as compared to 2013, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 2.6 percentage points, primarily reflecting a 4.5 percent rental rate increase, a 0.6 percentage point increase in time utilization on a significantly larger fleet, and decreased compensation and depreciation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 14.8 percent, compensation costs increased 8.7 percent due primarily to increased headcount associated with higher rental volume, and depreciation of rental equipment increased 8.1 percent. Time utilization was 68.8 percent and 68.2 percent for the years ended December 31, 2014 and 2013, respectively. Gross margin from sales of rental equipment increased 6.2 percentage points primarily due to improvements in pricing. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.
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
Selling, general and administrative (“SG&A”) expenses. SG&A expense information for each of the three years in the period ended December 31, 2014 was as follows:

	Year Ended December 31,
	2014	2013	2012
Total SG&A expense	$758	$642	$588
SG&A expense as a percentage of revenue	13.3%	13.0%	14.3%

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead.
2014 SG&A expense of $758 increased $116 as compared to 2013, primarily reflecting increased compensation costs due to i) increased variable compensation costs associated with higher revenues and improved profitability and ii) increased headcount. As a percentage of revenue, SG&A expense increased by 0.3 percentage points year over year. The increase in SG&A as a percentage of revenue primarily reflects increased compensation costs as a percentage of revenue.
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
Merger related costs for each of the three years in the period ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
Merger related costs	$11	$9	$111
As discussed in note 3 to the consolidated financial statements, in April 2012, we completed the acquisition of RSC, and in April 2014, we completed the acquisition of National Pump. The merger related costs primarily relate to financial and legal advisory fees, and branding costs associated with the RSC and National Pump acquisitions. The 2014 costs also include changes subsequent to the acquisition date to the fair value of the contingent cash consideration we expect to pay associated with the National Pump acquisition as discussed in note 11 to our consolidated financial statements.
Restructuring charges for each of the three years in the period ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
Restructuring charge	$(1)	$12	$99
The restructuring charges for the years ended December 31, 2014, 2013 and 2012 reflect severance costs and branch closure charges associated with the RSC merger related restructuring program and our closed restructuring program. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. The income for the year ended December 31, 2014 primarily reflects buyouts or settlements of real estate leases for less than the recognized reserves. We do not expect to incur significant additional charges in connection with these restructuring programs, both of which were complete as of December 31, 2014. See note 5 to our consolidated financial statements for additional information.
Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2014 was as follows:

	Year Ended December 31,
	2014	2013	2012
Non-rental depreciation and amortization	$273	$246	$198

Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. Non-rental depreciation and amortization for the year ended December 31, 2014 increased primarily due to the 2014 acquisition of National Pump discussed in note 3 to our consolidated financial statements. Non-rental depreciation and amortization for the year ended December 31, 2013 increased primarily due to the 2012 acquisition of RSC discussed in note 3 to our consolidated financial statements.
Interest expense, net for each of the three years in the period ended December 31, 2014 was as follows:

	Year Ended December 31,
	2014	2013	2012
Interest expense, net	$555	$475	$512

Interest expense, net for the year ended December 31, 2014 increased by $80, or 17 percent. Interest expense, net for the year ended December 31, 2014 includes an aggregate loss of $80 associated with redemptions of our 10 1/4 percent Senior Notes, 9 1/4 percent Senior Notes and 4 percent Convertible Notes (see note 12 to our consolidated financial statements for additional detail). Excluding the impact of this loss, interest expense, net, for the year ended December 31, 2014 was flat with 2013. As discussed in note 12 to our consolidated financial statements, in March 2012, we issued $2.8 billion of debt ("the merger financing notes") in connection with the RSC acquisition. Upon completion of the RSC acquisition, we also assumed RSC's debt that remained after repayment of certain of RSC's debt. Interest expense, net for the year ended December 31, 2013 decreased by $37, or 7 percent. Interest expense, net for the year ended December 31, 2012 includes $29 of interest recorded on the merger financing notes prior to the closing of the merger. Additionally, during 2012, we redeemed our 10 7/8 percent Senior Notes and all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon redemption/conversion, we recognized a loss of $72 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase/conversion price of these securities. Excluding the impact of these items, interest expense, net, for the year ended December 31, 2013 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2012.
Interest expense—subordinated convertible debentures for each of the three years in the period ended December 31, 2014 was as follows:

	Year Ended December 31,
	2014	2013	2012
Interest expense-subordinated convertible debentures	$—	$3	$4

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures, which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS were non-voting securities, carried a liquidation value of $50 (fifty dollars) per security and were convertible into Holdings’ common stock. During the year ended December 31, 2013, an aggregate of $55 of QUIPS was redeemed. In connection with these redemptions, during the year ended December 31, 2013, we retired $55 principal amount of our subordinated convertible debentures. As of December 31, 2014 and 2013, there were no QUIPS or subordinated convertible debentures outstanding. The subordinated convertible debentures reflected the obligation to our subsidiary that issued the QUIPS. This subsidiary was not consolidated in our financial statements because we were not the primary beneficiary of the Trust. In 2013, the Trust was liquidated. Interest expense- subordinated convertible debentures for 2013 includes a loss of $2 recognized in connection with the simultaneous purchase of QUIPS and retirement of the subordinated convertible debentures.

Other income, net for each of the three years in the period ended December 31, 2014 was as follows:

	Year Ended December 31,
	2014	2013	2012
Other income, net	$(14)	$(5)	$(13)

The increase in other income, net for the year ended December 31, 2014 primarily reflects increased gains on sales of non-rental equipment. The decrease in other income, net for the year ended December 31, 2013 primarily reflects an $8 gain recognized in 2012 upon the sale of a former subsidiary that developed and marketed software.
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for each respective period:

	Year Ended December 31,
	2014	2013	2012
Income before provision for income taxes	$850	$605	$88
Provision for income taxes	310	218	13
Effective tax rate (1)	36.5%	36.0%	14.8%

_________________

(1)	A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 13 to our consolidated financial statements.
The differences between the effective tax rates of 36.5 percent, 36.0 percent, and 14.8 percent for 2014, 2013, and 2012, respectively, and the U.S. federal statutory income tax rate of 35.0 percent relate primarily to the geographical mix of income between U.S. and foreign and state operations, and state taxes and certain nondeductible charges. The 2012 provision reflects a write-off of certain state deferred tax assets as a result of the RSC acquisition, a Canadian tax benefit due to settlements with the Canadian Revenue Authority and a U.S. tax transfer pricing benefit.
Balance sheet. The asset increases from December 31, 2013 to December 31, 2014 reflect the significant impact of the National Pump acquisition discussed in note 3 to the consolidated financial statements. Accounts receivable, net increased by $136, or 16.9 percent, from December 31, 2013 to December 31, 2014 primarily due to increased 2014 revenue. Accrued expenses and other liabilities increased by $185, or 47.4 percent, from December 31, 2012 to December 31, 2014 primarily due to consideration we expect to pay associated with the National Pump acquisition.

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
During the last several years, we took a number of actions related to our capital structure to improve our financial flexibility and liquidity. These actions, which are discussed in note 12 to our consolidated financial statements, include:

•
In March 2012, in connection with the RSC acquisition, we issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes due 2018, $750 aggregate principal amount of 7 3/8 percent Senior Notes due 2020 and $1.3 billion aggregate principal amount of 7 5/8 percent Senior Notes due 2022.

•	In March 2012, we increased the size of the ABL facility from $1.8 billion to $1.9 billion, and we increased it again in December 2013 to $2.3 billion.

•	In October 2012, we issued $400 aggregate principal amount of 6 1/8 percent Senior Notes due 2023.

•	In October 2012, we redeemed all of our 10 7/8 percent Senior Notes.

•	In December 2012, all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted.

•	In February 2013, we amended our accounts receivable securitization facility primarily to increase the facility size from $475 to $550.

•	In September 2013, we renewed our accounts receivable securitization facility. We renewed the facility again in September 2014.

•	In 2013, we retired all of our outstanding subordinated convertible debentures.

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, we issued $525 aggregate principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, we issued $850 aggregate principal amount of 5 3/4 percent Senior Notes.

•	In April 2014, we redeemed all of our 9 1/4 percent Senior Notes.
As previously announced, in connection with the RSC acquisition, our Board authorized a stock buyback of up to $200 of Holdings' common stock which we intended to complete within 18 months after the April 30, 2012 closing of the RSC acquisition and completed as of December 31, 2013. Additionally, in 2013, our Board authorized a $500 share repurchase program. Our intention was to complete such program within 18 months after the October 2013 announcement. We accelerated the program which was complete as of December 31, 2014. In 2014, our Board authorized a new $750 share repurchase program, which we intend to complete within 18 months after the December 2014 announcement. During the years ended December 31, 2014 and 2013, in the aggregate we repurchased $593 and $94, respectively, of Holdings' common stock under these programs. As of January 19, 2015, we have repurchased $225 of Holdings' common stock under the $750 share repurchase program announced in December 2014.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2014, we had (i) $946 of borrowing capacity, net of $50 of letters of credit, available under the ABL facility, (ii) $2 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $158. Cash equivalents at December 31, 2014 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of December 31, 2014, $1.3 billion and $548 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at December 31, 2014 were 2.2 percent and 0.8 percent, respectively. During the year ended December 31, 2014, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including both prior to and after amendment and renewal of the accounts receivable securitization facility, were $1.1 billion and $473, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including both prior to and after amendment and renewal of the accounts receivable securitization facility, during the year ended December 31, 2014 were $1.3 billion and $550, respectively.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 19, 2015 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Our gross and net rental capital expenditures increased significantly in 2014 relative to 2013. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1.16 billion and $1.09 billion in 2014 and 2013, respectively. We expect net rental capital expenditures of approximately $1.2 billion and gross rental purchases of approximately $1.7 billion in 2015.
Loan Covenants and Compliance. As of December 31, 2014, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As discussed in note 12 to our consolidated financial statements, in October 2011, we amended our ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Since the October 2011 amendment of the ABL facility and through December 31, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
URNA’s payment capacity is restricted under the covenants in the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2014, we (i) generated cash from operating activities of $1,801, (ii) generated cash from the sale of rental and non-rental equipment of $577 and (iii) received cash from debt proceeds, net of payments, of $787. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,821, (ii) purchase other companies for $756 and (iii) purchase shares of our common stock for $613. During 2013, we (i) generated cash from operating activities of $1,551 and (ii) generated cash from the sale of rental and non-rental equipment of $516. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,684, (ii) fund payments, net of proceeds, on debt of $160 and (iii) purchase shares of our common stock for $115.
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

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$1,801	$1,551	$721
Purchases of rental equipment	(1,701)	(1,580)	(1,272)
Purchases of non-rental equipment	(120)	(104)	(97)
Proceeds from sales of rental equipment	544	490	399
Proceeds from sales of non-rental equipment	33	26	31
Excess tax benefits from share-based payment arrangements, net	—	—	(5)
Free cash flow (usage)	$557	$383	$(223)

Free cash flow for the year ended December 31, 2014 was $557, an increase of $174 as compared to $383 for the year ended December 31, 2013. Free cash flow for the years ended December 31, 2014 and 2013 includes aggregate cash payments of $17 and $38, respectively, related to merger and restructuring activity. Free cash flow increased primarily due to increased net cash provided by operating activities and increased proceeds from sales of rental equipment partially offset by increased purchases of rental equipment. Free cash usage for the year ended December 31, 2013 was $383, an increase of $606 as compared to free cash usage of $223 for the year ended December 31, 2012. Free cash flow for the years ended December 31, 2013 and 2012 includes aggregate cash payments of $38 and $150, respectively, related to merger and restructuring activity. Free cash flow increased primarily due to increased net cash provided by operating activities and increased proceeds from sales of rental equipment partially offset by increased purchases of rental equipment. We expect free cash flow in the range of $725 to $775 in 2015 and intend to use this to reduce our leverage and to fund our share repurchase program discussed above.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt and capital leases (1)	$620	$1,333	$19	$760	$4	$5,256	$7,992
Interest due on debt (2)	459	447	423	403	379	790	2,901
Operating leases (1):
Real estate	100	86	67	48	29	46	376
Non-rental equipment	31	29	27	20	15	8	130
Service agreements (3)	14	7	—	—	—	—	21
Purchase obligations (4)	1,085	—	—	—	—	—	1,085
Total (5)	$2,309	$1,902	$536	$1,231	$427	$6,100	$12,505

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2014.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of December 31, 2014, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2015.

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
Interest Rate Risk. As of December 31, 2014, we had an aggregate of $1.9 billion of indebtedness that bears interest at variable rates, comprised of $1.3 billion of borrowings under the ABL facility and $548 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on December 31, 2014 were (i) 2.2 percent for the ABL facility and (ii) 0.8 percent for the accounts receivable securitization facility. As of December 31, 2014, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $11 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2014, we had an aggregate of $6.2 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2014 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2014 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $12. We do not engage in purchasing forward exchange contracts for speculative purposes.
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 0.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $80.00 or $100.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 2.6 million or 2.7 million shares, respectively. Based on the price of our common stock during the fourth quarter of 2014, holders of the 4 percent Convertible Notes have the right to redeem the notes during the first quarter of 2015 at a conversion price of $11.11 per share of common stock. Since January 1, 2015 (the beginning of the first quarter), none of the 4 percent Convertible Senior Notes were redeemed, however we have received redemption notices for $26 of the 4 percent Convertible Senior Notes which we expect to be redeemed in the first quarter of 2015.
If the total $34 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $310, assuming a conversion price of $102.01 (the closing price of our common stock on December 31, 2014) per share of common stock. The $34 principal amount would be settled in cash, and the remaining $276 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the December 31, 2014 closing stock price, approximately 3 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $276 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $3 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our December 31, 2014 closing stock price, we estimate that we would receive approximately $3 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $12.10.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
January 21, 2015

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$158	$175
Accounts receivable, net of allowance for doubtful accounts of $43 at December 31, 2014 and $49 at December 31, 2013	940	804
Inventory	78	70
Prepaid expenses and other assets	122	53
Deferred taxes	248	260
Total current assets	1,546	1,362
Rental equipment, net	6,008	5,374
Property and equipment, net	438	421
Goodwill	3,272	2,953
Other intangible assets, net	1,106	1,018
Other long-term assets	97	103
Total assets	$12,467	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$618	$604
Accounts payable	285	292
Accrued expenses and other liabilities	575	390
Total current liabilities	1,478	1,286
Long-term debt	7,434	6,569
Deferred taxes	1,692	1,459
Other long-term liabilities	65	69
Total liabilities	10,669	9,383
Temporary equity (note 12)	2	20
Common stock—$0.01 par value, 500,000,000 shares authorized, 108,233,686 and 97,877,580 shares issued and outstanding, respectively, at December 31, 2014 and 97,966,802 and 93,288,936 shares issued and outstanding, respectively, at December 31, 2013	1	1
Additional paid-in capital	2,168	2,054
Retained earnings (accumulated deficit)	503	(37)
Treasury stock at cost—10,356,106 and 4,677,866 shares at December 31, 2014 and December 31, 2013, respectively	(802)	(209)
Accumulated other comprehensive (loss) income	(74)	19
Total stockholders’ equity	1,796	1,828
Total liabilities and stockholders’ equity	$12,467	$11,231

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Equipment rentals	$4,819	$4,196	$3,455
Sales of rental equipment	544	490	399
Sales of new equipment	149	104	93
Contractor supplies sales	85	87	87
Service and other revenues	88	78	83
Total revenues	5,685	4,955	4,117
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,806	1,634	1,392
Depreciation of rental equipment	921	852	699
Cost of rental equipment sales	315	314	274
Cost of new equipment sales	120	84	74
Cost of contractor supplies sales	59	59	62
Cost of service and other revenues	32	25	29
Total cost of revenues	3,253	2,968	2,530
Gross profit	2,432	1,987	1,587
Selling, general and administrative expenses	758	642	588
Merger related costs	11	9	111
Restructuring charge	(1)	12	99
Non-rental depreciation and amortization	273	246	198
Operating income	1,391	1,078	591
Interest expense, net	555	475	512
Interest expense—subordinated convertible debentures	—	3	4
Other income, net	(14)	(5)	(13)
Income before provision for income taxes	850	605	88
Provision for income taxes	310	218	13
Net income	$540	$387	$75
Basic earnings per share	$5.54	$4.14	$0.91
Diluted earnings per share	$5.15	$3.64	$0.79

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$540	$387	$75
Other comprehensive (loss) income:
Foreign currency translation adjustments	(90)	(65)	8
Fixed price diesel swaps	(3)	—	1
Other comprehensive (loss) income (1)	(93)	(65)	9
Comprehensive income	$447	$322	$84

(1)There were no material reclassifications from accumulated other comprehensive (loss) income reflected in other comprehensive (loss) income during the years ended December 31, 2014, 2013 or 2012. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive (loss) income during the years ended December 31, 2014, 2013 or 2012.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Accumulated Other Comprehensive Income
Balance at January 1, 2012	63	$1	$487	$(499)	—	$—	$75
Net income				75
Foreign currency translation adjustments							8
Fixed price diesel swaps							1
RSC acquisition	30		1,425
Stock compensation expense, net (1)			55
Exercise of common stock options	2		21
Conversion of 1 7/8 percent Convertible Senior Subordinated Notes	1		22
4 percent Convertible Senior Notes			8
Shares repurchased and retired			(16)
Repurchase of common stock	(3)				3	(115)
Excess tax benefits from share-based payment arrangements, net			(5)
Balance at December 31, 2012	93	$1	$1,997	$(424)	3	$(115)	$84

(1)Includes net stock compensation expense as reported as a separate component in our consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” and "Merger related costs" as reported in our consolidated statements of cash flows.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income (Loss)
Balance at December 31, 2012	93	$1	$1,997	$(424)	3	$(115)	$84
Net income				387
Foreign currency translation adjustments							(65)
Stock compensation expense, net			46
Exercise of common stock options	1		6
Conversion of subordinated convertible debentures	1		40
4 percent Convertible Senior Notes (1)			(14)
Shares repurchased and retired			(21)
Repurchase of common stock	(2)				2	(94)
Balance at December 31, 2013	93	$1	$2,054	$(37)	5	$(209)	$19

(1)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and a reduction reflecting the excess of the cash transferred upon conversion of a portion of the 4 percent Convertible Senior Notes during the year ended December 31, 2013 over the principal amount of the converted notes, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 12 to our consolidated financial statements for additional detail.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In millions)

	Common Stock		Additional	(Accumulated Deficit)	Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Income (Loss) (2)
Balance at December 31, 2013	93	$1	$2,054	$(37)	5	$(209)	$19
Net income				540
Foreign currency translation adjustments							(90)
Fixed price diesel swaps							(3)
Stock compensation expense, net			74
Exercise of common stock options	—		2
4 percent Convertible Senior Notes (1)	10		58
Shares repurchased and retired			(20)
Repurchase of common stock	(5)				5	$(593)
Balance at December 31, 2014	98	$1	$2,168	$503	10	$(802)	$(74)

(1)Primarily reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and cash received from the option counterparties to our convertible note hedges associated with conversions of a portion of our 4 percent Convertible Senior Notes. See note 12 to our consolidated financial statements for additional detail.
(2)As of December 31, 2014, 2013 and 2012, the Accumulated Other Comprehensive Income (Loss) balance primarily reflects foreign currency translation adjustments.

See accompanying notes.
UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash Flows From Operating Activities:
Net income	$540	$387	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,194	1,098	897
Amortization of deferred financing costs and original issue discounts	17	21	23
Gain on sales of rental equipment	(229)	(176)	(125)
Gain on sales of non-rental equipment	(11)	(6)	(2)
Gain on sale of software subsidiary	—	1	(8)
Stock compensation expense, net	74	46	32
Merger related costs	11	9	111
Restructuring charge	(1)	12	99
Loss on extinguishment of debt securities	80	1	72
Loss on retirement of subordinated convertible debentures	—	2	—
Increase (decrease) in deferred taxes	261	167	(16)
Changes in operating assets and liabilities:
Increase in accounts receivable	(101)	(20)	(86)
Decrease (increase) in inventory	11	(2)	(2)
(Increase) decrease in prepaid expenses and other assets	(52)	60	(18)
(Decrease) increase in accounts payable	(23)	9	(223)
Increase (decrease) in accrued expenses and other liabilities	30	(58)	(108)
Net cash provided by operating activities	1,801	1,551	721
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,701)	(1,580)	(1,272)
Purchases of non-rental equipment	(120)	(104)	(97)
Proceeds from sales of rental equipment	544	490	399
Proceeds from sales of non-rental equipment	33	26	31
Purchases of other companies, net of cash acquired	(756)	(9)	(1,175)
Proceeds from sale of software subsidiary	—	—	10
Net cash used in investing activities	(2,000)	(1,177)	(2,104)
Cash Flows From Financing Activities:
Proceeds from debt	7,070	3,805	6,013
Payments of debt, including subordinated convertible debentures	(6,283)	(3,965)	(4,370)
Payments of financing costs	(22)	(2)	(75)
Proceeds from the exercise of common stock options	2	6	21
Common stock repurchased	(613)	(115)	(131)
Cash received (paid) in connection with the 4 percent Convertible Senior Notes and related hedge, net	42	(24)	—
Excess tax benefits from share-based payment arrangements, net	—	—	(5)
Net cash provided by (used in) financing activities	196	(295)	1,453
Effect of foreign exchange rates	(14)	(10)	—
Net (decrease) increase in cash and cash equivalents	(17)	69	70
Cash and cash equivalents at beginning of year	175	106	36
Cash and cash equivalents at end of year	$158	$175	$106
Supplemental disclosure of cash flow information:
Cash paid for interest, including subordinated convertible debentures	$457	$461	$371
Cash paid for income taxes, net	100	48	40
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

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2014 consist of direct obligations of financial institutions rated A or better.
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
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $39, $44 and $24 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $604, $563 and $455 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Purchase Price Allocation
We have made a number of acquisitions in the past (including the acquisitions discussed in note 3 to our consolidated financial statements) and may continue to make acquisitions in the future. We allocate the cost of the acquired entity to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2014, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 63 percent. In April 2014, we completed the acquisition of assets of the following four entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). All of the assets in the Pump Solutions reporting unit were acquired in the National Pump acquisition. The estimated fair value of our Pump Solutions reporting unit exceeded its carrying amount by 13 percent. As all of the assets in the Pump Solutions reporting unit were recorded at fair value as of the April 2014 acquisition date, we expected the percentage by which the Pump Solutions reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
Restructuring Charges
Costs associated with exit or disposal activities, including lease termination costs and certain employee severance costs associated with restructuring, branch closing or other activity, are recognized at fair value when they are incurred.
Other Intangible Assets
Other intangible assets consist of non-compete agreements, customer relationships and trade names and associated trademarks. The non-compete agreements are being amortized on a straight-line basis over initial periods of approximately 5 years. The customer relationships are being amortized either using the sum of the years' digits method or on a straight-line basis over initial periods ranging from 7 to 15 years. The trade names and associated trademarks are being amortized using the sum of the years' digits method over an initial period of 5 years. We believe that the amortization methods used reflect the estimated pattern in which the economic benefits will be consumed.
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
Translation of Foreign Currency
Assets and liabilities of our Canadian subsidiaries that have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive (loss) income within stockholders’ equity.
Revenue Recognition
Our rental contract periods are hourly, daily, weekly or monthly and we recognize revenues from renting equipment on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $36 and $30 as of December 31, 2014 and 2013, respectively.
Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; and for fuel. Delivery and pick-up revenue is recognized when the service is performed. Customers have the option of purchasing a damage waiver when they rent our equipment to protect against potential loss or damage; we refer to the fee we charge for the waiver as Rental Protection Plan (or "RPP") revenue. RPP revenue is recognized ratably over the contract term. Fees related to the consumption of fuel by our customers are recognized when the equipment is returned by the customer (and consumption, if any, can be measured).
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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. Advertising expense, net of qualified advertising reimbursements, was $0 for each of the years ended December 31, 2014, 2013 and 2012.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $16, $15 and $13 for the years ended December 31, 2014, 2013 and 2012, respectively.
Insurance
We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2014 and 2013. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The Company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $700,000 (actual dollars).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates impact the calculation of the allowance for doubtful accounts, depreciation and amortization, income taxes, reserves for claims, loss contingencies (including legal contingencies) and the fair values of financial instruments. Actual results could materially differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2014, 2013, and 2012. Our customer with the largest receivable balance represented approximately one percent of total receivables at December 31, 2014 and 2013. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Stock-Based Compensation

We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense over the requisite service period. Determining the fair value of stock option awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period. For performance-based restricted stock units ("RSUs"), compensation expense is recognized if satisfaction of the performance condition is considered probable. We classify cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) as financing cash flows.

New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.

3.    Acquisitions
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings Inc. ("RSC"). The acquisition date fair value of the consideration transferred was $2.6 billion. The results of RSC's operations have been included in our consolidated financial statements since the acquisition date. RSC, which had total revenues of $1.5 billion in 2011, was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. The acquisition has created a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and we believe that the acquisition has provided us with financial benefits including reduced operating expenses and additional revenue opportunities. Since the acquisition date, significant amounts of fleet have been moved between legacy United Rentals locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date.
In April 2014, we completed the acquisition of assets of National Pump. National Pump was the second largest specialty pump rental company in North America. National Pump was a leading supplier of pumps for energy and petrochemical customers, with upstream oil and gas customers representing about half of its revenue. National Pump had a total of 35 branches, including four branches in western Canada, and had annual revenues of approximately $210. The acquisition is expected to expand our product offering, and supports our strategy of expanding our presence in industrial and specialty rental markets.
The acquisition date fair value of the consideration transferred consisted of the following:

Cash consideration (1)	$773
Contingent consideration (2)	76
Total purchase consideration (3)	$849
(1) Consists of cash paid of $714 and a ‘hold back’ of $59, which is subject to a final working capital true-up.
(2) Reflects the acquisition date fair value of the following additional cash consideration to be paid based on the achievement of the following financial targets:
1.A maximum payout of $75 if National Pump's trailing twelve months adjusted EBITDA (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Overview”) reaches $134 twelve months post-closing; and
2.An additional maximum payout of $50 if National Pump's trailing twelve months adjusted EBITDA reaches $161 eighteen months post-closing.
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

Accounts receivable, net of allowance for doubtful accounts (1)	$44
Inventory	19
Deferred taxes	6
Rental equipment	172
Property and equipment	10
Intangibles (2)	289
Other assets	1
Total identifiable assets acquired	541
Current liabilities	(25)
Total liabilities assumed	(25)
Net identifiable assets acquired	516
Goodwill (3)	333
Net assets acquired	$849
(1) The fair value of accounts receivables acquired was $44, and the gross contractual amount was $47. We estimated that $3 would be uncollectible.
(2) The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$274	10
Non-compete agreements	15	6
Total	$289
(3) $321 of the goodwill was assigned to our trench safety, power and HVAC (heating, ventilating and air conditioning), and pump solutions segment and $12 of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the merger is primarily reflective of National Pump's going-concern value, the value of National Pump's assembled workforce, new customer relationships expected to arise from the merger, and operational synergies that we expect to achieve that would not be available to other market participants. $348 of goodwill is expected to be deductible for income tax purposes.
The year ended December 31, 2014 includes National Pump acquisition-related costs of $10. The acquisition-related costs are reflected in our consolidated statements of income as “Merger related costs” which also include costs associated with the acquisition of RSC. The merger related costs primarily relate to financial and legal advisory fees, and also include changes subsequent to the acquisition date to the fair value of the contingent cash consideration we expect to pay associated with the National Pump acquisition as discussed in note 11 to our consolidated financial statements. We do not expect to incur significant additional charges in connection with the merger subsequent to December 31, 2014. In addition to the acquisition-related costs reflected in our consolidated statements of income, we capitalized $22 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our consolidated balance sheets.
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

	Year Ended December 31,
	2014	2013
United Rentals historic revenues	$5,685	$4,955
National Pump historic revenues	62	208
Pro forma revenues	5,747	5,163
United Rentals historic pretax income	850	605
National Pump historic pretax income	20	62
Combined pretax income	870	667
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(1)	(4)
Intangible asset amortization (2)	(12)	(52)
Interest expense (3)	58	(95)
Elimination of historic National Pump interest (4)	—	2
Elimination of merger costs (5)	8	—
Pro forma pretax income	$923	$518
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the National Pump acquisition. The useful lives assigned to such equipment didn’t change significantly from the lives historically used by National Pump.
(2) The intangible assets acquired in the National Pump acquisition were amortized.
(3) In connection with the National Pump acquisition, URNA issued $525 principal amount of 6 1/8 percent Senior Notes (as an add on to our existing 6 1/8 percent Senior Notes) and $850 principal amount of 5 3/4 percent Senior Notes, and all our outstanding 9 1/4 percent Senior Notes were redeemed, as discussed in note 12 to the consolidated financial statements. Interest expense was adjusted to reflect these changes in our debt portfolio. For the pro forma presentation, the $64 loss recognized upon redemption of the 9 1/4 percent Senior Notes discussed in note 12 to the consolidated financial statements was moved from the year ended December 31, 2014 to the year ended December 31, 2013.
(4) Interest on National Pump historic debt was eliminated.
(5) Merger related costs, primarily comprised of financial and legal advisory fees, associated with the National Pump acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
For the year ended December 31, 2014, National Pump revenue and pretax income included in our consolidated financial statements were $215 and $42, respectively. National Pump pretax income excludes merger related costs which are not allocated to our segments.
In addition to the acquisitions of RSC and National Pump, in August 2013, we completed the acquisition of Rent World, an equipment rental company with two locations in Alberta, Canada. Rent World had annual rental revenues of approximately $5. Additionally, in May 2014, we completed the acquisition of Blue Stream, an equipment rental company with four locations in Louisiana and Texas. Blue Stream had annual rental revenues of approximately $20.

4.    Segment Information
Our two reportable segments are i) general rentals and ii) trench safety, power and HVAC, and pump solutions. The general rentals segment includes the rental of the following equipment:

•
General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment. In 2014, 2013 and 2012, respectively, general construction and industrial equipment accounted for approximately 43 percent, 44 percent and 45 percent of our equipment rental revenue;

•
Aerial work platforms, such as boom lifts and scissor lifts. In 2014, 2013 and 2012, respectively, aerial work platforms accounted for approximately 33 percent, 36 percent and 36 percent of our equipment rental revenue; and

•
General tools and light equipment, such as pressure washers, water pumps and power tools. In 2014, 2013 and 2012, respectively, general tools and light equipment accounted for approximately 10 percent, 9 percent and 9 percent of our equipment rental revenue.

The general rentals segment reflects the aggregation of 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada.
The trench safety, power and HVAC, and pump solutions segment includes the rental of specialty construction products such as the following:

•
Power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment. In 2014, 2013 and 2012, power and HVAC equipment accounted for approximately 6 percent of our equipment rental revenue;

•
Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work. In 2014, 2013 and 2012, respectively, trench safety equipment accounted for approximately 5 percent, 5 percent and 4 percent of our equipment rental revenue; and

•
Pumps primarily used by energy and petrochemical customers. In 2014, pumps accounted for approximately 3 percent of our equipment rental revenue. There was no material equipment rental revenue associated with pumps prior to the April 2014 acquisition of National Pump discussed in note 3 to our consolidated financial statements.

The trench safety, power and HVAC, and pump solutions segment is comprised of: (i) the Trench Safety region, which rents the trench safety equipment above, (ii) the Power and HVAC region, which rents the power and HVAC equipment above, and (iii) the Pump Solutions region, which rents the pumps above. The trench safety, power and HVAC, and pump solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
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
The following table sets forth financial information by segment for the years ended December 31, 2014, 2013 and 2012, except for balance sheet information, which is presented as of December 31, 2014 and 2013.

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
2014
Equipment rentals	$4,222	$597	$4,819
Sales of rental equipment	519	25	544
Sales of new equipment	113	36	149
Contractor supplies sales	73	12	85
Service and other revenues	75	13	88
Total revenue	5,002	683	5,685
Depreciation and amortization expense	1,060	134	1,194
Equipment rentals gross profit	1,790	302	2,092
Capital expenditures	1,594	227	1,821
Total assets (1)	$10,935	$1,532	$12,467
2013
Equipment rentals	$3,869	$327	$4,196
Sales of rental equipment	474	16	490
Sales of new equipment	97	7	104
Contractor supplies sales	79	8	87
Service and other revenues	72	6	78
Total revenue	4,591	364	4,955
Depreciation and amortization expense	1,038	60	1,098
Equipment rentals gross profit	1,557	153	1,710
Capital expenditures	1,556	128	1,684
Total assets (1)	$10,677	$554	$11,231
2012
Equipment rentals	$3,188	$267	$3,455
Sales of rental equipment	387	12	399
Sales of new equipment	86	7	93
Contractor supplies sales	80	7	87
Service and other revenues	79	4	83
Total revenue	3,820	297	4,117
Depreciation and amortization expense	850	47	897
Equipment rentals gross profit	1,239	125	1,364
Capital expenditures	$1,285	$84	$1,369

(1) The increase in the trench safety, power and HVAC, and pump solutions assets in 2014 primarily reflects the impact of the National Pump acquisition discussed in note 3 to the consolidated financial statements.

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Year Ended December 31,
	2014	2013	2012
Total equipment rentals gross profit	$2,092	$1,710	$1,364
Gross profit from other lines of business	340	277	223
Selling, general and administrative expenses	(758)	(642)	(588)
Merger related costs	(11)	(9)	(111)
Restructuring charge	1	(12)	(99)
Non-rental depreciation and amortization	(273)	(246)	(198)
Interest expense, net	(555)	(475)	(512)
Interest expense- subordinated convertible debentures	—	(3)	(4)
Other income, net	14	5	13
Income before provision for income taxes	$850	$605	$88

We operate in the United States and Canada. The following table presents geographic area information for the years ended December 31, 2014, 2013 and 2012, except for balance sheet information, which is presented as of December 31, 2014 and 2013. All the foreign assets as of December 31, 2014 and 2013 are Canadian, and the foreign information in the following table primarily relates to Canada.

	Domestic	Foreign	Total
2014
Equipment rentals	$4,217	$602	$4,819
Sales of rental equipment	478	66	544
Sales of new equipment	124	25	149
Contractor supplies sales	70	15	85
Service and other revenues	73	15	88
Total revenue	4,962	723	5,685
Rental equipment, net	5,399	609	6,008
Property and equipment, net	395	43	438
Goodwill and other intangibles, net	$4,014	$364	$4,378
2013
Equipment rentals	$3,612	$584	$4,196
Sales of rental equipment	438	52	490
Sales of new equipment	82	22	104
Contractor supplies sales	70	17	87
Service and other revenues	62	16	78
Total revenue	4,264	691	4,955
Rental equipment, net	4,768	606	5,374
Property and equipment, net	381	40	421
Goodwill and other intangibles, net	$3,639	$332	$3,971
2012
Equipment rentals	$2,948	$507	$3,455
Sales of rental equipment	350	49	399
Sales of new equipment	67	26	93
Contractor supplies sales	67	20	87
Service and other revenues	66	17	83
Total revenue	$3,498	$619	$4,117

5.    Restructuring and Asset Impairment Charges

Closed Restructuring Program
Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. The restructuring charges under the closed restructuring program for the years ended December 31, 2014, 2013 and 2012 include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of December 31, 2011.
The table below provides certain information concerning our restructuring charges under the closed restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2012:
Branch closure charges	$27	$3	$(11)	$19
Severance costs	1	—	(1)	—
Total	$28	$3	$(12)	$19
Year ended December 31, 2013:
Branch closure charges	$19	$3	$(9)	$13
Severance costs	—	—	—	—
Total	$19	$3	$(9)	$13
Year ended December 31, 2014:
Branch closure charges	$13	$—	$(4)	$9
Severance costs	—	—	—	—
Total	$13	$—	$(4)	$9

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
 Between January 1, 2008 and December 31, 2014, we incurred total restructuring charges under the closed restructuring program of $110, comprised of $89 of branch closure charges and $21 of severance costs.
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of December 31, 2014, our employee headcount is approximately 12,500 and our branch network has 881 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013.
The table below provides certain information concerning our restructuring charges under the RSC merger related restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2012:
Branch closure charges	$—	$53	$(20)	$33
Severance costs	—	43	(34)	9
Total	$—	$96	$(54)	$42
Year ended December 31, 2013:
Branch closure charges	$33	$7	$(20)	$20
Severance costs	9	2	(9)	2
Total	$42	$9	$(29)	$22
Year ended December 31, 2014:
Branch closure charges	$20	$(1)	$(8)	$11
Severance costs	2	—	(2)	—
Total	$22	$(1)	$(10)	$11

_________________

(1)
Reflected in our consolidated statements of income as “Restructuring charge.” The income for the year ended December 31, 2014 primarily reflects buyouts or settlements of real estate leases for less than the recognized reserves. The restructuring charges are not allocated to our segments.

Between January 1, 2012 and December 31, 2014, we incurred total restructuring charges under the RSC merger related restructuring program of $104, comprised of $59 of branch closure charges and $45 of severance costs.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the years ended December 31, 2014, 2013 and 2012, we recorded asset impairment charges of $1, $4 and $15, respectively, in our general rentals segment. The impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above.

6.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2014	2013
Rental equipment	$8,527	$7,574
Less accumulated depreciation	(2,519)	(2,200)
Rental equipment, net	$6,008	$5,374

7.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2014	2013
Land	$97	$103
Buildings	223	213
Non-rental vehicles	75	67
Machinery and equipment	68	55
Furniture and fixtures	152	160
Leasehold improvements	200	192
	815	790
Less accumulated depreciation and amortization	(377)	(369)
Property and equipment, net	$438	$421

8.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2014:

	General rentals	Trench safety, power and HVAC, and pump solutions	Total
Balance at January 1, 2012 (1)	$167	$122	$289
Goodwill related to acquisitions (2)	2,661	20	2,681
Balance at December 31, 2012 (1)	2,828	142	2,970
Foreign currency translation and other adjustments	(16)	(1)	(17)
Balance at December 31, 2013 (1)	2,812	141	2,953
Goodwill related to acquisitions (2)	12	330	342
Foreign currency translation and other adjustments	(20)	(3)	(23)
Balance at December 31, 2014 (1)	$2,804	$468	$3,272

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)
Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition.

Other intangible assets were comprised of the following at December 31, 2014 and 2013:

	December 31, 2014
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	40 months	$70	$31	$39
Customer relationships	12 years	$1,496	$451	$1,045
Trade names and associated trademarks	28 months	$80	$58	$22

	December 31, 2013
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	40 months	$54	$18	$36
Customer relationships	13 years	$1,227	$285	$942
Trade names and associated trademarks	40 months	$81	$41	$40

Our other intangibles assets, net at December 31, 2014 include the following assets associated with the acquisition of National Pump discussed in note 3 to our consolidated financial statements. No residual value has been assigned to these intangible assets. The non-compete agreements are being amortized on a straight-line basis, and the customer relationships are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	December 31, 2014
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Non-compete agreements	60 months	$13
Customer relationships	10 years	$236

Amortization expense for other intangible assets was $204, $178 and $128 for the years ended December 31, 2014, 2013 and 2012, respectively. The increases for the years ended December 31, 2014 and 2013 primarily reflect the National Pump and RSC acquisitions discussed in note 3 to our consolidated financial statements.
As of December 31, 2014, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2015	$195
2016	174
2017	146
2018	125
2019	110
Thereafter	356
Total	$1,106

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2014	2013
Self-insurance accruals	$42	$34
Accrued compensation and benefit costs	97	67
Property and income taxes payable	35	29
Restructuring reserves (1)	20	35
Interest payable	102	99
Deferred revenue (2)	39	32
National accounts accrual	38	35
Due to seller	129	—
Other (3)	73	59
Accrued expenses and other liabilities	$575	$390
_________________

(1)	Relates to branch closure charges and severance costs. See note 5 (“Restructuring and Asset Impairment Charges”) for additional detail.

(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 (“Revenue Recognition”) for additional detail.

(3)	Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2014	2013
Self-insurance accruals	$50	$60
Due to seller	8	—
Accrued compensation and benefit costs	7	9
Other long-term liabilities	$65	$69

10.    Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2014, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks relating to our ongoing business operations. During the year ended December 31, 2014, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At December 31, 2014, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the year ended December 31, 2014, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At December 31, 2014, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2014, represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at December 31, 2014 were designated and qualify as cash flow hedges and the effective portion of the unrealized gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our consolidated statements of income during the current period. As of December 31, 2014, we had outstanding fixed price swap contracts covering 5.4 million gallons of diesel which will be purchased throughout 2015.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2014, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value occurred. During the year ended December 31, 2014, forward contracts were used to purchase $207 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the year ended December 31, 2014. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of December 31, 2014 and 2013, immaterial amounts ($4 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2014 include $41 associated with the fixed price diesel swaps, comprised of the $40 cost of the 10.5 million hedged gallons of diesel purchased in 2014 and cash paid to the counterparties to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2014 associated with the forward contracts to purchase Canadian dollars. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2013 include $38 associated with the fixed price diesel swaps, comprised of the $38 cost of the 9.7 million hedged gallons of diesel purchased in 2013, net of cash received from the counterparties to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2013 associated with the forward contracts to purchase Canadian dollars. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2012 include $25 associated with the fixed price diesel swaps, comprised of the $25 cost of the 6.3 million hedged gallons of diesel purchased in 2012, net of cash received from the counterparty to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2012 associated with the forward contracts to purchase Canadian dollars.
The effect of our derivative instruments on our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Year ended December 31, 2014:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(40)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(7)	7
Year ended December 31, 2013:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(38)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(3)	3
Year ended December 31, 2012:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(25)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	*	*
 * Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 10.5 million, 9.7 million and 6.3 million gallons of diesel covered by the fixed price swaps during the years ended December 31, 2014, 2013 and 2012, respectively.

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
Assets and Liabilities Measured at Fair Value
Our fixed price diesel swap contracts are Level 2 derivatives measured at fair value on a recurring basis. As of December 31, 2014 and 2013, immaterial amounts ($4 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our consolidated balance sheets, reflecting the fair values of the fixed price swap contracts. As discussed in note 10 to the consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of December 31, 2014, we have fixed price swap contracts covering 5.4 million gallons of diesel which we will buy throughout 2015 at the average contract price of $3.64 per gallon, while the average forward price for the hedged gallons was $2.97 per gallon as of December 31, 2014.
The fair value of the contingent cash consideration we expect to pay associated with the April 2014 National Pump acquisition discussed in note 3 to our consolidated financial statements was $78 as of December 31, 2014. The contingent consideration is recorded in accrued expenses and other liabilities in our consolidated balance sheets, and is a Level 3 liability measured at fair value on a recurring basis. Fair value was determined using a probability weighted discounted cash flow methodology. Key inputs to the valuation included: (i) discrete scenarios of potential payouts under the two earn-out arrangements discussed in note 3 to our consolidated financial statements; (ii) probability weightings assigned to each of the scenarios for each of the two earn-out payments; and (iii) a rate of return with which to discount the probability weighted payouts to present value. The discrete payout scenarios were based on the low case, base case and high case forecasts of financial performance prepared by management in connection with the acquisition, as well as a potential settlement scenario. The probability weighted payments were then discounted to present value using a discount rate of 11.0 percent based on a calculated risk adjusted rate for National Pump, and using a 2.9 percent discount rate for the settlement scenario, resulting in fair values of $70 and $8 for the first and second earn out-payments, respectively. Changes to the inputs used in the valuation could result in material changes to fair value. As discussed in note 3 to our consolidated financial statements, the fair value of the contingent cash consideration was $76 as of the acquisition date. Changes to the fair value of the contingent cash consideration are reflected in our consolidated statements of income as “Merger related costs” which included $2 of such changes for the year ended December 31, 2014.
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”) and accounts receivable securitization facility approximate their book values as of December 31, 2014 and 2013. The estimated fair values of our other financial instruments at December 31, 2014 and 2013 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$6,063	$6,390	$5,381	$5,848
Level 2:
4 percent Convertible Senior Notes (1)	32	33	136	149
Level 3:
Capital leases (2)	105	104	120	118

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 7.3 percent. As discussed below (see note 12), the total cost to settle the notes based on the closing price of our common stock on December 31, 2014 would be $310.

(2)	The fair value of capital leases reflects the present value of the leases using a 7.0 percent interest rate.

12.    Debt
Debt consists of the following:

	December 31,
	2014	2013
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$548	$430
$2.3 billion ABL Facility (1)	1,304	1,106
5 3/4 percent Senior Secured Notes (2)	750	750
10 1/4 percent Senior Notes (3) (4)	—	220
9 1/4 percent Senior Notes (4)	—	494
7 3/8 percent Senior Notes (2)	750	750
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes (3)	687	692
7 5/8 percent Senior Notes (2)	1,325	1,325
6 1/8 percent Senior Notes (5)	951	400
5 3/4 percent Senior Notes (5)	850	—
Capital leases (3)	105	120
Total URNA and subsidiaries debt	8,020	7,037
Holdings:
4 percent Convertible Senior Notes	32	136
Total debt	8,052	7,173
Less short-term portion	(618)	(604)
Total long-term debt	$7,434	$6,569

(1)
$946 and $2 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2014. The ABL facility availability is reflected net of $50 of letters of credit. At December 31, 2014, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 2.2 percent and 0.8 percent, respectively.

(2)	In connection with the RSC merger, on March 9, 2012, we issued the merger financing notes. See below for additional detail regarding each of the merger financing notes.

(3)	Upon consummation of the RSC merger, we assumed certain of RSC's debt, including capital leases. See below for additional detail regarding the assumed RSC debt.

(4)
During 2014, we redeemed all of our 10 1/4 percent Senior Notes and 9 1/4 percent Senior Notes. The 10 1/4 percent Senior Notes were part of the debt assumed upon consummation of the RSC merger. Upon redemption, we recognized an aggregate loss of $70 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the notes.

(5)
Contemporaneous with the National Pump acquisition discussed in note 3 to our consolidated financial statements, in 2014, URNA issued $525 principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes and $850 principal amount of 5 3/4 percent Senior Notes. See below for additional detail.

Short-term debt
As of December 31, 2014, our short-term debt primarily reflects $548 of borrowings under our accounts receivable securitization facility and $32 of 4 percent Convertible Senior Notes. As discussed below, in 2014, we amended our accounts receivable securitization facility. During the year ended December 31, 2014, the monthly average amount outstanding under the accounts receivable securitization facility, including both prior to and after amendment and renewal of the facility, was $473 and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the year ended December 31, 2014, including both prior to and after amendment and renewal of the facility, was $550.
Accounts Receivable Securitization Facility. In September 2014, we amended and renewed our accounts receivable securitization facility. The amended facility expires on September 17, 2015, has a facility size of $550, and may be extended on a 364-day basis by mutual agreement of the Company and the lenders under the facility. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2014, there were $662 of receivables, net of applicable reserves, in the collateral pool;

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
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before October 2016. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. As discussed below (see “Loan Covenants and Compliance”), the only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio. Since an October 2011 amendment of the facility and through December 31, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
As of December 31, 2014, the ABL facility was our only long-term variable rate debt instrument. During the year ended December 31, 2014, the monthly average amount outstanding under the ABL facility was $1.1 billion, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the year ended December 31, 2014 was $1.3 billion.
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
6 1/8 percent Senior Notes. In October 2012, URNA issued $400 aggregate principal amount of 6 1/8 percent Senior Notes (the “6 1/8 percent Notes”), which are due June 15, 2023. In March 2014, URNA issued $525 principal amount of 6 1/8 percent Notes as an add on to the existing 6 1/8 percent Notes. The notes issued in March 2014 have identical terms, and are fungible, with the existing 6 1/8 percent Notes. The net proceeds from the issuances of the 6 1/8 percent Notes were $939 (after deducting offering expenses). The 6 1/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 6 1/8 percent Notes may be redeemed by URNA on or after December 15, 2017, at specified redemption prices that range from 103.063 percent in 2017 to 100 percent in 2020 and thereafter. The indenture governing the 6 1/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) asset sales, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) dividends and other payments, (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees; and (x) mergers, consolidations or sales of substantially all of our assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 6 1/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the carrying value of the 6 1/8 percent Notes and the $925 principal amount relates to the $26 unamortized portion of the original issue premium recognized in conjunction with the March 2014 issuance, which is being amortized through the maturity date in 2023. The effective interest rate on the 6 1/8 percent Senior Notes is 5.7 percent.
5 3/4 percent Senior Notes. In March 2014, URNA issued $850 aggregate principal amount of 5 3/4 percent Senior Notes (the “5 3/4 percent Notes”) which are due November 15, 2024. The net proceeds from the issuance were $837 (after deducting offering expenses). The 5 3/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after May 15, 2019, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on May 15, 2019, to 100 percent in the 12-month period commencing on May 15, 2022 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
4 percent Convertible Senior Notes. In November 2009, Holdings issued $173 aggregate principal amount of unsecured 4 percent Convertible Senior Notes (the “4 percent Convertible Notes”), which are due November 15, 2015. The net proceeds from the sale of the 4 percent Convertible Notes were approximately $167, after commissions, fees and expenses, but before the $26 cost of the convertible note hedge transactions described below. Holders of the 4 percent Convertible Notes may convert them into shares of Holdings’ common stock prior to the close of business on the business day immediately preceding May 15, 2015 (subject to earlier conversion in certain circumstances) at an initial conversion price of approximately $11.11 per share of common stock (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the trading price of the 4 percent Convertible Notes falls below certain thresholds or (iii) specified corporate transactions occur. The difference between the December 31, 2014 carrying value of the 4 percent Convertible Notes and the outstanding principal amount of $34 reflects the $2 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Notes were redeemable at December 31, 2014, an amount equal to the $2 unamortized portion of the original issue discount is separately classified in our consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the fourth quarter of 2014, holders of the 4 percent Convertible Notes have the right to redeem the notes during the first quarter of 2015 at a conversion price of $11.11 per share of common stock. Since January 1, 2015, none of the 4 percent Convertible Notes were redeemed, however we have received redemption notices for $26 of the 4 percent Convertible Senior Notes which we expect to be redeemed in the first quarter of 2015.
If the total $34 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $310, assuming a conversion price of $102.01 (the closing price of our common stock on December 31, 2014)

per share of common stock. The $34 principal amount would be settled in cash, and the remaining $276 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the December 31, 2014 closing stock price, approximately 3 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $276 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $3 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our December 31, 2014 closing stock price, we estimate that we would receive approximately $3 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $12.10.
If Holdings undergoes a fundamental change (as defined in the indenture governing the 4 percent Convertible Notes), holders of the 4 percent Convertible Notes may require Holdings to repurchase all or any portion of their 4 percent Convertible Notes for cash at a price equal to 100 percent of the principal amount of the 4 percent Convertible Notes to be purchased plus any accrued and unpaid interest, including any additional interest, through but excluding the fundamental change purchase date. The difference between the December 31, 2014 carrying value of the 4 percent Convertible Notes and the $34 principal amount relates to the $2 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The original issue discount increased additional paid-in capital by $33, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit), and represents the difference between the $173 of gross proceeds from the 4 percent Convertible Notes issuance and the fair value of the debt component of the 4 percent Convertible Notes at issuance. The effective interest rate on the debt component of the 4 percent Convertible Notes is 11.6 percent. Upon conversion of the 4 percent Convertible Notes, we pay cash for the principal amount of the note, and cash, shares of our common stock, or a combination thereof, at our discretion, for the portion of the conversion value that exceeds the principal amount of the note.
In connection with the 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 0.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $80.00 or $100.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 2.6 million or 2.7 million shares, respectively.
Assumed RSC Debt
8 1/4 percent Senior Notes. In January 2011, RSC issued $650 aggregate principal amount of 8 1/4 percent Senior Notes (the “8 1/4 percent Notes”), which are due February 1, 2021. Upon consummation of the RSC merger, URNA assumed the 8 1/4 percent Notes. The 8 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 8 1/4 percent Notes may be redeemed on or after February 1, 2016 at specified redemption prices that range from 104.125 percent in 2016 to 100 percent in 2019 and thereafter. The indenture governing the 8 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (i) incur additional debt, (ii) pay dividends or distributions on their capital stock or repurchase their capital stock, (iii) make certain investments, (iv) create liens on their assets to secure debt, (v) enter into transactions with affiliates, (vi) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (vii) merge or consolidate with another company and (viii) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 8 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2014 carrying value of the 8 1/4 percent Notes and the $650 principal amount relates to the $37 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 8 1/4 percent Notes is 7.0 percent.
Merger Financing Notes
5 3/4 percent Senior Secured Notes. In March 2012, a special purpose entity formed for the purpose of issuing the notes and subsequently merged into URNA ("Funding SPV") issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes (the “5 3/4 percent Notes”) which are due July 15, 2018. The net proceeds from the sale of the 5 3/4 percent Notes were approximately $733 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 5 3/4 percent Notes. The 5 3/4 percent Notes are secured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after July 15, 2015, at specified redemption prices that range from 102.875 percent in 2015, to 100 percent in 2017 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 3/8 percent Senior Notes. In March 2012, Funding SPV issued $750 aggregate principal amount of 7 3/8 percent Senior Notes (the “7 3/8 percent Notes”) which are due May 15, 2020. The net proceeds from the sale of the 7 3/8 percent Notes were approximately $732 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 3/8 percent Notes. The 7 3/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 3/8 percent Notes may be redeemed on or after May 15, 2016, at specified redemption prices that range from 103.688 percent in 2016, to 100 percent in 2018 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 7 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 5/8 percent Senior Notes. In March 2012, Funding SPV issued $1.325 billion aggregate principal amount of 7 5/8 percent Senior Notes (the “7 5/8 percent Notes”) which are due April 15, 2022. The net proceeds from the sale of the 7 5/8 percent Notes were approximately $1.295 billion (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 5/8 percent Notes. The 7 5/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 5/8 percent Notes may be redeemed on or after April 15, 2017, at specified redemption prices that range from 103.813 percent in 2017, to 100 percent in 2020 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 7 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2014, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As discussed above, in October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility. Since the October 2011 amendment of the facility and through December 31, 2014, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
Maturities
Maturities of the Company’s debt (exclusive of any unamortized original issue discounts or premiums) for each of the next five years and thereafter at December 31, 2014 are as follows:

2015	$620
2016	1,333
2017	19
2018	760
2019	4
Thereafter	5,256
Total	$7,992

13.    Income Taxes
The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2014 are as follows:

	Year ended December 31,
	2014	2013	2012
Current
Federal	$2	$10	$—
Foreign	42	39	27
State and local	5	2	2
	49	51	29
Deferred
Federal	240	149	(22)
Foreign	2	4	2
State and local	19	14	4
	261	167	(16)
Total	$310	$218	$13

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to the income before provision for income taxes for each of the three years in the period ended December 31, 2014 is as follows:

	Year ended December 31,
	2014	2013	2012
Computed tax at statutory tax rate	$297	$212	$31
State income taxes, net of federal tax benefit (1)	22	15	5
Non-deductible expenses and other (2)	8	8	(8)
Foreign taxes	(17)	(17)	(15)
Total	$310	$218	$13

(1)	2012 state income taxes, net of federal tax benefit includes $8 of expense primarily related to the write-off of certain state deferred tax assets as a result of the RSC acquisition.

(2) 2012 non-deductible expenses and other includes a $6 Canadian tax benefit due to settlements with the Canadian Revenue Authority and a $2 transfer pricing tax benefit.
The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2014			December 31, 2013
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$66	$41	$107	$54	$59	$113
Intangibles	1	—	1	—	—	—
Debt cancellation and other	—	58	58	—	41	41
Net operating loss and credit carryforwards	181	56	237	206	69	275
Total deferred tax assets	248	155	403	260	169	429
Property and equipment	—	(1,535)	(1,535)	—	(1,259)	(1,259)
Intangibles	—	(312)	(312)	—	(369)	(369)
Valuation allowance	—	—	—	—	—	—
Total deferred tax liability	—	(1,847)	(1,847)	—	(1,628)	(1,628)
Total deferred income tax asset (liability)	$248	$(1,692)	$(1,444)	$260	$(1,459)	$(1,199)

The following table summarizes the activity related to unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

	2014	2013
Balance at January 1	$7	$5
Additions for tax positions of prior years	—	2
Balance at December 31	$7	$7

We include interest accrued on the underpayment of income taxes in interest expense, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Interest expense of less than $1 related to income tax was reflected in our consolidated statements of income for each of the years ended December 31, 2014, 2013 and 2012.
We file income tax returns in the United States and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2007. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2010. Canadian authorities have concluded income tax audits for periods through 2010. Canadian authorities have issued reassessments associated with completed Canadian transfer pricing audits for 2006 through 2010. Included in the balance of unrecognized tax benefits at December 31, 2014 are certain tax positions associated with Canadian transfer pricing. The Company has submitted a request to Canadian Competent Authority for resolution and is filing for an Advanced Pricing Arrangement ("APA") associated with our intercompany transactions. It is reasonably possible that the Canadian Competent Authority or APA request will be concluded within the next 12 months, and that the conclusion of either request will result in a settlement of reported unrecognized tax benefits for those tax positions during the next 12 months. However, based on the status of the ongoing requests and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $168, $153 and $144 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, unremitted earnings of foreign subsidiaries were approximately $595. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. If we changed our reinvestment policy and decided to remit earnings as a dividend, a deferred tax liability would arise. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.
We have net operating loss carryforwards (“NOLs”) of $915 for state income tax purposes that expire from 2015 through 2034. We have recorded a valuation allowance against this deferred asset of less than $1 as of December 31, 2014 and 2013. We have NOLs of $463 for federal income tax purposes that expire beginning in 2032. We have a federal alternative minimum tax (“AMT”) credit carryforward of $29. We have not recorded a valuation allowance against these deferred tax assets because it is deemed more likely than not that such benefits will be realized in the future. There were no new NOLs for federal income tax recognized in 2014. In 2014, the Company utilized $71 of existing NOLs to offset tax liabilities.

14.    Commitments and Contingencies
We are subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals included in our consolidated balance sheets for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Indemnification
The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law.
Operating Leases
We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2014:

	Real Estate Leases	Non-Rental Equipment Leases
2015	$100	$31
2016	86	29
2017	67	27
2018	48	20
2019	29	15
Thereafter	46	8
Total	$376	$130
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
Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $131, $135 and $175 for the years ended December 31, 2014, 2013 and 2012, respectively.
Capital Leases
Capital lease obligations consist primarily of vehicle and building leases with periods expiring at various dates through 2028. Capital lease obligations were $105 and $120 at December 31, 2014 and 2013, respectively. The following table presents capital lease financial statement information for the years ended December 31, 2014, 2013 and 2012, except for balance sheet information, which is presented as of December 31, 2014 and 2013:

	2014	2013	2012
Depreciation of rental equipment	$20	$22	$15
Non-rental depreciation and amortization	4	5	4
Rental equipment	177	171
Less accumulated depreciation	(45)	(38)
Rental equipment, net	132	133
Property and equipment, net:
Non-rental vehicles	13	18
Buildings	20	18
Less accumulated depreciation and amortization	(15)	(13)
Property and equipment, net	$18	$23

Future minimum lease payments for capital leases for each of the next five years and thereafter at December 31, 2014 are as follows:

2015	$42
2016	32
2017	20
2018	11
2019	4
Thereafter	8
Total	117
Less amount representing interest (1)	(12)
Capital lease obligations	$105

(1)	The weighted average interest rate on our capital lease obligations as of December 31, 2014 was approximately 5.3 percent.
Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $19, $17 and $11 in the years ended December 31, 2014, 2013 and 2012, respectively. The increase in Company contributions in 2013 from 2012 was primarily due to increased participation in the plans, including the impact of the RSC acquisition.
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

15.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2014 and 2013, there were (i) 0.7 million and 0.9 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, and (ii) 3.8 million and 17.5 million shares of common stock reserved for the conversion of 4 percent Convertible Notes, respectively. As discussed above (see note 12), based on the price of our common stock during the fourth quarter of 2014, holders of the 4 percent Convertible Notes may redeem them during the first quarter of 2015 at a conversion price of approximately $11.11 per share of common stock. Since January 1, 2015 (the beginning of the first quarter), none of the 4 percent Convertible Notes were redeemed, however we have received redemption notices for $26 of the 4 percent Convertible Senior Notes which we expect to be redeemed in the first quarter of 2015.

As of December 31, 2014, there were an aggregate of 1.3 million outstanding time and performance-based RSUs and 3.6 million shares available for grant of stock and options under our 2010 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,536	$9.30
Granted	1,148	22.17
Exercised	(1,362)	15.42
Canceled	(34)	32.26
Outstanding at December 31, 2012	1,288	13.69
Granted	74	53.78
Exercised	(484)	12.22
Canceled	(3)	23.63
Outstanding at December 31, 2013	875	17.85
Granted	—	—
Exercised	(213)	11.21
Canceled	(10)	19.98
Outstanding at December 31, 2014	652	19.99
Exercisable at December 31, 2012	770	$10.97
Exercisable at December 31, 2013	684	$11.67
Exercisable at December 31, 2014	564	$16.18

As of December 31, 2014 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$0.01-5.00	140	4.2	$3.38	140	$3.38
5.01-10.00	193	5.2	8.32	193	8.32
10.01-15.00	22	4.1	14.42	22	14.42
15.01-20.00	30	3.8	16.38	30	16.38
25.01-30.00	73	4.6	25.82	52	25.89
30.01-35.00	69	6.2	31.64	69	31.64
40.01-45.00	51	7.1	41.25	34	41.25
50.01-55.00	74	8.2	53.78	24	53.78
	652		$19.99	564	$16.18
The following table presents information associated with options as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Intrinsic value of options outstanding as of December 31	$53	$53
Intrinsic value of options exercisable as of December 31	48	45
Intrinsic value of options exercised	17	21	33
Weighted-average grant date fair value per option	$—	$24.56	$29.52

In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest over the performance period which is currently the calendar year. There were 396 thousand shares of common stock issued upon vesting of RSUs during 2014, net of 227 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2014	2013	2012
RSUs granted	805	894	1,216
Weighted-average grant date price per unit	$92.28	$57.50	$43.98

As of December 31, 2014, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $29. The weighted-average period over which this compensation cost is expected to be recognized is 1.8 years.

We issued $15 of restricted stock in connection with the National Pump acquisition discussed in note 3 to our consolidated financial statements. We are recording stock compensation expense associated with these grants over the restriction period which is generally three years. We recorded $4 of expense related to these grants in the year ended December 31, 2014.
A summary of RSU activity for the year ended December 31, 2014 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2013	763	$46.06
Granted	805	92.28
Vested	(817)	71.16
Forfeited	(49)	63.22
Nonvested as of December 31, 2014	702	$68.11

The total fair value of RSUs vested during the fiscal years ended December 31, 2014, 2013 and 2012 was $54, $53, and $43, respectively.

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms on September 27, 2011. Our board of directors elected not to renew or extend the plan.

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2014 (1):
Total revenues	$1,178	$1,399	$1,544	$1,564	$5,685
Gross profit	448	589	688	707	2,432
Operating income	218	325	422	426	1,391
Net income	60	94	192	194	540
Earnings per share—basic	0.63	0.98	1.95	1.96	5.54
Earnings per share—diluted (3)	0.56	0.90	1.84	1.88	5.15
For the year ended December 31, 2013 (2):
Total revenues	$1,100	$1,206	$1,311	$1,338	$4,955
Gross profit	385	471	564	567	1,987
Operating income	149	250	337	342	1,078
Net income	21	83	143	140	387
Earnings per share—basic	0.22	0.89	1.53	1.49	4.14
Earnings per share—diluted (3)	0.19	0.78	1.35	1.31	3.64

(1)
The fourth quarter of 2014 includes an increase in bad debt expense of $8 as compared to the fourth quarter of 2013 primarily due to improved receivable aging which reduced the expense in the fourth quarter of 2013. Additionally, the fourth quarter of 2014 includes an increase in stock compensation, net of $14 as compared to the fourth quarter of 2013 primarily due to improved profitability which resulted in increased performance based stock compensation.

(2)
The fourth quarter of 2013 includes a reduction in bad debt expense of $17 as compared to the fourth quarter of 2012 primarily due to improved receivable aging. In the fourth quarter of 2013, we recognized a benefit of $3 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves.

(3)	Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2014:
Merger related costs (4)	$(0.01)	$(0.05)	$(0.02)	$0.02	$(0.06)
Merger related intangible asset amortization (5)	(0.22)	(0.29)	(0.29)	(0.30)	(1.10)
Impact on depreciation related to acquired RSC fleet and property and equipment (6)	—	0.01	0.01	0.01	0.03
Impact of the fair value mark-up of acquired RSC fleet (7)	(0.05)	(0.06)	(0.05)	(0.05)	(0.21)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (8)	0.01	0.01	—	0.01	0.03
Restructuring charge (9)	(0.01)	0.01	0.01	—	0.01
Loss on extinguishment of debt securities	(0.06)	(0.38)	(0.02)	—	(0.46)
For the year ended December 31, 2013:
Merger related costs (4)	$(0.03)	$(0.01)	$—	$—	$(0.05)
Merger related intangible asset amortization (5)	(0.24)	(0.24)	(0.23)	(0.24)	(0.94)
Impact on depreciation related to acquired RSC fleet and property and equipment (6)	0.01	0.01	0.01	0.01	0.04
Impact of the fair value mark-up of acquired RSC fleet (7)	(0.08)	(0.07)	(0.05)	(0.06)	(0.25)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (8)	0.01	0.01	0.01	0.01	0.04
Restructuring charge (9)	(0.04)	(0.03)	(0.01)	—	(0.07)
Asset impairment charge (10)	(0.01)	(0.01)	—	—	(0.02)
Loss on extinguishment of debt securities, including subordinated convertible debentures	(0.01)	—	(0.01)	—	(0.02)

(4)	This reflects transaction costs associated with the RSC and National Pump acquisitions discussed in note 3 to our consolidated financial statements.

(5)	This reflects the amortization of the intangible assets acquired in the RSC and National Pump acquisitions.

(6)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(7)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(8)
This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition. See note 12 to our consolidated financial statements for additional detail on the acquired debt.

(9)	As discussed in note 5 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with the RSC merger and our closed restructuring program.

(10)
As discussed in note 5 to our consolidated financial statements, this charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with the RSC acquisition and our closed restructuring program.

17.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. The diluted earnings per share for the years ended December 31, 2013 and 2012 exclude the impact of approximately 0.3 million and 1.8 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income available to common stockholders	$540	$387	$75
Denominator:
Denominator for basic earnings per share—weighted-average common shares	97,489	93,436	82,960
Effect of dilutive securities:
Employee stock options and warrants	394	504	720
Convertible subordinated notes—4 percent	6,386	11,769	10,632
Restricted stock units	687	582	536
Denominator for diluted earnings per share—adjusted weighted-average common shares	104,956	106,291	94,848
Basic earnings per share	$5.54	$4.14	$0.91
Diluted earnings per share	$5.15	$3.64	$0.79

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
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to pay dividends. As of December 31, 2014, the amount available for distribution under the most restrictive of these covenants was $242.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$8	$—	$150	$—	$—	$158
Accounts receivable, net	—	37	—	144	759	—	940
Intercompany receivable (payable)	476	(428)	(60)	(109)	—	121	—
Inventory	—	69	—	9	—	—	78
Prepaid expenses and other assets	—	113	1	8	—	—	122
Deferred taxes	—	246	—	2	—	—	248
Total current assets	476	45	(59)	204	759	121	1,546
Rental equipment, net	—	5,399	—	609	—	—	6,008
Property and equipment, net	42	332	21	43	—	—	438
Investments in subsidiaries	1,330	1,185	1,040	—	—	(3,555)	—
Goodwill	—	3,000	—	272	—	—	3,272
Other intangibles, net	—	1,014	—	92	—	—	1,106
Other long-term assets	1	96	—	—	—	—	97
Total assets	$1,849	$11,071	$1,002	$1,220	$759	$(3,434)	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$32	$38	$—	$—	$548	$—	$618
Accounts payable	—	248	—	37	—	—	285
Accrued expenses and other liabilities	—	499	19	57	—	—	575
Total current liabilities	32	785	19	94	548	—	1,478
Long-term debt	—	7,298	130	6	—	—	7,434
Deferred taxes	19	1,594	—	79	—	—	1,692
Other long-term liabilities	—	64	—	1	—	—	65
Total liabilities	51	9,741	149	180	548	—	10,669
Temporary equity (note 12)	2	—	—	—	—	—	2
Total stockholders’ equity (deficit)	1,796	1,330	853	1,040	211	(3,434)	1,796
Total liabilities and stockholders’ equity (deficit)	$1,849	$11,071	$1,002	$1,220	$759	$(3,434)	$12,467

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$17	$—	$158	$—	$—	$175
Accounts receivable, net	—	36	—	140	628	—	804
Intercompany receivable (payable)	308	(257)	(51)	(132)	—	132	—
Inventory	—	62	—	8	—	—	70
Prepaid expenses and other assets	—	42	1	10	—	—	53
Deferred taxes	—	258	—	2	—	—	260
Total current assets	308	158	(50)	186	628	132	1,362
Rental equipment, net	—	4,768	—	606	—	—	5,374
Property and equipment, net	48	313	20	40	—	—	421
Investments in subsidiaries	1,648	1,132	997	—	—	(3,777)	—
Goodwill	—	2,708	—	245	—	—	2,953
Other intangibles, net	—	931	—	87	—	—	1,018
Other long-term assets	2	100	—	—	1	—	103
Total assets	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$136	$38	$—	$—	$430	$—	$604
Accounts payable	—	254	—	38	—	—	292
Accrued expenses and other liabilities	1	327	25	36	1	—	390
Total current liabilities	137	619	25	74	431	—	1,286
Long-term debt	—	6,421	140	8	—	—	6,569
Deferred taxes	21	1,357	—	81	—	—	1,459
Other long-term liabilities	—	65	—	4	—	—	69
Total liabilities	158	8,462	165	167	431	—	9,383
Temporary equity (note 12)	20	—	—	—	—	—	20
Total stockholders’ equity (deficit)	1,828	1,648	802	997	198	(3,645)	1,828
Total liabilities and stockholders’ equity (deficit)	$2,006	$10,110	$967	$1,164	$629	$(3,645)	$11,231

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2014

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,217	$—	$602	$—	$—	$4,819
Sales of rental equipment	—	478	—	66	—	—	544
Sales of new equipment	—	124	—	25	—	—	149
Contractor supplies sales	—	70	—	15	—	—	85
Service and other revenues	—	73	—	15	—	—	88
Total revenues	—	4,962	—	723	—	—	5,685
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,558	—	248	—	—	1,806
Depreciation of rental equipment	—	820	—	101	—	—	921
Cost of rental equipment sales	—	277	—	38	—	—	315
Cost of new equipment sales	—	101	—	19	—	—	120
Cost of contractor supplies sales	—	49	—	10	—	—	59
Cost of service and other revenues	—	27	—	5	—	—	32
Total cost of revenues	—	2,832	—	421	—	—	3,253
Gross profit	—	2,130	—	302	—	—	2,432
Selling, general and administrative expenses	55	607	3	84	9	—	758
Merger related costs	—	11	—	—	—	—	11
Restructuring charge	—	(1)	—	—	—	—	(1)
Non-rental depreciation and amortization	17	226	1	29	—	—	273
Operating (loss) income	(72)	1,287	(4)	189	(9)	—	1,391
Interest expense (income), net	9	538	5	4	5	(6)	555
Other (income) expense, net	(149)	212	(3)	17	(91)	—	(14)
Income (loss) before provision for income taxes	68	537	(6)	168	77	6	850
Provision for income taxes	1	236	—	43	30	—	310
Income (loss) before equity in net earnings (loss) of subsidiaries	67	301	(6)	125	47	6	540
Equity in net earnings (loss) of subsidiaries	473	172	125	—	—	(770)	—
Net income (loss)	540	473	119	125	47	(764)	540
Other comprehensive (loss) income	(93)	(93)	(90)	(72)	—	255	(93)
Comprehensive income (loss)	$447	$380	$29	$53	$47	$(509)	$447

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2013

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$3,612	$—	$584	$—	$—	$4,196
Sales of rental equipment	—	438	—	52	—	—	490
Sales of new equipment	—	82	—	22	—	—	104
Contractor supplies sales	—	70	—	17	—	—	87
Service and other revenues	—	62	—	16	—	—	78
Total revenues	—	4,264	—	691	—	—	4,955
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,391	—	243	—	—	1,634
Depreciation of rental equipment	—	752	—	100	—	—	852
Cost of rental equipment sales	—	283	—	31	—	—	314
Cost of new equipment sales	—	67	—	17	—	—	84
Cost of contractor supplies sales	—	48	—	11	—	—	59
Cost of service and other revenues	—	19	—	6	—	—	25
Total cost of revenues	—	2,560	—	408	—	—	2,968
Gross profit	—	1,704	—	283	—	—	1,987
Selling, general and administrative expenses	8	541	—	88	5	—	642
Merger related costs	—	9	—	—	—	—	9
Restructuring charge	—	12	—	—	—	—	12
Non-rental depreciation and amortization	17	210	—	19	—	—	246
Operating (loss) income	(25)	932	—	176	(5)	—	1,078
Interest expense (income), net	12	454	6	5	5	(7)	475
Interest expense-subordinated convertible debentures	3	—	—	—	—	—	3
Other (income) expense, net	(132)	191	—	18	(82)	—	(5)
Income (loss) before provision (benefit) for income taxes	92	287	(6)	153	72	7	605
Provision (benefit) for income taxes	38	113	(2)	41	28	—	218
Income (loss) before equity in net earnings (loss) of subsidiaries	54	174	(4)	112	44	7	387
Equity in net earnings (loss) of subsidiaries	333	159	112	—	—	(604)	—
Net income (loss)	387	333	108	112	44	(597)	387
Other comprehensive (loss) income	(65)	(65)	(65)	(50)	—	180	(65)
Comprehensive income (loss)	$322	$268	$43	$62	$44	$(417)	$322

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2012

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV (1)	Eliminations	Total
Revenues:
Equipment rentals	$—	$2,699	$249	$507	$—	$—	$3,455
Sales of rental equipment	—	318	32	49	—	—	399
Sales of new equipment	—	60	7	26	—	—	93
Contractor supplies sales	—	60	7	20	—	—	87
Service and other revenues	—	58	8	17	—	—	83
Total revenues	—	3,195	303	619	—	—	4,117
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,071	116	205	—	—	1,392
Depreciation of rental equipment	—	558	50	91	—	—	699
Cost of rental equipment sales	—	223	20	31	—	—	274
Cost of new equipment sales	—	48	6	20	—	—	74
Cost of contractor supplies sales	—	44	5	13	—	—	62
Cost of service and other revenues	—	21	3	5	—	—	29
Total cost of revenues	—	1,965	200	365	—	—	2,530
Gross profit	—	1,230	103	254	—	—	1,587
Selling, general and administrative expenses	—	434	48	74	32	—	588
Merger related costs	—	111	—	—	—	—	111
Restructuring charge	—	95	—	4	—	—	99
Non-rental depreciation and amortization	16	160	5	17	—	—	198
Operating (loss) income	(16)	430	50	159	(32)	—	591
Interest expense (income), net	13	432	35	3	33	(4)	512
Interest expense-subordinated convertible debentures	4	—	—	—	—	—	4
Other (income) expense, net	(86)	123	10	12	(72)	—	(13)
Income (loss) before provision (benefit) for income taxes	53	(125)	5	144	7	4	88
Provision (benefit) for income taxes	60	(93)	15	28	3	—	13
(Loss) income before equity in net earnings (loss) of subsidiaries	(7)	(32)	(10)	116	4	4	75
Equity in net earnings (loss) of subsidiaries	82	114	118	—	—	(314)	—
Net income (loss)	75	82	108	116	4	(310)	75
Other comprehensive income (loss)	9	9	8	3	—	(20)	9
Comprehensive income (loss)	$84	$91	$116	$119	$4	$(330)	$84

(1)	Includes interest expense prior to the April 30, 2012 RSC acquisition date on the merger financing debt issued by Funding SPV, as discussed further in note 12 to our consolidated financial statements.

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2014

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$13	$1,644	$4	$223	$(83)	$—	$1,801
Net cash used in investing activities	(13)	(1,773)	—	(214)	—	—	(2,000)
Net cash provided by (used in) financing activities	—	120	(4)	(3)	83	—	196
Effect of foreign exchange rates	—	—	—	(14)	—	—	(14)
Net decrease in cash and cash equivalents	—	(9)	—	(8)	—	—	(17)
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$8	$—	$150	$—	$—	$158

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2013

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by operating activities	$26	$1,285	$4	$216	$20	$—	$1,551
Net cash used in investing activities	(26)	(1,018)	—	(133)	—	—	(1,177)
Net cash used in financing activities	—	(270)	(4)	(1)	(20)	—	(295)
Effect of foreign exchange rates	—	—	—	(10)	—	—	(10)
Net (decrease) increase in cash and cash equivalents	—	(3)	—	72	—	—	69
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$17	$—	$158	$—	$—	$175

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2012

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$7	$654	$151	$153	$(244)	$—	$721
Net cash used in investing activities	(7)	(1,851)	(155)	(91)	—	—	(2,104)
Net cash provided by (used in) financing activities	—	1,211	4	(6)	244	—	1,453
Effect of foreign exchange rate	—	—	—	—	—	—	—
Net increase in cash and cash equivalents	—	14	—	56	—	—	70
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$20	$—	$86	$—	$—	$106

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Acquired	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts	$49	$—	$13	$19	(a)	$43
Reserve for obsolescence and shrinkage	3	—	18	18	(b)	3
Self-insurance reserve	94	—	105	107	(c)	92
Year ended December 31, 2013:
Allowance for doubtful accounts	$64	$—	$4	$19	(a)	$49
Reserve for obsolescence and shrinkage	3	—	16	16	(b)	3
Self-insurance reserve	97	—	92	95	(c)	94
Year ended December 31, 2012:
Allowance for doubtful accounts	$33	$13	$37	$19	(a)	$64
Reserve for obsolescence and shrinkage	2	1	13	13	(b)	3
Self-insurance reserve	83	21	84	91	(c)	97

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
The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, United Rentals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 of United Rentals, Inc. and our report dated January 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
January 21, 2015

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), which is expected to be filed with the SEC on or before March 24, 2015.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2015 Proxy Statement, which is expected to be filed with the SEC on or before March 24, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2015 Proxy Statement, which is expected to be filed with the SEC on or before March 24, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2015 Proxy Statement, which is expected to be filed with the SEC on or before March 24, 2015.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2015 Proxy Statement, which is expected to be filed with the SEC on or before March 24, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2014 and 2013
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
United Rentals, Inc. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 2014, 2013 and 2012
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

2	(c)
Asset Purchase Agreement, dated as of March 7, 2014, by and among United Rentals (North America), Inc. and United Rentals of Canada, Inc., on the one hand, and LD Services, LLC, National Pump & Compressor, Ltd., Canadian Pump & Compressor Ltd., GulfCo Industrial Equipment, L.P. (collectively, the “Sellers”) and the general partner and limited partners, members, shareholders or other equity holders of each Seller, as the case may be, on the other hand (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. Report on Form 8-K filed on March 10, 2014)

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

Exhibit Number		Description of Exhibit
4	(b)
Indenture, dated as of November 17, 2009, relating to 4 percent Convertible Senior Notes due 2015, between United Rentals, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(c)	Form of 4 percent Convertible Senior Notes due 2015 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(d)
Indenture, dated as of October 26, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.'s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

4	(e)
Supplemental Indenture, dated as of December 1, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.'s subsidiaries named therein and The Bank of New York Mellon, as Trustee
 (incorporated by reference to Exhibit 4(ff) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)

4	(f)
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

4	(g)	Form of 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

4	(h)
Indenture, dated as of March 9, 2012, relating to 5 3/4 percent Senior Secured Notes due 2018, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(i)
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

4	(k)
First Supplemental Indenture, dated as of April 30, 2012, relating to 7 3/8 percent Senior Notes due 2020, among UR Financing Escrow Corporation. UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(l)
Indenture, dated as of March 9, 2012, relating to 7 5/8 percent Senior Notes due 2022, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(m)
First Supplemental Indenture, dated as of April 30, 2012, relating to 7 5/8 percent Senior Notes due 2022, among UR Financing Escrow Corporation, UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(n)
Indenture, dated as of October 30, 2012, relating to 6 1/8 percent Senior Notes due 2023, among United Rentals (North America), Inc., United Rentals, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 30, 2012)

4	(o)
Indenture, dated as of January 19, 2011, relating to 8 1/4 percent Senior Notes due 2021, among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the RSC Holdings Inc. Report on Form 8-K filed on January 20, 2011)

Exhibit Number		Description of Exhibit
4	(p)
First Supplemental Indenture, dated as of April 30, 2012, relating to RSC 8 1/4 percent Senior Notes due 2021, between UR Merger Sub Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(q)
Second Supplemental Indenture, dated as of April 30, 2012, relating to RSC 8 1/4 percent Senior Notes due 2021, among UR Merger Sub Corporation, the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.11 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(r)
Indenture, dated as of March 26, 2014, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2024 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 8-K filed on March 26, 2014)

10	(a)
2001 Comprehensive Stock Plan of United Rentals, Inc. (formerly the 2001 Senior Stock Plan) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(b)
United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(c)
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

10	(e)
Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(f)
United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(g)
Amendment Number One to the United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(j) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(h)
United Rentals, Inc. 2009 Annual Incentive Compensation Plan, effective for bonuses granted for the 2009 fiscal year (incorporated by reference to Annex A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on April 30, 2009)‡

10	(i)
United Rentals, Inc. Long-Term Incentive Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(j)
United Rentals, Inc. Second Amended and Restated 2010 Long Term Incentive Plan (incorporated by reference to Appendix C of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2014‡

10	(k)
Form of United Rentals, Inc. 2010 Long-Term Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2010)‡

10	(l)
Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(m)
United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

Exhibit Number		Description of Exhibit
10	(n)
Amendment Number One to the United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(p) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(o)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(p)
Form of United Rentals, Inc., Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(q)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(r)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(s)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(t)
Form of Directors Option Agreement of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on March 8, 2005)‡

10	(u)
Form of United Rentals, Inc. 2012 Performance Award Agreement for Senior Management (incorporated by reference to Exhibit 10(j) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2012)‡

10	(v)
Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 24, 2015, are hereby incorporated by reference‡

10	(w)	RSC Holdings Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Registration Statement on Form S-8, No. 333-181084 filed on May 1, 2012)‡

10	(x)
Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

10	(y)
First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on January 15, 2009)‡

10	(z)
Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

10	(aa)
Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(dd) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(bb)
Fifth Amendment, effective October 22, 2012, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for year ended December 31, 2012)‡

10	(cc)
Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

Exhibit Number		Description of Exhibit
10	(dd)
Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on November 25, 2008)‡

10	(ee)
Second Amendment, effective as of December 1, 2008, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(ff)
Third Amendment, dated as of December 22, 2011, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(hh) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2011)‡

10	(gg)
Fourth Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2012) ‡

10	(hh)
Employment Agreement, dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on September 1, 2006)‡

10	(ii)
First Amendment, effective as of August 30, 2006, to the Employment Agreement between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(jj)
Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)‡

10	(kk)
First Amendment, dated as of March 31, 2010, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(ll)
Second Amendment, effective as of February 2, 2009, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(nn) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(mm)
Third Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and Jonathan M. Gottsegen (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2012) ‡

10	(nn)
Employment Agreement, dated as of March 12, 2010, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(oo)
First Amendment, effective as of March 12, 2010, to the Employment Agreement between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(rr) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(pp)
First Amendment, dated April 28, 2008, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

10	(qq)
Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2013) ‡

10	(rr)*	Employment Agreement, effective as of December 1, 2014 between United Rentals, Inc. and Jessica Graziano‡

10	(ss)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

Exhibit Number		Description of Exhibit
10	(tt)
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

10	(uu)
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

10	(vv)
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

10	(ww)
Amended and Restated U.S. Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(xx)
Supplement to the U.S. Security Agreement, dated as of April 30, 2012, by and among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(yy)
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

10	(zz)
Supplement to the Intellectual Property Security Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.9 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(aaa)
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

10	(bbb)
Supplement to the U.S. Guarantee Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(ccc)
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

10	(ddd)
Supplement to the Canadian Security Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(eee)
Amended and Restated Canadian URFLP Guarantee, dated October 14, 2011, by United Rentals of Nova Scotia (No. 1), ULC and United Rentals of Nova Scotia (No. 2), ULC (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

Exhibit Number		Description of Exhibit
10	(fff)
Amended and Restated Canadian Guarantee, dated October 14, 2011, by United Rentals, Inc., United Rentals (North America), Inc. and certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named therein (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(ggg)
Supplement to the Canadian Guarantee Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.8 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(hhh)
Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Note Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(iii)
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

10	(kkk)
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

10	(lll)
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

10	(mmm)
Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of September 18, 2014, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on September 19, 2014)

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

10	(qqq)
Form of Capped Call Confirmation, dated as of November 10, 2009, between United Rentals, Inc. and each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009) ‡‡

Exhibit Number		Description of Exhibit
10	(rrr)
Incremental Assumption Agreement, dated as of March 5, 2012, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership and certain other subsidiaries of United Rentals, Inc. and Bank of America, N.A., as agent and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 8, 2012)

10	(sss)
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

10	(ttt)
Intercreditor Agreement, dated as of March 9, 2012 among Bank of America, N.A. as credit agreement agent and Wells Fargo Bank, National Association as notes trustee and second lien collateral agent, acknowledged by UR Merger Sub Corporation, the Company and certain other grantors (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10	(uuu)
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

101
The following materials from the Annual Report on Form 10-K for the Company and URNA, for the year ended December 31, 2014, filed on January 21, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

‡	This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

‡‡
The Company also entered into a Form of Additional Capped Call Option, dated November 13, 2009 with each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc which is substantially identical to Exhibit 10(qqq) and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.
Date:	January 21, 2015	By:	/s/ MICHAEL J. KNEELAND
Michael J. Kneeland, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ JENNE K. BRITELL	Chairman	January 20, 2015
Jenne K. Britell

/S/ JOSÉ B. ALVAREZ	Director	January 20, 2015
José B. Alvarez

/S/ BOBBY J. GRIFFIN	Director	January 20, 2015
Bobby J. Griffin

/S/ PIERRE E. LEROY	Director	January 20, 2015
Pierre E. Leroy

/S/ SINGLETON B. MCALLISTER	Director	January 20, 2015
Singleton B. McAllister

/S/ BRIAN D. MCAULEY	Director	January 20, 2015
Brian D. McAuley

/S/ JOHN S. MCKINNEY	Director	January 20, 2015
John S. McKinney

/S/ JAMES H. OZANNE	Director	January 20, 2015
James H. Ozanne

/S/ JASON D. PAPASTAVROU	Director	January 20, 2015
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 20, 2015
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 20, 2015
Donald C. Roof

/S/ L. “KEITH” WIMBUSH	Director	January 20, 2015
L. “Keith” Wimbush

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	January 21, 2015
Michael J. Kneeland

/S/ WILLIAM B. PLUMMER	Chief Financial Officer (Principal Financial Officer)	January 21, 2015
William B. Plummer

/S/ JESSICA T. GRAZIANO	Vice President, Controller (Principal Accounting Officer)	January 21, 2015
Jessica T. Graziano