Form 10-Q
period 2015-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2015-04-21
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of April 17, 2015, there were 96,970,015 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

•
our significant indebtedness (which totaled $8.1 billion at March 31, 2015) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$257	$158
Accounts receivable, net of allowance for doubtful accounts of $45 at March 31, 2015 and $43 at December 31, 2014	848	940
Inventory	81	78
Prepaid expenses and other assets	51	122
Deferred taxes	215	248
Total current assets	1,452	1,546
Rental equipment, net	5,988	6,008
Property and equipment, net	428	438
Goodwill	3,249	3,272
Other intangible assets, net	1,047	1,106
Other long-term assets	118	97
Total assets	$12,282	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$593	$618
Accounts payable	465	285
Accrued expenses and other liabilities	497	575
Total current liabilities	1,555	1,478
Long-term debt	7,482	7,434
Deferred taxes	1,690	1,692
Other long-term liabilities	60	65
Total liabilities	10,787	10,669
Temporary equity (note 7)	1	2
Common stock—$0.01 par value, 500,000,000 shares authorized, 110,822,519 and 96,928,055 shares issued and outstanding, respectively, at March 31, 2015 and 108,233,686 and 97,877,580 shares issued and outstanding, respectively, at December 31, 2014	1	1
Additional paid-in capital	2,156	2,168
Retained earnings	618	503
Treasury stock at cost—13,894,464 and 10,356,106 shares at March 31, 2015 and December 31, 2014, respectively	(1,118)	(802)
Accumulated other comprehensive loss	(163)	(74)
Total stockholders’ equity	1,494	1,796
Total liabilities and stockholders’ equity	$12,282	$12,467
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Equipment rentals	$1,125	$1,005
Sales of rental equipment	116	110
Sales of new equipment	33	26
Contractor supplies sales	18	19
Service and other revenues	23	18
Total revenues	1,315	1,178
Cost of revenues:
Cost of equipment rentals, excluding depreciation	444	409
Depreciation of rental equipment	235	217
Cost of rental equipment sales	64	65
Cost of new equipment sales	27	20
Cost of contractor supplies sales	12	13
Cost of service and other revenues	9	6
Total cost of revenues	791	730
Gross profit	524	448
Selling, general and administrative expenses	181	168
Merger related costs	(27)	1
Restructuring charge	1	1
Non-rental depreciation and amortization	69	60
Operating income	300	218
Interest expense, net	121	125
Other income, net	(3)	(1)
Income before provision for income taxes	182	94
Provision for income taxes	67	34
Net income	$115	$60
Basic earnings per share	$1.19	$0.63
Diluted earnings per share	$1.16	$0.56
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2015	2014
Net income	$115	$60
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(89)	(38)
Fixed price diesel swaps	—	(1)
Other comprehensive loss	(89)	(39)
Comprehensive income (1)	$26	$21

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive loss during 2015 or 2014. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive loss during 2015 or 2014.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2014	98	$1	$2,168	$503	10	$(802)	$(74)
Net income				115
Foreign currency translation adjustments							(89)
Stock compensation expense, net			14
4 percent Convertible Senior Notes (2)	3		1
Shares repurchased and retired			(27)
Repurchase of common stock	(4)				4	(316)
Balance at March 31, 2015	97	$1	$2,156	$618	$14	$(1,118)	$(163)

(1)An aggregate of less than 5 million net shares were issued during the year ended December 31, 2014.
(2)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and the conversion of a portion of the 4 percent Convertible Senior Notes during the three months ended March 31, 2015. See note 7 to our condensed consolidated financial statements for additional detail.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$115	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304	277
Amortization of deferred financing costs and original issue discounts	3	5
Gain on sales of rental equipment	(52)	(45)
Gain on sales of non-rental equipment	(2)	(1)
Stock compensation expense, net	14	12
Merger related costs	(27)	1
Restructuring charge	1	1
Loss on repurchase/redemption of debt securities and amendment of ABL facility	2	11
Increase in deferred taxes	39	22
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	81	47
Increase in inventory	(4)	(32)
Decrease (increase) in prepaid expenses and other assets	18	(4)
Increase in accounts payable	184	163
Decrease in accrued expenses and other liabilities	(1)	(9)
Net cash provided by operating activities	675	508
Cash Flows From Investing Activities:
Purchases of rental equipment	(323)	(333)
Purchases of non-rental equipment	(22)	(18)
Proceeds from sales of rental equipment	116	110
Proceeds from sales of non-rental equipment	4	11
Purchases of other companies, net of cash acquired	—	(1)
Net cash used in investing activities	(225)	(231)
Cash Flows From Financing Activities:
Proceeds from debt	2,736	2,398
Payments of debt	(2,704)	(2,543)
Proceeds from the exercise of common stock options	—	1
Common stock repurchased	(343)	(61)
Payments of financing costs	(24)	(20)
Cash received in connection with the 4 percent Convertible Senior Notes and related hedge, net	—	7
Net cash used in financing activities	(335)	(218)
Effect of foreign exchange rates	(16)	(7)
Net increase in cash and cash equivalents	99	52
Cash and cash equivalents at beginning of period	158	175
Cash and cash equivalents at end of period	$257	$227
Supplemental disclosure of cash flow information:
Cash (received) paid for income taxes, net	$(35)	$9
Cash paid for interest	91	84
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2014 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016, although the FASB has agreed to propose a one-year deferral of the effective date. Early adoption is not permitted. We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.
Interest—Imputation of Interest. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements, although it will change the financial statement classification of our debt issuance costs. As of March 31, 2015, $111 of net debt issuance costs were included in total assets in our condensed consolidated balance sheet. Under the new guidance, the net debt issuance costs would reduce our total debt.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(1) Consists of cash paid of $714 and a ‘hold back’ of $59 that was paid in April 2015.
(2) Reflects the acquisition date fair value of the following additional potential cash consideration to be paid based on the achievement of the following financial targets (see note 6 to our condensed consolidated financial statements for a discussion of changes to the fair value subsequent to the acquisition date):
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

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
(3) $321 of the goodwill was assigned to our trench, power and pump segment and $12 of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of National Pump's going-concern value, the value of National Pump's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $321 of goodwill is expected to be deductible for income tax purposes. The amount of goodwill that is expected to be deductible for income tax purposes declined during the three months ended March 31, 2015 due to a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements.
The three months ended March 31, 2015 include a National Pump acquisition-related cost reduction of $27. The cost reduction reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements. The cost reduction is included in “Merger related costs” in our condensed

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

consolidated statements of income, which also include costs associated with the 2012 acquisition of RSC Holdings Inc. (“RSC”). The merger related costs are comprised of financial and legal advisory fees, and changes subsequent to the acquisition date to the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements. We do not expect to incur significant additional charges in connection with the acquisition subsequent to March 31, 2015. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, we capitalized $22 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our condensed consolidated balance sheets.
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the National Pump acquisition as if it had been completed on January 1, 2014 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The table below presents unaudited pro forma consolidated income statement information as if National Pump had been included in our consolidated results for the entire period reflected:

Three Months Ended
March 31,
2014
United Rentals historic revenues	$1,178
National Pump historic revenues	62
Pro forma revenues	1,240
United Rentals historic pretax income	94
National Pump historic pretax income	20
Combined pretax income	114
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(1)
Intangible asset amortization (2)	(12)
Interest expense (3)	(6)
Elimination of merger costs (4)	1
Pro forma pretax income	$96
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the National Pump acquisition. The useful lives assigned to such equipment didn’t change significantly from the lives historically used by National Pump.
(2) The intangible assets acquired in the National Pump acquisition were amortized.
(3) In connection with the National Pump acquisition, URNA issued $525 principal amount of 6 1/8 percent Senior Notes (as an add on to our existing 6 1/8 percent Senior Notes) and $850 principal amount of 5 3/4 percent Senior Notes, and all our outstanding 9 1/4 percent Senior Notes were redeemed. Interest expense was adjusted to reflect these changes in our debt portfolio.
(4) Merger related costs, primarily comprised of financial and legal advisory fees, associated with the National Pump acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
For the three months ended March 31, 2015, National Pump revenue and pretax loss included in our condensed consolidated financial statements were $57 and $2, respectively. The National Pump pretax loss excludes merger related costs which are not allocated to our segments. The loss for the three months ended March 31, 2015 primarily reflects volume and pricing pressure associated with upstream oil and gas customers, and the amortization of the intangible assets acquired in the National Pump acquisition.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Segment Information
Our reportable segments are general rentals and trench, power and pump. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada. The trench, power and pump segment includes the rental of specialty construction products and related services. The trench, power and pump segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, the Power and HVAC (heating, ventilating and air conditioning) region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2015
Equipment rentals	$976	$149	$1,125
Sales of rental equipment	108	8	116
Sales of new equipment	26	7	33
Contractor supplies sales	15	3	18
Service and other revenues	19	4	23
Total revenue	1,144	171	1,315
Depreciation and amortization expense	262	42	304
Equipment rentals gross profit	383	63	446
Capital expenditures	311	34	345
Three Months Ended March 31, 2014
Equipment rentals	$924	$81	$1,005
Sales of rental equipment	106	4	110
Sales of new equipment	24	2	26
Contractor supplies sales	17	2	19
Service and other revenues	17	1	18
Total revenue	1,088	90	1,178
Depreciation and amortization expense	259	18	277
Equipment rentals gross profit	344	35	379
Capital expenditures	331	20	351

	March 31, 2015	December 31, 2014
Total reportable segment assets
General rentals	$10,788	$10,935
Trench, power and pump	1,494	1,532
Total assets	$12,282	$12,467

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2015	2014
Total equipment rentals gross profit	$446	$379
Gross profit from other lines of business	78	69
Selling, general and administrative expenses	(181)	(168)
Merger related costs	27	(1)
Restructuring charge	(1)	(1)
Non-rental depreciation and amortization	(69)	(60)
Interest expense, net	(121)	(125)
Other income, net	3	1
Income before provision for income taxes	$182	$94
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
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the April 2012 acquisition of RSC. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of March 31, 2015, our employee headcount is approximately 12,500 and our branch network has 888 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
The table below provides certain information concerning our restructuring charges for the three months ended March 31, 2015:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
Description	December 31, 2014			March 31, 2015
Closed Restructuring Program
Branch closure charges	$9	$1	$(2)	$8
Severance costs	—	—	—	—
Total	$9	$1	$(2)	$8
RSC Merger Related Restructuring Program
Branch closure charges	$11	$—	$(2)	$9
Severance costs	—	—	—	—
Total	$11	$—	$(2)	$9
Total
Branch closure charges	$20	$1	$(4)	$17
Severance costs	—	—	—	—
Total	$20	$1	$(4)	$17

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
5. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of March 31, 2015, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks related to our ongoing business operations. During the three months ended March 31, 2015 and 2014, the primary risk we managed using derivative instruments was diesel price risk. At March 31, 2015, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at March 31, 2015 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of March 31, 2015, we had outstanding fixed price swap contracts covering 10.6 million gallons of diesel which will be purchased throughout 2015 and 2016.
Financial Statement Presentation
As of March 31, 2015 and December 31, 2014, immaterial amounts ($4 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The effect of our derivative instruments on our condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 was as follows:

		Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(2)	$(7)	*	$(10)

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.6 million gallons of diesel covered by the fixed price swaps during the three months ended March 31, 2015 and 2014. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

6. Fair Value Measurements
We account for certain assets and liabilities at fair value. We categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1- Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2- Observable inputs other than quoted prices in active markets for identical assets or liabilities include:

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
Assets and Liabilities Measured at Fair Value
Our fixed price diesel swaps contracts are Level 2 derivatives measured at fair value on a recurring basis. As of March 31, 2015 and December 31, 2014, immaterial amounts ($4 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 5 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of March 31, 2015, we have fixed price swap contracts that mature throughout 2015 and 2016 covering 10.6 million gallons of diesel which we will buy at the average contract price of $3.22 per gallon, while the average forward price for the hedged gallons was $2.92 per gallon as of March 31, 2015.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The fair value of the contingent cash consideration component of the National Pump purchase price discussed in note 2 to our condensed consolidated financial statements was $50 as of March 31, 2015. The contingent consideration is recorded in accrued expenses and other liabilities in our condensed consolidated balance sheets, and is a Level 3 liability measured at fair value on a recurring basis. Fair value was determined using a probability weighted discounted cash flow methodology. Key inputs to the valuation included: (i) discrete scenarios of potential payouts under the two earn-out arrangements discussed in note 2 to our condensed consolidated financial statements; (ii) probability weightings assigned to each of the scenarios for each of the two earn-out payments; and (iii) a rate of return with which to discount the probability weighted payouts to present value. The discrete payout scenarios were updated during the three months ended March 31, 2015 to reflect the probability weighted outcomes based on current forecasts of financial performance prepared by management. The probability weighted payments were then discounted to present value, resulting in fair values of $50 and $0 for the first and second earn out-payments, respectively. The measurement period for the first earn-out arrangement ended in March 2015, and the measurement period for the second earn-out arrangement ends in September 2015. As discussed in note 2 to our condensed consolidated financial statements, the fair value of the contingent cash consideration was $76 as of the acquisition date. Changes to the fair value of the contingent cash consideration are reflected in our condensed consolidated statements of income as “Merger related costs” which included $27 of such changes for the three months ended March 31, 2015. The decline in the fair value of the contingent cash consideration since the acquisition date primarily relates to lower than expected financial performance compared to agreed upon financial targets for each of the two National Pump earn-out arrangements.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximate their book values as of March 31, 2015 and December 31, 2014. The estimated fair values of our financial instruments as of March 31, 2015 and December 31, 2014 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$7,861	$8,233	$6,063	$6,390
Level 2:
4 percent Convertible Senior Notes (1)	7	7	32	33
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 6.9 percent. As discussed below (see Item 3- Quantitative and Qualitative Disclosures about Market Risk), the total cost to settle the notes based on the closing price of our common stock on March 31, 2015 would be $62.

7. Debt
Debt consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2015	December 31, 2014
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$—	$548
$2.5 billion ABL Facility (2)	109	1,304
5 3/4 percent Senior Secured Notes (3)	750	750
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes (3)	750	750
8 1/4 percent Senior Notes (4)	686	687
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes	950	951
4 5/8 percent Senior Secured Notes (5)	1,000	—
5 3/4 percent Senior Notes	850	850
5 1/2 percent Senior Notes (6)	800	—
Capital leases	98	105
Total URNA and subsidiaries debt	8,068	8,020
Holdings:
4 percent Convertible Senior Notes (7)	7	32
Total debt	8,075	8,052
Less short-term portion (8)	(593)	(618)
Total long-term debt	$7,482	$7,434
 ___________________

(1)
At March 31, 2015, $550 was available under our accounts receivable securitization facility. During the three months ended March 31, 2015, the monthly average amount outstanding under the accounts receivable securitization facility was $362, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the three months ended March 31, 2015 was $544. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of March 31, 2015, there were $589 of receivables, net of applicable reserves, in the collateral pool. In March 2015, we repaid all of the outstanding borrowings under the accounts receivable securitization facility using a portion of the net proceeds from the debt issuances described below. In April 2015, we used borrowings under the accounts receivable securitization facility to partially fund the debt redemptions described below.

(2)
At March 31, 2015, $2.3 billion was available under our ABL facility, net of $50 of letters of credit. The interest rate applicable to the ABL facility was 2.5 percent at March 31, 2015. During the three months ended March 31, 2015, the monthly average amount outstanding under the ABL facility was $818, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the three months ended March 31, 2015 was $1.3 billion. In March 2015, the ABL facility was amended, primarily to increase the facility size and to extend the maturity date. The size of the facility was increased to $2.5 billion. All amounts borrowed under the ABL facility must be repaid on or before March 2020. In March 2015, we repaid a portion of the outstanding borrowings under the ABL facility using a portion of the net proceeds from the debt issuances described below. In April 2015, we used, or expect to use, borrowings under the ABL facility to partially fund the debt redemptions described below.

(3)
In March 2015, we issued redemption notices for all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes. The notes were redeemed in April 2015 using borrowings under our accounts receivable securitization and ABL facilities. Upon redemption, we recognized an aggregate loss of $106 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the notes.

(4)
In March 2015, we issued redemption notices for $350 principal amount of our 8 1/4 percent Senior Notes. We expect to redeem the notes in April 2015 using borrowings under our ABL facility. Upon redemption, we expect to recognize a loss of approximately $15 in interest expense, net. The loss represents the difference between the net carrying amount and the total purchase price of the notes.

(5)
In March 2015, URNA issued $1.0 billion aggregate principal amount of 4 5/8 percent Senior Secured Notes (the “4 5/8 percent Notes”) which are due July 15, 2023. The net proceeds from issuance were approximately $990 (after deducting

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

offering expenses). The 4 5/8 percent Notes are guaranteed by Holdings and certain domestic subsidiaries of URNA and are secured on a second-priority basis by liens on substantially all of URNA’s and the guarantors’ assets that secure the ABL facility, subject to certain exceptions. The 4 5/8 percent Notes may be redeemed on or after July 15, 2018, at specified redemption prices that range from 103.469 percent in 2018, to 100 percent in 2021 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 4 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

(6)
In March 2015, URNA issued $800 aggregate principal amount of 5 1/2 percent Senior Notes (the “5 1/2 percent Notes”) which are due July 15, 2025. The net proceeds from the issuance were approximately $792 (after deducting offering expenses). The 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 1/2 percent Notes may be redeemed on or after July 15, 2020, at specified redemption prices that range from 102.75 percent in 2020, to 100 percent in 2023 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

(7)
The difference between the March 31, 2015 carrying value of the 4 percent Convertible Senior Notes and the $8 principal amount reflects the $1 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at March 31, 2015, an amount equal to the $1 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” During the three months ended March 31, 2015, $26 of our 4 percent Convertible Notes were redeemed. We recognized a loss of approximately $1 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the fair value of the debt component of the notes. Based on the price of our common stock during the first quarter of 2015, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the second quarter of 2015 at a conversion price of $11.11 per share of common stock. Since April 1, 2015 (the beginning of the second quarter), none of the 4 percent Convertible Senior Notes have been redeemed.

(8)
As of March 31, 2015, our short-term debt primarily reflects the current portion of the debt discussed above that was redeemed in April 2015 using availability under our accounts receivable securitization facility.

Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 0.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

of the conversion right, the price of our common stock was $90.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 0.6 million shares.
Loan Covenants and Compliance
As of March 31, 2015, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In March 2015, we amended the ABL facility. The only financial covenant which currently exists under the ABL facility relates to the fixed charge coverage ratio. As of March 31, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio covenant under the amended ABL facility will only apply in the future if specified availability under the amended ABL facility falls below 10 percent of the maximum revolver amount under the amended ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the amended ABL facility. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
8. Legal and Regulatory Matters
In addition to the disclosures provided in note 14 to our consolidated financial statements for the year ended December 31, 2014 filed on Form 10-K on January 21, 2015, we are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
9. Earnings Per Share
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

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income available to common stockholders	$115	$60
Denominator:
Denominator for basic earnings per share—weighted-average common shares	97,007	95,225
Effect of dilutive securities:
Employee stock options and warrants	336	435
Convertible subordinated notes—4 percent	1,185	10,224
Restricted stock units	537	540
Denominator for diluted earnings per share—adjusted weighted-average common shares	99,065	106,424
Basic earnings per share	$1.19	$0.63
Diluted earnings per share	$1.16	$0.56

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

10. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent, (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (iii) certain indebtedness that is guaranteed only by the guarantor subsidiaries (specifically, the 8 1/4 percent Senior Notes). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the subsidiary guarantor, the sale of all or substantially all of the subsidiary guarantor's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the subsidiary guarantor as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to pay dividends. As of March 31, 2015, the amount available for distribution under the most restrictive of these covenants was $261.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$58	$—	$199	$—	$—	$257
Accounts receivable, net	—	37	—	113	698	—	848
Intercompany receivable (payable)	172	24	(185)	(123)	—	112	—
Inventory	—	73	—	8	—	—	81
Prepaid expenses and other assets	—	43	—	8	—	—	51
Deferred taxes	—	214	—	1	—	—	215
Total current assets	172	449	(185)	206	698	112	1,452
Rental equipment, net	—	5,423	—	565	—	—	5,988
Property and equipment, net	42	324	21	41	—	—	428
Investments in subsidiaries	1,307	1,479	968	—	—	(3,754)	—
Goodwill	—	3,001	—	248	—	—	3,249
Other intangible assets, net	—	967	—	80	—	—	1,047
Other long-term assets	—	118	—	—	—	—	118
Total assets	$1,521	$11,761	$804	$1,140	$698	$(3,642)	$12,282
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$7	$586	$—	$—	$—	$—	$593
Accounts payable	—	405	—	60	—	—	465
Accrued expenses and other liabilities	—	448	15	34	—	—	497
Total current liabilities	7	1,439	15	94	—	—	1,555
Long-term debt	—	7,356	120	6	—	—	7,482
Deferred taxes	19	1,599	—	72	—	—	1,690
Other long-term liabilities	—	60	—	—	—	—	60
Total liabilities	26	10,454	135	172	—	—	10,787
Temporary equity (note 7)	1	—	—	—	—	—	1
Total stockholders’ equity (deficit)	1,494	1,307	669	968	698	(3,642)	1,494
Total liabilities and stockholders’ equity (deficit)	$1,521	$11,761	$804	$1,140	$698	$(3,642)	$12,282

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$8	$—	$150	$—	$—	$158
Accounts receivable, net	—	37	—	144	759	—	940
Intercompany receivable (payable)	476	(428)	(60)	(109)	—	121	—
Inventory	—	69	—	9	—	—	78
Prepaid expenses and other assets	—	113	1	8	—	—	122
Deferred taxes	—	246	—	2	—	—	248
Total current assets	476	45	(59)	204	759	121	1,546
Rental equipment, net	—	5,399	—	609	—	—	6,008
Property and equipment, net	42	332	21	43	—	—	438
Investments in subsidiaries	1,330	1,185	1,040	—	—	(3,555)	—
Goodwill	—	3,000	—	272	—	—	3,272
Other intangible assets, net	—	1,014	—	92	—	—	1,106
Other long-term assets	1	96	—	—	—	—	97
Total assets	$1,849	$11,071	$1,002	$1,220	$759	$(3,434)	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$32	$38	$—	$—	$548	$—	$618
Accounts payable	—	248	—	37	—	—	285
Accrued expenses and other liabilities	—	499	19	57	—	—	575
Total current liabilities	32	785	19	94	548	—	1,478
Long-term debt	—	7,298	130	6	—	—	7,434
Deferred taxes	19	1,594	—	79	—	—	1,692
Other long-term liabilities	—	64	—	1	—	—	65
Total liabilities	51	9,741	149	180	548	—	10,669
Temporary equity (note 7)	2	—	—	—	—	—	2
Total stockholders’ equity (deficit)	1,796	1,330	853	1,040	211	(3,434)	1,796
Total liabilities and stockholders’ equity (deficit)	$1,849	$11,071	$1,002	$1,220	$759	$(3,434)	$12,467

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$998	$—	$127	$—	$—	$1,125
Sales of rental equipment	—	106	—	10	—	—	116
Sales of new equipment	—	29	—	4	—	—	33
Contractor supplies sales	—	16	—	2	—	—	18
Service and other revenues	—	19	—	4	—	—	23
Total revenues	—	1,168	—	147	—	—	1,315
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	384	—	60	—	—	444
Depreciation of rental equipment	—	211	—	24	—	—	235
Cost of rental equipment sales	—	59	—	5	—	—	64
Cost of new equipment sales	—	24	—	3	—	—	27
Cost of contractor supplies sales	—	11	—	1	—	—	12
Cost of service and other revenues	—	6	—	3	—	—	9
Total cost of revenues	—	695	—	96	—	—	791
Gross profit	—	473	—	51	—	—	524
Selling, general and administrative expenses	3	151	—	20	7	—	181
Merger related costs	—	(27)	—	—	—	—	(27)
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	4	59	—	6	—	—	69
Operating (loss) income	(7)	289	—	25	(7)	—	300
Interest (income) expense, net	(1)	119	2	1	1	(1)	121
Other (income) expense, net	(35)	52	1	1	(22)	—	(3)
Income (loss) before provision (benefit) for income taxes	29	118	(3)	23	14	1	182
Provision (benefit) for income taxes	13	43	(2)	7	6	—	67
Income (loss) before equity in net earnings (loss) of subsidiaries	16	75	(1)	16	8	1	115
Equity in net earnings (loss) of subsidiaries	99	24	16	—	—	(139)	—
Net income (loss)	115	99	15	16	8	(138)	115
Other comprehensive (loss) income	(89)	(89)	(90)	(71)	—	250	(89)
Comprehensive income (loss)	$26	$10	$(75)	$(55)	$8	$112	$26

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$3	$507	$1	$95	$69	$—	$675
Net cash used in investing activities	(3)	(193)	—	(29)	—	—	(225)
Net cash used in financing activities	—	(264)	(1)	(1)	(69)	—	(335)
Effect of foreign exchange rates	—	—	—	(16)	—	—	(16)
Net increase in cash and cash equivalents	—	50	—	49	—	—	99
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$58	$—	$199	$—	$—	$257
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$3	$390	$1	$62	$52	$—	$508
Net cash used in investing activities	(3)	(219)	—	(9)	—	—	(231)
Net cash used in financing activities	—	(165)	(1)	—	(52)	—	(218)
Effect of foreign exchange rates	—	—	—	(7)	—	—	(7)
Net increase in cash and cash equivalents	—	6	—	46	—	—	52
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$23	$—	$204	$—	$—	$227

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 888 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $8.4 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the three months ended March 31, 2015.
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

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. We have trained over 2,500 employees, approximately 100 percent of our district managers and approximately 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We believe that the expansion of our trench, power and pump business, as well as our tools offering, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

During the three months ended March 31, 2015, year over year, our rental rates increased 2.9 percent and the volume of OEC on rent increased 8.1 percent, which we believe reflects improvements in our operating environment and the execution of our strategy. During the three months ended March 31, 2015, we experienced volume and pricing pressure associated with upstream oil and gas customers, the impact of which is primarily reflected in our trench, power and pump segment, where equipment rental gross margin decreased from 43.2 percent to 42.3 percent year-over-year. The decreased equipment rental gross margin in our trench, power and pump segment reflects the dilutive impact of our Pump Solutions region which is comprised of locations acquired in the National Pump acquisition.
Financial Overview
As discussed further in note 7 to the condensed consolidated financial statements, during March 2015, we took the following actions that have improved our financial flexibility and liquidity:

•	Issued redemption notices for all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes. The notes were redeemed in April 2015;

•	Issued redemption notices for $350 principal amount of our 8 1/4 percent Senior Notes. We expect to redeem the notes in April 2015;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes; and

•	Amended and extended our ABL facility. The size of the facility was increased to $2.5 billion.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of March 31, 2015, we had available liquidity of $3.1 billion, including cash of $257. This available liquidity was used, or will be used, to fund the April 2015 debt redemptions discussed above.
Net income. Net income and diluted earnings per share for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Net income	$115	$60
Diluted earnings per share	$1.16	$0.56

Net income and diluted earnings per share for the three months ended March 31, 2015 and 2014 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended March 31,
	2015		2014
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$17	$0.17	$(1)	$(0.01)
Merger related intangible asset amortization (2)	(30)	(0.32)	(24)	(0.22)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	1	0.01	—	—
Impact of the fair value mark-up of acquired RSC fleet (4)	(4)	(0.04)	(5)	(0.05)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	1	0.01	1	0.01
Restructuring charge (6)	—	—	(1)	(0.01)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(1)	(0.01)	(6)	(0.06)

(1)
This reflects transaction costs associated with the 2012 acquisition of RSC Holdings Inc. ("RSC") and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. The income for the three months ended March 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements.

(2)	This reflects the amortization of the intangible assets acquired in the RSC and National Pump acquisitions.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(6)	As discussed below (see “Restructuring charges”), this primarily reflects branch closure charges associated with the RSC acquisition and our closed restructuring program.
In addition to the matters discussed above, our 2015 performance reflects increased gross profit from equipment rentals.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents

EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net and the impact of the fair value mark-up of the acquired RSC fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2015	2014
Net income	$115	$60
Provision for income taxes	67	34
Interest expense, net	121	125
Depreciation of rental equipment	235	217
Non-rental depreciation and amortization	69	60
EBITDA	$607	$496
Merger related costs (1)	(27)	1
Restructuring charge (2)	1	1
Stock compensation expense, net (3)	14	12
Impact of the fair value mark-up of acquired RSC fleet (4)	7	9
Adjusted EBITDA	$602	$519

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$675	$508
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(3)	(5)
Gain on sales of rental equipment	52	45
Gain on sales of non-rental equipment	2	1
Merger related costs (1)	27	(1)
Restructuring charge (2)	(1)	(1)
Stock compensation expense, net (3)	(14)	(12)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(2)	(11)
Changes in assets and liabilities	(185)	(121)
Cash paid for interest	91	84
Cash (received) paid for income taxes, net	(35)	9
EBITDA	$607	$496
Add back:
Merger related costs (1)	(27)	1
Restructuring charge (2)	1	1
Stock compensation expense, net (3)	14	12
Impact of the fair value mark-up of acquired RSC fleet (4)	7	9
Adjusted EBITDA	$602	$519
 ___________________

(1)
This reflects transaction costs associated with the 2012 RSC acquisition and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. The income for the three months ended March 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements.

(2)	As discussed below (see “Restructuring charges”), this primarily reflects branch closure charges associated with the RSC acquisition and our closed restructuring program.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.
For the three months ended March 31, 2015, EBITDA increased $111, or 22.4 percent, and adjusted EBITDA increased $83, or 16.0 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and reduced merger costs associated with a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements. The adjusted EBITDA increase primarily reflects increased profit from equipment rental. For the three months ended March 31, 2015, EBITDA margin increased 4.1 percentage points to 46.2 percent, and adjusted EBITDA margin increased 1.7 percentage points to 45.8 percent. The increase in the EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, and reduced merger costs. The increase in the adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage.

Results of Operations
As discussed in note 3 to our condensed consolidated financial statements, our reportable segments are general rentals and trench, power and pump. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench, power and pump segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench, power and pump segment operates throughout the United States and in Canada.
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended March 31, 2015, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 14 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the three months ended March 31, 2015, the aggregate general rentals' equipment rentals gross margin increased 2.0 percentage points to 39.2 percent as compared to the same period in 2014, primarily reflecting increased rental rates, a 0.2 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 5.6 percent, compensation costs were flat and depreciation increased 2.9 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended March 31, 2015, the general rentals' region with the lowest equipment rentals gross margin was the Pacific West. The Pacific West region's equipment rentals gross margin of 35.9 percent for the five year period ended March 31, 2015 was 12 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Pacific West region's equipment rentals gross margin was less than the other general rentals' regions during this period due to weaker end markets. For the three months ended March 31, 2015, the Pacific West region's equipment rentals gross margin increased 1.8 percentage points to 38.8 percent as compared to the same period in 2014, primarily reflecting a 1.9 percent rental rate increase and cost improvements, partially offset by a 0.9 percentage point decrease in time utilization. While equipment rentals revenues were flat year-over-year, aggregate repair and maintenance and delivery costs decreased 8.8 percent and compensation costs decreased 3.7 percent. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended March 31, 2015, the general rentals' region with the highest equipment rentals gross margin was the South. The South region's equipment rentals gross margin of 45.1 percent for the five year period ended March 31, 2015 was 14 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The South region's equipment rentals gross margin was more than the other general rentals' regions during this period due to strong end markets that have recovered faster than in other parts of the country. For the three months ended March 31, 2015, the South region's equipment rentals gross margin increased 3.8 percentage points to 47.6 percent as compared to the same period in 2014, primarily reflecting a 5.0 percent rental rate increase and a 2.0 percentage point increase in time utilization due to strong end markets.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended March 31, 2015, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on fleet sharing. Additionally, the margins for the five year period ended March 31, 2015 include the significant impact of the economic downturn that commenced in the latter part of 2008 and continued through 2010. We began to see recovery late in the first quarter of 2010, but the economic impact of the downturn and the pace of recovery impacted all of our regions differently. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2015
Equipment rentals	$976	$149	$1,125
Sales of rental equipment	108	8	116
Sales of new equipment	26	7	33
Contractor supplies sales	15	3	18
Service and other revenues	19	4	23
Total revenue	$1,144	$171	$1,315
Three Months Ended March 31, 2014
Equipment rentals	$924	$81	$1,005
Sales of rental equipment	106	4	110
Sales of new equipment	24	2	26
Contractor supplies sales	17	2	19
Service and other revenues	17	1	18
Total revenue	$1,088	$90	$1,178

Equipment rentals. For the three months ended March 31, 2015, equipment rentals of $1.125 billion increased $120, or 11.9 percent, as compared to the same period in 2014, primarily reflecting an 8.1 percent increase in the volume of OEC on rent and a 2.9 percent rental rate increase. We believe that the rate and volume improvements for the three months ended March 31, 2015 reflect improvements in our operating environment and the execution of our strategy. Equipment rentals represented 86 percent of total revenues for the three months ended March 31, 2015. On a segment basis, equipment rentals represented 85 percent and 87 percent of total revenues for the three months ended March 31, 2015 for general rentals and trench, power and pump, respectively. General rentals equipment rentals increased $52, or 5.6 percent, primarily reflecting a 4.7 percent increase in the volume of OEC on rent and increased rental rates. Trench, power and pump equipment rentals increased $68, or 84.0 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench, power and pump average OEC for the three months ended March 31, 2015 increased 97.5 percent as compared to the same period in 2014, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in 2015 and 2014.
Sales of rental equipment. For the three months ended March 31, 2015, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2015, sales of rental equipment didn't change significantly from the same period in 2014.
Sales of new equipment. For the three months ended March 31, 2015, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2015, sales of new equipment increased 26.9 percent as compared to the same period in 2014, primarily reflecting the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2015, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three months ended March 31, 2015 didn't change significantly from the same period in 2014.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2015, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2015, service and other revenues increased 27.8 percent as compared to the same period in 2014, primarily reflecting increased revenue from rental protection services and the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2015
Equipment Rentals Gross Profit	$383	$63	$446
Equipment Rentals Gross Margin	39.2%	42.3%	39.6%
Three Months Ended March 31, 2014
Equipment Rentals Gross Profit	$344	$35	$379
Equipment Rentals Gross Margin	37.2%	43.2%	37.7%

General rentals. For the three months ended March 31, 2015, equipment rentals gross profit increased by $39 and equipment rentals gross margin increased by 2.0 percentage points from 2014, primarily reflecting increased rental rates, a 0.2 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 5.6 percent, compensation costs were flat and depreciation increased 2.9 percent. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended March 31, 2015 and 2014, time utilization was 65.4 percent and 65.2 percent, respectively.
Trench, power and pump. For the three months ended March 31, 2015, equipment rentals gross profit increased by $28 and equipment rentals gross margin decreased by 0.9 percentage points from 2014. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a significantly larger fleet. Equipment rentals revenue increased 84.0 percent, and average OEC increased 97.5 percent, as compared to the same period in 2014, including the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. As noted above, the trench, power and pump segment is comprised of the Trench Safety region, the Power and HVAC region, and the Pump Solutions region. The Pump Solutions region is comprised of locations acquired in the National Pump acquisition. The decrease in equipment rentals gross margin for the trench, power and pump segment primarily reflects the dilutive impact of lower relative margins in the Pump Solutions region which experienced volume and pricing pressure associated with upstream oil and gas customers.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2015	2014
Total gross margin	39.8%	38.0%
Equipment rentals	39.6%	37.7%
Sales of rental equipment	44.8%	40.9%
Sales of new equipment	18.2%	23.1%
Contractor supplies sales	33.3%	31.6%
Service and other revenues	60.9%	66.7%

For the three months ended March 31, 2015, total gross margin increased 1.8 percentage points as compared to the same period in 2014, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 1.9 percentage points, primarily reflecting a 2.9 percent rental rate increase and cost improvements, partially offset by a 0.4 percentage point decrease in time utilization. The decrease in time utilization primarily reflects the impact of the National Pump acquisition. During the three months ended March 31, 2015, the locations acquired in the National Pump acquisition experienced volume and pricing pressure associated with upstream oil and gas customers. As compared to the equipment rentals revenue increase of 11.9 percent, compensation costs increased 5.3 percent and depreciation increased 8.3 percent. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended March 31, 2015 and 2014, time utilization was 64.2 percent and 64.6 percent, respectively. Gross margin from sales of rental equipment increased 3.9 percentage points primarily due to improvements in pricing and channel mix. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Total SG&A expenses	$181	$168
SG&A as a percentage of revenue	13.8%	14.3%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2015, SG&A expense of $181 increased $13 as compared to 2014, primarily reflecting i) increased compensation costs associated with higher revenues, improved profitability and increased headcount, and ii) increased bad debt expense primarily due to improved receivable aging which reduced the expense for the three months ended March 31, 2014. As a percentage of revenue, SG&A decreased 0.5 percentage points year over year.
Merger related costs for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Merger related costs	$(27)	$1
In the second quarter of 2012, we completed the acquisition of RSC. As discussed in note 2 to the condensed consolidated financial statements, in April 2014, we completed the acquisition of National Pump. The acquisition-related costs are comprised of financial and legal advisory fees, branding costs, and changes subsequent to the acquisition date to the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements. The income for the three months ended March 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements.
Restructuring charges for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Restructuring charge	$1	$1
The restructuring charges for the three months ended March 31, 2015 and 2014 primarily reflect branch closure charges associated with the RSC acquisition and our closed restructuring program. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring programs, which were complete as of March 31, 2015.
Non-rental depreciation and amortization for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Non-rental depreciation and amortization	$69	$60

Non-rental depreciation and amortization for the three months ended March 31, 2015 increased $9, or 15.0 percent, as compared to 2014. The increase for the three months ended March 31, 2015 primarily reflects the amortization of the intangible assets associated with the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements.
Interest expense, net for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Interest expense, net	$121	$125

Interest expense, net for the three months ended March 31, 2015 decreased $4, or 3.2 percent, as compared to 2014. Interest expense, net for the three months ended March 31, 2015 includes an aggregate loss of $2 associated with redemptions of our 4 percent Convertible Notes and the amendment of our ABL facility. Interest expense, net for the three months ended March 31, 2014 includes an aggregate loss of $11 associated with redemptions of our 10 1/4 percent Senior Notes and our 4 percent Convertible Notes.
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Income before provision for income taxes	$182	$94
Provision for income taxes	67	34
Effective tax rate	36.8%	36.2%

The differences between the 2015 and 2014 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. Prepaid expenses and other assets decreased by $71, or 58.2 percent, from December 31, 2014 to March 31, 2015 primarily due to an income tax refund received during the three months ended March 31, 2015. Accounts payable increased by $180, or 63.2 percent, from December 31, 2014 to March 31, 2015 primarily due to increased capital expenditures and a seasonal increase in business activity.
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
As discussed further in note 7 to the condensed consolidated financial statements, during March 2015, we took the following actions that have improved our financial flexibility and liquidity:

•	Issued redemption notices for all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes. The notes were redeemed in April 2015;

•	Issued redemption notices for $350 principal amount of our 8 1/4 percent Senior Notes. We expect to redeem the notes in April 2015;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes; and

•	Amended and extended our ABL facility. The size of the facility was increased to $2.5 billion.
As previously announced, in 2014, the Company’s Board of Directors authorized a $750 share repurchase program. The Company’s current intention is to complete the program within 18 months after the December 2014 announcement. As of April 17, 2015, we have repurchased $418 of Holdings' common stock under such program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2015, we had (i) $2.3 billion of borrowing capacity, net of $50 of letters of credit, available under the ABL facility, (ii) $550 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $257. We used, or expect to use, borrowings available under the accounts receivable securitization and ABL facilities to fund the April 2015 debt redemptions discussed above. Cash equivalents at March 31, 2015 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of March 31, 2015, $109 and $0 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. In March 2015, we repaid all of the outstanding borrowings under the accounts receivable securitization facility and a portion of the outstanding borrowings under the ABL facility using the net proceeds from the debt issuances discussed above, and, in April 2015, we used, or expect to use, borrowings available under the accounts receivable securitization and ABL facilities to fund the April 2015 debt redemptions discussed above. The interest rate applicable to the ABL facility at March 31, 2015 was 2.5 percent. During the three months ended March 31, 2015, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $818 and $362, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the three months ended March 31, 2015 were $1.3 billion and $544, respectively. The average and maximum month-end amounts outstanding under the ABL and accounts receivable securitization facilities exceeded the amounts outstanding as of March 31, 2015 due to the repayment of all of the outstanding borrowings under the accounts receivable securitization facility and a portion of the outstanding borrowings under the ABL facility in March 2015 using the net proceeds from the debt issuances discussed above.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 17, 2015 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $207 and $223 during the three months ended March 31, 2015 and 2014, respectively. For the full year 2015, we expect net rental capital expenditures of approximately $1.2 billion, after gross purchases of approximately $1.7 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of March 31, 2015, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In March 2015, we amended the ABL facility. The only financial covenant which currently exists under the ABL facility relates to the fixed charge coverage ratio. As of March 31, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio covenant under the amended ABL facility will only apply in the future if specified availability under the amended ABL facility falls below 10 percent of the maximum revolver amount under the amended ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the amended ABL facility. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
URNA’s dividend payment capacity is restricted under the covenants in the indentures and other agreements governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2015, we (i) generated cash from operating activities of $675 and (ii) generated cash from the sale of rental and non-rental equipment of $120. We used cash during this period principally to (i) purchase rental and non-rental equipment of $345 and (ii) purchase shares of our common stock for $343. During the three months ended March 31, 2014, we (i) generated cash from operating activities of $508 and (ii) generated cash from the sale of rental and non-rental equipment of $121. We used cash during this period principally to (i) purchase rental and non-rental equipment of $351, (ii) make debt payments, net of proceeds, of $145 and (iii) purchase shares of our common stock for $61.

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

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$675	$508
Purchases of rental equipment	(323)	(333)
Purchases of non-rental equipment	(22)	(18)
Proceeds from sales of rental equipment	116	110
Proceeds from sales of non-rental equipment	4	11
Free cash flow	$450	$278

Free cash flow for the three months ended March 31, 2015 was $450, an increase of $172 as compared to $278 for the three months ended March 31, 2014. Free cash flow increased primarily due to increased net cash provided by operating activities. Free cash flow for the three months ended March 31, 2015 and 2014 includes the impact of the merger and restructuring costs discussed above. We expect free cash flow in the range of $725 to $775 in 2015 and intend to use this primarily to fund our share repurchase activity in 2015.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of March 31, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt and capital leases (1)	$587	$32	$19	$10	$4	$7,362	$8,014
Interest due on debt (2)	305	404	402	402	401	1,129	3,043
Operating leases (1):
Real estate	76	90	71	52	34	54	377
Non-rental equipment	26	31	30	28	19	19	153
Service agreements (3)	9	6	5	—	—	—	20
Purchase obligations (4)	990	—	—	—	—	—	990
Total (5)	$1,993	$563	$527	$492	$458	$8,564	$12,597

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. As discussed above, in April 2015, we used, or expect to use, borrowings available under the accounts receivable securitization and ABL facilities to fund the redemptions of certain of our debt instruments. The April 2015 debt redemptions are reflected in the table above using the maturity dates of the accounts receivable securitization and ABL facilities.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of March 31, 2015. As discussed above, in April 2015, we used, or expect to use, borrowings available under the accounts receivable securitization and ABL facilities to fund the redemptions of certain of our debt instruments. Interest on the April 2015 debt redemptions is reflected in the table above using the interest rates and maturity dates of the accounts receivable securitization and ABL facilities.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of March 31, 2015, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2015.

(5)	This information excludes $5 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

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
Interest Rate Risk. As of March 31, 2015, we had an aggregate of $109 of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility, which had $0 outstanding as of March 31, 2015, may fluctuate significantly. The interest rate applicable to our variable rate debt on March 31, 2015 was 2.5 percent for the ABL facility. As of March 31, 2015, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $1 for each one percentage point increase in the interest rates applicable to our variable rate debt. As discussed above, in March 2015, we repaid all of the outstanding borrowings under the accounts receivable securitization facility and a portion of the outstanding borrowings under the ABL facility using the net proceeds from the debt issuances discussed above, and, in April 2015, we used, or expect to use, borrowings available under the accounts receivable securitization and ABL facilities to fund the April 2015 debt redemptions discussed above. In future months, we expect to have more variable rate debt outstanding than as of March 31, 2015, which would cause the annual after-tax earnings impact of a one percentage point increase in the interest rates applicable to our variable rate debt to increase from the amount noted above.
At March 31, 2015, we had an aggregate of $8.0 billion of indebtedness that bears interest at fixed rates. As discussed above, in April 2015, we redeemed, or expect to redeem, $1.85 billion principal amount of outstanding fixed rate debt using borrowings available under the accounts receivable securitization and ABL facilities. After the April 2015 redemptions, the amount of indebtedness that bears interest at fixed rates decreased from above. A one percentage point decrease in market interest rates as of March 31, 2015 would increase the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 0.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $90.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 0.6 million shares. Based on the price of our common stock during the first quarter of 2015, holders of the 4 percent Convertible Notes have the right to redeem the notes during the second quarter of 2015 at a conversion price of $11.11 per share of common stock. Since April 1, 2015 (the beginning of the second quarter), none of the 4 percent Convertible Senior Notes have been redeemed.
If the total $8 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $62, assuming a conversion price of $91.16 (the closing price of our common stock on March 31, 2015) per share of common stock. The $8 principal amount would be settled in cash, and the remaining $54 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the March 31, 2015 closing stock price, approximately 0.6 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $54 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $1 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our March 31, 2015 closing stock price, we estimate that we would receive approximately $3 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $15.54.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 8 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 14 to our consolidated financial statements for the year ended December 31, 2014 filed on Form 10-K on January 21, 2015.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2014 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2015 to January 31, 2015	3,166,745	(1)	$89.83	2,992,628	—
February 1, 2015 to February 28, 2015	569,561	(1)	$85.18	545,130	—
March 1, 2015 to March 31, 2015	104,951	(1)	$89.45	600	—
Total	3,841,257		$89.13	3,538,358	$332,035,378

(1)
In January 2015, February 2015 and March 2015, 174,117, 24,431 and 104,351 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On December 1, 2014, our Board approved a share repurchase program authorizing up to $750 million in repurchases of Holdings' common stock, which we intend to complete within 18 months after the December 2014 announcement.

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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

4(a)
Indenture for the 4 5/8 percent Notes, dated as of March 26, 2015, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (including the Form of 2023 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 26, 2015)

4(b)
Indenture for the 5 1/2 percent Notes, dated as of March 26, 2015, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2025 Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on March 26, 2015)

10(a)
Amended and Restated Security Agreement, dated as of March 26, 2015, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Note Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 26, 2015)

10(b)
Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. referred to therein, United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, Bank of America, N.A., and the other financial institutions referred to therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10(c)
Second Amended and Restated U.S. Security Agreement, dated as of March 31, 2015, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. referred to therein and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10(d)
Second Amended and Restated U.S. Guarantee Agreement, dated as of March 31, 2015, among United Rentals, Inc., United Rentals (North America), Inc., and certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. referred to therein in favor of Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10(e)
Second Amended and Restated Canadian Security Agreement, dated as of March 31, 2015, among United Rentals of Canada, Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. referred to therein and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10(f)
Second Amended and Restated Canadian URFLP Guarantee Agreement, dated as of March 31, 2015, by United Rentals of Nova Scotia (No. 1), ULC and United Rentals of Nova Scotia (No. 2), ULC in favor of the U.S. secured parties referred to therein (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10(g)
Second Amended and Restated Canadian Guarantee Agreement, dated as of March 31, 2015, by United Rentals of Canada, Inc. and certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. referred to therein in favor of the Canadian secured parties referred to therein (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10(h)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2015‡

10(i)*	Form of United Rentals, Inc. 2015 Performance-Based Restricted Stock Unit Agreement for Senior Management‡

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended March 31, 2015, filed on April 21, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
‡ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 20, 2015	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 20, 2015	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer