Form 10-Q
period 2015-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2015-07-22
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of July 20, 2015, there were 95,369,973 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

•
our significant indebtedness (which totaled $8.4 billion at June 30, 2015) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

•	risks related to security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;

•	the costs of complying with environmental, safety and foreign law and regulations, as well as other risks associated with non-U.S. operations, including currency exchange risk;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$200	$158
Accounts receivable, net of allowance for doubtful accounts of $45 at June 30, 2015 and $43 at December 31, 2014	894	940
Inventory	81	78
Prepaid expenses and other assets	74	122
Deferred taxes	187	248
Total current assets	1,436	1,546
Rental equipment, net	6,396	6,008
Property and equipment, net	425	438
Goodwill	3,253	3,272
Other intangible assets, net	1,000	1,106
Other long-term assets	95	97
Total assets	$12,605	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$590	$618
Accounts payable	683	285
Accrued expenses and other liabilities	309	575
Total current liabilities	1,582	1,478
Long-term debt	7,820	7,434
Deferred taxes	1,696	1,692
Other long-term liabilities	55	65
Total liabilities	11,153	10,669
Temporary equity (note 7)	1	2
Common stock—$0.01 par value, 500,000,000 shares authorized, 110,963,906 and 95,368,939 shares issued and outstanding, respectively, at June 30, 2015 and 108,233,686 and 97,877,580 shares issued and outstanding, respectively, at December 31, 2014	1	1
Additional paid-in capital	2,165	2,168
Retained earnings	704	503
Treasury stock at cost—15,594,967 and 10,356,106 shares at June 30, 2015 and December 31, 2014, respectively	(1,273)	(802)
Accumulated other comprehensive loss	(146)	(74)
Total stockholders’ equity	1,451	1,796
Total liabilities and stockholders’ equity	$12,605	$12,467
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Equipment rentals	$1,220	$1,179	$2,345	$2,184
Sales of rental equipment	124	138	240	248
Sales of new equipment	39	37	72	63
Contractor supplies sales	21	22	39	41
Service and other revenues	25	23	48	41
Total revenues	1,429	1,399	2,744	2,577
Cost of revenues:
Cost of equipment rentals, excluding depreciation	445	447	889	856
Depreciation of rental equipment	240	229	475	446
Cost of rental equipment sales	68	80	132	145
Cost of new equipment sales	33	31	60	51
Cost of contractor supplies sales	15	15	27	28
Cost of service and other revenues	10	8	19	14
Total cost of revenues	811	810	1,602	1,540
Gross profit	618	589	1,142	1,037
Selling, general and administrative expenses	175	187	356	355
Merger related costs	1	8	(26)	9
Restructuring charge	—	(1)	1	—
Non-rental depreciation and amortization	67	70	136	130
Operating income	375	325	675	543
Interest expense, net	232	187	353	312
Other income, net	(6)	(4)	(9)	(5)
Income before provision for income taxes	149	142	331	236
Provision for income taxes	63	48	130	82
Net income	$86	$94	$201	$154
Basic earnings per share	$0.89	$0.98	$2.07	$1.61
Diluted earnings per share	$0.88	$0.90	$2.04	$1.46
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$86	$94	$201	$154
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16	35	(73)	(3)
Fixed price diesel swaps	1	1	1	—
Other comprehensive income (loss)	17	36	(72)	(3)
Comprehensive income (1)	$103	$130	$129	$151

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2015 or 2014. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during 2015 or 2014.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive (Loss) Income (3)
Balance at December 31, 2014	98	$1	$2,168	$503	10	$(802)	$(74)
Net income				201
Foreign currency translation adjustments							(73)
Fixed price diesel swaps							1
Stock compensation expense, net			25
Exercise of common stock options			1
4 percent Convertible Senior Notes (2)	3		1
Shares repurchased and retired			(30)
Repurchase of common stock	(6)				6	(471)
Balance at June 30, 2015	95	$1	$2,165	$704	16	$(1,273)	$(146)

(1)An aggregate of less than 5 million net shares were issued during the year ended December 31, 2014.
(2)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and the conversion of a portion of the 4 percent Convertible Senior Notes during the six months ended June 30, 2015. See note 7 to our condensed consolidated financial statements for additional detail.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$201	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611	576
Amortization of deferred financing costs and original issue discounts	5	10
Gain on sales of rental equipment	(108)	(103)
Gain on sales of non-rental equipment	(4)	(4)
Stock compensation expense, net	25	31
Merger related costs	(26)	9
Restructuring charge	1	—
Loss on repurchase/redemption of debt securities and amendment of ABL facility	123	75
Increase in deferred taxes	70	57
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	37	8
Increase in inventory	(3)	(31)
Increase in prepaid expenses and other assets	(3)	(5)
Increase in accounts payable	401	315
Decrease in accrued expenses and other liabilities	(80)	(38)
Net cash provided by operating activities	1,250	1,054
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,016)	(1,028)
Purchases of non-rental equipment	(50)	(52)
Proceeds from sales of rental equipment	240	248
Proceeds from sales of non-rental equipment	8	18
Purchases of other companies, net of cash acquired	(58)	(756)
Net cash used in investing activities	(876)	(1,570)
Cash Flows From Financing Activities:
Proceeds from debt	5,907	4,776
Payments of debt	(5,647)	(4,022)
Payment of contingent consideration	(52)	—
Proceeds from the exercise of common stock options	1	2
Common stock repurchased	(501)	(247)
Payments of financing costs	(26)	(22)
Cash received in connection with the 4 percent Convertible Senior Notes and related hedge, net	—	25
Net cash (used in) provided by financing activities	(318)	512
Effect of foreign exchange rates	(14)	(1)
Net increase (decrease) in cash and cash equivalents	42	(5)
Cash and cash equivalents at beginning of period	158	175
Cash and cash equivalents at end of period	$200	$170
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$30	$36
Cash paid for interest	253	224
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

New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has agreed to propose a one-year deferral of the original effective date of this guidance and as a result it will be effective for fiscal years and interim periods beginning after December 15, 2017. The FASB's proposed update would still allow entities to apply the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.
Interest—Imputation of Interest. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements, although it will change the financial statement classification of our debt issuance costs. As of June 30, 2015, $89 of net debt issuance costs were included in total assets in our condensed consolidated balance sheet. Under the new guidance, the net debt issuance costs would reduce our total debt.
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
(1) Includes a ‘hold back’ of $58 that was paid in April 2015.
(2) Reflects the acquisition date fair value of the contingent consideration that was paid in June 2015 as discussed in note 6 to our condensed consolidated financial statements.
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
(3) $321 of the goodwill was assigned to our trench, power and pump segment and $12 of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of National Pump's going-concern value, the value of National Pump's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $325 of goodwill is expected to be deductible for income tax purposes. The amount of goodwill that is expected to be deductible for income tax purposes declined during the six months ended June 30, 2015 due to a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements.
The three months ended June 30, 2015 includes National Pump acquisition-related costs of $1. The six months ended June 30, 2015 includes a National Pump acquisition-related cost reduction of $26. The cost reduction reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements. The cost reduction is included in “Merger related costs” in our condensed consolidated statements of income, which also include costs associated with the 2012 acquisition of RSC Holdings Inc. (“RSC”). The merger related costs are comprised

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

of financial and legal advisory fees, and changes subsequent to the acquisition date to the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements. We do not expect to incur significant additional charges in connection with the acquisition subsequent to June 30, 2015. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, we capitalized $22 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our condensed consolidated balance sheets.
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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
United Rentals historic revenues	$1,399	$2,577
National Pump historic revenues	—	62
Pro forma revenues	1,399	2,639
United Rentals historic pretax income	142	236
National Pump historic pretax income	—	20
Combined pretax income	142	256
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(1)
Intangible asset amortization (2)	1	(11)
Interest expense (3)	68	62
Elimination of merger costs (4)	8	9
Pro forma pretax income	$219	$315
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the National Pump acquisition. The useful lives assigned to such equipment didn’t change significantly from the lives historically used by National Pump.
(2) The intangible assets acquired in the National Pump acquisition were amortized.
(3) In connection with the National Pump acquisition, URNA issued $525 principal amount of 6 1/8 percent Senior Notes (as an add on to our existing 6 1/8 percent Senior Notes) and $850 principal amount of 5 3/4 percent Senior Notes, and all our outstanding 9 1/4 percent Senior Notes were redeemed. Interest expense was adjusted to reflect these changes in our debt portfolio. For the pro forma presentation, the $64 loss recognized upon redemption of the 9 1/4 percent Senior Notes was removed from the three and six months ended June 30, 2014 as the loss was assumed to have been recognized prior to the pro forma acquisition date.
(4) Merger related costs, primarily comprised of financial and legal advisory fees, associated with the National Pump acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
For the three and six months ended June 30, 2015 and 2014 National Pump revenue and pretax (loss) income included in our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$54	$67	$111	$67
Pretax (loss) income (1)	(2)	14	(4)	14

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(1) Pretax (loss) income excludes merger related costs which are not allocated to our segments. Pretax loss for the three and six months ended June 30, 2015 primarily reflects volume and pricing pressure associated with upstream oil and gas customers, and the amortization of the intangible assets acquired in the National Pump acquisition.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Segment Information
Our reportable segments are general rentals and trench, power and pump. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises 11 geographic regions—Eastern Canada, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Mountain West, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—and operates throughout the United States and Canada. The trench, power and pump segment includes the rental of specialty construction products and related services. The trench, power and pump segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, the Power and HVAC (heating, ventilating and air conditioning) region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2015
Equipment rentals	$1,048	$172	$1,220
Sales of rental equipment	116	8	124
Sales of new equipment	35	4	39
Contractor supplies sales	18	3	21
Service and other revenues	23	2	25
Total revenue	1,240	189	1,429
Depreciation and amortization expense	264	43	307
Equipment rentals gross profit	456	79	535
Three Months Ended June 30, 2014
Equipment rentals	$1,028	$151	$1,179
Sales of rental equipment	132	6	138
Sales of new equipment	25	12	37
Contractor supplies sales	19	3	22
Service and other revenues	17	6	23
Total revenue	1,221	178	1,399
Depreciation and amortization expense	263	36	299
Equipment rentals gross profit	426	77	503
Six Months Ended June 30, 2015
Equipment rentals	$2,024	$321	$2,345
Sales of rental equipment	224	16	240
Sales of new equipment	61	11	72
Contractor supplies sales	33	6	39
Service and other revenues	42	6	48
Total revenue	2,384	360	2,744
Depreciation and amortization expense	526	85	611
Equipment rentals gross profit	839	142	981
Capital expenditures	949	117	1,066
Six Months Ended June 30, 2014
Equipment rentals	$1,952	$232	$2,184
Sales of rental equipment	238	10	248
Sales of new equipment	49	14	63
Contractor supplies sales	36	5	41
Service and other revenues	34	7	41
Total revenue	2,309	268	2,577
Depreciation and amortization expense	522	54	576
Equipment rentals gross profit	770	112	882
Capital expenditures	981	99	1,080

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2015	December 31, 2014
Total reportable segment assets
General rentals	$11,053	$10,935
Trench, power and pump	1,552	1,532
Total assets	$12,605	$12,467

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total equipment rentals gross profit	$535	$503	$981	$882
Gross profit from other lines of business	83	86	161	155
Selling, general and administrative expenses	(175)	(187)	(356)	(355)
Merger related costs	(1)	(8)	26	(9)
Restructuring charge	—	1	(1)	—
Non-rental depreciation and amortization	(67)	(70)	(136)	(130)
Interest expense, net	(232)	(187)	(353)	(312)
Other income, net	6	4	9	5
Income before provision for income taxes	$149	$142	$331	$236
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
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the April 2012 acquisition of RSC. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of June 30, 2015, our employee headcount is approximately 12,600 and our branch network has 896 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
The table below provides certain information concerning our restructuring charges for the six months ended June 30, 2015:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
Description	December 31, 2014			June 30, 2015
Closed Restructuring Program
Branch closure charges	$9	$1	$(3)	$7
Severance costs	—	—	—	—
Total	$9	$1	$(3)	$7
RSC Merger Related Restructuring Program
Branch closure charges	$11	$—	$(2)	$9
Severance costs	—	—	—	—
Total	$11	$—	$(2)	$9
Total
Branch closure charges	$20	$1	$(5)	$16
Severance costs	—	—	—	—
Total	$20	$1	$(5)	$16

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
5. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of June 30, 2015, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur. As of June 30, 2015, we do not have any derivative instruments that do not qualify for hedge accounting.
We are exposed to certain risks related to our ongoing business operations. During the six months ended June 30, 2015 and 2014, the primary risk we managed using derivative instruments was diesel price risk. At June 30, 2015, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at June 30, 2015 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of June 30, 2015, we had outstanding fixed price swap contracts covering 10.8 million gallons of diesel which will be purchased throughout 2015 and 2016.
Financial Statement Presentation
As of June 30, 2015 and December 31, 2014, immaterial amounts ($4 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 was as follows:

		Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(1)	$(9)	*	$(12)
		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(3)	$(16)	*	$(22)

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.8 million and 3.0 million gallons of diesel covered by the fixed price swaps during the three months ended June 30, 2015 and 2014, respectively, and the use of 5.4 million and 5.6 million gallons of diesel covered by the fixed price swaps during the six months ended June 30, 2015 and 2014, respectively. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
Our fixed price diesel swaps contracts are Level 2 derivatives measured at fair value on a recurring basis. As of June 30, 2015 and December 31, 2014, immaterial amounts ($4 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 5 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of June 30, 2015, we have fixed price swap contracts that mature throughout 2015 and 2016 covering 10.8 million gallons of diesel which we will buy at the average contract price of $3.13 per gallon, while the average forward price for the hedged gallons was $3.02 per gallon as of June 30, 2015.
The fair value of the contingent cash consideration component of the National Pump purchase price discussed in note 2 to our condensed consolidated financial statements was $0 as of June 30, 2015 and $78 as of December 31, 2014. In June 2015, we paid the contingent consideration and were relieved of further liabilities associated therewith. The contingent consideration was recorded in accrued expenses and other liabilities in our condensed consolidated balance sheets, and was a Level 3 liability that was measured at fair value on a recurring basis. Fair value was determined using a probability weighted discounted cash flow methodology. Key inputs to the valuation included: (i) discrete scenarios of potential payouts; (ii) probability weightings assigned to each of the scenarios; and (iii) a rate of return with which to discount the probability weighted payouts to present value. Changes to the fair value of the contingent cash consideration are reflected in our condensed consolidated statements of income as “Merger related costs” which included a $26 fair value reduction for the six months ended June 30, 2015. In June 2015, we paid the liability remaining after recognizing the decline in fair value, and were relieved of further liabilities associated therewith. The decline in the fair value of the contingent cash consideration primarily relates to lower than expected financial performance compared to agreed upon financial targets.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximate their book values as of June 30, 2015 and December 31, 2014. The estimated fair values of our financial instruments as of June 30, 2015 and December 31, 2014 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$5,991	$6,090	$6,063	$6,390
Level 2:
4 percent Convertible Senior Notes (1)	7	8	32	33
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 6.9 percent. As discussed below (see Item 3- Quantitative and Qualitative Disclosures about Market Risk), the total cost to settle the notes based on the closing price of our common stock on June 30, 2015 would be $60.

7. Debt

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Debt consists of the following:

	June 30, 2015	December 31, 2014
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$549	$548
$2.5 billion ABL Facility (2)	1,771	1,304
5 3/4 percent Senior Secured Notes (3)	—	750
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes (3)	—	750
8 1/4 percent Senior Notes (4)	316	687
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes	950	951
4 5/8 percent Senior Secured Notes (5)	1,000	—
5 3/4 percent Senior Notes	850	850
5 1/2 percent Senior Notes (6)	800	—
Capital leases	92	105
Total URNA and subsidiaries debt	8,403	8,020
Holdings:
4 percent Convertible Senior Notes (7)	7	32
Total debt	8,410	8,052
Less short-term portion (8)	(590)	(618)
Total long-term debt	$7,820	$7,434
 ___________________

(1)
At June 30, 2015, $1 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.9 percent at June 30, 2015. During the six months ended June 30, 2015, the monthly average amount outstanding under the accounts receivable securitization facility was $456, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the six months ended June 30, 2015 was $550. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of June 30, 2015, there were $627 of receivables, net of applicable reserves, in the collateral pool.

(2)
At June 30, 2015, $680 was available under our ABL facility, net of $49 of letters of credit. The interest rate applicable to the ABL facility was 1.8 percent at June 30, 2015. During the six months ended June 30, 2015, the monthly average amount outstanding under the ABL facility was $1.2 billion, and the weighted-average interest rate thereon was 2.0 percent. The maximum month-end amount outstanding under the ABL facility during the six months ended June 30, 2015 was $1.8 billion. In March 2015, the ABL facility was amended, primarily to increase the facility size and to extend the maturity date. The size of the facility was increased to $2.5 billion. All amounts borrowed under the ABL facility must be repaid on or before March 2020.

(3)
In April 2015, we redeemed all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes. Upon redemption, we recognized an aggregate loss of $106 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the notes.

(4)
In April 2015, we redeemed $350 principal amount of our 8 1/4 percent Senior Notes. Upon redemption, we recognized a loss of $15 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(5)
In March 2015, URNA issued $1.0 billion aggregate principal amount of 4 5/8 percent Senior Secured Notes (the “4 5/8 percent Notes”) which are due July 15, 2023. The net proceeds from issuance were approximately $990 (after deducting offering expenses). The 4 5/8 percent Notes are guaranteed by Holdings and certain domestic subsidiaries of URNA and are secured on a second-priority basis by liens on substantially all of URNA’s and the guarantors’ assets that secure the ABL facility, subject to certain exceptions. The 4 5/8 percent Notes may be redeemed on or after July 15, 2018, at specified redemption prices that range from 103.469 percent in 2018, to 100 percent in 2021 and thereafter, plus accrued

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

and unpaid interest, if any. The indenture governing the 4 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

(6)
In March 2015, URNA issued $800 aggregate principal amount of 5 1/2 percent Senior Notes (the “5 1/2 percent Notes”) which are due July 15, 2025. The net proceeds from the issuance were approximately $792 (after deducting offering expenses). The 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 1/2 percent Notes may be redeemed on or after July 15, 2020, at specified redemption prices that range from 102.75 percent in 2020, to 100 percent in 2023 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

(7)
The difference between the June 30, 2015 carrying value of the 4 percent Convertible Senior Notes and the $8 principal amount reflects the $1 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at June 30, 2015, an amount equal to the $1 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” During the six months ended June 30, 2015, $26 of our 4 percent Convertible Senior Notes were redeemed. We recognized a loss of approximately $1 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the fair value of the debt component of the notes. Holders of the 4 percent Convertible Senior Notes have the right to redeem the notes prior to November 15, 2015 at a conversion price of $11.11 per share of common stock. Since July 1, 2015 (the beginning of the third quarter), none of the 4 percent Convertible Senior Notes have been redeemed.

(8)	As of June 30, 2015, our short-term debt primarily reflects $549 of borrowings under our accounts receivable securitization facility.
Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 0.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $80.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 0.6 million shares.
Loan Covenants and Compliance

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As of June 30, 2015, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In March 2015, we amended the ABL facility. The only financial covenant which currently exists under the ABL facility relates to the fixed charge coverage ratio. As of June 30, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio covenant under the amended ABL facility will only apply in the future if specified availability under the amended ABL facility falls below 10 percent of the maximum revolver amount under the amended ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the amended ABL facility. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders	$86	$94	201	154
Denominator:
Denominator for basic earnings per share—weighted-average common shares	96,647	97,002	96,896	96,118
Effect of dilutive securities:
Employee stock options and warrants	298	413	318	425
4 percent Convertible Senior Notes	605	7,758	894	9,005
Restricted stock units	197	421	308	475
Denominator for diluted earnings per share—adjusted weighted-average common shares	97,747	105,594	98,416	106,023
Basic earnings per share	$0.89	$0.98	$2.07	$1.61
Diluted earnings per share	$0.88	$0.90	$2.04	$1.46

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

10. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent, (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (iii) certain indebtedness that is guaranteed only by the guarantor subsidiaries (specifically, the 8 1/4 percent Senior Notes). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to pay dividends. As of June 30, 2015, the amount available for distribution under the most restrictive of these covenants was $252.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$4	$—	$196	$—	$—	$200
Accounts receivable, net	—	39	—	108	747	—	894
Intercompany receivable (payable)	144	55	(188)	(126)	—	115	—
Inventory	—	73	—	8	—	—	81
Prepaid expenses and other assets	—	67	—	7	—	—	74
Deferred taxes	—	186	—	1	—	—	187
Total current assets	144	424	(188)	194	747	115	1,436
Rental equipment, net	—	5,794	—	602	—	—	6,396
Property and equipment, net	40	323	20	42	—	—	425
Investments in subsidiaries	1,294	1,011	1,001	—	—	(3,306)	—
Goodwill	—	3,000	—	253	—	—	3,253
Other intangible assets, net	—	923	—	77	—	—	1,000
Other long-term assets	—	95	—	—	—	—	95
Total assets	$1,478	$11,570	$833	$1,168	$747	$(3,191)	$12,605
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$7	$583	$—	$—	$—	$—	$590
Accounts payable	—	618	—	65	—	—	683
Accrued expenses and other liabilities	—	273	14	22	—	—	309
Total current liabilities	7	1,474	14	87	—	—	1,582
Long-term debt	—	7,143	121	7	549	—	7,820
Deferred taxes	19	1,604	—	73	—	—	1,696
Other long-term liabilities	—	55	—	—	—	—	55
Total liabilities	26	10,276	135	167	549	—	11,153
Temporary equity (note 7)	1	—	—	—	—	—	1
Total stockholders’ equity (deficit)	1,451	1,294	698	1,001	198	(3,191)	1,451
Total liabilities and stockholders’ equity (deficit)	$1,478	$11,570	$833	$1,168	$747	$(3,191)	$12,605

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,100	$—	$120	$—	$—	$1,220
Sales of rental equipment	—	106	—	18	—	—	124
Sales of new equipment	—	34	—	5	—	—	39
Contractor supplies sales	—	18	—	3	—	—	21
Service and other revenues	—	22	—	3	—	—	25
Total revenues	—	1,280	—	149	—	—	1,429
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	389	—	56	—	—	445
Depreciation of rental equipment	—	216	—	24	—	—	240
Cost of rental equipment sales	—	58	—	10	—	—	68
Cost of new equipment sales	—	29	—	4	—	—	33
Cost of contractor supplies sales	—	13	—	2	—	—	15
Cost of service and other revenues	—	9	—	1	—	—	10
Total cost of revenues	—	714	—	97	—	—	811
Gross profit	—	566	—	52	—	—	618
Selling, general and administrative expenses	(4)	153	—	18	8	—	175
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	—	—	—	—	—	—
Non-rental depreciation and amortization	4	57	—	6	—	—	67
Operating (loss) income	—	355	—	28	(8)	—	375
Interest (income) expense, net	—	232	—	1	1	(2)	232
Other (income) expense, net	(38)	55	—	2	(25)	—	(6)
Income before provision for income taxes	38	68	—	25	16	2	149
Provision for income taxes	18	28	2	9	6	—	63
Income (loss) before equity in net earnings (loss) of subsidiaries	20	40	(2)	16	10	2	86
Equity in net earnings (loss) of subsidiaries	66	26	16	—	—	(108)	—
Net income (loss)	86	66	14	16	10	(106)	86
Other comprehensive income (loss)	17	17	16	13	—	(46)	17
Comprehensive income (loss)	$103	$83	$30	$29	$10	$(152)	$103

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$2,098	$—	$247	$—	$—	$2,345
Sales of rental equipment	—	212	—	28	—	—	240
Sales of new equipment	—	63	—	9	—	—	72
Contractor supplies sales	—	34	—	5	—	—	39
Service and other revenues	—	41	—	7	—	—	48
Total revenues	—	2,448	—	296	—	—	2,744
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	773	—	116	—	—	889
Depreciation of rental equipment	—	427	—	48	—	—	475
Cost of rental equipment sales	—	117	—	15	—	—	132
Cost of new equipment sales	—	53	—	7	—	—	60
Cost of contractor supplies sales	—	24	—	3	—	—	27
Cost of service and other revenues	—	15	—	4	—	—	19
Total cost of revenues	—	1,409	—	193	—	—	1,602
Gross profit	—	1,039	—	103	—	—	1,142
Selling, general and administrative expenses	(1)	304	—	38	15	—	356
Merger related costs	—	(26)	—	—	—	—	(26)
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	8	116	—	12	—	—	136
Operating (loss) income	(7)	644	—	53	(15)	—	675
Interest (income) expense, net	(1)	351	2	2	2	(3)	353
Other (income) expense, net	(73)	107	1	3	(47)	—	(9)
Income (loss) before provision for income taxes	67	186	(3)	48	30	3	331
Provision for income taxes	31	71	—	16	12	—	130
Income (loss) before equity in net earnings (loss) of subsidiaries	36	115	(3)	32	18	3	201
Equity in net earnings (loss) of subsidiaries	165	50	32	—	—	(247)	—
Net income (loss)	201	165	29	32	18	(244)	201
Other comprehensive (loss) income	(72)	(72)	(74)	(58)	—	204	(72)
Comprehensive income (loss)	$129	$93	$(45)	$(26)	$18	$(40)	$129

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$6	$1,069	$1	$144	$30	$—	$1,250
Net cash used in investing activities	(6)	(793)	—	(77)	—	—	(876)
Net cash used in financing activities	—	(280)	(1)	(7)	(30)	—	(318)
Effect of foreign exchange rates	—	—	—	(14)	—	—	(14)
Net (decrease) increase in cash and cash equivalents	—	(4)	—	46	—	—	42
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$4	$—	$196	$—	$—	$200
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$10	$928	$2	$146	$(32)	$—	$1,054
Net cash used in investing activities	(10)	(1,402)	—	(158)	—	—	(1,570)
Net cash provided by (used in) financing activities	—	483	(2)	(1)	32	—	512
Effect of foreign exchange rates	—	—	—	(1)	—	—	(1)
Net increase (decrease) in cash and cash equivalents	—	9	—	(14)	—	—	(5)
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$26	$—	$144	$—	$—	$170

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 896 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $8.9 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2015.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2015, we have continued our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. We have trained over 2,900 employees, approximately 75 percent of our district managers and over 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We believe that the expansion of our trench, power and pump business, as well as our tools offering, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

For the six months ended June 30, 2015, equipment rental revenue increased 7.4 percent as compared to the same period in 2014, primarily reflecting a 5.3 percent increase in the volume of OEC on rent and a 2.2 percent rental rate increase. During the six months ended June 30, 2015, we experienced volume and pricing pressure associated with upstream oil and gas customers, the impact of which was most pronounced in our trench, power and pump segment, where equipment rental gross margin decreased from 48.3 percent to 44.2 percent year-over-year. The decreased equipment rental gross margin in our trench, power and pump segment primarily reflects decreased margins in the Pump Solutions region, which is primarily comprised of locations acquired in the National Pump acquisition, which experienced volume and pricing pressure associated with upstream oil and gas customers. The aggregate equipment rentals gross margin in the trench, power and pump segment excluding the Pump Solutions region increased by approximately 1.9 percentage points from 2014. We expect the combination of recent industry fleet expansion and continuing softness in the upstream oil and gas sector to place pressure on volume and pricing, and, accordingly, have lowered our 2015 outlook for rental rates, time utilization, revenue and adjusted EBITDA (as defined below).

Financial Overview
As discussed further in note 7 to the condensed consolidated financial statements, during 2015, we took the following actions that have improved our financial flexibility and liquidity:

•	Redeemed all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes;

•	Redeemed $350 principal amount of our 8 1/4 percent Senior Notes;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes; and

•	Amended and extended our ABL facility. The size of the facility was increased to $2.5 billion.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of June 30, 2015, we had available liquidity of $881, including cash and cash equivalents of $200.
Net income. Net income and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$86	$94	$201	$154
Diluted earnings per share	$0.88	$0.90	$2.04	$1.46

Net income and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$(5)	$(0.05)	$17	$0.17	$(6)	$(0.05)
Merger related intangible asset amortization (2)	(27)	(0.27)	(31)	(0.29)	(57)	(0.57)	(55)	(0.52)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	—	—	1	0.01	1	0.01	1	0.01
Impact of the fair value mark-up of acquired RSC fleet (4)	(4)	(0.04)	(6)	(0.06)	(8)	(0.08)	(11)	(0.11)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	1	0.01	1	0.01	2	0.01
Restructuring charge (6)	—	—	1	0.01	(1)	(0.01)	—	—
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(74)	(0.76)	(40)	(0.38)	(75)	(0.77)	(46)	(0.43)

(1)
This reflects transaction costs associated with the 2012 acquisition of RSC Holdings Inc. ("RSC") and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. The income for the six months ended June 30, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements.

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$86	$94	$201	$154
Provision for income taxes	63	48	130	82
Interest expense, net	232	187	353	312
Depreciation of rental equipment	240	229	475	446
Non-rental depreciation and amortization	67	70	136	130
EBITDA	$688	$628	$1,295	$1,124
Merger related costs (1)	1	8	(26)	9
Restructuring charge (2)	—	(1)	1	—
Stock compensation expense, net (3)	11	19	25	31
Impact of the fair value mark-up of acquired RSC fleet (4)	6	9	13	18
Adjusted EBITDA	$706	$663	$1,308	$1,182

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by operating activities	$1,250	$1,054
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(5)	(10)
Gain on sales of rental equipment	108	103
Gain on sales of non-rental equipment	4	4
Merger related costs (1)	26	(9)
Restructuring charge (2)	(1)	—
Stock compensation expense, net (3)	(25)	(31)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(123)	(75)
Changes in assets and liabilities	(222)	(172)
Cash paid for interest	253	224
Cash paid for income taxes, net	30	36
EBITDA	$1,295	$1,124
Add back:
Merger related costs (1)	(26)	9
Restructuring charge (2)	1	—
Stock compensation expense, net (3)	25	31
Impact of the fair value mark-up of acquired RSC fleet (4)	13	18
Adjusted EBITDA	$1,308	$1,182
 ___________________

(1)
This reflects transaction costs associated with the 2012 RSC acquisition and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. The income for the six months ended June 30, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements.

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
For the three months ended June 30, 2015, EBITDA increased $60, or 9.6 percent, and adjusted EBITDA increased $43, or 6.5 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and decreased selling, general and administrative expense. The adjusted EBITDA increase primarily reflects increased profit from equipment rentals. For the three months ended June 30, 2015, EBITDA margin increased 3.2 percentage points to 48.1 percent, and adjusted EBITDA margin increased 2.0 percentage points to 49.4 percent. The increase in the EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, and improved selling, general and administrative leverage. The increase in the adjusted EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment.
For the six months ended June 30, 2015, EBITDA increased $171, or 15.2 percent, and adjusted EBITDA increased $126, or 10.7 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and reduced merger costs associated with a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements. The adjusted EBITDA increase primarily reflects increased profit from equipment rentals. For the six months ended June 30, 2015, EBITDA margin increased 3.6 percentage points to 47.2 percent, and adjusted EBITDA margin increased 1.8 percentage points to 47.7 percent. The increase in the EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, improved selling, general and administrative leverage, and reduced merger costs. The increase in the adjusted EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Eastern Canada, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Mountain West, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended June 30, 2015, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 13 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the six months ended June 30, 2015, the aggregate general rentals' equipment rentals gross margin increased 2.1 percentage points to 41.5 percent as compared to the same period in 2014, primarily reflecting cost improvements, partially offset by a 0.3 percentage point decrease in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment. As compared to the equipment rentals revenue increase of 3.7 percent, compensation costs decreased 2.2 percent.
For the five year period ended June 30, 2015, the general rentals' region with the lowest equipment rentals gross margin was the Pacific West. The Pacific West region's equipment rentals gross margin of 36.7 percent for the five year period ended June 30, 2015 was 11 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Pacific West region's equipment rentals gross margin was less than the other general rentals' regions during this period due to weaker end markets. For the six months ended June 30, 2015, the Pacific West region's equipment rentals gross margin increased 1.6 percentage points to 40.8 percent as compared to the same period in 2014, primarily reflecting a 1.5 percent rental rate increase and cost improvements, partially offset by a 0.3 percentage point decrease in time utilization. While equipment rentals revenues were flat year-over-year, aggregate repair and maintenance and delivery costs decreased 6.1 percent and compensation costs decreased 3.3 percent. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended June 30, 2015, the general rentals' region with the highest equipment rentals gross margin was the South. The South region's equipment rentals gross margin of 45.5 percent for the five year period ended June 30, 2015 was 13 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The South region's equipment rentals gross margin was more than the other general rentals' regions during this period due to strong end markets that have recovered faster than in other parts of the country. For the six months ended June 30, 2015, the South region's equipment rentals gross margin increased 1.9 percentage points to 47.9 percent as compared to the same period in 2014, primarily reflecting a 3.8 percent rental rate increase and a 0.5 percentage point increase in time utilization due to strong end markets.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended June 30, 2015, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on fleet sharing. Additionally, the margins for the five year period ended June 30, 2015 include the significant impact of the economic downturn that commenced in the latter part of 2008 and continued through 2010. We began to see recovery late in the first quarter of 2010, but the economic impact of the downturn and the pace of recovery impacted all of our regions differently. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2015
Equipment rentals	$1,048	$172	$1,220
Sales of rental equipment	116	8	124
Sales of new equipment	35	4	39
Contractor supplies sales	18	3	21
Service and other revenues	23	2	25
Total revenue	$1,240	$189	$1,429
Three Months Ended June 30, 2014
Equipment rentals	$1,028	$151	$1,179
Sales of rental equipment	132	6	138
Sales of new equipment	25	12	37
Contractor supplies sales	19	3	22
Service and other revenues	17	6	23
Total revenue	$1,221	$178	$1,399
Six Months Ended June 30, 2015
Equipment rentals	$2,024	$321	$2,345
Sales of rental equipment	224	16	240
Sales of new equipment	61	11	72
Contractor supplies sales	33	6	39
Service and other revenues	42	6	48
Total revenue	$2,384	$360	$2,744
Six Months Ended June 30, 2014
Equipment rentals	$1,952	$232	$2,184
Sales of rental equipment	238	10	248
Sales of new equipment	49	14	63
Contractor supplies sales	36	5	41
Service and other revenues	34	7	41
Total revenue	$2,309	$268	$2,577

Equipment rentals. For the three months ended June 30, 2015, equipment rentals of $1.220 billion increased $41, or 3.5 percent, as compared to the same period in 2014, primarily reflecting a 2.8 percent increase in the volume of OEC on rent and a 1.5 percent rental rate increase. Equipment rentals represented 85 percent of total revenues for the three months ended June 30, 2015. On a segment basis, equipment rentals represented 85 percent and 91 percent of total revenues for the three months ended June 30, 2015 for general rentals and trench, power and pump, respectively. General rentals equipment rentals increased $20, or 1.9 percent, primarily reflecting a 2.5 percent increase in the volume of OEC on rent. Trench, power and pump equipment rentals increased $21, or 13.9 percent, primarily reflecting increased average OEC, partially offset by decreased time utilization due to the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. The locations acquired in the National Pump acquisition experienced volume and pricing pressure associated with upstream oil and gas customers. Trench, power and pump average OEC for the three months ended June 30, 2015 increased 26.4 percent as compared to the same period in 2014.

For the six months ended June 30, 2015, equipment rentals of $2.345 billion increased $161, or 7.4 percent, as compared to the same period in 2014, primarily reflecting a 5.3 percent increase in the volume of OEC on rent and a 2.2 percent rental rate increase. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2015. On a segment basis, equipment rentals represented 85 percent and 89 percent of total revenues for the six months ended June 30, 2015 for general rentals and trench, power and pump, respectively. General rentals equipment rentals increased $72, or 3.7 percent, primarily reflecting a 3.5 percent increase in the volume of OEC on rent. Trench, power and pump equipment rentals increased $89, or 38.4 percent, primarily reflecting increased average OEC, partially offset by decreased time utilization due to the impact of the acquisition of National Pump. The locations acquired in the National Pump acquisition experienced volume and pricing pressure associated with upstream oil and gas customers. Trench, power and pump average OEC for the six months ended June 30, 2015 increased 53.6 percent as compared to the same period in 2014, including the impact of the acquisition of National Pump.
Sales of rental equipment. For the six months ended June 30, 2015, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended June 30, 2015, sales of rental equipment decreased 10.1 percent, primarily reflecting decreased volume. For the six months ended June 30, 2015, sales of rental equipment didn't change significantly from the same period in 2014.
Sales of new equipment. For the six months ended June 30, 2015, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2015, sales of new equipment increased 5.4 percent and 14.3 percent, respectively, as compared to the same periods in 2014, primarily reflecting increased volume partially offset by the impact of changes in the mix of equipment sold.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2015, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and six months ended June 30, 2015 didn't change significantly from the same periods in 2014.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2015, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2015, service and other revenues increased 8.7 percent and 17.1 percent, respectively, as compared to the same periods in 2014, primarily reflecting increased revenue from rental protection services.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2015
Equipment Rentals Gross Profit	$456	$79	$535
Equipment Rentals Gross Margin	43.5%	45.9%	43.9%
Three Months Ended June 30, 2014
Equipment Rentals Gross Profit	$426	$77	$503
Equipment Rentals Gross Margin	41.4%	51.0%	42.7%
Six Months Ended June 30, 2015
Equipment Rentals Gross Profit	$839	$142	$981
Equipment Rentals Gross Margin	41.5%	44.2%	41.8%
Six Months Ended June 30, 2014
Equipment Rentals Gross Profit	$770	$112	$882
Equipment Rentals Gross Margin	39.4%	48.3%	40.4%

General rentals. For the three months ended June 30, 2015, equipment rentals gross profit increased by $30 and equipment rentals gross margin increased by 2.1 percentage points from 2014, primarily reflecting cost improvements, partially offset by a 0.7 percentage point decrease in time utilization. The time utilization decrease primarily reflects the impact of our locations with significant upstream oil and gas exposure which experienced significant volume and pricing pressure. As compared to the equipment rentals revenue increase of 1.9 percent, compensation costs decreased 4.4 percent. For the three months ended June 30, 2015 and 2014, time utilization was 68.1 percent and 68.8 percent, respectively.

For the six months ended June 30, 2015, equipment rentals gross profit increased by $69 and equipment rentals gross margin increased by 2.1 percentage points from 2014, primarily reflecting cost improvements, partially offset by a 0.3 percentage point decrease in time utilization. As compared to the equipment rentals revenue increase of 3.7 percent, compensation costs decreased 2.2 percent. For the six months ended June 30, 2015 and 2014, time utilization was 66.7 percent and 67.0 percent, respectively.
Trench, power and pump. For the three months ended June 30, 2015, equipment rentals gross profit increased by $2 and equipment rentals gross margin decreased by 5.1 percentage points from 2014. The slight increase in equipment rentals gross profit reflects increased equipment rentals revenue on a significantly larger fleet at our locations excluding the Pump Solutions region offset by decreased equipment rentals gross profit in the Pump Solutions region. At our locations excluding the Pump Solutions region, as compared to the same period in 2014, equipment rentals revenue increased approximately 25 percent, average OEC increased approximately 26 percent, and equipment rentals gross profit increased approximately 30 percent. As noted above, the trench, power and pump segment is comprised of the Trench Safety region, the Power and HVAC region, and the Pump Solutions region. The Pump Solutions region is primarily comprised of locations acquired in the National Pump acquisition discussed in note 2 to the condensed consolidated financial statements. The decrease in equipment rentals gross margin for the trench, power and pump segment primarily reflects decreased margins in the Pump Solutions region which experienced volume and pricing pressure associated with upstream oil and gas customers. The aggregate equipment rentals gross margin in the trench, power and pump segment excluding the Pump Solutions region increased by approximately 1.9 percentage points from 2014.
For the six months ended June 30, 2015, equipment rentals gross profit increased by $30 and equipment rentals gross margin decreased by 4.1 percentage points from 2014. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a significantly larger fleet at our locations excluding the Pump Solutions region discussed below. At our locations excluding the Pump Solutions region, as compared to the same period in 2014, equipment rentals revenue increased approximately 28 percent, average OEC increased approximately 31 percent, and equipment rentals gross profit increased approximately 33 percent. The decrease in equipment rentals gross margin primarily reflects decreased margins in the Pump Solutions region which experienced volume and pricing pressure associated with upstream oil and gas customers. The aggregate equipment rentals gross margin in the trench, power and pump segment excluding the Pump Solutions region increased by approximately 1.9 percentage points from 2014.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total gross margin	43.2%	42.1%	41.6%	40.2%
Equipment rentals	43.9%	42.7%	41.8%	40.4%
Sales of rental equipment	45.2%	42.0%	45.0%	41.5%
Sales of new equipment	15.4%	16.2%	16.7%	19.0%
Contractor supplies sales	28.6%	31.8%	30.8%	31.7%
Service and other revenues	60.0%	65.2%	60.4%	65.9%

For the three months ended June 30, 2015, total gross margin increased 1.1 percentage points as compared to the same period in 2014, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 1.2 percentage points, primarily reflecting a 1.5 percent rental rate increase and cost improvements, partially offset by a 1.5 percentage point decrease in time utilization. During the three months ended June 30, 2015, the locations acquired in the National Pump acquisition, and our other locations with significant exposure to upstream oil and gas, experienced volume and pricing pressure associated with upstream oil and gas customers, which was a primary driver of the decrease in time utilization. As compared to the equipment rentals revenue increase of 3.5 percent, compensation costs decreased 1.6 percent. For the three months ended June 30, 2015 and 2014, time utilization was 66.6 percent and 68.1 percent, respectively. Gross margin from sales of rental equipment increased 3.2 percentage points primarily due to improvements in pricing and channel mix. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

For the six months ended June 30, 2015, total gross margin increased 1.4 percentage points as compared to the same period in 2014, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 1.4 percentage points, primarily reflecting a 2.2 percent rental rate increase and cost improvements, partially offset by a 1.0 percentage point decrease in time utilization. During the six months ended June 30,

2015, the locations acquired in the National Pump acquisition, and our other locations with significant exposure to upstream oil and gas, experienced volume and pricing pressure associated with upstream oil and gas customers, which was a primary driver of the decrease in time utilization. As compared to the equipment rentals revenue increase of 7.4 percent, compensation costs increased 1.7 percent. For the six months ended June 30, 2015 and 2014, time utilization was 65.4 percent and 66.4 percent, respectively. Gross margin from sales of rental equipment increased 3.5 percentage points primarily due to improvements in pricing and channel mix.
Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$175	$187	$356	$355
SG&A as a percentage of revenue	12.2%	13.4%	13.0%	13.8%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2015, SG&A expense of $175 decreased $12 as compared to 2014, primarily reflecting decreased incentive compensation costs associated with lower than expected profitability, partially offset by increased bad debt expense primarily due to improved receivable aging which reduced the expense for the three months ended June 30, 2014. As a percentage of revenue, SG&A decreased 1.2 percentage points year over year.

For the six months ended June 30, 2015, SG&A expense of $356 increased $1 as compared to 2014. As a percentage of revenue, SG&A decreased 0.8 percentage points year over year, primarily reflecting decreased incentive compensation costs associated with lower than expected profitability.
Merger related costs for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Merger related costs	$1	$8	$(26)	$9
In the second quarter of 2012, we completed the acquisition of RSC. As discussed in note 2 to the condensed consolidated financial statements, in April 2014, we completed the acquisition of National Pump. The acquisition-related costs are comprised of financial and legal advisory fees, branding costs, and changes to the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements. The income for six months ended June 30, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements.
Restructuring charges for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring charge	$—	$(1)	$1	$—
The restructuring charges for the three and six months ended June 30, 2015 and 2014 primarily reflect branch closure charges associated with the RSC acquisition and our closed restructuring program. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring programs, which were complete as of June 30, 2015.
Non-rental depreciation and amortization for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-rental depreciation and amortization	$67	$70	$136	$130

Non-rental depreciation and amortization for the three and six months ended June 30, 2015 decreased $3, or 4.3 percent, and increased $6, or 4.6 percent, respectively, as compared to 2014.

Interest expense, net for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense, net	$232	$187	$353	$312

Interest expense, net for the three and six months ended June 30, 2015 increased $45, or 24.1 percent, and $41, or 13.1 percent, respectively, as compared to 2014. Interest expense, net for the three and six months ended June 30, 2015 includes aggregate losses of $121 and $123, respectively, associated with the debt redemptions discussed in note 7 to the condensed consolidated financial statements. Interest expense, net for the three and six months ended June 30, 2014 includes aggregate losses of $64 and $75, respectively, associated with redemptions of our 10 1/4 percent Senior Notes, 9 1/4 percent Senior Notes and 4 percent Convertible Senior Notes. Excluding the impact of the debt redemption losses, interest expense, net for the three and six months ended June 30, 2015 decreased slightly as compared to 2014 primarily due to a lower average cost of debt, partially offset by the impact of increased average outstanding debt.
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before provision for income taxes	$149	$142	$331	$236
Provision for income taxes	63	48	130	82
Effective tax rate	42.3%	33.8%	39.3%	34.7%

The differences between the 2015 and 2014 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges. Additionally, the effective tax rates for the three and six months ended June 30, 2015 include the impact of a $6 increase in valuation allowances resulting from the enactment of Connecticut state limitations on net operating loss utilization.
Balance sheet. Prepaid expenses and other assets decreased by $48, or 39.3 percent, from December 31, 2014 to June 30, 2015 primarily due to an income tax refund received during the six months ended June 30, 2015. Accounts payable increased by $398, or 139.6 percent, from December 31, 2014 to June 30, 2015 primarily due to increased capital expenditures and a seasonal increase in business activity. Accrued expenses and other liabilities decreased by $266, or 46.3 percent, from December 31, 2014 to June 30, 2015 primarily due to i) payments made associated with the National Pump acquisition discussed in note 2 to our condensed consolidated financial statements, ii) the timing of interest payments and iii) decreased incentive compensation accruals associated with lower than expected profitability.
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
As discussed further in note 7 to the condensed consolidated financial statements, during 2015, we took the following actions that have improved our financial flexibility and liquidity:

•	Redeemed all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes;

•	Redeemed $350 principal amount of our 8 1/4 percent Senior Notes;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes; and

•	Amended and extended our ABL facility. The size of the facility was increased to $2.5 billion.
As previously announced, in 2014, the Company’s Board of Directors authorized a $750 share repurchase program. The Company’s current intention is to complete the program in 2015. As of July 20, 2015, we have repurchased $573 of Holdings' common stock under such program. In July 2015, the Company’s Board of Directors authorized a new $1 billion share repurchase program which will commence upon completion of the current $750 share repurchase program. The Company intends to complete the new program within 18 months of its initiation.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2015, we had (i) $680 of borrowing capacity, net of $49 of letters of credit, available under the ABL facility, (ii) $1 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $200. Cash equivalents at June 30, 2015 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of June 30, 2015, $1.8 billion and $549 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at June 30, 2015 were 1.8 percent and 0.9 percent, respectively. During the six months ended June 30, 2015, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $1.2 billion and $456, respectively, and the weighted-average interest rates thereon were 2.0 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the six months ended June 30, 2015 were $1.8 billion and $550, respectively. The maximum month-end amount outstanding under the ABL facility exceeded the average amount outstanding during the six months ended June 30, 2015 primarily due to the repayment of a portion of the outstanding borrowings under the ABL facility in March 2015 using the net proceeds from the debt issuances discussed above.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 20, 2015 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $776 and $780 during the six months ended June 30, 2015 and 2014, respectively. For the full year 2015, we expect net rental capital expenditures of approximately $1.1 billion, after gross purchases of approximately $1.6 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of June 30, 2015, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In March 2015, we amended the ABL facility. The only financial covenant which currently exists under the ABL facility relates to the fixed charge coverage ratio. As of June 30, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio covenant under the amended ABL facility will only apply in the future if specified availability under the amended ABL facility falls below 10 percent of the maximum revolver amount under the amended ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the amended ABL facility. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

URNA’s dividend payment capacity is restricted under the covenants in the indentures and other agreements governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2015, we (i) generated cash from operating activities of $1.250 billion, (ii) generated cash from the sale of rental and non-rental equipment of $248 and (iii) received cash from debt proceeds, net of payments, of $260. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.066 billion, (ii) purchase other companies for $58, (iii) pay $52 of contingent consideration associated with the National Pump acquisition as discussed in note 6 to our condensed consolidated financial statements and (iii) purchase shares of our common stock for $501. During the six months ended June 30, 2014, we (i) generated cash from operating activities of $1.054 billion, (ii) generated cash from the sale of rental and non-rental equipment of $266 and (iii) received cash from debt proceeds, net of payments, of $754. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.080 billion, (ii) purchase other companies for $756 and (iii) purchase shares of our common stock for $247.
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

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by operating activities	$1,250	$1,054
Purchases of rental equipment	(1,016)	(1,028)
Purchases of non-rental equipment	(50)	(52)
Proceeds from sales of rental equipment	240	248
Proceeds from sales of non-rental equipment	8	18
Free cash flow	$432	$240

Free cash flow for the six months ended June 30, 2015 was $432, an increase of $192 as compared to $240 for the six months ended June 30, 2014. Free cash flow increased primarily due to increased net cash provided by operating activities. Free cash flow for the six months ended June 30, 2015 and 2014 includes the impact of the merger and restructuring costs discussed above. We expect free cash flow in the range of $725 to $775 in 2015 and intend to use this primarily to fund our share repurchase activity in 2015.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of June 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt and capital leases (1)	$575	$35	$20	$11	$4	$7,725	$8,370
Interest due on debt (2)	207	412	410	410	409	1,130	2,978
Operating leases (1):
Real estate	51	94	76	56	38	58	373
Non-rental equipment	18	32	32	29	21	22	154
Service agreements (3)	8	7	6	—	—	—	21
Purchase obligations (4)	463	—	—	—	—	—	463
Total (5)	$1,322	$580	$544	$506	$472	$8,935	$12,359

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of June 30, 2015.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of June 30, 2015, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2015.

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
Interest Rate Risk. As of June 30, 2015, we had an aggregate of $2.3 billion of indebtedness that bears interest at variable rates, comprised of $1.8 billion of borrowings under the ABL facility and $549 of borrowings under the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on June 30, 2015 were 1.8 percent for the ABL facility and 0.9 percent for the accounts receivable securitization facility. As of June 30, 2015, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $14 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2015, we had an aggregate of $6.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2015 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Senior Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 0.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $80.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 0.6 million shares. Holders of the 4 percent Convertible Senior Notes have the right to redeem the notes prior to November 15, 2015 at a conversion price of $11.11 per share of common stock. Since July 1, 2015 (the beginning of the third quarter), none of the 4 percent Convertible Senior Notes have been redeemed.
If the total $8 outstanding principal amount of the 4 percent Convertible Senior Notes was converted, the total cost to settle the notes would be $60, assuming a conversion price of $87.62 (the closing price of our common stock on June 30, 2015) per share of common stock. The $8 principal amount would be settled in cash, and the remaining $52 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the June 30, 2015 closing stock price, approximately 0.6 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $52 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $1 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our June 30, 2015 closing stock price, we estimate that we would receive approximately $3 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $15.55.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our 2014 Form 10-K includes the risk factor “We cannot guarantee that we will repurchase our common stock pursuant to our recently announced share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.” On July 22, 2015, we reported that as of July 20, 2015, we had repurchased $573 million of common stock as part of the $750 million share repurchase program referred to in the risk factor. We also announced that our board of directors authorized a new $1 billion share repurchase program, which will commence upon completion of the current $750 million program. We intend to complete the new $1 billion share repurchase program within 18 months of its initiation. The risks outlined in the risk factor regarding our $750 million share repurchase program apply equally to our new $1 billion share repurchase program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2015 to April 30, 2015	127,886	(1)	$95.41	105,428	—
May 1, 2015 to May 31, 2015	3,873	(1)	$100.00	—	—
June 1, 2015 to June 30, 2015	1,595,241	(1)	$90.88	1,595,075	—
Total	1,727,000		$91.24	1,700,503	$177,012,542

(1)
In April 2015, May 2015 and June 2015, 22,458, 3,873 and 166 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On December 1, 2014, our Board approved a share repurchase program authorizing up to $750 million in repurchases of Holdings' common stock, which we intend to complete in 2015. On July 21, 2015, our Board authorized a new $1 billion share repurchase program which will commence upon completion of the current $750 million share repurchase program. We intend to complete the new program within 18 months of its initiation.

Item 6.	Exhibits

2(a)*
First Amendment to Asset Purchase Agreement, dated as of June 24, 2015, by and among United Rentals (North America), Inc. and United Rentals of Canada, Inc., on the one hand, and LD Services, LLC, National Pump & Compressor, Ltd., Canadian Pump & Compressor Ltd., and GulfCo Industrial Equipment, L.P. (collectively, the “Sellers”) and the general partner and limited partners, members, shareholders or other equity holders of each Seller, as the case may be, on the other hand

3(a)
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

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended June 30, 2015, filed on July 22, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	July 21, 2015	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 21, 2015	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer