Form 10-Q
period 2015-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2015-10-21
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of October 19, 2015, there were 92,828,361 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	5

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	5

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	6

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2015 (unaudited)	8

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	47

Item 1A	Risk Factors	47

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6	Exhibits	48

	Signatures	49

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

•
our significant indebtedness (which totaled $8.5 billion at September 30, 2015) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$171	$158
Accounts receivable, net of allowance for doubtful accounts of $48 at September 30, 2015 and $43 at December 31, 2014	994	940
Inventory	77	78
Prepaid expenses and other assets	58	122
Deferred taxes	126	248
Total current assets	1,426	1,546
Rental equipment, net	6,438	6,008
Property and equipment, net	436	438
Goodwill	3,257	3,272
Other intangible assets, net	948	1,106
Other long-term assets	93	97
Total assets	$12,598	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$639	$618
Accounts payable	475	285
Accrued expenses and other liabilities	403	575
Total current liabilities	1,517	1,478
Long-term debt	7,876	7,434
Deferred taxes	1,653	1,692
Other long-term liabilities	55	65
Total liabilities	11,101	10,669
Temporary equity	—	2
Common stock—$0.01 par value, 500,000,000 shares authorized, 110,982,341 and 92,827,300 shares issued and outstanding, respectively, at September 30, 2015 and 108,233,686 and 97,877,580 shares issued and outstanding, respectively, at December 31, 2014	1	1
Additional paid-in capital	2,235	2,168
Retained earnings	919	503
Treasury stock at cost—18,155,041 and 10,356,106 shares at September 30, 2015 and December 31, 2014, respectively	(1,440)	(802)
Accumulated other comprehensive loss	(218)	(74)
Total stockholders’ equity	1,497	1,796
Total liabilities and stockholders’ equity	$12,598	$12,467
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Equipment rentals	$1,326	$1,315	$3,671	$3,499
Sales of rental equipment	141	140	381	388
Sales of new equipment	38	42	110	105
Contractor supplies sales	21	23	60	64
Service and other revenues	24	24	72	65
Total revenues	1,550	1,544	4,294	4,121
Cost of revenues:
Cost of equipment rentals, excluding depreciation	470	480	1,359	1,336
Depreciation of rental equipment	249	236	724	682
Cost of rental equipment sales	85	82	217	227
Cost of new equipment sales	31	33	91	84
Cost of contractor supplies sales	15	16	42	44
Cost of service and other revenues	10	9	29	23
Total cost of revenues	860	856	2,462	2,396
Gross profit	690	688	1,832	1,725
Selling, general and administrative expenses	178	194	534	549
Merger related costs	—	4	(26)	13
Restructuring charge	—	(2)	1	(2)
Non-rental depreciation and amortization	66	70	202	200
Operating income	446	422	1,121	965
Interest expense, net	107	124	460	436
Other income, net	(1)	(5)	(10)	(10)
Income before provision for income taxes	340	303	671	539
Provision for income taxes	125	111	255	193
Net income	$215	$192	$416	$346
Basic earnings per share	$2.28	$1.95	$4.33	$3.57
Diluted earnings per share	$2.25	$1.84	$4.27	$3.29
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$215	$192	$416	$346
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(71)	(51)	(144)	(54)
Fixed price diesel swaps	(1)	—	—	—
Other comprehensive loss	(72)	(51)	(144)	(54)
Comprehensive income (1)	$143	$141	$272	$292

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive loss during 2015 or 2014. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive loss during 2015 or 2014.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2014	98	$1	$2,168	$503	10	$(802)	$(74)
Net income				416
Foreign currency translation adjustments							(144)
Stock compensation expense, net			37
Exercise of common stock options			1
4 percent Convertible Senior Notes (2)	3		1
Shares repurchased and retired			(29)
Repurchase of common stock	(8)				8	(638)
Excess tax benefits from share-based payment arrangements, net			57
Balance at September 30, 2015	93	$1	$2,235	$919	18	$(1,440)	$(218)

(1)An aggregate of less than 5 million net shares were issued during the year ended December 31, 2014.
(2)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and the conversion of a portion of the 4 percent Convertible Senior Notes during the nine months ended September 30, 2015.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$416	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	926	882
Amortization of deferred financing costs and original issue discounts	8	14
Gain on sales of rental equipment	(164)	(161)
Gain on sales of non-rental equipment	(6)	(7)
Stock compensation expense, net	37	48
Merger related costs	(26)	13
Restructuring charge	1	(2)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	123	80
Excess tax benefits from share-based payment arrangements	(57)	—
Increase in deferred taxes	94	134
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(72)	(99)
Increase in inventory	—	(23)
Decrease in prepaid expenses and other assets	17	10
Increase in accounts payable	195	197
Increase in accrued expenses and other liabilities	65	34
Net cash provided by operating activities	1,557	1,466
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,425)	(1,484)
Purchases of non-rental equipment	(76)	(84)
Proceeds from sales of rental equipment	381	388
Proceeds from sales of non-rental equipment	14	26
Purchases of other companies, net of cash acquired	(86)	(752)
Net cash used in investing activities	(1,192)	(1,906)
Cash Flows From Financing Activities:
Proceeds from debt	7,453	5,911
Payments of debt	(7,093)	(5,082)
Payment of contingent consideration	(52)	—
Proceeds from the exercise of common stock options	1	2
Common stock repurchased	(667)	(399)
Payments of financing costs	(27)	(22)
Cash received in connection with the 4 percent Convertible Senior Notes and related hedge, net	—	31
Excess tax benefits from share-based payment arrangements	57	—
Net cash (used in) provided by financing activities	(328)	441
Effect of foreign exchange rates	(24)	(8)
Net increase (decrease) in cash and cash equivalents	13	(7)
Cash and cash equivalents at beginning of period	158	175
Cash and cash equivalents at end of period	$171	$168
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$55	$60
Cash paid for interest	304	315
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

New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has agreed to a one-year deferral of the original effective date of this guidance and as a result it will be effective for fiscal years and interim periods beginning after December 15, 2017. The FASB's update allows entities to apply the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.
Interest—Imputation of Interest. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. Early adoption is permitted, and we plan to adopt this guidance during the fourth quarter of 2015. We do not expect this guidance to have a significant impact on our financial statements, although it will change the financial statement classification of our debt issuance costs. As of September 30, 2015, $86 of net debt issuance costs were included in total assets in our condensed consolidated balance sheet. Under the new guidance, the net debt issuance costs would reduce the total debt shown on our balance sheet.
Inventory. In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost or net realizable value. Current GAAP requires that an entity measure inventory at the lower of cost or market, and market under current GAAP could be replacement cost, net realizable value, or net realizable value less a normal profit margin. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016, and requires prospective application. Early adoption is permitted. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.
Business Combinations. In September 2015, the FASB issued guidance to simplify the accounting for adjustments made during the measurement period to provisional amounts recognized in a business combination. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition the acquirer is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. Early adoption is permitted. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(3) $321 of the goodwill was assigned to our trench, power and pump segment and $12 of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of National Pump's going-concern value, the value of National Pump's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $325 of goodwill is expected to be deductible for income tax purposes. The amount of goodwill that is expected to be deductible for income tax purposes declined during the nine months ended September 30, 2015 due to a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements.
The nine months ended September 30, 2015 includes a National Pump acquisition-related cost reduction of $26. The cost reduction reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements. The cost reduction is included in “Merger related costs” in our condensed consolidated statements of income, which also include costs associated with the 2012 acquisition of RSC Holdings Inc. (“RSC”). The merger related costs are comprised of financial and legal advisory fees, and changes subsequent to the acquisition date to the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements. We do not expect to incur significant additional charges in connection with the acquisition subsequent to September 30, 2015. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, we capitalized $22 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our condensed consolidated balance sheets.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
United Rentals historic revenues	$1,544	$4,121
National Pump historic revenues	—	62
Pro forma revenues	1,544	4,183
United Rentals historic pretax income	303	539
National Pump historic pretax income	—	20
Combined pretax income	303	559
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(1)
Intangible asset amortization (2)	(1)	(12)
Interest expense (3)	(4)	58
Elimination of merger costs (4)	(1)	8
Pro forma pretax income	$297	$612
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the National Pump acquisition. The useful lives assigned to such equipment did not change significantly from the lives historically used by National Pump.
(2) The intangible assets acquired in the National Pump acquisition were amortized.
(3) In connection with the National Pump acquisition, URNA issued $525 principal amount of 6 1/8 percent Senior Notes (as an add on to our existing 6 1/8 percent Senior Notes) and $850 principal amount of 5 3/4 percent Senior Notes, and all our

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

outstanding 9 1/4 percent Senior Notes were redeemed. Interest expense was adjusted to reflect these changes in our debt portfolio. For the pro forma presentation, the $64 loss recognized upon redemption of the 9 1/4 percent Senior Notes was removed from the nine months ended September 30, 2014 as the loss was assumed to have been recognized prior to the pro forma acquisition date.
(4) Merger related costs, primarily comprised of financial and legal advisory fees, associated with the National Pump acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
For the three and nine months ended September 30, 2015 and 2014 National Pump revenue and pretax income (loss) included in our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$59	$73	$170	$140
Pretax income (loss) (1)	2	16	(2)	30

(1) Pretax income (loss) excludes merger related costs which are not allocated to our segments. Pretax income (loss) for the three and nine months ended September 30, 2015 reflects volume and pricing pressure associated with upstream oil and gas customers, and the amortization of the intangible assets acquired in the National Pump acquisition.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2015
Equipment rentals	$1,120	$206	$1,326
Sales of rental equipment	132	9	141
Sales of new equipment	33	5	38
Contractor supplies sales	18	3	21
Service and other revenues	23	1	24
Total revenue	1,326	224	1,550
Depreciation and amortization expense	272	43	315
Equipment rentals gross profit	500	107	607
Three Months Ended September 30, 2014
Equipment rentals	$1,127	$188	$1,315
Sales of rental equipment	133	7	140
Sales of new equipment	31	11	42
Contractor supplies sales	19	4	23
Service and other revenues	21	3	24
Total revenue	1,331	213	1,544
Depreciation and amortization expense	267	39	306
Equipment rentals gross profit	496	103	599
Nine Months Ended September 30, 2015
Equipment rentals	$3,144	$527	$3,671
Sales of rental equipment	356	25	381
Sales of new equipment	94	16	110
Contractor supplies sales	51	9	60
Service and other revenues	65	7	72
Total revenue	3,710	584	4,294
Depreciation and amortization expense	798	128	926
Equipment rentals gross profit	1,339	249	1,588
Capital expenditures	1,325	176	1,501
Nine Months Ended September 30, 2014
Equipment rentals	$3,079	$420	$3,499
Sales of rental equipment	371	17	388
Sales of new equipment	80	25	105
Contractor supplies sales	55	9	64
Service and other revenues	55	10	65
Total revenue	3,640	481	4,121
Depreciation and amortization expense	789	93	882
Equipment rentals gross profit	1,266	215	1,481
Capital expenditures	1,391	177	1,568

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2015	December 31, 2014
Total reportable segment assets
General rentals	$11,019	$10,935
Trench, power and pump	1,579	1,532
Total assets	$12,598	$12,467

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total equipment rentals gross profit	$607	$599	$1,588	$1,481
Gross profit from other lines of business	83	89	244	244
Selling, general and administrative expenses	(178)	(194)	(534)	(549)
Merger related costs	—	(4)	26	(13)
Restructuring charge	—	2	(1)	2
Non-rental depreciation and amortization	(66)	(70)	(202)	(200)
Interest expense, net	(107)	(124)	(460)	(436)
Other income, net	1	5	10	10
Income before provision for income taxes	$340	$303	$671	$539
4. Restructuring Charges
Closed Restructuring Program
Between 2008 and 2011 and in recognition of a very challenging economic environment, we were intensely focused on reducing our operating costs. During this period, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011.
RSC Merger Related Restructuring Program
In the second quarter of 2012, we initiated a restructuring program related to severance costs and branch closure charges associated with the April 2012 acquisition of RSC. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of September 30, 2015, our employee headcount is approximately 12,700 and our branch network has 900 rental locations. We do not expect to incur significant additional charges in connection with the restructuring, which was complete as of June 30, 2013 (the end of the restructuring period).
The table below provides certain information concerning our restructuring charges for the nine months ended September 30, 2015:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
Description	December 31, 2014			September 30, 2015
Closed Restructuring Program
Branch closure charges	$9	$1	$(3)	$7
Severance costs	—	—	—	—
Total	$9	$1	$(3)	$7
RSC Merger Related Restructuring Program
Branch closure charges	$11	$—	$(4)	$7
Severance costs	—	—	—	—
Total	$11	$—	$(4)	$7
Total
Branch closure charges	$20	$1	$(7)	$14
Severance costs	—	—	—	—
Total	$20	$1	$(7)	$14

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
5. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of September 30, 2015, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur. As of September 30, 2015, we do not have any derivative instruments that do not qualify for hedge accounting.
We are exposed to certain risks related to our ongoing business operations. During the nine months ended September 30, 2015 and 2014, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At September 30, 2015, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the nine months ended September 30, 2015, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At September 30, 2015 and December 31, 2014, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at September 30, 2015 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of September 30, 2015, we had outstanding fixed price swap contracts covering 9.5 million gallons of diesel which will be purchased throughout 2015 and 2016.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of September 30, 2015, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred. During the three and nine months ended September 30, 2015, forward contracts were used to purchase $221 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and nine months ended September 30, 2015. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of September 30, 2015 and December 31, 2014, immaterial amounts ($4 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 was as follows:

		Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(2)	$(7)	*	$(10)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(5)	5	(3)	3
		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(5)	$(23)	*	$(32)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(5)	5	(3)	3

*	Amounts are insignificant (less than $1).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.8 million and 2.6 million gallons of diesel covered by the fixed price swaps during the three months ended September 30, 2015 and 2014, respectively, and the use of 8.2 million gallons of diesel covered by the fixed price swaps during the nine months ended September 30, 2015 and 2014. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
Our fixed price diesel swaps contracts are Level 2 derivatives measured at fair value on a recurring basis. As of September 30, 2015 and December 31, 2014, immaterial amounts ($4 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 5 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of September 30, 2015, we have fixed price swap contracts that mature throughout 2015 and 2016 covering 9.5 million gallons of diesel which we will buy at the average contract price of $3.06 per gallon, while the average forward price for the hedged gallons was $2.65 per gallon as of September 30, 2015.
The fair value of the contingent cash consideration component of the National Pump purchase price discussed in note 2 to our condensed consolidated financial statements was $0 as of September 30, 2015 and $78 as of December 31, 2014. In June 2015, we paid the contingent consideration and were relieved of further liabilities associated therewith. The contingent consideration was recorded in accrued expenses and other liabilities in our condensed consolidated balance sheets, and was a Level 3 liability that was measured at fair value on a recurring basis. Fair value was determined using a probability weighted discounted cash flow methodology. Key inputs to the valuation included: (i) discrete scenarios of potential payouts; (ii) probability weightings assigned to each of the scenarios; and (iii) a rate of return with which to discount the probability weighted payouts to present value. Changes to the fair value of the contingent cash consideration are reflected in our condensed consolidated statements of income as “Merger related costs” which included a $26 fair value reduction for the nine months ended September 30, 2015. In June 2015, we paid the liability remaining after recognizing the decline in fair value, and were relieved of further liabilities associated therewith. The decline in the fair value of the contingent cash consideration primarily relates to lower than expected financial performance compared to agreed upon financial targets.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and capital leases approximate their book values as of September 30, 2015 and December 31, 2014. The estimated fair values of our financial instruments as of September 30, 2015 and December 31, 2014 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$5,989	$5,949	$6,063	$6,390
Level 2:
4 percent Convertible Senior Notes (1)	8	8	32	33
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 7.3 percent. As discussed below (see Item 3- Quantitative and Qualitative Disclosures about Market Risk), the total cost to settle the notes based on the closing price of our common stock on September 30, 2015 would be $41.

7. Debt
Debt consists of the following:

	September 30, 2015	December 31, 2014
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$594	$548
$2.5 billion ABL Facility (2)	1,829	1,304
5 3/4 percent Senior Secured Notes (3)	—	750
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes (3)	—	750
8 1/4 percent Senior Notes (4)	315	687
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes	949	951
4 5/8 percent Senior Secured Notes (5)	1,000	—
5 3/4 percent Senior Notes	850	850
5 1/2 percent Senior Notes (6)	800	—
Capital leases	95	105
Total URNA and subsidiaries debt	8,507	8,020
Holdings:
4 percent Convertible Senior Notes (7)	8	32
Total debt	8,515	8,052
Less short-term portion (8)	(639)	(618)
Total long-term debt	$7,876	$7,434
 ___________________

(1)
In September 2015, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

under the accounts receivable securitization facility. The size of the facility was increased to $625. The amended facility expires on August 30, 2016. At September 30, 2015, $21 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.8 percent at September 30, 2015. During the nine months ended September 30, 2015, the monthly average amount outstanding under the accounts receivable securitization facility was $490, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the nine months ended September 30, 2015 was $594. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of September 30, 2015, there were $614 of receivables, net of applicable reserves, in the collateral pool.

(2)
At September 30, 2015, $622 was available under our ABL facility, net of $49 of letters of credit. The interest rate applicable to the ABL facility was 1.8 percent at September 30, 2015. During the nine months ended September 30, 2015, the monthly average amount outstanding under the ABL facility was $1.4 billion, and the weighted-average interest rate thereon was 1.9 percent. The maximum month-end amount outstanding under the ABL facility during the nine months ended September 30, 2015 was $1.8 billion. In March 2015, the ABL facility was amended, primarily to increase the facility size and to extend the maturity date. The size of the facility was increased to $2.5 billion. All amounts borrowed under the ABL facility must be repaid on or before March 2020.

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

(7)
During the nine months ended September 30, 2015, $26 of our 4 percent Convertible Senior Notes were redeemed. We recognized a loss of approximately $1 in interest expense, net upon redemption. The loss represented the difference

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

between the net carrying amount and the fair value of the debt component of the notes. The 4 percent Convertible Senior Notes are due November 15, 2015.

(8)	As of September 30, 2015, our short-term debt primarily reflects $594 of borrowings under our accounts receivable securitization facility.
Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 0.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $65.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 0.5 million shares. The 4 percent Convertible Senior Notes are due November 15, 2015.
Loan Covenants and Compliance
As of September 30, 2015, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant which currently exists under the ABL facility relates to the fixed charge coverage ratio. As of September 30, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
8. Legal and Regulatory Matters
In addition to the disclosures provided in note 14 to our consolidated financial statements for the year ended December 31, 2014 filed on Form 10-K on January 21, 2015, we are also subject to a number of claims and proceedings that generally arise in the ordinary course of our business. These matters include, but are not limited to, general liability claims (including personal injury, property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations, contract and real estate matters, and other general business litigation. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from such claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders	$215	$192	416	346
Denominator:
Denominator for basic earnings per share—weighted-average common shares	94,213	98,485	95,992	96,916
Effect of dilutive securities:
Employee stock options and warrants	291	376	311	407
4 percent Convertible Senior Notes	574	4,748	786	7,606
Restricted stock units	113	467	196	465
Denominator for diluted earnings per share—adjusted weighted-average common shares	95,191	104,076	97,285	105,394
Basic earnings per share	$2.28	$1.95	$4.33	$3.57
Diluted earnings per share	$2.25	$1.84	$4.27	$3.29

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
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make restricted payments, which include share repurchases and dividend payments. As of September 30, 2015, the amount available for distribution under the most restrictive of these covenants was $298. The Company’s total available capacity for making restricted payments includes the intercompany receivable balance of Parent. As of September 30, 2015, the total available capacity for making restricted payments was $494.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$16	$—	$155	$—	$—	$171
Accounts receivable, net	—	41	—	116	837	—	994
Intercompany receivable (payable)	196	22	(183)	(143)	—	108	—
Inventory	—	70	—	7	—	—	77
Prepaid expenses and other assets	—	48	1	9	—	—	58
Deferred taxes	—	125	—	1	—	—	126
Total current assets	196	322	(182)	145	837	108	1,426
Rental equipment, net	—	5,869	—	569	—	—	6,438
Property and equipment, net	44	330	20	42	—	—	436
Investments in subsidiaries	1,288	1,000	938	—	—	(3,226)	—
Goodwill	—	3,000	—	257	—	—	3,257
Other intangible assets, net	—	880	—	68	—	—	948
Other long-term assets	—	93	—	—	—	—	93
Total assets	$1,528	$11,494	$776	$1,081	$837	$(3,118)	$12,598
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$9	$36	$—	$—	$594	$—	$639
Accounts payable	—	428	—	47	—	—	475
Accrued expenses and other liabilities	1	366	14	22	—	—	403
Total current liabilities	10	830	14	69	594	—	1,517
Long-term debt	3	7,752	113	8	—	—	7,876
Deferred taxes	18	1,569	—	66	—	—	1,653
Other long-term liabilities	—	55	—	—	—	—	55
Total liabilities	31	10,206	127	143	594	—	11,101
Total stockholders’ equity (deficit)	1,497	1,288	649	938	243	(3,118)	1,497
Total liabilities and stockholders’ equity (deficit)	$1,528	$11,494	$776	$1,081	$837	$(3,118)	$12,598

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$8	$—	$150	$—	$—	$158
Accounts receivable, net	—	37	—	144	759	—	940
Intercompany receivable (payable)	476	(428)	(60)	(109)	—	121	—
Inventory	—	69	—	9	—	—	78
Prepaid expenses and other assets	—	113	1	8	—	—	122
Deferred taxes	—	246	—	2	—	—	248
Total current assets	476	45	(59)	204	759	121	1,546
Rental equipment, net	—	5,399	—	609	—	—	6,008
Property and equipment, net	42	332	21	43	—	—	438
Investments in subsidiaries	1,330	1,185	1,040	—	—	(3,555)	—
Goodwill	—	3,000	—	272	—	—	3,272
Other intangible assets, net	—	1,014	—	92	—	—	1,106
Other long-term assets	1	96	—	—	—	—	97
Total assets	$1,849	$11,071	$1,002	$1,220	$759	$(3,434)	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$32	$38	$—	$—	$548	$—	$618
Accounts payable	—	248	—	37	—	—	285
Accrued expenses and other liabilities	—	499	19	57	—	—	575
Total current liabilities	32	785	19	94	548	—	1,478
Long-term debt	—	7,298	130	6	—	—	7,434
Deferred taxes	19	1,594	—	79	—	—	1,692
Other long-term liabilities	—	64	—	1	—	—	65
Total liabilities	51	9,741	149	180	548	—	10,669
Temporary equity	2	—	—	—	—	—	2
Total stockholders’ equity (deficit)	1,796	1,330	853	1,040	211	(3,434)	1,796
Total liabilities and stockholders’ equity (deficit)	$1,849	$11,071	$1,002	$1,220	$759	$(3,434)	$12,467

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,200	$—	$126	$—	$—	$1,326
Sales of rental equipment	—	124	—	17	—	—	141
Sales of new equipment	—	32	—	6	—	—	38
Contractor supplies sales	—	18	—	3	—	—	21
Service and other revenues	—	20	—	4	—	—	24
Total revenues	—	1,394	—	156	—	—	1,550
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	421	—	49	—	—	470
Depreciation of rental equipment	—	225	—	24	—	—	249
Cost of rental equipment sales	—	75	—	10	—	—	85
Cost of new equipment sales	—	26	—	5	—	—	31
Cost of contractor supplies sales	—	12	—	3	—	—	15
Cost of service and other revenues	—	10	—	—	—	—	10
Total cost of revenues	—	769	—	91	—	—	860
Gross profit	—	625	—	65	—	—	690
Selling, general and administrative expenses	(10)	160	2	21	5	—	178
Non-rental depreciation and amortization	4	55	1	6	—	—	66
Operating income (loss)	6	410	(3)	38	(5)	—	446
Interest (income) expense, net	(1)	106	1	—	2	(1)	107
Other (income) expense, net (1)	(275)	273	(2)	30	(27)	—	(1)
Income (loss) before provision (benefit) for income taxes	282	31	(2)	8	20	1	340
Provision (benefit) for income taxes	118	(2)	—	2	7	—	125
Income (loss) before equity in net earnings (loss) of subsidiaries	164	33	(2)	6	13	1	215
Equity in net earnings (loss) of subsidiaries	51	18	6	—	—	(75)	—
Net income (loss)	215	51	4	6	13	(74)	215
Other comprehensive (loss) income	(72)	(72)	(70)	(56)	—	198	(72)
Comprehensive income (loss)	$143	$(21)	$(66)	$(50)	$13	$124	$143

(1)
Other (income) expense, net includes an adjustment to the amount of royalties Holdings receives from URNA and its subsidiaries as discussed below (see Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$3,298	$—	$373	$—	$—	$3,671
Sales of rental equipment	—	336	—	45	—	—	381
Sales of new equipment	—	95	—	15	—	—	110
Contractor supplies sales	—	52	—	8	—	—	60
Service and other revenues	—	61	—	11	—	—	72
Total revenues	—	3,842	—	452	—	—	4,294
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,194	—	165	—	—	1,359
Depreciation of rental equipment	—	652	—	72	—	—	724
Cost of rental equipment sales	—	192	—	25	—	—	217
Cost of new equipment sales	—	79	—	12	—	—	91
Cost of contractor supplies sales	—	36	—	6	—	—	42
Cost of service and other revenues	—	25	—	4	—	—	29
Total cost of revenues	—	2,178	—	284	—	—	2,462
Gross profit	—	1,664	—	168	—	—	1,832
Selling, general and administrative expenses	(11)	464	2	59	20	—	534
Merger related costs	—	(26)	—	—	—	—	(26)
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	12	171	1	18	—	—	202
Operating (loss) income	(1)	1,054	(3)	91	(20)	—	1,121
Interest (income) expense, net	(2)	457	3	2	4	(4)	460
Other (income) expense, net (1)	(348)	380	(1)	33	(74)	—	(10)
Income (loss) before provision for income taxes	349	217	(5)	56	50	4	671
Provision for income taxes	149	69	—	18	19	—	255
Income (loss) before equity in net earnings (loss) of subsidiaries	200	148	(5)	38	31	4	416
Equity in net earnings (loss) of subsidiaries	216	68	38	—	—	(322)	—
Net income (loss)	416	216	33	38	31	(318)	416
Other comprehensive (loss) income	(144)	(144)	(144)	(114)	—	402	(144)
Comprehensive income (loss)	$272	$72	$(111)	$(76)	$31	$84	$272

(1)
Other (income) expense, net includes an adjustment to the amount of royalties Holdings receives from URNA and its subsidiaries as discussed below (see Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$9	$1,440	$(2)	$157	$(47)	$—	$1,557
Net cash used in investing activities	(9)	(1,062)	—	(121)	—	—	(1,192)
Net cash (used in) provided by financing activities	—	(370)	2	(7)	47	—	(328)
Effect of foreign exchange rates	—	—	—	(24)	—	—	(24)
Net increase in cash and cash equivalents	—	8	—	5	—	—	13
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$16	$—	$155	$—	$—	$171
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2014

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$11	$1,369	$3	$180	$(97)	$—	$1,466
Net cash used in investing activities	(11)	(1,696)	—	(199)	—	—	(1,906)
Net cash provided by (used in) financing activities	—	349	(3)	(2)	97	—	441
Effect of foreign exchange rates	—	—	—	(8)	—	—	(8)
Net increase (decrease) in cash and cash equivalents	—	22	—	(29)	—	—	(7)
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$39	$—	$129	$—	$—	$168

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 900 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $8.9 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2015.
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

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. We have trained over 3,000 employees, approximately 75 percent of our district managers and over 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We believe that the expansion of our trench, power and pump business, as well as our tools offering, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

For the nine months ended September 30, 2015, equipment rental revenue increased 4.9 percent as compared to the same period in 2014, primarily reflecting a 4.2 percent increase in the volume of OEC on rent and a 1.3 percent rental rate increase, partially offset by the adverse impact of currency. During the nine months ended September 30, 2015, we experienced volume and pricing pressure associated with upstream oil and gas customers, the impact of which was most pronounced in our trench, power and pump segment, where equipment rental gross margin decreased from 51.2 percent to 47.2 percent year-over-year. The decreased equipment rental gross margin in our trench, power and pump segment primarily reflects decreased margins in the Pump Solutions region, which is primarily comprised of locations acquired in the National Pump acquisition and which experienced volume and pricing pressure associated with upstream oil and gas customers. The aggregate equipment rentals gross margin in the trench, power and pump segment excluding the Pump Solutions region increased by approximately 1.6 percentage points from 2014. We expect the combination of recent industry fleet expansion and continuing softness in the upstream oil and gas sector to continue to place pressure on volume and pricing, though we expect 2016 to reflect solid industry growth.

Financial Overview
As discussed further in note 7 to the condensed consolidated financial statements, during 2015, we took the following actions that have improved our financial flexibility and liquidity:

•	Redeemed all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes;

•	Redeemed $350 principal amount of our 8 1/4 percent Senior Notes;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes;

•	Amended and extended our ABL facility, and increased the size of the facility to $2.5 billion; and

•	Amended and extended our accounts receivable securitization facility, and increased the size of the facility to $625.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business. As of September 30, 2015, we had available liquidity of $814, including cash and cash equivalents of $171.
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$215	$192	$416	$346
Diluted earnings per share	$2.25	$1.84	$4.27	$3.29

Net income and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$(2)	$(0.02)	$17	$0.17	$(8)	$(0.08)
Merger related intangible asset amortization (2)	(27)	(0.28)	(30)	(0.29)	(84)	(0.87)	(85)	(0.80)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	1	—	1	0.01	2	0.02	2	0.02
Impact of the fair value mark-up of acquired RSC fleet (4)	(4)	(0.04)	(6)	(0.05)	(12)	(0.12)	(17)	(0.16)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	1	—	—	—	2	0.02	2	0.02
Restructuring charge (6)	—	—	1	0.01	(1)	(0.01)	1	0.01
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	—	(3)	(0.02)	(75)	(0.78)	(49)	(0.46)

(1)
This reflects transaction costs associated with the 2012 acquisition of RSC Holdings Inc. ("RSC") and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. The income for the nine months ended September 30, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements.

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$215	$192	$416	$346
Provision for income taxes	125	111	255	193
Interest expense, net	107	124	460	436
Depreciation of rental equipment	249	236	724	682
Non-rental depreciation and amortization	66	70	202	200
EBITDA	$762	$733	$2,057	$1,857
Merger related costs (1)	—	4	(26)	13
Restructuring charge (2)	—	(2)	1	(2)
Stock compensation expense, net (3)	12	17	37	48
Impact of the fair value mark-up of acquired RSC fleet (4)	6	9	19	27
Adjusted EBITDA	$780	$761	$2,088	$1,943

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$1,557	$1,466
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(8)	(14)
Gain on sales of rental equipment	164	161
Gain on sales of non-rental equipment	6	7
Merger related costs (1)	26	(13)
Restructuring charge (2)	(1)	2
Stock compensation expense, net (3)	(37)	(48)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(123)	(80)
Excess tax benefits from share-based payment arrangements	57	—
Changes in assets and liabilities	57	1
Cash paid for interest	304	315
Cash paid for income taxes, net	55	60
EBITDA	$2,057	$1,857
Add back:
Merger related costs (1)	(26)	13
Restructuring charge (2)	1	(2)
Stock compensation expense, net (3)	37	48
Impact of the fair value mark-up of acquired RSC fleet (4)	19	27
Adjusted EBITDA	$2,088	$1,943
 ___________________

(1)
This reflects transaction costs associated with the 2012 RSC acquisition and the April 2014 acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. The income for the nine months ended September 30, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements.

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
For the three months ended September 30, 2015, EBITDA increased $29, or 4.0 percent, and adjusted EBITDA increased $19, or 2.5 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and decreased selling, general and administrative expense. The adjusted EBITDA increase primarily reflects increased profit from equipment rentals and decreased selling, general and administrative expense, partially offset by decreased profit from sales of rental equipment. For the three months ended September 30, 2015, EBITDA margin increased 1.7 percentage points to 49.2 percent, and adjusted EBITDA margin increased 1.0 percentage points to 50.3 percent. The increase in the EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage. The increase in the adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by decreased margins from sales of rental equipment.
For the nine months ended September 30, 2015, EBITDA increased $200, or 10.8 percent, and adjusted EBITDA increased $145, or 7.5 percent. The EBITDA increase primarily reflects increased profit from equipment rentals, decreased selling, general and administrative expense and reduced merger costs associated with a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements. The adjusted EBITDA increase primarily reflects increased profit from equipment rentals. For the nine months ended September 30, 2015, EBITDA margin increased 2.8 percentage points to 47.9 percent, and adjusted EBITDA margin increased 1.5 percentage points to 48.6 percent. The increase in the EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, improved selling, general and administrative leverage, and reduced merger costs. The increase in the adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Eastern Canada, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Mountain West, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended September 30, 2015, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 13 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the nine months ended September 30, 2015, the aggregate general rentals' equipment rentals gross margin increased 1.5 percentage points to 42.6 percent as compared to the same period in 2014, primarily reflecting cost improvements, partially offset by a 0.5 percentage point decrease in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment. As compared to the equipment rentals revenue increase of 2.1 percent, delivery costs decreased 4.6 percent and compensation costs decreased 2.8 percent.
For the five year period ended September 30, 2015, the general rentals' region with the lowest equipment rentals gross margin was the Pacific West. The Pacific West region's equipment rentals gross margin of 37.6 percent for the five year period ended September 30, 2015 was 10 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Pacific West region's equipment rentals gross margin was less than the other general rentals' regions during this period due to weaker end markets. For the nine months ended September 30, 2015, the Pacific West region's equipment rentals gross margin increased 1.5 percentage points to 42.9 percent as compared to the same period in 2014, primarily reflecting a 0.9 percent rental rate increase and a 0.4 percentage point increase in time utilization. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended September 30, 2015, the general rentals' region with the highest equipment rentals gross margin was the South. The South region's equipment rentals gross margin of 46.0 percent for the five year period ended September 30, 2015 was 13 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The South region's equipment rentals gross margin was more than the other general rentals' regions during this period due to strong end markets that have recovered faster than in other parts of the country. For the nine months ended September 30, 2015, the South region's equipment rentals gross margin increased 1.1 percentage points to 48.4 percent as compared to the same period in 2014, primarily reflecting a 2.0 percent rental rate increase partially offset by a 0.1 percentage point decrease in time utilization.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended September 30, 2015, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on fleet sharing. Additionally, the margins for the five year period ended September 30, 2015 include the significant impact of the economic downturn that commenced in the latter part of 2008 and continued through 2010. We began to see recovery late in the first quarter of 2010, but the economic impact of the downturn and the pace of recovery impacted all of our regions differently. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2015
Equipment rentals	$1,120	$206	$1,326
Sales of rental equipment	132	9	141
Sales of new equipment	33	5	38
Contractor supplies sales	18	3	21
Service and other revenues	23	1	24
Total revenue	$1,326	$224	$1,550
Three Months Ended September 30, 2014
Equipment rentals	$1,127	$188	$1,315
Sales of rental equipment	133	7	140
Sales of new equipment	31	11	42
Contractor supplies sales	19	4	23
Service and other revenues	21	3	24
Total revenue	$1,331	$213	$1,544
Nine Months Ended September 30, 2015
Equipment rentals	$3,144	$527	$3,671
Sales of rental equipment	356	25	381
Sales of new equipment	94	16	110
Contractor supplies sales	51	9	60
Service and other revenues	65	7	72
Total revenue	$3,710	$584	$4,294
Nine Months Ended September 30, 2014
Equipment rentals	$3,079	$420	$3,499
Sales of rental equipment	371	17	388
Sales of new equipment	80	25	105
Contractor supplies sales	55	9	64
Service and other revenues	55	10	65
Total revenue	$3,640	$481	$4,121

Equipment rentals. For the three months ended September 30, 2015, equipment rentals of $1.326 billion increased $11, or 0.8 percent, as compared to the same period in 2014, primarily reflecting a 2.4 percent increase in the volume of OEC on rent partially offset by a 0.1 percent rental rate decrease and the adverse impact of currency. Equipment rentals represented 86 percent of total revenues for the three months ended September 30, 2015. On a segment basis, equipment rentals represented 84 percent and 92 percent of total revenues for the three months ended September 30, 2015 for general rentals and trench, power and pump, respectively. General rentals equipment rentals decreased $7, or 0.6 percent, primarily reflecting the adverse impact of currency partially offset by a 2.0 percent increase in the volume of OEC on rent. Trench, power and pump equipment rentals increased $18, or 9.6 percent, primarily reflecting increased average OEC, partially offset by decreased time utilization due to the impact of the acquisition of National Pump discussed in note 2 to the condensed consolidated financial statements. The locations acquired in the National Pump acquisition experienced volume and pricing pressure associated with upstream oil and gas customers. Trench, power and pump average OEC for the three months ended September 30, 2015 increased 23.6 percent as compared to the same period in 2014.

For the nine months ended September 30, 2015, equipment rentals of $3.671 billion increased $172, or 4.9 percent, as compared to the same period in 2014, primarily reflecting a 4.2 percent increase in the volume of OEC on rent and a 1.3 percent rental rate increase, partially offset by the adverse impact of currency. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2015. On a segment basis, equipment rentals represented 85 percent and 90 percent of total revenues for the nine months ended September 30, 2015 for general rentals and trench, power and pump, respectively. General rentals equipment rentals increased $65, or 2.1 percent, primarily reflecting a 3.0 percent increase in the volume of OEC on rent partially offset by the adverse impact of currency. Trench, power and pump equipment rentals increased $107, or 25.5 percent, primarily reflecting increased average OEC, partially offset by decreased time utilization due to the impact of the acquisition of National Pump. The locations acquired in the National Pump acquisition experienced volume and pricing pressure associated with upstream oil and gas customers. Trench, power and pump average OEC for the nine months ended September 30, 2015 increased 42.3 percent as compared to the same period in 2014, including the impact of the acquisition of National Pump.
Sales of rental equipment. For the nine months ended September 30, 2015, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2015, sales of rental equipment did not change significantly from the same periods in 2014.
Sales of new equipment. For the nine months ended September 30, 2015, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended September 30, 2015, sales of new equipment decreased 9.5 percent as compared to the same period in 2014, primarily reflecting the impact of changes in the mix of equipment sold. Sales of new equipment for the nine months ended September 30, 2015 did not change significantly from the same period in 2014.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2015, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and nine months ended September 30, 2015 did not change significantly from the same periods in 2014.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2015, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Service and other revenues for the three months ended September 30, 2015 were flat with the same period in 2014. For the nine months ended September 30, 2015, service and other revenues increased 10.8 percent as compared to the same period in 2014, primarily reflecting increased revenue from rental protection services.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2015
Equipment Rentals Gross Profit	$500	$107	$607
Equipment Rentals Gross Margin	44.6%	51.9%	45.8%
Three Months Ended September 30, 2014
Equipment Rentals Gross Profit	$496	$103	$599
Equipment Rentals Gross Margin	44.0%	54.8%	45.6%
Nine Months Ended September 30, 2015
Equipment Rentals Gross Profit	$1,339	$249	$1,588
Equipment Rentals Gross Margin	42.6%	47.2%	43.3%
Nine Months Ended September 30, 2014
Equipment Rentals Gross Profit	$1,266	$215	$1,481
Equipment Rentals Gross Margin	41.1%	51.2%	42.3%

General rentals. For the three months ended September 30, 2015, equipment rentals gross profit increased by $4 and equipment rentals gross margin increased by 0.6 percentage points from 2014, primarily reflecting cost improvements, partially offset by a 0.9 percentage point decrease in time utilization. The time utilization decrease primarily reflects the impact of our locations with significant upstream oil and gas exposure which experienced significant volume and pricing pressure. As compared to the equipment rentals revenue decrease of 0.6 percent, which was primarily due to the adverse impact of currency, delivery costs decreased 9.1 percent and compensation costs decreased 4.1 percent. The impact of the cost improvements was partially offset by increased depreciation on a larger fleet. For the three months ended September 30, 2015 and 2014, time utilization was 71.2 percent and 72.1 percent, respectively.

For the nine months ended September 30, 2015, equipment rentals gross profit increased by $73 and equipment rentals gross margin increased by 1.5 percentage points from 2014, primarily reflecting cost improvements, partially offset by a 0.5 percentage point decrease in time utilization. As compared to the equipment rentals revenue increase of 2.1 percent, delivery costs decreased 4.6 percent and compensation costs decreased 2.8 percent. For the nine months ended September 30, 2015 and 2014, time utilization was 68.3 percent and 68.8 percent, respectively.
Trench, power and pump. For the three months ended September 30, 2015, equipment rentals gross profit increased by $4 and equipment rentals gross margin decreased by 2.9 percentage points from 2014. The slight increase in equipment rentals gross profit reflects increased equipment rentals revenue on a significantly larger fleet at our locations excluding the Pump Solutions region offset by decreased equipment rentals gross profit in the Pump Solutions region. At our locations excluding the Pump Solutions region, as compared to the same period in 2014, equipment rentals revenue increased approximately 18 percent, average OEC increased approximately 27 percent, and equipment rentals gross profit increased approximately 21 percent. As noted above, the trench, power and pump segment is comprised of the Trench Safety region, the Power and HVAC region, and the Pump Solutions region. The Pump Solutions region is primarily comprised of locations acquired in the National Pump acquisition discussed in note 2 to the condensed consolidated financial statements. The decrease in equipment rentals gross margin for the trench, power and pump segment primarily reflects decreased margins in the Pump Solutions region which experienced volume and pricing pressure associated with upstream oil and gas customers. The aggregate equipment rentals gross margin in the trench, power and pump segment excluding the Pump Solutions region increased by approximately 1.6 percentage points from 2014.
For the nine months ended September 30, 2015, equipment rentals gross profit increased by $34 and equipment rentals gross margin decreased by 4.0 percentage points from 2014. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a significantly larger fleet at our locations excluding the Pump Solutions region discussed below. At our locations excluding the Pump Solutions region, as compared to the same period in 2014, equipment rentals revenue increased approximately 24 percent, average OEC increased approximately 30 percent, and equipment rentals gross profit increased approximately 28 percent. The decrease in equipment rentals gross margin primarily reflects decreased margins in the Pump Solutions region which experienced volume and pricing pressure associated with upstream oil and gas customers. The aggregate equipment rentals gross margin in the trench, power and pump segment excluding the Pump Solutions region increased by approximately 1.6 percentage points from 2014.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total gross margin	44.5%	44.6%	42.7%	41.9%
Equipment rentals	45.8%	45.6%	43.3%	42.3%
Sales of rental equipment	39.7%	41.4%	43.0%	41.5%
Sales of new equipment	18.4%	21.4%	17.3%	20.0%
Contractor supplies sales	28.6%	30.4%	30.0%	31.3%
Service and other revenues	58.3%	62.5%	59.7%	64.6%

For the three months ended September 30, 2015, total gross margin decreased 0.1 percentage points as compared to the same period in 2014, primarily reflecting decreased gross margin from sales of rental equipment partially offset by increased gross margin from equipment rentals. Equipment rentals gross margin increased 0.2 percentage points, primarily reflecting cost improvements partially offset by a 0.1 percent rental rate decrease and a 1.5 percentage point decrease in time utilization. During the three months ended September 30, 2015, the locations acquired in the National Pump acquisition, and our other locations with significant exposure to upstream oil and gas, experienced volume and pricing pressure associated with upstream oil and gas customers, which was a primary driver of the decrease in time utilization. As compared to the equipment rentals revenue increase of 0.8 percent, delivery costs decreased 4.6 percent and compensation costs decreased 1.7 percent. The impact of the cost improvements was partially offset by increased depreciation on a larger fleet. For the three months ended September 30, 2015 and 2014, time utilization was 70.0 percent and 71.5 percent, respectively. Gross margin from sales of rental equipment decreased 1.7 percentage points primarily due to changes in channel mix. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

For the nine months ended September 30, 2015, total gross margin increased 0.8 percentage points as compared to the same period in 2014, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 1.0 percentage points, primarily reflecting a 1.3 percent rental rate increase and compensation cost improvements, partially offset by a 1.2 percentage point decrease in time utilization. During the nine months ended September 30, 2015, the locations acquired in the National Pump acquisition, and our other locations with significant exposure to upstream oil and gas, experienced volume and pricing pressure associated with upstream oil and gas customers, which was a primary driver of the decrease in time utilization. As compared to the equipment rentals revenue increase of 4.9 percent, compensation costs increased 0.5 percent. For the nine months ended September 30, 2015 and 2014, time utilization was 67.0 percent and 68.2 percent, respectively. Gross margin from sales of rental equipment increased 1.5 percentage points primarily due to improvements in pricing and channel mix.
Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$178	$194	$534	$549
SG&A as a percentage of revenue	11.5%	12.6%	12.4%	13.3%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2015, SG&A expense of $178 decreased $16 as compared to 2014, primarily reflecting decreased incentive compensation costs associated with lower than expected profitability. As a percentage of revenue, SG&A decreased 1.1 percentage points year over year, primarily reflecting decreased incentive compensation costs.

For the nine months ended September 30, 2015, SG&A expense of $534 decreased $15 as compared to 2014, primarily reflecting decreased incentive compensation costs associated with lower than expected profitability. The impact of increased bad debt expense was largely offset by cost improvements throughout SG&A. Bad debt expense increased primarily due to improved receivable aging which reduced the expense for the nine months ended September 30, 2014. As a percentage of revenue, SG&A decreased 0.9 percentage points year over year, primarily reflecting decreased incentive compensation costs.
Merger related costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Merger related costs	$—	$4	$(26)	$13
In the second quarter of 2012, we completed the acquisition of RSC. As discussed in note 2 to the condensed consolidated financial statements, in April 2014, we completed the acquisition of National Pump. The acquisition-related costs are comprised of financial and legal advisory fees, branding costs, and changes to the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 6 to our condensed consolidated financial statements. The income for the nine months ended September 30, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 6 to our condensed consolidated financial statements.
Restructuring charges for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring charge	$—	$(2)	$1	$(2)

The restructuring charges for the three and nine months ended September 30, 2015 and 2014 primarily reflect branch closure charges associated with the RSC acquisition and our closed restructuring program. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We do not expect to incur significant additional charges in connection with the restructuring programs, which were complete as of September 30, 2015.
Non-rental depreciation and amortization for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Non-rental depreciation and amortization	$66	$70	$202	$200

Non-rental depreciation and amortization for the three and nine months ended September 30, 2015 decreased $4, or 5.7 percent, and increased $2, or 1.0 percent, respectively, as compared to 2014.
Interest expense, net for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense, net	$107	$124	$460	$436

Interest expense, net for the three and nine months ended September 30, 2015 decreased $17, or 13.7 percent, and increased $24, or 5.5 percent, respectively, as compared to 2014. Interest expense, net for the nine months ended September 30, 2015 includes an aggregate loss of $123 associated with the debt redemptions discussed in note 7 to the condensed consolidated financial statements. Interest expense, net for the three and nine months ended September 30, 2014 includes aggregate losses of $5 and $80, respectively, associated with redemptions of our 10 1/4 percent Senior Notes, 9 1/4 percent Senior Notes and 4 percent Convertible Senior Notes. Excluding the impact of the debt redemption losses, interest expense, net for the three and nine months ended September 30, 2015 decreased as compared to 2014 primarily due to a lower average cost of debt, partially offset by the impact of increased average outstanding debt.
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income before provision for income taxes	$340	$303	$671	$539
Provision for income taxes	125	111	255	193
Effective tax rate	36.8%	36.6%	38.0%	35.8%

The differences between the 2015 and 2014 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges. Additionally, the effective tax rate for the nine months ended September 30, 2015 includes the impact of a $6 increase in valuation allowances resulting from the enactment of Connecticut state limitations on net operating loss utilization.
Balance sheet. Prepaid expenses and other assets decreased by $64, or 52.5 percent, from December 31, 2014 to September 30, 2015 primarily due to an income tax refund received during the nine months ended September 30, 2015. Deferred tax assets decreased by $122, or 49.2 percent, from December 31, 2014 to September 30, 2015 primarily due to the amount of net operating loss carryforwards ("NOLs") expected to be utilized in 2015 due to expected profitability in 2015. Accounts payable increased by $190, or 66.7 percent, from December 31, 2014 to September 30, 2015 primarily due to a seasonal increase in capital expenditures. Accrued expenses and other liabilities decreased by $172, or 29.9 percent, from December 31, 2014 to September 30, 2015 primarily due to payments made associated with the National Pump acquisition discussed in note 2 to our condensed consolidated financial statements and decreased incentive compensation accruals associated with lower than expected profitability.
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
As discussed further in note 7 to the condensed consolidated financial statements, during 2015, we took the following actions that have improved our financial flexibility and liquidity:

•	Redeemed all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes;

•	Redeemed $350 principal amount of our 8 1/4 percent Senior Notes;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes;

•	Amended and extended our ABL facility, and increased the size of the facility to $2.5 billion; and

•	Amended and extended our accounts receivable securitization facility, and increased the size of the facility to $625.
As previously announced, in 2014, the Company’s Board of Directors authorized a $750 share repurchase program. The Company’s current intention is to complete the program in 2015. As of October 19, 2015, we have repurchased $740 of Holdings' common stock under such program. In July 2015, the Company’s Board of Directors authorized a new $1 billion share repurchase program which will commence upon completion of the current $750 share repurchase program. The Company intends to complete the new program within 18 months of its initiation.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2015, we had (i) $622 of borrowing capacity, net of $49 of letters of credit, available under the ABL facility, (ii) $21 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $171. Cash equivalents at September 30, 2015 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of September 30, 2015, $1.8 billion and $594 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at September 30, 2015 were 1.8 percent and 0.8 percent, respectively. During the nine months ended September 30, 2015, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $1.4 billion and $490, respectively, and the weighted-average interest rates thereon were 1.9 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the nine months ended September 30, 2015 were $1.8 billion and $594, respectively. The maximum month-end amount outstanding under the ABL facility exceeded the average amount outstanding during the nine months ended September 30, 2015 primarily due to the repayment of a portion of the outstanding borrowings under the ABL facility in March 2015 using the net proceeds from the debt issuances discussed above.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 19, 2015 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1.044 billion and $1.096 billion during the nine months ended September 30, 2015 and 2014, respectively. For the full year 2015, we expect net rental capital expenditures of approximately $1.1 billion, after gross purchases of approximately $1.6 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of September 30, 2015, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant which currently exists under the ABL facility relates to the fixed charge coverage ratio. As of September 30, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s dividend payment capacity is restricted under the covenants in the indentures and other agreements governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2015, we (i) generated cash from operating activities of $1.557 billion, (ii) generated cash from the sale of rental and non-rental equipment of $395 and (iii) received cash from debt proceeds, net of payments, of $360. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.501 billion, (ii) purchase other companies for $86, (iii) pay $52 of contingent consideration associated with the National Pump acquisition as discussed in note 6 to our condensed consolidated financial statements and (iii) purchase shares of our common stock for $667. During the nine months ended September 30, 2014, we (i) generated cash from operating activities of $1.466 billion, (ii) generated cash from the sale of rental and non-rental equipment of $414 and (iii) received cash from debt proceeds, net of payments, of $829. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.568 billion, (ii) purchase other companies for $752 and (iii) purchase shares of our common stock for $399.
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

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$1,557	$1,466
Purchases of rental equipment	(1,425)	(1,484)
Purchases of non-rental equipment	(76)	(84)
Proceeds from sales of rental equipment	381	388
Proceeds from sales of non-rental equipment	14	26
Excess tax benefits from share-based payment arrangements	57	—
Free cash flow	$508	$312

Free cash flow for the nine months ended September 30, 2015 was $508, an increase of $196 as compared to $312 for the nine months ended September 30, 2014. Free cash flow increased primarily due to increased net cash provided by operating activities and decreased purchases of rental equipment. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. Such benefits are recognized as a credit to additional paid-in capital, and are reported as financing cash flows. We added the excess tax benefits back to our calculation of free cash flow to generally classify cash flows from income taxes as operating cash flows. However, these excess tax benefits did not impact free cash flow for the nine months ended September 30, 2015, as they do not result in increased cash flows until the associated income taxes are settled. Free cash flow for the nine months ended September 30, 2015 and 2014 includes the impact of the merger and restructuring costs discussed above. We expect free cash flow in the range of $725 to $775 in 2015.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of September 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt and capital leases (1)	$17	$633	$23	$12	$4	$7,786	$8,475
Interest due on debt (2)	105	416	411	410	410	1,131	2,883
Operating leases (1):
Real estate	26	97	79	60	42	65	369
Non-rental equipment	10	36	35	33	24	27	165
Service agreements (3)	8	18	14	3	—	—	43
Purchase obligations (4)	102	20	—	—	—	—	122
Total (5)	$268	$1,220	$562	$518	$480	$9,009	$12,057

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of September 30, 2015.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of September 30, 2015, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2015 and 2016.

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
Holdings receives royalties from URNA and its subsidiaries based upon a percent of revenue. During the three months ended September 30, 2015, the royalty percent of revenue (the "royalty rate") increased from two and a half percent to eight percent. The increased royalty rate was applied retroactively to January 1, 2015, resulting in Holdings receiving increased royalties from URNA during the three and nine months ended September 30, 2015 (see note 10 to our condensed consolidated financial statements). The royalty rate increased as a result of a reassessment of the benefit provided by Holdings' trademark and its business support to URNA and its subsidiaries. The increase in the royalty rate will result in increased intercompany receivables for Holdings. Our total available capacity for making restricted payments, which include share repurchases and dividend payments, includes the intercompany receivable balance of Holdings. As of September 30, 2015, following the retroactive application of the increase in the royalty rate, we had $494 of total available capacity for making restricted payments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt, (ii) foreign currency exchange rate risk associated with our Canadian operations and (iii) equity price risk associated with our convertible debt.
Interest Rate Risk. As of September 30, 2015, we had an aggregate of $2.4 billion of indebtedness that bears interest at variable rates, comprised of $1.8 billion of borrowings under the ABL facility and $594 of borrowings under the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on September 30, 2015 were 1.8 percent for the ABL facility and 0.8 percent for the accounts receivable securitization facility. As of September 30, 2015, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $15 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2015, we had an aggregate of $6.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2015 would increase the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Senior Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 0.7 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $65.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 0.5 million shares. The 4 percent Convertible Senior Notes are due November 15, 2015.
If the total $8 outstanding principal amount of the 4 percent Convertible Senior Notes was converted, the total cost to settle the notes would be $41, assuming a conversion price of $60.05 (the closing price of our common stock on September 30, 2015) per share of common stock. The $8 principal amount would be settled in cash and the remaining $33 would be settled in shares of our common stock. The 4 percent Convertible Senior Notes are due November 15, 2015. Based on the September 30, 2015 closing stock price, approximately 0.6 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued to settle the $33 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $1 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our September 30, 2015 closing stock price, we estimate that we would receive approximately $3 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $15.56.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2015 to July 31, 2015	1,127,251	(1)	$64.97	1,125,647	—
August 1, 2015 to August 31, 2015	909,879	(1)	$64.77	908,752	—
September 1, 2015 to September 30, 2015	527,742	(1)	$66.64	525,675	—
Total	2,564,872		$65.24	2,560,074	$10,004,792

(1)
In July 2015, August 2015 and September 2015, 1,604, 1,127 and 2,067 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On December 1, 2014, our Board approved a share repurchase program authorizing up to $750 million in repurchases of Holdings' common stock, which we intend to complete in 2015. The remaining amount in the table above pertains to the current $750 million share repurchase program. On July 21, 2015, our Board authorized a new $1 billion share repurchase program which will commence upon completion of the current $750 million share repurchase program. We intend to complete the new program within 18 months of its initiation.

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
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

3(d)
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10(a)
Assignment and Acceptance Agreement and Amendment No. 4 to the Third Amended and Restated Receivables Purchase Agreement and Amendment No. 2 to the Third Amended and Restated Purchase and Contribution Agreement, dated as of September 1, 2015, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Bank of Montreal (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Form 8-K filed on September 2, 2015)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended September 30, 2015, filed on October 21, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	October 21, 2015	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 21, 2015	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer