Form 10-K
period 2015-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2016-01-27
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2015 there were 95,368,939 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2015 was approximately $8.30 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $87.62.
As of January 25, 2016, there were 90,970,229 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 21, 2016, are incorporated by reference into Part III of this annual report.

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
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that National Pump[1] or other companies that we have acquired or may acquire, in our specialty business or otherwise, could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•
the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $8.2 billion at December 31, 2015) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

•	inability to refinance our indebtedness on terms that are favorable to us, or at all;

•	incurrence of additional debt, which could exacerbate the risks associated with our current level of indebtedness;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating the agreements and requiring us to repay outstanding borrowings;

•	restrictive covenants and amount of borrowings permitted in our debt instruments, which can limit our financial and operational flexibility;

•	overcapacity of fleet in the equipment rental industry;

•	inability to benefit from government spending, including spending associated with infrastructure projects;

•	fluctuations in the price of our common stock and inability to complete stock repurchases in the time frame and/or on the terms anticipated;

•	rates we charge and time utilization we achieve being less than anticipated;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	inability to access the capital that our businesses or growth plans may require;

•	incurrence of impairment charges;

•	trends in oil and natural gas could adversely affect the demand for our services and products;

•	the fact that our holding company structure requires us to depend in part on distributions from subsidiaries and such distributions could be limited by contractual or legal restrictions;

•	increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	shortfalls in our insurance coverage;

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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2016.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, and operates throughout the United States and Canada. The table below presents key information about our business as of and for the years ended December 31, 2015 and 2014. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	December 31,
	2015	2014
PERFORMANCE MEASURES
Total revenues (in millions)	$5,817	$5,685
Equipment rental revenue percent of total revenues	85%	85%
Year-over-year increase in rental rates	0.5%	4.5%
Year-over-year increase in the volume of equipment on rent	3.2%	9.6%
Time utilization	67.3%	68.8%
Key account percent of equipment rental revenue	64%	64%
National account percent of equipment rental revenue	44%	43%
FLEET
Fleet original equipment cost (“OEC”) (in billions)	8.73	8.44
Equipment classes	3,300	3,300
Equipment units	430,000	430,000
Fleet age in months	43.1	43.0
Percent of fleet that is current on manufacturer's recommended maintenance	92%	93%
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	43%	43%
Aerial work platforms	32%	33%
General tools and light equipment	10%	10%
Power and HVAC (heating, ventilating and air conditioning) equipment	6%	6%
Trench safety equipment	5%	5%
Pumps	4%	3%
LOCATIONS/PERSONNEL
Rental locations	897	881
Approximate number of branches per district	5-10	5-10
Approximate number of districts per region	6-9	4-7
Total employees	12,700	12,500
INDUSTRY
Estimated market share	11.7%	12.0%
Estimated North American equipment rental industry revenue growth	6%	7%
United Rentals equipment rental revenue growth (1)	2.7%	14.8%
2016 projected North American industry equipment rental revenue growth	6%	-
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	6%	5%
Largest supplier percent of capital expenditures	21%	24%
Top 10 supplier percent of capital expenditures	66%	68%

(1)     In April 2014, we acquired National Pump. The results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. National Pump was the second largest specialty pump rental company in North America, and was a leading supplier of pumps for energy and petrochemical customers, with upstream oil and gas customers representing about half of its revenue. 2014 equipment rental revenues grew by 12 percent year-over-year on a pro forma basis (that is, assuming United Rentals and National Pump were combined for the full years 2014 and 2013). For additional information concerning the National Pump acquisition, see note 3 to our consolidated financial statements.
Strategy

For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2016, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. As of December 31, 2015, we have trained over 3,100 employees, over 70 percent of our district managers and over 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. As discussed in note 5 to our consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program focused on cost savings throughout the organization partially due to the Lean initiatives not fully generating the anticipated cost savings due to lower than expected rental volume in 2015. The savings generated from Lean initiatives are partially dependent on rental volume, and, though we have not yet achieved the anticipated level of Lean savings, we expect to continue to achieve savings through the Lean initiatives; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 14 specialty rental branches/tool hubs in 2016 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

Industry Overview and Economic Outlook
United Rentals serves the following three principal end markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. In 2015, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:

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
We estimate that, in 2015, North American equipment rental industry revenue grew approximately 6 percent year-over-year. The estimated industry growth reflects growth of approximately 7 percent and 1 percent in the U.S. and Canada, respectively, on a constant currency basis. In 2015, we increased our full year rental revenue by approximately 2.7 percent year-over-year. Excluding the adverse impact from currency, rental revenue would have increased 4.3 percent year-over-year. Our rental revenue performance reflects volume and pricing pressure on our general rental business and our Pump Solutions region associated with upstream oil and gas customers.
In 2016, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to recover and drive demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 6 percent. The expected industry growth reflects growth of approximately 7 percent and 1 percent in the U.S. and Canada, respectively, on a constant currency basis.
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
National Account Program. Our national account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. National accounts are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple states. We offer our national account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. National accounts are a subset of key accounts, which are our accounts that are managed by a single point of contact. Establishing a single point of contact for our key accounts helps us provide customer service management that is more consistent and satisfactory.
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

Information Technology Systems. We have a wide variety of information technology systems, some proprietary and some licensed, that supports our operations. Our information technology infrastructure facilitates our ability to make rapid and informed decisions, respond quickly to changing market conditions and share rental equipment among branches. We have an in-house team of information technology specialists that supports our systems.
Our information technology systems are accessible to management, branch and call center personnel. Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of our strategy. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our data center. Rental transactions can be entered at these workstations and processed on a real-time basis.
Our information technology systems:

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
Geographic and Customer Diversity. We have 897 rental locations in 49 U.S. states and 10 Canadian provinces and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:

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
Strong and Motivated Branch Management. Each of our full-service branches has a manager who is supervised by a district manager. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them, within budgetary guidelines, to make day-to-day decisions concerning branch matters. Each regional office has a management team that monitors branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews.
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2015, our employees enhanced their skills through approximately 460,000 hours of training, including safety training, sales and leadership training, equipment-related training from our suppliers and online courses covering a variety of relevant subjects.
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
Segment Information
We have two reportable segments– i) general rentals and ii) trench, power and pump. Segment financial information is presented in note 4 to our consolidated financial statements.
The general rentals segment includes the rental of construction, aerial and industrial equipment, general tools and light equipment, and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment comprises nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada–and operates throughout the United States and Canada. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure. In 2015, we reorganized certain of our regions to arrive at the current general rentals' region structure.
The trench, power and pump segment includes the rental of specialty construction products and related services. The trench, power and pump segment is comprised of (i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and (iii) the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
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
Sales of New Equipment. We sell equipment such as aerial lifts, reach forklifts, telehandlers, compressors and generators from many leading equipment manufacturers. The type of new equipment that we sell varies by location.
Contractor Supplies Sales. We sell a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies.
Service and Other Revenues. We offer repair and maintenance services and sell parts for equipment that is owned by our customers.
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
E-Rentals. Our customers can request equipment online 24 hours a day, seven days a week, by accessing our equipment catalog and used equipment listing, which can be found at www.unitedrentals.com. Our customers can also use our UR Control® application to actively manage their rental process and access real-time reports on their business activity with us.
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
Competition
The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 11.7 percent market share based on 2015 total equipment rental industry revenues as measured by the American Rental Association ("ARA"). Our estimated market share is based on our total 2015 rental revenue calculated using ARA’s constant currency methodology divided by ARA’s forecasted 2015 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure.
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
Employees
Approximately 4,000 of our employees are salaried and approximately 8,700 are hourly. Collective bargaining agreements relating to approximately 79 separate locations cover approximately 850 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Our business is cyclical in nature and the economic downturn that commenced in the latter part of 2008 and continued through 2010, and the resulting decreases in North American construction and industrial activities, adversely affected our revenues and operating results by decreasing the demand for our equipment and the prices that we could charge. An economic slowdown or a decrease in general economic activity could have adverse effects on our revenues and operating results.
Our general rental equipment and trench, power and pump equipment are used in connection with private non-residential construction and industrial activities, which are cyclical in nature. Our industry experienced a decline in construction and industrial activity as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010. The weakness in our end markets led to a decrease in the demand for our equipment and in the rates we realized. Such decreases adversely affected our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. A slowdown in the economic recovery or worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	a decrease in expected levels of infrastructure spending;

•	a lack of availability of credit;

•	an overcapacity of fleet in the equipment rental industry;

•	a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.
Our significant indebtedness exposes us to various risks.
At December 31, 2015, our total indebtedness was $8.2 billion. Our substantial indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:

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

•	decreasing our profitability or cash flow;

•	causing us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	causing us to be disadvantaged compared to competitors with less debt and lower debt service requirements;

•	resulting in a downgrade in our credit rating or the credit ratings of any of the indebtedness of our subsidiaries, which could increase the cost of further borrowings;

•	requiring our debt to become due and payable upon a change in control; and

•	limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2015, we had $2.2 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 26 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
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
Our ability to refinance indebtedness will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.
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
The only financial covenant that currently exists under our senior secured asset-based revolving credit facility (“ABL facility”) is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. Since the March 2015 amendment of the ABL facility through December 31, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, the maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy these or any of the other relevant covenants, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
In addition to financial covenants, various other covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose significant operating and financial restrictions on us and our restricted subsidiaries. Such covenants include, among other things, limitations on: (i) liens; (ii) sale-leaseback transactions; (iii) indebtedness; (iv) mergers, consolidations and acquisitions; (v) sales, transfers and other dispositions of assets; (vi) loans and other investments; (vii) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (viii) dividends, other payments and other matters affecting subsidiaries; (ix) transactions with affiliates; and (x) issuances of preferred stock of certain subsidiaries. Future debt agreements we enter into may include similar provisions.
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
The amount of borrowings permitted at any time under our ABL facility is limited to a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under our ABL facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. The inability to borrow under our ABL facility may adversely affect our liquidity, results of operations and financial position.
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
We have historically achieved a significant portion of our growth through acquisitions. We will continue to consider potential acquisitions on a selective basis, including potential growth opportunities for our trench, power and pump specialty business. From time-to-time we have also approached, or have been approached, to explore consolidation opportunities with other public companies or large privately-held companies. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future, with respect to our specialty business or otherwise, or that we will be able to consummate any such transactions on terms and conditions acceptable to us.

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
Our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions and the factors discussed above under “Cautionary Statement Regarding Forward-Looking Statements”, include, but are not limited to:

•	the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;

•	an overcapacity of fleet in the equipment rental industry;

•	changes in private non-residential construction spending or government funding for infrastructure and other construction projects;

•	changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, competition or other factors;

•	commodity price pressures and the resultant increase in the cost of fuel and steel to our equipment suppliers, which can result in increased equipment costs for us;

•	other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;

•	labor shortages, work stoppages or other labor difficulties;

•	potential enactment of new legislation affecting our operations or labor relations;

•	completion of acquisitions, divestitures or recapitalizations;

•	increases in interest rates and related increases in our interest expense and our debt service obligations;

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
In July 2015, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $1 billion, excluding fees, commissions and other ancillary expenses. Currently, we intend to complete the share repurchase program within 18 months of its initiation in November 2015.
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
At December 31, 2015, we had $3.2 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of the goodwill impairment testing for our Pump Solutions reporting unit, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7A-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We are in the ordinary course exposed to a variety of claims relating to our business. These claims include those relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees and (iii) employment-related claims. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover these claims for a number of reasons, including:

•	our insurance policies, reflecting a program structure that we believe reflects market conditions for companies our size, are often subject to significant deductibles or self-insured retentions;

•	our director and officer liability insurance policy has no deductible for individual non-indemnifiable loss, but is subject to a deductible for company reimbursement coverage;

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
Although our Board elected not to extend our stockholders’ rights plan upon its expiration in September 2011, we still have in place certain charter provisions, such as the inability for stockholders to act by written consent, that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our Board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. We are also subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the ABL facility and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and generally would require us to offer to repurchase our outstanding senior notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.
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
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2016 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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
We cannot be certain as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected, depending on the magnitude of such costs.
We have operations throughout the United States, which exposes us to multiple state and local regulations, in addition to federal law and requirements as a government contractor. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
Our 775 branch locations in the United States are located in 49 states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 850 employees who are represented by unions and covered by collective bargaining agreements and approximately 11,850 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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
As of January 1, 2016, we operated 897 rental locations. 775 of these locations are in the United States and 122 are in Canada. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench, power and pump (TPP) segments.

United States
●	Alabama (GR 19, TPP 5)	●	Maine (GR 2)	●	Ohio (GR 15, TPP 4)
●	Alaska (GR 2)	●	Maryland (GR 10, TPP 4)	●	Oklahoma (GR 23, TPP 4)
●	Arizona (GR 13, TPP 2)	●	Massachusetts (GR 6, TPP 2)	●	Oregon (GR 9, TPP 2)
●	Arkansas (GR 11, TPP 1)	●	Michigan (GR 4, TPP 1)	●	Pennsylvania (GR 14, TPP 5)
●	California (GR 61, TPP 17)	●	Minnesota (GR 8, TPP 1)	●	Rhode Island (GR 1)
●	Colorado (GR 12, TPP 3)	●	Mississippi (GR 12)	●	South Carolina (GR 12, TPP 2)
●	Connecticut (GR 6, TPP 2)	●	Missouri (GR 12, TPP 3)	●	South Dakota (GR 2)
●	Delaware (GR 2, TPP 1)	●	Montana (GR 1)	●	Tennessee (GR 18, TPP 3)
●	Florida (GR 25, TPP 12)	●	Nebraska (GR 4, TPP 1)	●	Texas (GR 95, TPP 25)
●	Georgia (GR 22, TPP 3)	●	Nevada (GR 4, TPP 3)	●	Utah (GR 2, TPP 3)
●	Idaho (GR 2)	●	New Hampshire (GR 1, TPP 1)	●	Vermont (GR 1)
●	Illinois (GR 15, TPP 3)	●	New Jersey (GR 8, TPP 4)	●	Virginia (GR 17, TPP 5)
●	Indiana (GR 10, TPP 1)	●	New Mexico (GR 10, TPP 1)	●	Washington (GR 18, TPP 5)
●	Iowa (GR 11, TPP 1)	●	New York (GR 13)	●	West Virginia (GR 5)
●	Kansas (GR 12)	●	North Carolina (GR 21, TPP 6)	●	Wisconsin (GR 8, TPP 1)
●	Kentucky (GR 9)	●	North Dakota (GR 6, TPP 3)	●	Wyoming (GR 5)
●	Louisiana (GR 26, TPP 10)

Canada
●	Alberta (GR 23, TPP 9)
●	British Columbia (GR 18, TPP 4)
●	Manitoba (GR 4)
●	New Brunswick (GR 6, TPP 1)
●	Newfoundland (GR 6)
●	Nova Scotia (GR 4)
●	Ontario (GR 23, TPP 5)
●	Prince Edward Island (GR 1)
●	Quebec (GR 7, TPP 1)
●	Saskatchewan (GR 7, TPP 3)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 107 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 7,900 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 53 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2024. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2016, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2018. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 31,000 square feet under a lease that expires in 2020 and in Charlotte, North Carolina, where we occupy approximately 55,000 square feet under a lease that expires in 2025.

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

	High	Low
2015:
First Quarter	$103.85	$81.25
Second Quarter	105.83	86.88
Third Quarter	87.99	56.66
Fourth Quarter	80.18	57.41
2014:
First Quarter	$96.51	$74.32
Second Quarter	108.46	85.01
Third Quarter	119.83	103.60
Fourth Quarter	119.35	88.34

As of January 1, 2016, there were 78 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
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
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2015 to October 31, 2015	7,004	(1)	$73.45	—	—
November 1, 2015 to November 30, 2015	481,264	(1)	$74.98	473,611	—
December 1, 2015 to December 31, 2015	1,183,845	(1)	$71.94	1,181,497	—
Total	1,672,113		$72.82	1,655,108	$889,514,940

(1)
In October 2015, November 2015 and December 2015, 7,004, 7,653 and 2,348 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On December 1, 2014, our Board authorized a $750 million share repurchase program, which we intended to complete within 18 months of its initiation, and which was completed in October 2015. On July 21, 2015, our Board authorized a new $1 billion share repurchase program which commenced upon completion of the $750 million share repurchase program. We intend to complete the $1 billion program within 18 months of its initiation in November 2015. The shares purchased in the table above include shares purchased under both the $750 million program and the $1 billion program. The remaining amount in the table above pertains to the current $1 billion share repurchase program.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2011 to 2015. On April 30, 2012, we acquired RSC Holdings Inc. ("RSC"). RSC has been included in our results of operations since that date. RSC was one of the largest equipment rental providers in North America and had total revenue of $1.5 billion for 2011. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Income statement data:
Total revenues	$5,817	$5,685	$4,955	$4,117	$2,611
Total cost of revenues	3,337	3,253	2,968	2,530	1,713
Gross profit	2,480	2,432	1,987	1,587	898
Selling, general and administrative expenses	714	758	642	588	407
Merger related costs	(26)	11	9	111	19
Restructuring charge	6	(1)	12	99	19
Non-rental depreciation and amortization	268	273	246	198	57
Operating income	1,518	1,391	1,078	591	396
Interest expense, net	567	555	475	512	228
Interest expense-subordinated convertible debentures	—	—	3	4	7
Other income, net	(12)	(14)	(5)	(13)	(3)
Income before provision for income taxes	963	850	605	88	164
Provision for income taxes	378	310	218	13	63
Net income	585	540	387	75	101
Basic earnings per share	$6.14	$5.54	$4.14	$0.91	$1.62
Diluted earnings per share	$6.07	$5.15	$3.64	$0.79	$1.38

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance sheet data:
Total assets (1)	$12,083	$12,129	$10,876	$10,648	$3,976
Total debt (1)	8,162	7,962	7,078	7,196	2,924
Subordinated convertible debentures	—	—	—	55	55
Stockholders’ equity	1,476	1,796	1,828	1,543	64

(1)    In 2015, we adopted accounting guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Adopting this guidance resulted in reductions to both total assets and total debt, which are presented for all periods above in accordance with this new guidance. In 2015, we also adopted accounting guidance that requires that deferred tax liabilities and assets be classified as non-current in the balance sheet. Adopting this guidance resulted in a reduction to total assets, which are presented for all periods above in accordance with this new guidance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 897 rental locations in the United States and Canada as well as centralized call centers and online capabilities. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain compelling competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”), based on the initial consideration paid, of $8.7 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and other customers. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2015, equipment rental revenues represented 85 percent of our total revenues.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2016, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. As of December 31, 2015, we have trained over 3,100 employees, over 70 percent of our district managers and over 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. As discussed in note 5 to our consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program focused on cost savings throughout the organization partially due to the Lean initiatives not fully generating the anticipated cost savings due to lower than expected rental volume in 2015. The savings generated from Lean initiatives are partially dependent on rental volume, and, though we have not yet achieved the anticipated level of Lean savings, we expect to continue to achieve savings through the Lean initiatives; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 14 specialty rental branches/tool hubs in 2016 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

In 2016, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to recover and drive demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 6 percent. The expected industry growth reflects growth of approximately 7 percent and 1 percent in the U.S. and Canada, respectively, on a constant currency basis.
In April 2014, we acquired certain assets of the following four entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). The results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. National Pump was the second largest specialty pump rental company in North America, and was a leading supplier of pumps for energy and petrochemical customers, with upstream oil and gas customers representing about half of its revenue. For additional information concerning the National Pump acquisition, see note 3 to our consolidated financial statements.
We use the American Rental Association criteria for reporting rental rates, time utilization and OEC. For the full year 2015 we achieved:

•	A year-over-year increase of 0.5 percent in rental rates;

•	A year-over-year increase of 3.2 percent in the volume of OEC on rent;

•
Time utilization of 67.3 percent decreased 150 basis points year-over-year. In 2015, time utilization was impacted by volume and pricing pressure on our general rental business and our Pump Solutions region associated with upstream oil and gas customers. Excluding the branches with the most exposure to upstream oil and gas, time utilization decreased 40 basis points year-over-year;

•	64 percent of equipment rental revenue derived from key accounts, which was flat with 2014. Key accounts are each managed by a single point of contact to enhance customer service; and

•	An increase of 12 rental locations in our higher margin trench, power and pump (also referred to as "specialty") segment in 2015, comprised of nine locations in the United States and three in Canada.
Financial Overview
In 2015 and 2014, we took a number of positive actions related to our capital structure, and have significantly improved our financial flexibility and liquidity. These actions, which are discussed in note 12 to our consolidated financial statements, include:

•	In January 2014, we redeemed all of our 10 1/4 percent Senior Notes.

•	In March 2014, we issued $525 aggregate principal amount of 6 1/8 percent Senior Notes as an add on to our existing 6 1/8 percent Senior Notes.

•	In March 2014, we issued $850 aggregate principal amount of 5 3/4 percent Senior Notes.

•	In April 2014, we redeemed all of our 9 1/4 percent Senior Notes.

•
In September 2014 and September 2015, we amended and extended our accounts receivable securitization facility. The September 2015 amendment included an increase in the size of the facility from $550 to $625.

•	In March 2015, we issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes.

•	In March 2015, we issued $800 principal amount of 5 1/2 percent Senior Notes.

•	In March 2015, we amended and extended our ABL facility, and increased the size of the facility to $2.5 billion.

•	In April 2015, we redeemed all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes.

•	In April 2015, we redeemed $350 principal amount of our 8 1/4 percent Senior Notes.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of December 31, 2015, we had available liquidity of $1.10 billion, including cash of $179.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2015 were as follows:

	Year Ended December 31,
	2015	2014	2013
Net income	$585	$540	$387
Diluted earnings per share	$6.07	$5.15	$3.64

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2015 include the after-tax impacts of the following items:

	Year Ended December 31,
	2015		2014		2013
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$17	$0.17	$(7)	$(0.06)	$(5)	$(0.05)
Merger related intangible asset amortization (2)	(111)	(1.15)	(115)	(1.10)	(100)	(0.94)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	2	0.02	3	0.03	4	0.04
Impact of the fair value mark-up of acquired RSC fleet (4)	(18)	(0.19)	(22)	(0.21)	(27)	(0.25)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	2	0.02	3	0.03	4	0.04
Restructuring charge (6)	(4)	(0.04)	1	0.01	(7)	(0.07)
Asset impairment charge (7)	—	—	—	—	(2)	(0.02)
Loss on extinguishment of debt securities, including subordinated convertible debentures, and ABL amendment	(75)	(0.78)	(48)	(0.46)	(2)	(0.02)

(1)
This reflects transaction costs associated with the RSC and National Pump acquisitions. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price. For additional information concerning the National Pump acquisition, see note 3 to our consolidated financial statements.

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

(6)
As discussed in note 5 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with our closed restructuring programs and our current restructuring program.

(7)	This charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with our closed restructuring programs.
In addition to the matters discussed above, our 2015 performance reflects increased gross profit from equipment rentals.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net, the impact of the fair value mark-up of the acquired RSC fleet, and the loss on sale of software subsidiary. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
Net income	$585	$540	$387
Provision for income taxes	378	310	218
Interest expense, net	567	555	475
Interest expense—subordinated convertible debentures	—	—	3
Depreciation of rental equipment	976	921	852
Non-rental depreciation and amortization	268	273	246
EBITDA	2,774	2,599	2,181
Merger related costs (1)	(26)	11	9
Restructuring charge (2)	6	(1)	12
Stock compensation expense, net (3)	49	74	46
Impact of the fair value mark-up of acquired RSC fleet (4)	29	35	44
Loss on sale of software subsidiary	—	—	1
Adjusted EBITDA	$2,832	$2,718	$2,293

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$1,995	$1,801	$1,551
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(10)	(17)	(21)
Gain on sales of rental equipment	227	229	176
Gain on sales of non-rental equipment	8	11	6
Loss on sale of software subsidiary (5)	—	—	(1)
Merger related costs (1)	26	(11)	(9)
Restructuring charge (2)	(6)	1	(12)
Stock compensation expense, net (3)	(49)	(74)	(46)
Loss on extinguishment of debt securities	(123)	(80)	(1)
Loss on retirement of subordinated convertible debentures	—	—	(2)
Excess tax benefits from share-based payment arrangements	5	—	—
Changes in assets and liabilities	194	182	31
Cash paid for interest, including subordinated convertible debentures	447	457	461
Cash paid for income taxes, net	60	100	48
EBITDA	2,774	2,599	2,181
Add back:
Merger related costs (1)	(26)	11	9
Restructuring charge (2)	6	(1)	12
Stock compensation expense, net (3)	49	74	46
Impact of the fair value mark-up of acquired RSC fleet (4)	29	35	44
Loss on sale of software subsidiary	—	—	1
Adjusted EBITDA	$2,832	$2,718	$2,293
_________________

(1)
This reflects transaction costs associated with the RSC and National Pump acquisitions. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National

Pump purchase price. For additional information concerning the National Pump acquisition, see note 3 to our consolidated financial statements.

(2)
As discussed in note 5 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with our closed restructuring programs and our current restructuring program.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.
For the year ended December 31, 2015, EBITDA increased $175, or 6.7 percent, and adjusted EBITDA increased $114, or 4.2 percent. The EBITDA increase primarily reflects increased profit from equipment rentals, decreased selling, general and administrative expense and reduced merger costs associated with a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 11 to our consolidated financial statements. The adjusted EBITDA increase primarily reflects increased profit from equipment rentals. For the year ended December 31, 2015, EBITDA margin increased 200 basis points to 47.7 percent, and adjusted EBITDA margin increased 90 basis points to 48.7 percent. The increase in the EBITDA margin primarily reflects increased margins from equipment rentals, improved selling, general and administrative leverage, and reduced merger costs. The increase in the adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage.
For the year ended December 31, 2014, EBITDA increased $418, or 19.2 percent, and adjusted EBITDA increased $425, or 18.5 percent. The EBITDA and adjusted EBITDA increases include the impact of the National Pump acquisition discussed above. The EBITDA and adjusted EBITDA increases primarily reflect increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the year ended December 31, 2014, EBITDA margin increased 170 basis points to 45.7 percent, and adjusted EBITDA margin increased 150 basis points to 47.8 percent. The increases in the EBITDA and adjusted EBITDA margins primarily reflect increased margins from equipment rentals and sales of rental equipment.
Revenues. Revenues for each of the three years in the period ended December 31, 2015 were as follows:

	Year Ended December 31,			Change
	2015	2014	2013	2015	2014
Equipment rentals*	$4,949	$4,819	$4,196	2.7%	14.8%
Sales of rental equipment	538	544	490	(1.1)%	11.0%
Sales of new equipment	157	149	104	5.4%	43.3%
Contractor supplies sales	79	85	87	(7.1)%	(2.3)%
Service and other revenues	94	88	78	6.8%	12.8%
Total revenues	$5,817	$5,685	$4,955	2.3%	14.7%
*Equipment rentals metrics:
Year-over-year increase in rental rates (1)				0.5%	4.5%
Year-over-year increase in the volume of equipment on rent				3.2%	9.6%
Time utilization (2)	67.3%	68.8%	68.2%	(150) bps	60 bps
_________________

(1)	Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix.

(2)	Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; and for fuel. Collectively, these "ancillary fees" represented about 12 percent of equipment rental revenue in 2015. Delivery and pick-up revenue, which represented about seven percent of equipment rental revenue in 2015, is recognized when the service is performed. Customers have the option of purchasing a damage waiver when they rent our equipment to protect against potential loss or damage; we refer to the fee we charge for the waiver as Rental Protection Plan (or "RPP") revenue. RPP revenue, which represented about two percent of equipment rental revenue in 2015, is recognized ratably over the contract term. Fees related to the consumption of fuel by our customers are recognized when the equipment is returned by the customer

(and consumption, if any, can be measured). Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales).
2015 total revenues of $5.8 billion increased 2.3 percent compared with 2014. As discussed above, in April 2014, we acquired National Pump, and the results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. The revenue increase primarily reflects a 2.7 percent increase in equipment rentals, which was primarily due to a 3.2 percent increase in the volume of OEC on rent, which included the adverse impact of currency, and a 0.5 percent rental rate increase, partially offset by the adverse impact of inflation related to replacement fleet purchases. Excluding the adverse impact from currency, rental revenue would have increased 4.3 percent year-over-year.
2014 total revenues of $5.7 billion increased 14.7 percent compared with 2013. As discussed above, in April 2014, we acquired National Pump, and the results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. The revenue increase reflects a 14.8 percent increase in equipment rentals, which was primarily due to increases in the volume of OEC on rent and rental rates, and changes in rental mix, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2014, the favorable impact of changes in the mix of equipment rented, including the impact of the acquisition of National Pump, was partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2014 reflected improvements in our operating environment and the execution of our strategy. Additionally, sales of rental equipment increased 11.0 percent, primarily reflecting increased volume and improved pricing.
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
Revenue Recognition. We recognize revenues from renting equipment on a straight-line basis. Our rental contract periods are hourly, daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. This daily rate assumes that the equipment will be on rent for the full 28 days, as we are unsure of when the customer will return the equipment and therefore unsure of which rental contract period will apply.
As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the equipment was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, we will have customers return equipment and be contractually required to pay us more than the cumulative amount of revenue recognized to date under the straight-line methodology. For instance, continuing the above example, if the customer rented the above piece of equipment on December 29 and returned it at the close of business on January 1, we would recognize incremental revenue on January 1 of $171.44 (in actual dollars, representing the difference between the amount the customer is contractually required to pay, or $300 at the weekly rate, and the cumulative amount recognized to date on a straight-line basis, or $128.56, which represents four days at $32.14 per day).
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $32 and $36 as of December 31, 2015 and 2014, respectively. Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; and for fuel. Delivery and pick-up revenue is recognized when the service is performed. Customers have the option of purchasing a damage waiver when they rent our equipment to protect against potential loss or damage; we refer to the fee we charge for the waiver as Rental Protection Plan (or

"RPP") revenue. RPP revenue is recognized ratably over the contract term. Fees related to the consumption of fuel by our customers are recognized when the equipment is returned by the customer (and consumption, if any, can be measured).
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
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $30, $39 and $44 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $92 or $117, respectively. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $10. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $18 or $27, respectively.
Purchase Price Allocation. We have made a number of acquisitions in the past (including the National Pump acquisition discussed in note 3 to our consolidated financial statements) and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2015, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 51 percent. In connection with this impairment testing, we generally utilized discount rates of 10.0 percent for our general rentals segment, and Trench Safety and Power and HVAC reporting units, and 13.5 percent for our Pump Solutions reporting unit, as well as a long-term terminal growth rate for all reporting units of 3.0 percent beyond our planning period.
Most of the assets in the Pump Solutions reporting unit were acquired in the April 2014 National Pump acquisition discussed above. Based on the October 1, 2015 test, the Pump Solutions reporting unit’s estimated fair value exceeded its carrying amount by 3.3 percent. In light of continuing pressures on the Pump Solutions reporting unit related primarily to upstream oil and gas customers, we continued to monitor the Pump Solutions reporting unit for impairment through the end of 2015, and performed another impairment test as of November 30, 2015. As of the November 30, 2015 testing date, the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount by 1 percent. No additional impairment indicators were noted as of December 31, 2015. As of December 31, 2015, there was $311 of goodwill in the Pump Solutions reporting unit.
Given the narrow margin by which the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount, we also performed a sensitivity analysis related to the discount rate and long-term growth rate used in the November 30, 2015 test. Specifically, we performed the sensitivity analysis by: (i) increasing the discount rate by 50 basis points and (ii) reducing the long-term growth rate by 25 basis points. The Pump Solutions reporting unit failed step one of the goodwill impairment test under the sensitivity test, and would have required step two testing to determine potential goodwill impairment.
The November 30, 2015 impairment test assumed earnings growth for the Pump Solutions reporting unit over the next three years. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the Pump Solutions reporting unit could fail step one of the goodwill impairment test in a future period. We will continue to monitor the Pump Solutions reporting unit for impairment.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We recognized immaterial asset impairment charges during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and 2014, there were no held-for-sale assets in our consolidated balance sheets.
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

Results of Operations
As discussed in note 4 to our consolidated financial statements, our two reportable segments are i) general rentals and ii) trench, power and pump. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench, power and pump segment is comprised of: (i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and (iii) the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
As discussed in note 4 to our consolidated financial statements, we aggregate our nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—into our general rentals reporting segment. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure. In 2015, we reorganized certain of our regions to arrive at the current general rentals' region structure. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended December 31, 2015, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 13 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, which impacts each region differently, and our continued focus on fleet sharing. We monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
We similarly monitor the margin variances for the regions in the trench, power and pump segment. The Pump Solutions region is primarily comprised of locations acquired in the April 2014 National Pump acquisition discussed below. As such, there isn’t a long history of the Pump Solutions region's rental margins included in the trench, power and pump segment. When monitoring for margin convergence, we include projected future results. We monitor the trench, power and pump segment margin variances and confirm the expectation of future convergence on a quarterly basis.
We believe that the regions that are aggregated into our segments have similar economic characteristics, as each region is capital intensive, offers similar products to similar customers, uses similar methods to distribute its products, and is subject to similar competitive risks. The aggregation of our regions also reflects the management structure that we use for making operating decisions and assessing performance. Although we believe aggregating these regions into our reporting segments for segment reporting purposes is appropriate, to the extent that there are significant margin variances that do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Year Ended December 31, 2015
Equipment rentals	$4,241	$708	$4,949
Sales of rental equipment	504	34	538
Sales of new equipment	137	20	157
Contractor supplies sales	67	12	79
Service and other revenues	83	11	94
Total revenue	$5,032	$785	$5,817
Year Ended December 31, 2014
Equipment rentals	$4,222	$597	$4,819
Sales of rental equipment	519	25	544
Sales of new equipment	113	36	149
Contractor supplies sales	73	12	85
Service and other revenues	75	13	88
Total revenue	$5,002	$683	$5,685
Year ended December 31, 2013
Equipment rentals	$3,869	$327	$4,196
Sales of rental equipment	474	16	490
Sales of new equipment	97	7	104
Contractor supplies sales	79	8	87
Service and other revenues	72	6	78
Total revenue	$4,591	$364	$4,955

Equipment rentals. 2015 equipment rentals of $4.9 billion increased $0.1 billion, or 2.7 percent, as compared to 2014. As discussed above, in April 2014, we acquired National Pump, and the results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. The equipment rentals increase was primarily due to a 3.2 percent increase in the volume of OEC on rent, which included the adverse impact of currency, and a 0.5 percent rental rate increase, partially offset by the adverse impact of inflation related to replacement fleet purchases. Excluding the adverse impact from currency, rental revenue would have increased 4.3 percent year-over-year. Equipment rentals represented 85 percent of total revenues in 2015. On a segment basis, equipment rentals represented 84 percent and 90 percent of total revenues for general rentals and trench, power and pump, respectively. General rentals equipment rentals increased slightly year-over-year, primarily reflecting a 2.3 percent increase in the volume of OEC on rent, which included the adverse impact of currency, partially offset by the adverse impact of inflation related to replacement fleet purchases. Excluding the adverse impact from currency, general rentals' rental revenue would have increased 1.7 percent year-over-year. Trench, power and pump equipment rentals increased $111, or 18.6 percent, primarily reflecting increased average OEC, partially offset by decreased time utilization due to the impact of the acquisition of National Pump discussed in note 3 to the consolidated financial statements. The locations acquired in the National Pump acquisition experienced volume and pricing pressure associated with upstream oil and gas customers. Trench, power and pump average OEC for 2015 increased 34 percent, including the impact of the acquisition of National Pump discussed above, as compared to 2014.

2014 equipment rentals of $4.8 billion increased $0.6 billion, or 14.8 percent, as compared to 2013. As discussed above, in April 2014, we acquired National Pump, and the results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. The equipment rentals increase was primarily due to a 9.6 percent increase in the volume of OEC on rent, a 4.5 percent rental rate increase and changes in rental mix, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars. In 2014, the favorable impact of changes in the mix of equipment rented, including the impact of the acquisition of National Pump, was partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2014 reflected improvements in our operating environment and the execution of our strategy. Equipment rentals represented 85 percent of total revenues in 2014. On a segment basis, equipment rentals represented 84 percent and 87 percent of total revenues for general rentals and trench, power and pump, respectively. General rentals equipment rentals increased $0.4 billion, or 9.1 percent, primarily reflecting a 6.7 percent increase in the volume of OEC on rent, increased rental rates and changes in rental mix, partially offset by fluctuations in the exchange rate between the U.S. and Canadian dollars. In 2014, the favorable impact of changes in the mix of general rentals equipment rented was partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts. Trench, power and pump equipment rentals increased $270, or 82.6 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench, power and pump average OEC for 2014 increased 75 percent, including the impact of the acquisition of National Pump discussed above, as compared to 2013. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment was a key component of our strategy in 2014 and 2013.
Sales of rental equipment. For the three years in the period ended December 31, 2015, sales of rental equipment represented approximately 10 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2015 sales of rental equipment of $538 decreased slightly from 2014. 2014 sales of rental equipment of $544 increased $54, or 11.0 percent, from 2013 primarily reflecting increased volume and improved pricing.
Sales of new equipment. For the three years in the period ended December 31, 2015, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2015 sales of new equipment of $157 increased slightly from 2014. 2014 sales of new equipment of $149 increased $45, or 43.3 percent, from 2013 primarily reflecting increased volume, including the impact of the acquisition of National Pump discussed above, improved pricing and changes in mix.
Sales of contractor supplies. For the three years in the period ended December 31, 2015, sales of contractor supplies represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2015 sales of contractor supplies decreased slightly from 2014, and 2014 sales of contractor supplies were flat with 2013.
Service and other revenues. For the three years in the period ended December 31, 2015, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2015 service and other revenues of $94 increased slightly from 2014. 2014 service and other revenues of $88 increased $10, or 12.8 percent, from 2013 primarily reflecting the impact of the National Pump acquisition discussed above.
Fourth Quarter 2015 Items. The fourth quarter of 2015 includes a decrease in stock compensation, net of $14 as compared to the fourth quarter of 2014 primarily due to lower than expected revenue and profitability. Additionally, as discussed in note 5 to our consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program in response to recent challenges in our operating environment. Though we expect solid industry growth in 2016, the restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. We expect to complete the restructuring program in 2016, and recognized $4 of costs for the program in the fourth quarter of 2015. Additionally, during the fourth quarter of 2015, we reached agreement on a settlement that will provide us with a $5 refund on previously paid property taxes. We recognized a reduction of $5 in cost of equipment rentals, excluding depreciation, associated with the settlement during the fourth quarter of 2015. Additionally, our provision for income taxes for the fourth quarter of 2015 includes the impact of a $5 increase in valuation allowances resulting from the enactment of Connecticut state limitations on net operating loss utilization. During the nine months ended September 30, 2015, we recognized $57 of excess tax benefits from share-based payment arrangements in our consolidated statements of cash flows. The excess tax benefits from share-based payment arrangements resulted from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. Such benefits are recognized as a credit to additional paid-in capital, and are reported as financing cash flows. Our consolidated statements of cash flows for the nine months ended September 30, 2015 included a $57 increase to financing cash flows and a corresponding decrease to operating cash flows associated with the excess tax benefits from share-based payment arrangements. During the fourth quarter of 2015, $52 of the previously recognized excess tax benefits from share-based payment arrangements were reversed due to the impact on taxable income of a bonus tax depreciation bill that passed in the fourth quarter of 2015. The reversal of the previously recognized excess tax benefits from share-based payment arrangements resulted in a $52 increase to operating cash flows and a corresponding decrease to financing cash flows during the fourth quarter of 2015.
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

Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2015 were as follows:

	General rentals	Trench, power and pump	Total
2015
Equipment Rentals Gross Profit	$1,819	$328	$2,147
Equipment Rentals Gross Margin	42.9%	46.3%	43.4%
2014
Equipment Rentals Gross Profit	$1,790	$302	$2,092
Equipment Rentals Gross Margin	42.4%	50.6%	43.4%
2013
Equipment Rentals Gross Profit	$1,557	$153	$1,710
Equipment Rentals Gross Margin	40.2%	46.8%	40.8%

General rentals. For the three years in the period ended December 31, 2015, general rentals accounted for 87 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. General rentals’ equipment rentals gross profit in 2015 increased $29 and equipment rentals gross margin increased 50 basis points, primarily reflecting cost improvements, partially offset by a 90 basis point decrease in time utilization. As compared to the equipment rentals revenue increase of 0.5 percent, delivery costs decreased 3.2 percent and compensation costs decreased 3.4 percent. Time utilization was 68.6 percent and 69.5 percent for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, our locations with significant exposure to upstream oil and gas experienced volume and pricing pressure associated with upstream oil and gas customers, which was a primary driver of the decrease in time utilization. General rentals’ equipment rentals gross profit in 2014 increased $233 and equipment rentals gross margin increased 220 basis points, primarily reflecting increased rental rates, a 70 basis point increase in time utilization on a significantly larger fleet, and decreased compensation and depreciation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 9.1 percent, compensation costs increased 5.0 percent due primarily to increased headcount associated with higher rental volume, and depreciation of rental equipment increased 4.3 percent. Time utilization was 69.5 percent and 68.8 percent for the years ended December 31, 2014 and 2013, respectively.
Trench, power and pump. For the year ended December 31, 2015, equipment rentals gross profit increased by $26 and equipment rentals gross margin decreased 430 basis points from 2014. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a significantly larger fleet at our locations excluding the Pump Solutions region discussed below. At our locations excluding the Pump Solutions region, as compared to 2014, equipment rentals revenue increased approximately 21 percent, average OEC increased approximately 28 percent and equipment rentals gross profit increased approximately 24 percent. The decrease in equipment rentals gross margin primarily reflects decreased margins in the Pump Solutions region which experienced volume and pricing pressure associated with upstream oil and gas customers. The aggregate equipment rentals gross margin in the trench, power and pump segment excluding the Pump Solutions region increased by approximately 130 basis points from 2014. For the year ended December 31, 2014, equipment rentals gross profit increased by $149 and equipment rentals gross margin increased 380 basis points from 2013 primarily reflecting increased equipment rentals revenue due to an increase in the volume of OEC on rent and increased rental rates, and decreased compensation costs as a percentage of revenue. Trench, power and pump average OEC for the year ended December 31, 2014 increased 75 percent, including the impact of the acquisition of National Pump discussed above, as compared to 2013. As compared to the equipment rentals revenue increase of 82.6 percent, compensation costs increased 57.4 percent.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2015	2014	2013	2015	2014
Total gross margin	42.6%	42.8%	40.1%	(20) bps	270 bps
Equipment rentals	43.4%	43.4%	40.8%	—	260 bps
Sales of rental equipment	42.2%	42.1%	35.9%	10 bps	620 bps
Sales of new equipment	16.6%	19.5%	19.2%	(290) bps	30 bps
Contractor supplies sales	30.4%	30.6%	32.2%	(20) bps	(160) bps
Service and other revenues	59.6%	63.6%	67.9%	(400) bps	(430) bps

2015 gross margin of 42.6 percent decreased slightly as compared to 2014. Equipment rentals gross margin was flat with 2014, primarily reflecting a 0.5 percent rental rate increase and compensation cost improvements offset by a 150 basis point decrease in time utilization. Time utilization was 67.3 percent and 68.8 percent for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the locations acquired in the National Pump acquisition, and our other locations with significant exposure to upstream oil and gas, experienced volume and pricing pressure associated with upstream oil and gas customers, which was a primary driver of the decrease in time utilization. As compared to the equipment rentals revenue increase of 2.7 percent, compensation costs were flat with 2014. Gross margin from sales of new equipment decreased 290 basis points primarily due to changes in the mix of equipment sold. Gross margin from service and other revenues decreased 400 basis points primarily due to increased revenue from training activities, which generate lower margins than our other service revenues.

2014 gross margin of 42.8 percent increased 270 basis points as compared to 2013, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 260 basis points, primarily reflecting a 4.5 percent rental rate increase, a 60 basis point increase in time utilization on a significantly larger fleet, and decreased compensation and depreciation costs as a percentage of revenue. Time utilization was 68.8 percent and 68.2 percent for the years ended December 31, 2014 and 2013, respectively. As compared to the equipment rentals revenue increase of 14.8 percent, compensation costs increased 8.7 percent due primarily to increased headcount associated with higher rental volume, and depreciation of rental equipment increased 8.1 percent. Gross margin from sales of rental equipment increased 620 basis points primarily due to improvements in pricing. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2015:

	Year Ended December 31,			Change
	2015	2014	2013	2015	2014
Selling, general and administrative ("SG&A") expenses	$714	$758	$642	(5.8)%	18.1%
SG&A expense as a percentage of revenue	12.3%	13.3%	13.0%	(100) bps	30 bps
Merger related costs	(26)	11	9	(336.4)%	22.2%
Restructuring charge	6	(1)	12	(700.0)%	(108.3)%
Non-rental depreciation and amortization	268	273	246	(1.8)%	11.0%
Interest expense, net	567	555	475	2.2%	16.8%
Interest expense—subordinated convertible debentures	—	—	3	—	(100.0)%
Other income, net	(12)	(14)	(5)	(14.3)%	180.0%
Provision for income taxes	378	310	218	21.9%	42.2%
Effective tax rate	39.3%	36.5%	36.0%	280 bps	50 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The decrease in SG&A expense for the year ended December 31, 2015 primarily reflects decreased incentive compensation costs associated with lower than expected revenue and profitability. The impact of increased bad debt expense was largely offset by cost improvements throughout SG&A. Bad debt expense increased primarily due to improved receivable aging in 2014 which reduced the expense for year ended December 31, 2014. The improvement in SG&A expense as a percentage of revenue for the year ended December 31, 2015 primarily reflects decreased incentive compensation costs.

The increase in SG&A expense for the year ended December 31, 2014 primarily reflects increased compensation costs due to i) increased variable compensation costs associated with higher revenues and improved profitability and ii) increased headcount. The increase in SG&A as a percentage of revenue for the year ended December 31, 2014 primarily reflects increased compensation costs as a percentage of revenue.
The merger related costs primarily include financial and legal advisory fees, and branding costs associated with the National Pump acquisition, as well as changes subsequent to the acquisition date to the fair value of the contingent cash consideration we paid associated with the National Pump acquisition as discussed in note 11 to our consolidated financial statements. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 11 to our consolidated financial statements.
The restructuring charges for the years ended December 31, 2015, 2014 and 2013 reflect severance costs and branch closure charges associated with our closed restructuring programs and the restructuring program that commenced in the fourth quarter of 2015. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. The income for the year ended December 31, 2014 primarily reflects buyouts or settlements of real estate leases for less than the recognized reserves. We do not expect to incur significant additional charges in connection with the closed restructuring programs, and the remaining costs expected to be incurred in connection with the current restructuring program are not currently estimable. See note 5 to our consolidated financial statements for additional information.
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
Interest expense, net for the years ended December 31, 2015 and 2014 includes aggregate losses of $123 and $80, respectively, associated with debt redemptions and the amendment of our ABL facility. Excluding the impact of these losses, interest expense, net, for the year ended December 31, 2015 decreased primarily due to a lower average cost of debt, partially offset by the impact of increased average outstanding debt. Excluding the impact of the debt redemption losses, interest expense, net, for the year ended December 31, 2014 was flat with 2013.
The increase in other income, net for the year ended December 31, 2014 primarily reflects increased gains on sales of non-rental equipment.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 13 to our consolidated financial statements.
Balance sheet. Accrued expenses and other liabilities decreased by $220, or 38.3 percent, from December 31, 2014 to December 31, 2015 primarily due to payments made associated with the National Pump acquisition discussed in note 3 to our consolidated financial statements and decreased incentive compensation accruals associated with lower than expected revenue and profitability.

Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the capital structure actions taken in 2015 and 2014 to improve our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, as previously announced, in July 2015, our Board authorized a new $1 billion share repurchase program which commenced in November 2015. We intend to complete the $1 billion program within 18 months of its initiation in November 2015. As of January 25, 2016, we have repurchased $166 of Holdings' common stock under the $1 billion share repurchase program that commenced in November 2015.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2015, we had cash and cash equivalents of $179. Cash equivalents at December 31, 2015 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2015:

ABL facility:
Borrowing capacity, net of letters of credit	$873
Outstanding debt, net of debt issuance costs	1,579
Interest rate at December 31	2.3%
Average debt outstanding during the year (1)	1,470
Weighted-average interest rate on average debt outstanding during the year	1.9%
Maximum month-end debt outstanding during the year (1)	1,829
Accounts receivable securitization facility:
Borrowing capacity	48
Outstanding debt, net of debt issuance costs	571
Interest rate at December 31	1.1%
Average debt outstanding during the year	516
Weighted-average interest rate on average debt outstanding during the year	0.8%
Maximum month-end debt outstanding during the year	608
________________

(1)
The maximum month-end amount outstanding under the ABL facility exceeded the average amount outstanding during the year ended December 31, 2015 primarily due to the repayment of a portion of the outstanding borrowings under the ABL facility in March 2015 using the net proceeds from the debt issuances discussed in the "Financial Overview" above.

We expect that our principal needs for cash relating to our operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service and (v) share repurchases. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. For information on the scheduled principal and interest payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “Certain Information Concerning Contractual Obligations.”
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 25, 2016 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1.00 billion and $1.16 billion in 2015 and 2014, respectively.
Loan Covenants and Compliance. As of December 31, 2015, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2015, we (i) generated cash from operating activities of $1,995, (ii) generated cash from the sale of rental and non-rental equipment of $555 and (iii) received cash from debt proceeds, net of payments, of $84. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,636, (ii) purchase other companies for $86, (iii) purchase shares of our common stock for $789 and (iv) pay $52 of contingent consideration associated with the National Pump acquisition as discussed in note 11 to our consolidated financial statements. During 2015, cash also decreased by $29 due to the effect of foreign exchange rates. During 2014, we (i) generated cash from operating activities of $1,801, (ii) generated cash from the sale of rental and non-rental equipment of $577 and (iii) received cash from debt proceeds, net of payments, of $787. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,821, (ii) purchase other companies for $756 and (iii) purchase shares of our common stock for $613.
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

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$1,995	$1,801	$1,551
Purchases of rental equipment	(1,534)	(1,701)	(1,580)
Purchases of non-rental equipment	(102)	(120)	(104)
Proceeds from sales of rental equipment	538	544	490
Proceeds from sales of non-rental equipment	17	33	26
Excess tax benefits from share-based payment arrangements	5	—	—
Free cash flow	$919	$557	$383

Free cash flow for the year ended December 31, 2015 was $919, an increase of $362 as compared to $557 for the year ended December 31, 2014. Free cash flow for the years ended December 31, 2015 and 2014 includes aggregate cash payments of $5 and $17, respectively, related to merger and restructuring activity. Free cash flow increased primarily due to increased net cash provided by operating activities and decreased purchases of rental equipment. Free cash flow for the year ended December 31, 2014 was $557, an increase of $174 as compared to $383 for the year ended December 31, 2013. Free cash flow for the years ended December 31, 2014 and 2013 includes aggregate cash payments of $17 and $38, respectively, related to merger and restructuring activity. Free cash flow increased primarily due to increased net cash provided by operating activities and increased proceeds from sales of rental equipment partially offset by increased purchases of rental equipment.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Debt and capital leases (1)	$607	$24	$17	$9	$2,343	$5,206	$8,206
Interest due on debt (2)	421	416	415	414	352	780	2,798
Operating leases (1):
Real estate	100	82	63	45	26	44	360
Non-rental equipment	38	36	29	23	23	—	149
Service agreements (3)	17	12	4	—	—	—	33
Purchase obligations (4)	671	—	—	—	—	—	671
Total (5)	$1,854	$570	$528	$491	$2,744	$6,030	$12,217

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2015.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of December 31, 2015, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2016.

(5)
This information excludes $3 of unrecognized tax benefits, which are discussed further in note 13 to our consolidated financial statements. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

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
Holdings receives royalties from URNA and its subsidiaries based upon a percent of revenue. During the year ended December 31, 2015, the royalty percent of revenue (the "royalty rate") increased from two and a half percent to eight percent. The increased royalty rate was applied retroactively to January 1, 2015, resulting in Holdings receiving increased royalties from URNA during the year ended December 31, 2015 (see note 18 to our consolidated financial statements). The royalty rate increased as a result of a reassessment of the benefit provided by Holdings' trademark and its business support to URNA and its subsidiaries. The increase in the royalty rate will result in increased intercompany receivables for Holdings. Our total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of December 31, 2015, following the retroactive application of the increase in the royalty rate, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $499.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our Canadian operations.
Interest Rate Risk. As of December 31, 2015, we had an aggregate of $2.2 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of December 31, 2015 under the ABL facility and the accounts receivable securitization facility. As of December 31, 2015, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $13 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.

At December 31, 2015, we had an aggregate of $6.0 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2015 would increase the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2015 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $8. During the year ended December 31, 2015, the average Canadian exchange rate deteriorated by approximately 14 percent. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 27, 2016 expressed an unqualified opinion thereon.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective March 31, 2015 and the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.

/s/ Ernst & Young LLP
Stamford, Connecticut
January 27, 2016

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$179	$158
Accounts receivable, net of allowance for doubtful accounts of $55 at December 31, 2015 and $43 at December 31, 2014	930	940
Inventory	69	78
Prepaid expenses and other assets	116	122
Total current assets	1,294	1,298
Rental equipment, net	6,186	6,008
Property and equipment, net	445	438
Goodwill	3,243	3,272
Other intangible assets, net	905	1,106
Other long-term assets	10	7
Total assets	$12,083	$12,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$607	$618
Accounts payable	271	285
Accrued expenses and other liabilities	355	575
Total current liabilities	1,233	1,478
Long-term debt	7,555	7,344
Deferred taxes	1,765	1,444
Other long-term liabilities	54	65
Total liabilities	10,607	10,331
Temporary equity	—	2
Common stock—$0.01 par value, 500,000,000 shares authorized, 111,586,585 and 91,776,436 shares issued and outstanding, respectively, at December 31, 2015 and 108,233,686 and 97,877,580 shares issued and outstanding, respectively, at December 31, 2014	1	1
Additional paid-in capital	2,197	2,168
Retained earnings	1,088	503
Treasury stock at cost—19,810,149 and 10,356,106 shares at December 31, 2015 and December 31, 2014, respectively	(1,560)	(802)
Accumulated other comprehensive loss	(250)	(74)
Total stockholders’ equity	1,476	1,796
Total liabilities and stockholders’ equity	$12,083	$12,129

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Equipment rentals	$4,949	$4,819	$4,196
Sales of rental equipment	538	544	490
Sales of new equipment	157	149	104
Contractor supplies sales	79	85	87
Service and other revenues	94	88	78
Total revenues	5,817	5,685	4,955
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,826	1,806	1,634
Depreciation of rental equipment	976	921	852
Cost of rental equipment sales	311	315	314
Cost of new equipment sales	131	120	84
Cost of contractor supplies sales	55	59	59
Cost of service and other revenues	38	32	25
Total cost of revenues	3,337	3,253	2,968
Gross profit	2,480	2,432	1,987
Selling, general and administrative expenses	714	758	642
Merger related costs	(26)	11	9
Restructuring charge	6	(1)	12
Non-rental depreciation and amortization	268	273	246
Operating income	1,518	1,391	1,078
Interest expense, net	567	555	475
Interest expense—subordinated convertible debentures	—	—	3
Other income, net	(12)	(14)	(5)
Income before provision for income taxes	963	850	605
Provision for income taxes	378	310	218
Net income	$585	$540	$387
Basic earnings per share	$6.14	$5.54	$4.14
Diluted earnings per share	$6.07	$5.15	$3.64

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$585	$540	$387
Other comprehensive loss:
Foreign currency translation adjustments	(174)	(90)	(65)
Fixed price diesel swaps	(2)	(3)	—
Other comprehensive loss (1)	(176)	(93)	(65)
Comprehensive income	$409	$447	$322

(1)There were no material reclassifications from accumulated other comprehensive (loss) income reflected in other comprehensive loss during the years ended December 31, 2015, 2014 or 2013. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive loss during the years ended December 31, 2015, 2014 or 2013.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional	(Accumulated Deficit)	Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Income (Loss)
Balance at January 1, 2013	93	$1	$1,997	$(424)	3	$(115)	$84
Net income				387
Foreign currency translation adjustments							(65)
Stock compensation expense, net			46
Exercise of common stock options	1		6
Conversion of subordinated convertible debentures	1		40
4 percent Convertible Senior Notes (1)			(14)
Shares repurchased and retired			(21)
Repurchase of common stock	(2)				2	(94)
Balance at December 31, 2013	93	$1	$2,054	$(37)	5	$(209)	$19

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

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional	(Accumulated Deficit)	Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Income (Loss)
Balance at December 31, 2013	93	$1	$2,054	$(37)	5	$(209)	$19
Net income				540
Foreign currency translation adjustments							(90)
Fixed price diesel swaps							(3)
Stock compensation expense, net			74
Exercise of common stock options	—		2
4 percent Convertible Senior Notes (1)	10		58
Shares repurchased and retired			(20)
Repurchase of common stock	(5)				5	(593)
Balance at December 31, 2014	98	$1	$2,168	$503	10	$(802)	$(74)

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

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Loss (2)
Balance at December 31, 2014	98	$1	$2,168	$503	10	$(802)	$(74)
Net income				585
Foreign currency translation adjustments							(174)
Fixed price diesel swaps							(2)
Stock compensation expense, net			49
Exercise of common stock options	—		1
4 percent Convertible Senior Notes (1)	4		5
Shares repurchased and retired			(31)
Repurchase of common stock	(10)				10	$(758)
Excess tax benefits from share-based payment arrangements, net			5
Balance at December 31, 2015	92	$1	$2,197	$1,088	20	$(1,560)	$(250)

(1)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes (an amount equal to the unamortized portion of the original issue discount is reflected as “temporary equity” in our consolidated balance sheet) and the conversion of all outstanding 4 percent Convertible Senior Notes. See note 12 to our consolidated financial statements for additional detail.
(2)As of December 31, 2015, 2014 and 2013, the Accumulated Other Comprehensive Income (Loss) balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows From Operating Activities:
Net income	$585	$540	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244	1,194	1,098
Amortization of deferred financing costs and original issue discounts	10	17	21
Gain on sales of rental equipment	(227)	(229)	(176)
Gain on sales of non-rental equipment	(8)	(11)	(6)
Loss on sale of software subsidiary	—	—	1
Stock compensation expense, net	49	74	46
Merger related costs	(26)	11	9
Restructuring charge	6	(1)	12
Loss on repurchase/redemption of debt securities and amendment of ABL facility	123	80	1
Loss on retirement of subordinated convertible debentures	—	—	2
Excess tax benefits from share-based payment arrangements	(5)	—	—
Increase in deferred taxes	336	261	167
Changes in operating assets and liabilities:
Increase in accounts receivable	(11)	(101)	(20)
Decrease (increase) in inventory	8	11	(2)
(Increase) decrease in prepaid expenses and other assets	(38)	(52)	60
(Decrease) increase in accounts payable	(8)	(23)	9
(Decrease) increase in accrued expenses and other liabilities	(43)	30	(58)
Net cash provided by operating activities	1,995	1,801	1,551
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,534)	(1,701)	(1,580)
Purchases of non-rental equipment	(102)	(120)	(104)
Proceeds from sales of rental equipment	538	544	490
Proceeds from sales of non-rental equipment	17	33	26
Purchases of other companies, net of cash acquired	(86)	(756)	(9)
Purchases of investments	(3)	—	—
Net cash used in investing activities	(1,170)	(2,000)	(1,177)
Cash Flows From Financing Activities:
Proceeds from debt	8,566	7,070	3,805
Payments of debt, including subordinated convertible debentures	(8,482)	(6,283)	(3,965)
Payment of contingent consideration	(52)	—	—
Payments of financing costs	(27)	(22)	(2)
Proceeds from the exercise of common stock options	1	2	6
Common stock repurchased	(789)	(613)	(115)
Cash received (paid) in connection with the 4 percent Convertible Senior Notes and related hedge, net	3	42	(24)
Excess tax benefits from share-based payment arrangements	5	—	—
Net cash (used in) provided by financing activities	(775)	196	(295)
Effect of foreign exchange rates	(29)	(14)	(10)
Net increase (decrease) in cash and cash equivalents	21	(17)	69
Cash and cash equivalents at beginning of year	158	175	106
Cash and cash equivalents at end of year	$179	$158	$175
Supplemental disclosure of cash flow information:
Cash paid for interest, including subordinated convertible debentures	$447	$457	$461
Cash paid for income taxes, net	60	100	48
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
The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity. Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation (see note 2 to our consolidated financial statements for a summary of accounting standards adopted in 2015 that resulted in changes to our previously reported financial statements).

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2015 consist of direct obligations of financial institutions rated A or better.
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
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $30, $39 and $44 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $628, $604 and $563 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Purchase Price Allocation
We have made a number of acquisitions in the past (including the National Pump acquisition discussed in note 3 to our consolidated financial statements) and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2015, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 51 percent.

In April 2014, we completed the acquisition of National Pump. Most of the assets in the Pump Solutions reporting unit were acquired in the National Pump acquisition. Based on the October 1, 2015 test, the Pump Solutions reporting unit’s estimated fair value exceeded its carrying amount by 3.3 percent. In light of continuing pressures on the Pump Solutions reporting unit related primarily to upstream oil and gas customers, we continued to monitor the Pump Solutions reporting unit for impairment through the end of 2015, and performed another impairment test as of November 30, 2015. As of the November 30, 2015 testing date, the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount by 1 percent. No additional impairment indicators were noted as of December 31, 2015. As of December 31, 2015, there was $311 of goodwill in the Pump Solutions reporting unit.
Given the narrow margin by which the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount, we also performed a sensitivity analysis related to the discount rate and long-term growth rate used in the November 30, 2015 test. Specifically, we performed the sensitivity analysis by: (i) increasing the discount rate by 50 basis points and (ii) reducing the long-term growth rate by 25 basis points. The Pump Solutions reporting unit failed step one of the goodwill impairment test under the sensitivity test, and would have required step two testing to determine potential goodwill impairment.
The November 30, 2015 impairment test assumed earnings growth for the Pump Solutions reporting unit over the next three years. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the Pump Solutions reporting unit could fail step one of the goodwill impairment test in a future period. We will continue to monitor the Pump Solutions reporting unit for impairment.
Restructuring Charges
Costs associated with exit or disposal activities, including lease termination costs and certain employee severance costs associated with restructuring, branch closings or other activities, are recognized at fair value when they are incurred.
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
Revenue Recognition
Our rental contract periods are hourly, daily, weekly or monthly and we recognize revenues from renting equipment on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $32 and $36 as of December 31, 2015 and 2014, respectively.
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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. Advertising expense, net of qualified advertising reimbursements, was $0 for each of the years ended December 31, 2015, 2014 and 2013.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $17, $16 and $15 for the years ended December 31, 2015, 2014 and 2013, respectively.
Insurance
We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence. Losses within the deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The Company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one significant loss.
Income Taxes
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realized in future periods. The most significant positive evidence that we consider in the recognition of deferred tax assets is the expected reversal of cumulative deferred tax liabilities resulting from book versus tax depreciation of our rental equipment fleet that is well in excess of the deferred tax assets.
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
Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2015, 2014, and 2013. Our customer with the largest receivable balance represented approximately one percent of total receivables at December 31, 2015 and 2014. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
Guidance Adopted in the Fourth Quarter of 2015
Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We early adopted this guidance retrospectively during the fourth quarter of 2015. As a result of adopting this guidance, total assets and total liabilities as of December 31, 2014 decreased as discussed below.
Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that deferred tax liabilities and assets be classified as non-current in the balance sheet. We early adopted this guidance retrospectively during the fourth quarter of 2015. As a result of adopting this guidance, total assets and total liabilities as of December 31, 2014 decreased as discussed below.
The impact of adopting the above guidance as of December 31, 2014 was as follows:

	Deferred tax current assets	Total current assets	Other long-term assets	Total assets	Long-term debt	Deferred tax long-term liabilities	Total liabilities	Total liabilities and stockholders' equity
Previously reported	$248	$1,546	$97	$12,467	$7,434	$1,692	$10,669	$12,467
Simplifying the Presentation of Debt Issuance Costs	—	—	(90)	(90)	(90)	—	(90)	(90)
Balance Sheet Classification of Deferred Taxes	(248)	(248)	—	(248)	—	(248)	(248)	(248)
Current presentation	$—	$1,298	$7	$12,129	$7,344	$1,444	$10,331	$12,129

3.    Acquisitions
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
(2) Reflects the acquisition date fair value of the contingent consideration that was paid in June 2015 as discussed in note 11 to our consolidated financial statements.
(3) Total purchase consideration excludes $15 of stock which was issued in connection with the acquisition and was treated as compensation for book purposes but primarily represents deductible goodwill for income tax purposes.
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
(3) $321 of the goodwill was assigned to our trench, power and pump segment and $12 of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the merger is primarily reflective of National Pump's going-concern value, the value of National Pump's assembled workforce, new customer relationships expected to arise from the merger, and operational synergies that we expect to achieve that would not be available to other market participants. $325 of goodwill is expected to be deductible for income tax purposes. The amount of goodwill that is expected to be deductible for income tax purposes declined during the year ended December 31, 2015 due to a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 11 to our consolidated financial statements.
The year ended December 31, 2015 includes a National Pump acquisition-related cost reduction of $26. The cost reduction reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets, as discussed in note 11 to our consolidated financial statements. The year ended December 31, 2014 includes National Pump acquisition-related costs of $10. The acquisition-related costs are reflected in our consolidated statements of income as “Merger related costs” which also include costs associated with the acquisition of RSC Holdings Inc. (“RSC”). The merger related costs primarily relate to financial and legal advisory fees, and also include changes subsequent to the acquisition date to the fair value of the contingent cash consideration component of the National Pump purchase price as discussed in note 11 to our consolidated financial statements. We do not expect to incur significant additional charges in connection with the merger subsequent to December 31, 2015. In addition to the acquisition-related costs reflected in our consolidated statements of income, we capitalized $22 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our consolidated balance sheets.
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
(3) In connection with the National Pump acquisition, URNA issued $525 principal amount of 6 1/8 percent Senior Notes (as an add on to our existing 6 1/8 percent Senior Notes) and $850 principal amount of 5 3/4 percent Senior Notes, and all our outstanding 9 1/4 percent Senior Notes were redeemed. Interest expense was adjusted to reflect these changes in our debt portfolio. For the pro forma presentation, the $64 loss recognized upon redemption of the 9 1/4 percent Senior Notes was moved from the year ended December 31, 2014 to the year ended December 31, 2013.
(4) Interest on National Pump historic debt was eliminated.
(5) Merger related costs, primarily comprised of financial and legal advisory fees, associated with the National Pump acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
For the years ended December 31, 2015 and 2014, National Pump revenue and pretax (loss) income included in our consolidated financial statements were as follows:

	Year Ended December 31,
	2015	2014
Revenue	$225	$215
Pretax (loss) income (1)	(6)	42

(1) Pretax (loss) income excludes merger related costs which are not allocated to our segments. Pretax loss for the year ended December 31, 2015 reflects volume and pricing pressure associated with upstream oil and gas customers, and the amortization of the intangible assets acquired in the National Pump acquisition.
In addition to the acquisitions of National Pump, in May 2014, we completed the acquisition of Blue Stream, an equipment rental company with four locations in Louisiana and Texas. Blue Stream had annual rental revenues of approximately $20. Additionally, in September 2015, we completed the acquisition of DDR Propane and Equipment Rental ("DDR"), an equipment rental company with two locations in Alberta, Canada. DDR had annual revenues of approximately $20.

4.    Segment Information
Our two reportable segments are i) general rentals and ii) trench, power and pump. The general rentals segment includes the rental of i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, ii) aerial work platforms, such as boom lifts and scissor lifts and iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—and operates throughout the United States and Canada. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure. In 2015, we reorganized certain of our regions to arrive at the current general rentals' region structure.
The trench, power and pump segment includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment and iii) pumps primarily used by energy and petrochemical customers. The trench, power and pump segment is comprised of the following regions, each of which primarily rents the corresponding equipment type described above: (i) the Trench Safety region, (ii) the Power and HVAC region, and (iii) the Pump Solutions region. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Primarily rented by our general rentals segment:
General construction and industrial equipment	43%	43%	44%
Aerial work platforms	32%	33%	36%
General tools and light equipment	10%	10%	9%
Primarily rented by our trench, power and pump segment:
Power and HVAC equipment	6%	6%	6%
Trench safety equipment	5%	5%	5%
Pumps	4%	3%	*

 * There was no material equipment rental revenue associated with pumps prior to the April 2014 acquisition of National Pump discussed in note 3 to our consolidated financial statements.
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
The following table sets forth financial information by segment as of and for the years ended December 31, 2015, 2014 and 2013:

	General rentals	Trench, power and pump	Total
2015
Equipment rentals	$4,241	$708	$4,949
Sales of rental equipment	504	34	538
Sales of new equipment	137	20	157
Contractor supplies sales	67	12	79
Service and other revenues	83	11	94
Total revenue	5,032	785	5,817
Depreciation and amortization expense	1,071	173	1,244
Equipment rentals gross profit	1,819	328	2,147
Capital expenditures	1,439	197	1,636
Total assets	$10,561	$1,522	$12,083
2014
Equipment rentals	$4,222	$597	$4,819
Sales of rental equipment	519	25	544
Sales of new equipment	113	36	149
Contractor supplies sales	73	12	85
Service and other revenues	75	13	88
Total revenue	5,002	683	5,685
Depreciation and amortization expense	1,060	134	1,194
Equipment rentals gross profit	1,790	302	2,092
Capital expenditures	1,594	227	1,821
Total assets (1)	$10,597	$1,532	$12,129
2013
Equipment rentals	$3,869	$327	$4,196
Sales of rental equipment	474	16	490
Sales of new equipment	97	7	104
Contractor supplies sales	79	8	87
Service and other revenues	72	6	78
Total revenue	4,591	364	4,955
Depreciation and amortization expense	1,038	60	1,098
Equipment rentals gross profit	1,557	153	1,710
Capital expenditures	1,556	128	1,684
Total assets	$10,322	$554	$10,876
(1)The increase in the trench safety, power and HVAC, and pump solutions assets in 2014 primarily reflects the impact of the National Pump acquisition discussed in note 3 to the consolidated financial statements.

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
Total equipment rentals gross profit	$2,147	$2,092	$1,710
Gross profit from other lines of business	333	340	277
Selling, general and administrative expenses	(714)	(758)	(642)
Merger related costs	26	(11)	(9)
Restructuring charge	(6)	1	(12)
Non-rental depreciation and amortization	(268)	(273)	(246)
Interest expense, net	(567)	(555)	(475)
Interest expense- subordinated convertible debentures	—	—	(3)
Other income, net	12	14	5
Income before provision for income taxes	$963	$850	$605

We operate in the United States and Canada. The following table presents geographic area information for the years ended December 31, 2015, 2014 and 2013, except for balance sheet information, which is presented as of December 31, 2015 and 2014:

	Domestic	Foreign (Canada)	Total
2015
Equipment rentals	$4,452	$497	$4,949
Sales of rental equipment	480	58	538
Sales of new equipment	137	20	157
Contractor supplies sales	69	10	79
Service and other revenues	80	14	94
Total revenue	5,218	599	5,817
Rental equipment, net	5,657	529	6,186
Property and equipment, net	399	46	445
Goodwill and other intangibles, net	$3,838	$310	$4,148
2014
Equipment rentals	$4,217	$602	$4,819
Sales of rental equipment	478	66	544
Sales of new equipment	124	25	149
Contractor supplies sales	70	15	85
Service and other revenues	73	15	88
Total revenue	4,962	723	5,685
Rental equipment, net	5,399	609	6,008
Property and equipment, net	395	43	438
Goodwill and other intangibles, net	$4,014	$364	$4,378
2013
Equipment rentals	$3,612	$584	$4,196
Sales of rental equipment	438	52	490
Sales of new equipment	82	22	104
Contractor supplies sales	70	17	87
Service and other revenues	62	16	78
Total revenue	$4,264	$691	$4,955

5.    Restructuring Charges
Closed Restructuring Programs

We have two closed restructuring programs. The first was initiated in 2008 in recognition of a challenging economic environment and closed in 2011. The second closed restructuring program was initiated following the April 30, 2012 acquisition of RSC, and was completed in 2013. The restructuring charges under the closed restructuring programs for the years ended December 31, 2015, 2014 and 2013 include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.
The table below provides certain information concerning our restructuring charges under the closed restructuring programs:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2013:
Branch closure charges	$52	$10	$(29)	$33
Severance costs	9	2	(9)	2
Total	$61	$12	$(38)	$35
Year ended December 31, 2014:
Branch closure charges	$33	$(1)	$(12)	$20
Severance costs	2	—	(2)	—
Total	$35	$(1)	$(14)	$20
Year ended December 31, 2015:
Branch closure charges	$20	$2	$(9)	$13
Severance costs	—	—	—	—
Total	$20	$2	$(9)	$13

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
 Between January 1, 2008 and December 31, 2015, we incurred total restructuring charges under the closed restructuring programs of $216, comprised of $150 of branch closure charges and $66 of severance costs.
2015-2016 Cost Savings Restructuring Program
In the fourth quarter of 2015, we initiated a restructuring program in response to recent challenges in our operating environment. In particular, during 2015, we experienced volume and pricing pressure in our general rental business and our Pump Solutions region associated with upstream oil and gas customers. Additionally, our Lean initiatives have not fully generated the anticipated cost savings due to lower than expected growth. Though we expect solid industry growth in 2016, the restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. We expect to complete the restructuring program in 2016. We recognized $4 of costs for this program in the fourth quarter of 2015, and expect to recognize most of the costs associated with the program in 2016. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken.
The table below provides certain information concerning our restructuring charges under the current restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2015:
Branch closure charges	$—	$—	$—	$—
Severance costs	—	4	(1)	3
Total	$—	$4	$(1)	$3

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.

6.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2015	2014
Rental equipment	$9,022	$8,527
Less accumulated depreciation	(2,836)	(2,519)
Rental equipment, net	$6,186	$6,008

7.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2015	2014
Land	$98	$97
Buildings	226	223
Non-rental vehicles	86	75
Machinery and equipment	78	68
Furniture and fixtures	171	152
Leasehold improvements	212	200
	871	815
Less accumulated depreciation and amortization	(426)	(377)
Property and equipment, net	$445	$438

8.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2015:

	General rentals	Trench, power and pump	Total
Balance at January 1, 2013 (1)	$2,828	$142	$2,970
Foreign currency translation and other adjustments	(16)	(1)	(17)
Balance at December 31, 2013 (1)	2,812	141	2,953
Goodwill related to acquisitions (2)	12	330	342
Foreign currency translation and other adjustments	(20)	(3)	(23)
Balance at December 31, 2014 (1)	2,804	468	3,272
Goodwill related to acquisitions (2)	16	—	16
Foreign currency translation and other adjustments	(34)	(11)	(45)
Balance at December 31, 2015 (1)	$2,786	$457	$3,243

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)
Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition.

Other intangible assets were comprised of the following at December 31, 2015 and 2014:

	December 31, 2015
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	31 months	$69	$44	$25
Customer relationships	11 years	$1,453	$583	$870
Trade names and associated trademarks	16 months	$80	$70	$10

	December 31, 2014
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	40 months	$70	$31	$39
Customer relationships	12 years	$1,496	$451	$1,045
Trade names and associated trademarks	28 months	$80	$58	$22

Amortization expense for other intangible assets was $193, $204 and $178 for the years ended December 31, 2015, 2014 and 2013, respectively. The increase for the year ended December 31, 2014 primarily reflects the National Pump acquisition discussed in note 3 to our consolidated financial statements.
As of December 31, 2015, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2016	$173
2017	144
2018	124
2019	110
2020	94
Thereafter	260
Total	$905

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2015	2014
Self-insurance accruals	$43	$42
Accrued compensation and benefit costs	41	97
Property and income taxes payable	22	35
Restructuring reserves (1)	16	20
Interest payable	91	102
Deferred revenue (2)	38	39
National accounts accrual	39	38
Due to seller	4	129
Other (3)	61	73
Accrued expenses and other liabilities	$355	$575
_________________

(1)	Relates to branch closure charges and severance costs. See note 5 for additional detail.

(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 (“Revenue Recognition”) for additional detail.

(3)	Other includes multiple items, none of which are individually significant.

Other long-term liabilities consist of the following:

	December 31,
	2015	2014
Self-insurance accruals	$47	$50
Due to seller	—	8
Accrued compensation and benefit costs	7	7
Other long-term liabilities	$54	$65

10.    Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the year ended December 31, 2015, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At December 31, 2015, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the year ended December 31, 2015, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At December 31, 2015, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2015, represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at December 31, 2015 were designated and qualify as cash flow hedges and the effective portion of the unrealized gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our consolidated statements of income during the current period. As of December 31, 2015, we had outstanding fixed price swap contracts covering 10.3 million gallons of diesel which will be purchased throughout 2016 and 2017.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2015, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value occurred. During the year ended December 31, 2015, forward contracts were used to purchase $221 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the year ended December 31, 2015. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of December 31, 2015 and 2014, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the years ended December 31, 2015, 2014 and 2013 associated with the forward contracts to purchase Canadian dollars. Operating cash flows in our consolidated statement of cash flows for the years ended December 31, 2015, 2014 and 2013 include $35, $41 and $38, respectively, associated with the fixed price diesel swaps, comprised of 1) the cost to purchase 10.6 million, 10.5 million and 9.7 million hedged gallons of diesel during the years ended December 31, 2015, 2014 and 2013, respectively, and 2) cash paid to or received from the counterparties to the fixed price swaps.
The effect of our derivative instruments on our consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Year ended December 31, 2015:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(7)	(29)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(5)	5
Year ended December 31, 2014:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(40)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(7)	7
Year ended December 31, 2013:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(38)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(3)	3
 * Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 10.6 million, 10.5 million and 9.7 million gallons of diesel covered by the fixed price swaps during the years ended December 31, 2015, 2014 and 2013, respectively.

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
Assets and Liabilities Measured at Fair Value
Our fixed price diesel swap contracts are Level 2 derivatives measured at fair value on a recurring basis. As of December 31, 2015 and 2014, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our consolidated balance sheets, reflecting the fair values of the fixed price swap contracts. As discussed in note 10 to the consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of December 31, 2015, we have fixed price swap contracts covering 10.3 million gallons of diesel which we will buy throughout 2016 and 2017 at the average contract price of $2.93 per gallon, while the average forward price for the hedged gallons was $2.35 per gallon as of December 31, 2015.
The fair value of the contingent cash consideration component of the National Pump purchase price discussed in note 3 to our consolidated financial statements was $0 as of December 31, 2015 and $78 as of December 31, 2014. In June 2015, we paid the contingent consideration and were relieved of further liabilities associated therewith. The contingent consideration was recorded in accrued expenses and other liabilities in our condensed consolidated balance sheets, and was a Level 3 liability that was measured at fair value on a recurring basis. Fair value was determined using a probability weighted discounted cash flow methodology. Key inputs to the valuation included: (i) discrete scenarios of potential payouts; (ii) probability weightings assigned to each of the scenarios; and (iii) a rate of return with which to discount the probability weighted payouts to present value. Changes to the fair value of the contingent cash consideration are reflected in our consolidated statements of income as “Merger related costs” which included a $26 fair value reduction for the year ended December 31, 2015. In June 2015, we paid the liability remaining after recognizing the decline in fair value, and were relieved of further liabilities associated therewith. The decline in the fair value of the contingent cash consideration primarily related to lower than expected financial performance compared to agreed upon financial targets.
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”) and accounts receivable securitization facility approximate their book values as of December 31, 2015 and 2014. The estimated fair values of our other financial instruments at December 31, 2015 and 2014 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$5,916	$6,030	$5,984	$6,390
Level 2:
4 percent Convertible Senior Notes (1)	—	—	32	33
Level 3:
Capital leases (2)	96	95	105	104

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. The 4 percent Convertible Senior Notes matured in 2015. To exclude the equity component and calculate the fair value as of December 31, 2014, we used an effective interest rate of 7.3 percent.

(2)	The fair value of capital leases reflects the present value of the leases using a 7.0 percent interest rate.

12.    Debt
Debt consists of the following:

	December 31,
	2015	2014
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$571	$548
$2.5 billion ABL Facility (1)	1,579	1,293
5 3/4 percent Senior Secured Notes (2)	—	741
8 3/8 percent Senior Subordinated Notes (2)	—	740
7 3/8 percent Senior Notes	740	738
8 1/4 percent Senior Notes (2)	315	687
7 5/8 percent Senior Notes	1,306	1,303
6 1/8 percent Senior Notes	937	938
4 5/8 percent Senior Secured Notes (3)	989	—
5 3/4 percent Senior Notes	838	837
5 1/2 percent Senior Notes (3)	791	—
Capital leases	96	105
Total URNA and subsidiaries debt	8,162	7,930
Holdings:
4 percent Convertible Senior Notes (4)	—	32
Total debt (5)	8,162	7,962
Less short-term portion	(607)	(618)
Total long-term debt	$7,555	$7,344

(1)
$873 and $48 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2015. The ABL facility availability is reflected net of $37 of letters of credit. At December 31, 2015, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 2.3 percent and 1.1 percent, respectively.

(2)
In 2015, we redeemed all of our 5 3/4 percent Senior Secured Notes and 8 3/8 percent Senior Subordinated Notes, and $350 principal amount of our 8 1/4 percent Senior Notes. Upon redemption, we recognized an aggregate loss of $121 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(3)	In 2015, URNA issued $1.0 billion principal amount of 4 5/8 percent Senior Secured Notes and $800 principal amount of 5 1/2 percent Senior Notes. See below for additional detail.

(4)
The 4 percent Convertible Senior Notes matured in 2015. During the year ended December 31, 2015, $34 principal amount of the 4 percent Convertible Senior Notes was redeemed. We recognized a loss of approximately $1 in interest expense, net upon redemption. The loss represented the difference between the net carrying amount and the fair value of the debt component of the notes.

(5)
In 2015, we adopted accounting guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Total debt as of December 31, 2015 and 2014 is presented above in accordance with this new guidance. Under the new presentation, total debt as of December 31, 2014 as presented above decreased by $90 from the previously reported total debt.

Short-term debt
As of December 31, 2015, our short-term debt primarily reflects $571 of borrowings under our accounts receivable securitization facility. As discussed below, in 2015, we amended and extended our accounts receivable securitization facility. During the year ended December 31, 2015, the monthly average amount outstanding under the accounts receivable securitization facility, including both prior to and after the amendment and extension of the facility, was $516 and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the year ended December 31, 2015, including both prior to and after the amendment and extension of the facility, was $608.
Accounts Receivable Securitization Facility. In September 2015, we amended and extended our accounts receivable securitization facility. The amended facility expires on August 30, 2016, has a facility size of $625, and may be extended on a

364-day basis by mutual agreement of the Company and the lenders under the facility. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2015, there were $620 of receivables, net of applicable reserves, in the collateral pool;

•	the receivables in the collateral pool are the lenders’ only source of repayment;

•
upon early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and

•
standard termination events including, without limitation, a change of control of Holdings, URNA or certain of its subsidiaries, a failure to make payments, a failure to comply with standard default, delinquency, dilution and days sales outstanding covenants, or breach of the fixed charge coverage ratio covenant under the ABL facility (if applicable).

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and in March 2015, the ABL facility was again amended and extended, with the size of the facility increased to $2.5 billion.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before March 2020. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers' Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. As discussed below (see “Loan Covenants and Compliance”), the only material financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2015, availability under the ABL facility has exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
As of December 31, 2015, the ABL facility was our only long-term variable rate debt instrument. During the year ended December 31, 2015, the monthly average amount outstanding under the ABL facility, including both prior to and after the amendment and extension of the facility, was $1.5 billion and the weighted-average interest rate thereon was 1.9 percent. The maximum month-end amount outstanding under the ABL facility during the year ended December 31, 2015, including both prior to and after the amendment and extension of the facility, was $1.8 billion.
7 3/8 percent Senior Notes. In March 2012, a special purpose entity formed for the purpose of issuing the notes and subsequently merged into URNA ("Funding SPV") issued $750 aggregate principal amount of 7 3/8 percent Senior Notes (the “7 3/8 percent Notes”), which are due May 15, 2020. The net proceeds from the sale of the 7 3/8 percent Notes were approximately $732 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 3/8 percent Notes. The 7 3/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 3/8 percent Notes may be redeemed on or after May 15, 2016, at specified redemption prices that range from 103.688 percent in 2016, to 100 percent in 2018 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 7 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
8 1/4 percent Senior Notes. In January 2011, RSC issued $650 aggregate principal amount of 8 1/4 percent Senior Notes (the “8 1/4 percent Notes”), which are due February 1, 2021. Upon consummation of the RSC merger, URNA assumed the 8 1/4 percent Notes. In 2015, we redeemed $350 principal amount of the 8 1/4 percent Notes. The 8 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 8 1/4 percent Notes may be redeemed on or after February 1, 2016 at specified redemption prices that range from 104.125 percent in 2016 to 100 percent in 2019 and thereafter. The indenture governing the 8 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (i) incur additional debt; (ii) pay dividends or distributions on their capital stock or repurchase their capital stock; (iii) make certain investments; (iv) create liens on their assets to secure debt; (v) enter into transactions with affiliates; (vi) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents; (vii) merge or consolidate with another company and (viii) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 8 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2015 carrying value of the 8 1/4 percent Notes and the $300 principal amount relates to the $15 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 8 1/4 percent Notes is 7.0 percent.
7 5/8 percent Senior Notes. In March 2012, Funding SPV issued $1.325 billion aggregate principal amount of 7 5/8 percent Senior Notes (the “7 5/8 percent Notes”), which are due April 15, 2022. The net proceeds from the sale of the 7 5/8 percent Notes were approximately $1.295 billion (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 5/8 percent Notes. The 7 5/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 5/8 percent Notes may be redeemed on or after April 15, 2017, at specified redemption prices that range from 103.813 percent in 2017, to 100 percent in 2020 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 7 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
6 1/8 percent Senior Notes. In October 2012, URNA issued $400 aggregate principal amount of 6 1/8 percent Senior Notes (the “6 1/8 percent Notes”), which are due June 15, 2023. In March 2014, URNA issued $525 principal amount of 6 1/8 percent Notes as an add on to the existing 6 1/8 percent Notes. The notes issued in March 2014 have identical terms, and are fungible, with the existing 6 1/8 percent Notes. The net proceeds from the issuances of the 6 1/8 percent Notes were $939 (after deducting offering expenses). The 6 1/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 6 1/8 percent Notes may be redeemed by URNA on or after December 15, 2017, at specified redemption prices that range from 103.063 percent in 2017 to 100 percent in 2020 and thereafter. The indenture governing the 6 1/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) preferred stock of certain subsidiaries; (vi) transactions with affiliates; (vii) dividends and other payments; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of our assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 6 1/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The carrying value of the 6 1/8 percent Notes includes the $23 unamortized portion of the original issue premium recognized in conjunction with the March 2014 issuance, which is being amortized through the maturity date in 2023. The effective interest rate on the 6 1/8 percent Senior Notes is 5.7 percent.

4 5/8 percent Senior Secured Notes. In March 2015, URNA issued $1.0 billion aggregate principal amount of 4 5/8 percent Senior Secured Notes (the “4 5/8 percent Notes”), which are due July 15, 2023. The net proceeds from issuance were approximately $990 (after deducting offering expenses). The 4 5/8 percent Notes are guaranteed by Holdings and certain domestic subsidiaries of URNA and are secured on a second-priority basis by liens on substantially all of URNA’s and the guarantors’ assets that secure the ABL facility, subject to certain exceptions. The 4 5/8 percent Notes may be redeemed on or after July 15, 2018, at specified redemption prices that range from 103.469 percent in 2018, to 100 percent in 2021 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 4 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
5 3/4 percent Senior Notes. In March 2014, URNA issued $850 aggregate principal amount of 5 3/4 percent Senior Notes (the “5 3/4 percent Notes”), which are due November 15, 2024. The net proceeds from the issuance were $837 (after deducting offering expenses). The 5 3/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after May 15, 2019, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on May 15, 2019, to 100 percent in the 12-month period commencing on May 15, 2022 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
5 1/2 percent Senior Notes. In March 2015, URNA issued $800 aggregate principal amount of 5 1/2 percent Senior Notes (the “5 1/2 percent Notes”), which are due July 15, 2025. The net proceeds from the issuance were approximately $792 (after deducting offering expenses). The 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 1/2 percent Notes may be redeemed on or after July 15, 2020, at specified redemption prices that range from 102.75 percent in 2020, to 100 percent in 2023 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2015, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2015, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Maturities
Maturities of the Company’s debt (exclusive of any unamortized original issue discounts or premiums, and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2015 are as follows:

2016	$607
2017	24
2018	17
2019	9
2020	2,343
Thereafter	5,206
Total	$8,206

13.    Income Taxes
The components of the provision for income taxes for each of the three years in the period ended December 31, 2015 are as follows:

	Year ended December 31,
	2015	2014	2013
Current
Federal	$13	$2	$10
Foreign	15	42	39
State and local	14	5	2
	42	49	51
Deferred
Federal	300	240	149
Foreign	5	2	4
State and local	31	19	14
	336	261	167
Total	$378	$310	$218

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to the income before provision for income taxes for each of the three years in the period ended December 31, 2015 is as follows:

	Year ended December 31,
	2015	2014	2013
Computed tax at statutory tax rate	$337	$297	$212
State income taxes, net of federal tax benefit	41	22	15
Non-deductible expenses and other	8	8	8
Foreign taxes	(8)	(17)	(17)
Total	$378	$310	$218

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2015	December 31, 2014
Reserves and allowances	$112	$107
Intangibles	—	1
Debt cancellation and other	48	58
Net operating loss and credit carryforwards	73	237
Total deferred tax assets	233	403
Property and equipment	(1,714)	(1,535)
Intangibles	(272)	(312)
Valuation allowance	(12)	—
Total deferred tax liability	(1,998)	(1,847)
Total deferred income tax liability (1)	$(1,765)	$(1,444)
 (1)    In 2015, we adopted guidance that requires that deferred tax liabilities and assets be classified as non-current in the balance sheet. The total deferred income tax liability as of December 31, 2015 and 2014 is presented above in accordance with this new guidance. See note 2 to our consolidated financial statements for additional detail.

The following table summarizes the activity related to unrecognized tax benefits, some of which would impact our effective tax rate if recognized:

	2015	2014
Balance at January 1	$7	$7
Additions for tax positions of prior years	1	—
Reductions for tax positions of prior years	(1)	—
Settlements	(4)	—
Balance at December 31	$3	$7

We include interest accrued on the underpayment of income taxes in interest expense, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Interest expense of less than $1 related to income tax was reflected in our consolidated statements of income for each of the years ended December 31, 2015, 2014 and 2013.
We file income tax returns in the United States and in Canada. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2010. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2010. Canadian authorities have concluded income tax audits for periods through 2010. Included in the balance of unrecognized tax benefits at December 31, 2015 are certain tax positions associated with Canadian transfer pricing. The Company has submitted a request to Canadian Competent Authority for an Advanced Pricing Arrangement ("APA") associated with our intercompany transactions. It is reasonably possible that the APA request will be concluded within the next 12 months, and that the conclusion of the request will result in a settlement of reported unrecognized tax benefits for those tax positions during the next 12 months. However, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $70, $168 and $153 for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, unremitted earnings of foreign subsidiaries were approximately $651. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. If we changed our reinvestment policy and decided to remit earnings as a dividend, a deferred tax liability would arise. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.
We have net operating loss carryforwards (“NOLs”) of $667 for state income tax purposes that expire from 2016 through 2035. We have recorded valuation allowances against this deferred asset of $12 and less than $1 as of December 31, 2015 and 2014, respectively. The increase in 2015 primarily reflects the enactment of Connecticut state limitations on net operating loss utilization. We have no NOLs recorded for federal income tax purposes. We have a federal alternative minimum tax (“AMT”) credit carryforward of $39. We have not recorded a valuation allowance against the AMT credit carryforward because it is deemed more likely than not that such benefits will be realized in the future. There were no new NOLs for federal income tax purposes recognized in 2015. In 2015, the Company utilized $463 of existing NOLs to offset tax liabilities.

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
Operating Leases
We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2015:

	Real Estate Leases	Non-Rental Equipment Leases
2016	$100	$38
2017	82	36
2018	63	29
2019	45	23
2020	26	23
Thereafter	44	—
Total	$360	$149
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
Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $139, $131 and $135 for the years ended December 31, 2015, 2014 and 2013, respectively.
Capital Leases
Capital lease obligations consist primarily of vehicle and building leases with periods expiring at various dates through 2028. Capital lease obligations were $96 and $105 at December 31, 2015 and 2014, respectively. The following table presents capital lease financial statement information for the years ended December 31, 2015, 2014 and 2013, except for balance sheet information, which is presented as of December 31, 2015 and 2014:

	2015	2014	2013
Depreciation of rental equipment	$20	$20	$22
Non-rental depreciation and amortization	3	4	5
Rental equipment	186	177
Less accumulated depreciation	(56)	(45)
Rental equipment, net	130	132
Property and equipment, net:
Non-rental vehicles	8	13
Buildings	21	20
Less accumulated depreciation and amortization	(16)	(15)
Property and equipment, net	$13	$18

Future minimum lease payments for capital leases for each of the next five years and thereafter at December 31, 2015 are as follows:

2016	$38
2017	27
2018	19
2019	10
2020	4
Thereafter	9
Total	107
Less amount representing interest (1)	(11)
Capital lease obligations	$96

(1)	The weighted average interest rate on our capital lease obligations as of December 31, 2015 was approximately 5.9 percent.
Employee Benefit Plans
We currently sponsor a defined contribution 401(k) retirement plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $22, $19 and $17 in the years ended December 31, 2015, 2014 and 2013, respectively.
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

15.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2015 and 2014, there were (i) 0.6 million and 0.7 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, and (ii) 0.0 million and 3.8 million shares of common stock reserved for the conversion of 4 percent Convertible Notes, respectively. The 4 percent Convertible Senior Notes matured in 2015.
As of December 31, 2015, there were an aggregate of 0.7 million outstanding time and performance-based RSUs and 5.5 million shares available for grant of stock and options under our 2010 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,288	$13.69
Granted	74	53.78
Exercised	(484)	12.22
Canceled	(3)	23.63
Outstanding at December 31, 2013	875	17.85
Granted	—	—
Exercised	(213)	11.21
Canceled	(10)	19.98
Outstanding at December 31, 2014	652	19.99
Granted	—	—
Exercised	(87)	13.54
Canceled	(4)	20.29
Outstanding at December 31, 2015	561	20.99
Exercisable at December 31, 2013	684	$11.67
Exercisable at December 31, 2014	564	$16.18
Exercisable at December 31, 2015	537	$19.49

As of December 31, 2015 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$0.01-5.00	100	3.2	$3.38	100	$3.38
5.01-10.00	189	4.2	8.32	189	8.32
10.01-15.00	14	3.1	14.45	14	14.45
15.01-20.00	20	3.7	15.58	20	15.58
25.01-30.00	51	3.5	25.85	51	25.85
30.01-35.00	62	5.2	31.49	62	31.49
40.01-45.00	51	6.1	41.25	51	41.25
50.01-55.00	74	7.2	53.78	50	53.78
	561		$20.99	537	$19.49
The following table presents information associated with options as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Intrinsic value of options outstanding as of December 31	$29	$53
Intrinsic value of options exercisable as of December 31	28	48
Intrinsic value of options exercised	7	17	21
Weighted-average grant date fair value per option	$—	$—	$24.56
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest over the performance period which is currently the calendar year. There were 597 thousand shares of common stock issued upon vesting of RSUs during 2015, net of 351 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2015	2014	2013
RSUs granted	463	805	894
Weighted-average grant date price per unit	$86.84	$92.28	$57.50

As of December 31, 2015, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $26. The weighted-average period over which this compensation cost is expected to be recognized is 1.6 years.

We issued $15 of restricted stock in connection with the National Pump acquisition discussed in note 3 to our consolidated financial statements. We are recording stock compensation expense associated with these grants over the restriction period which is generally three years. We recorded $5 and $4 of expense related to these grants in the years ended December 31, 2015 and 2014, respectively.
A summary of RSU activity for the year ended December 31, 2015 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	702	$68.11
Granted	463	86.84
Vested	(599)	68.75
Forfeited	(36)	94.30
Nonvested as of December 31, 2015	530	$81.94

The total fair value of RSUs vested during the fiscal years ended December 31, 2015, 2014 and 2013 was $84, $54, and $53, respectively.

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms on September 27, 2011. Our board of directors elected not to renew or extend the plan.

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2015 (1):
Total revenues	$1,315	$1,429	$1,550	$1,523	$5,817
Gross profit	524	618	690	648	2,480
Operating income	300	375	446	397	1,518
Net income	115	86	215	169	585
Earnings per share—basic	1.19	0.89	2.28	1.82	6.14
Earnings per share—diluted (3)	1.16	0.88	2.25	1.81	6.07
For the year ended December 31, 2014 (2):
Total revenues	$1,178	$1,399	$1,544	$1,564	$5,685
Gross profit	448	589	688	707	2,432
Operating income	218	325	422	426	1,391
Net income	60	94	192	194	540
Earnings per share—basic	0.63	0.98	1.95	1.96	5.54
Earnings per share—diluted (3)	0.56	0.90	1.84	1.88	5.15

(1)
The fourth quarter of 2015 includes a decrease in stock compensation, net of $14 as compared to the fourth quarter of 2014 primarily due to lower than expected revenue and profitability. Additionally, as discussed in note 5 to our consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program in response to recent challenges in our operating environment. Though we expect solid industry growth in 2016, the restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. We expect to complete the restructuring program in 2016, and recognized $4 of costs for the program in the fourth quarter of 2015. Additionally, during the fourth quarter of 2015, we reached agreement on a settlement that will provide us with a $5 refund on previously paid property taxes. We recognized a reduction of $5 in cost of equipment rentals, excluding depreciation, associated with the settlement during the fourth quarter of 2015. Additionally, our provision for income taxes for the fourth quarter of 2015 includes the impact of a $5 increase in valuation allowances resulting from the enactment of Connecticut state limitations on net operating loss utilization.

(2)
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

(3)	Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2015:
Merger related costs (4)	$0.17	$—	$—	$—	$0.17
Merger related intangible asset amortization (5)	(0.32)	(0.27)	(0.28)	(0.28)	(1.15)
Impact on depreciation related to acquired RSC fleet and property and equipment (6)	0.01	—	—	—	0.02
Impact of the fair value mark-up of acquired RSC fleet (7)	(0.04)	(0.04)	(0.04)	(0.07)	(0.19)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (8)	0.01	—	—	—	0.02
Restructuring charge (9)	—	—	—	(0.03)	(0.04)
Loss on extinguishment of debt securities and amendment of ABL facility	(0.01)	(0.76)	—	—	(0.78)
For the year ended December 31, 2014:
Merger related costs (4)	$(0.01)	$(0.05)	$(0.02)	$0.02	$(0.06)
Merger related intangible asset amortization (5)	(0.22)	(0.29)	(0.29)	(0.30)	(1.10)
Impact on depreciation related to acquired RSC fleet and property and equipment (6)	—	0.01	0.01	0.01	0.03
Impact of the fair value mark-up of acquired RSC fleet (7)	(0.05)	(0.06)	(0.05)	(0.05)	(0.21)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (8)	0.01	0.01	—	0.01	0.03
Restructuring charge (9)	(0.01)	0.01	0.01	—	0.01
Loss on extinguishment of debt securities	(0.06)	(0.38)	(0.02)	—	(0.46)

(4)
This primarily reflects transaction costs associated with the National Pump acquisition discussed above. The income during the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price. For additional information concerning the National Pump acquisition, see note 3 to our consolidated financial statements.

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

(9)
As discussed in note 5 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with our closed restructuring programs and our current restructuring program.

17.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. The diluted earnings per share for the year ended December 31, 2013 excludes the impact of approximately 0.3 million common stock equivalents, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income available to common stockholders	$585	$540	$387
Denominator:
Denominator for basic earnings per share—weighted-average common shares	95,170	97,489	93,436
Effect of dilutive securities:
Employee stock options and warrants	300	394	504
4 percent Convertible Senior Notes	660	6,386	11,769
Restricted stock units	249	687	582
Denominator for diluted earnings per share—adjusted weighted-average common shares	96,379	104,956	106,291
Basic earnings per share	$6.14	$5.54	$4.14
Diluted earnings per share	$6.07	$5.15	$3.64

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
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of December 31, 2015, the amount available for distribution under the most restrictive of these covenants was $355. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of December 31, 2015, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $499.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2015

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$18	$—	$161	$—	$—	$179
Accounts receivable, net	—	41	—	104	785	—	930
Intercompany receivable (payable)	144	40	(176)	(109)	—	101	—
Inventory	—	62	—	7	—	—	69
Prepaid expenses and other assets	—	98	—	18	—	—	116
Total current assets	144	259	(176)	181	785	101	1,294
Rental equipment, net	—	5,657	—	529	—	—	6,186
Property and equipment, net	45	334	20	46	—	—	445
Investments in subsidiaries	1,307	958	924	—	—	(3,189)	—
Goodwill	—	3,000	—	243	—	—	3,243
Other intangibles, net	—	838	—	67	—	—	905
Other long-term assets	3	7	—	—	—	—	10
Total assets	$1,499	$11,053	$768	$1,066	$785	$(3,088)	$12,083
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$34	$—	$—	$572	$—	$607
Accounts payable	—	237	—	34	—	—	271
Accrued expenses and other liabilities	—	314	14	27	—	—	355
Total current liabilities	1	585	14	61	572	—	1,233
Long-term debt	4	7,430	110	11	—	—	7,555
Deferred taxes	18	1,677	—	70	—	—	1,765
Other long-term liabilities	—	54	—	—	—	—	54
Total liabilities	23	9,746	124	142	572	—	10,607
Temporary equity	—	—	—	—	—	—	—
Total stockholders’ equity (deficit)	1,476	1,307	644	924	213	(3,088)	1,476
Total liabilities and stockholders’ equity (deficit)	$1,499	$11,053	$768	$1,066	$785	$(3,088)	$12,083

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$8	$—	$150	$—	$—	$158
Accounts receivable, net	—	37	—	144	759	—	940
Intercompany receivable (payable)	476	(428)	(60)	(109)	—	121	—
Inventory	—	69	—	9	—	—	78
Prepaid expenses and other assets	—	113	1	8	—	—	122
Total current assets	476	(201)	(59)	202	759	121	1,298
Rental equipment, net	—	5,399	—	609	—	—	6,008
Property and equipment, net	43	331	21	43	—	—	438
Investments in subsidiaries	1,330	1,185	1,040	—	—	(3,555)	—
Goodwill	—	3,000	—	272	—	—	3,272
Other intangibles, net	—	1,014	—	92	—	—	1,106
Other long-term assets	—	7	—	—	—	—	7
Total assets	$1,849	$10,735	$1,002	$1,218	$759	$(3,434)	$12,129
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$32	$38	$—	$—	$548	$—	$618
Accounts payable	—	248	—	37	—	—	285
Accrued expenses and other liabilities	—	499	19	57	—	—	575
Total current liabilities	32	785	19	94	548	—	1,478
Long-term debt	—	7,208	130	6	—	—	7,344
Deferred taxes	19	1,348	—	77	—	—	1,444
Other long-term liabilities	—	64	—	1	—	—	65
Total liabilities	51	9,405	149	178	548	—	10,331
Temporary equity	2	—	—	—	—	—	2
Total stockholders’ equity (deficit)	1,796	1,330	853	1,040	211	(3,434)	1,796
Total liabilities and stockholders’ equity (deficit)	$1,849	$10,735	$1,002	$1,218	$759	$(3,434)	$12,129

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2015

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,452	$—	$497	$—	$—	$4,949
Sales of rental equipment	—	480	—	58	—	—	538
Sales of new equipment	—	137	—	20	—	—	157
Contractor supplies sales	—	69	—	10	—	—	79
Service and other revenues	—	80	—	14	—	—	94
Total revenues	—	5,218	—	599	—	—	5,817
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,603	—	223	—	—	1,826
Depreciation of rental equipment	—	881	—	95	—	—	976
Cost of rental equipment sales	—	279	—	32	—	—	311
Cost of new equipment sales	—	115	—	16	—	—	131
Cost of contractor supplies sales	—	48	—	7	—	—	55
Cost of service and other revenues	—	33	—	5	—	—	38
Total cost of revenues	—	2,959	—	378	—	—	3,337
Gross profit	—	2,259	—	221	—	—	2,480
Selling, general and administrative expenses	5	596	1	79	33	—	714
Merger related costs	—	(26)	—	—	—	—	(26)
Restructuring charge	—	5	—	1	—	—	6
Non-rental depreciation and amortization	15	228	1	24	—	—	268
Operating (loss) income	(20)	1,456	(2)	117	(33)	—	1,518
Interest (income) expense, net	(3)	559	8	3	5	(5)	567
Other (income) expense, net (1)	(471)	513	—	44	(98)	—	(12)
Income (loss) before provision (benefit) for income taxes	454	384	(10)	70	60	5	963
Provision (benefit) for income taxes	201	141	(5)	18	23	—	378
Income (loss) before equity in net earnings (loss) of subsidiaries	253	243	(5)	52	37	5	585
Equity in net earnings (loss) of subsidiaries	332	89	52	—	—	(473)	—
Net income (loss)	585	332	47	52	37	(468)	585
Other comprehensive (loss) income	(176)	(176)	(175)	(139)	—	490	(176)
Comprehensive income (loss)	$409	$156	$(128)	$(87)	$37	$22	$409

(1)
Other (income) expense, net includes an adjustment to the amount of royalties Holdings receives from URNA and its subsidiaries as discussed above (see Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2014

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,217	$—	$602	$—	$—	$4,819
Sales of rental equipment	—	478	—	66	—	—	544
Sales of new equipment	—	124	—	25	—	—	149
Contractor supplies sales	—	70	—	15	—	—	85
Service and other revenues	—	73	—	15	—	—	88
Total revenues	—	4,962	—	723	—	—	5,685
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,558	—	248	—	—	1,806
Depreciation of rental equipment	—	820	—	101	—	—	921
Cost of rental equipment sales	—	277	—	38	—	—	315
Cost of new equipment sales	—	101	—	19	—	—	120
Cost of contractor supplies sales	—	49	—	10	—	—	59
Cost of service and other revenues	—	27	—	5	—	—	32
Total cost of revenues	—	2,832	—	421	—	—	3,253
Gross profit	—	2,130	—	302	—	—	2,432
Selling, general and administrative expenses	55	607	3	84	9	—	758
Merger related costs	—	11	—	—	—	—	11
Restructuring charge	—	(1)	—	—	—	—	(1)
Non-rental depreciation and amortization	17	226	1	29	—	—	273
Operating (loss) income	(72)	1,287	(4)	189	(9)	—	1,391
Interest expense (income), net	9	538	5	4	5	(6)	555
Other (income) expense, net	(149)	212	(3)	17	(91)	—	(14)
Income (loss) before provision for income taxes	68	537	(6)	168	77	6	850
Provision for income taxes	1	236	—	43	30	—	310
Income (loss) before equity in net earnings (loss) of subsidiaries	67	301	(6)	125	47	6	540
Equity in net earnings (loss) of subsidiaries	473	172	125	—	—	(770)	—
Net income (loss)	540	473	119	125	47	(764)	540
Other comprehensive (loss) income	(93)	(93)	(90)	(72)	—	255	(93)
Comprehensive income (loss)	$447	$380	$29	$53	$47	$(509)	$447

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2013

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV (1)	Eliminations	Total
Revenues:
Equipment rentals	$—	$3,612	$—	$584	$—	$—	$4,196
Sales of rental equipment	—	438	—	52	—	—	490
Sales of new equipment	—	82	—	22	—	—	104
Contractor supplies sales	—	70	—	17	—	—	87
Service and other revenues	—	62	—	16	—	—	78
Total revenues	—	4,264	—	691	—	—	4,955
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,391	—	243	—	—	1,634
Depreciation of rental equipment	—	752	—	100	—	—	852
Cost of rental equipment sales	—	283	—	31	—	—	314
Cost of new equipment sales	—	67	—	17	—	—	84
Cost of contractor supplies sales	—	48	—	11	—	—	59
Cost of service and other revenues	—	19	—	6	—	—	25
Total cost of revenues	—	2,560	—	408	—	—	2,968
Gross profit	—	1,704	—	283	—	—	1,987
Selling, general and administrative expenses	8	541	—	88	5	—	642
Merger related costs	—	9	—	—	—	—	9
Restructuring charge	—	12	—	—	—	—	12
Non-rental depreciation and amortization	17	210	—	19	—	—	246
Operating (loss) income	(25)	932	—	176	(5)	—	1,078
Interest expense (income), net	12	454	6	5	5	(7)	475
Interest expense-subordinated convertible debentures	3	—	—	—	—	—	3
Other (income) expense, net	(132)	191	—	18	(82)	—	(5)
Income (loss) before provision (benefit) for income taxes	92	287	(6)	153	72	7	605
Provision (benefit) for income taxes	38	113	(2)	41	28	—	218
Income (loss) before equity in net earnings (loss) of subsidiaries	54	174	(4)	112	44	7	387
Equity in net earnings (loss) of subsidiaries	333	159	112	—	—	(604)	—
Net income (loss)	387	333	108	112	44	(597)	387
Other comprehensive (loss) income	(65)	(65)	(65)	(50)	—	180	(65)
Comprehensive income (loss)	$322	$268	$43	$62	$44	$(417)	$322

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2015

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$13	$1,804	$(3)	$170	$11	$—	$1,995
Net cash used in investing activities	(13)	(1,035)	—	(122)	—	—	(1,170)
Net cash (used in) provided by financing activities	—	(759)	3	(8)	(11)	—	(775)
Effect of foreign exchange rates	—	—	—	(29)	—	—	(29)
Net increase in cash and cash equivalents	—	10	—	11	—	—	21
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$18	$—	$161	$—	$—	$179

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2014

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$13	$1,644	$4	$223	$(83)	$—	$1,801
Net cash used in investing activities	(13)	(1,773)	—	(214)	—	—	(2,000)
Net cash provided by (used in) financing activities	—	120	(4)	(3)	83	—	196
Effect of foreign exchange rates	—	—	—	(14)	—	—	(14)
Net decrease in cash and cash equivalents	—	(9)	—	(8)	—	—	(17)
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$8	$—	$150	$—	$—	$158

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2013

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by operating activities	$26	$1,285	$4	$216	$20	$—	$1,551
Net cash used in investing activities	(26)	(1,018)	—	(133)	—	—	(1,177)
Net cash used in financing activities	—	(270)	(4)	(1)	(20)	—	(295)
Effect of foreign exchange rate	—	—	—	(10)	—	—	(10)
Net (decrease) increase in cash and cash equivalents	—	(3)	—	72	—	—	69
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$17	$—	$158	$—	$—	$175

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2015:
Allowance for doubtful accounts	$43	$32	$20	(a)	$55
Reserve for obsolescence and shrinkage	3	18	17	(b)	4
Self-insurance reserve	92	110	112	(c)	90
Year ended December 31, 2014:
Allowance for doubtful accounts	$49	$13	$19	(a)	$43
Reserve for obsolescence and shrinkage	3	18	18	(b)	3
Self-insurance reserve	94	105	107	(c)	92
Year ended December 31, 2013:
Allowance for doubtful accounts	$64	$4	$19	(a)	$49
Reserve for obsolescence and shrinkage	3	16	16	(b)	3
Self-insurance reserve	97	92	95	(c)	94

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
The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc. internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, United Rentals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated January 27, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
January 27, 2016

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which is expected to be filed with the SEC on or before March 21, 2016.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2016 Proxy Statement, which is expected to be filed with the SEC on or before March 21, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2016 Proxy Statement, which is expected to be filed with the SEC on or before March 21, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2016 Proxy Statement, which is expected to be filed with the SEC on or before March 21, 2016.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2016 Proxy Statement, which is expected to be filed with the SEC on or before March 21, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2015 and 2014
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2015, 2014 and 2013
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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
Indenture,dated as of March 9, 2012, relating to 7 3/8 percent Senior Notes due 2020, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(c)
First Supplemental Indenture, dated as of April 30, 2012, relating to 7 3/8 percent Senior Notes due 2020, among UR Financing Escrow Corporation. UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(d)
Indenture, dated as of March 9, 2012, relating to 7 5/8 percent Senior Notes due 2022, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(e)
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

4	(g)
Indenture, dated as of January 19, 2011, relating to 8 1/4 percent Senior Notes due 2021, among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the RSC Holdings Inc. Report on Form 8-K filed on January 20, 2011)

4	(h)
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

4	(k)
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

4	(l)
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

Exhibit Number		Description of Exhibit
10	(d)
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

10	(f)	United Rentals, Inc. 2014 Annual Incentive Compensation Plan, (incorporated by reference to Appendix B of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2014)‡

10	(g)
United Rentals, Inc. Long-Term Incentive Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(h)
United Rentals, Inc. Second Amended and Restated 2010 Long Term Incentive Plan (incorporated by reference to Appendix C of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2014)‡

10	(i)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management; effective for grants of awards beginning in 2015 (incorporated by reference to Exhibit 10(h) on Form 10-Q for the quarter ended March 31, 2015)‡

10	(j)
Form of United Rentals, Inc. 2015 Performance-Based Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(i) on Form 10-Q for the quarter ended March 31, 2015)‡

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

Exhibit Number		Description of Exhibit
10	(u)
Form of United Rentals, Inc. 2012 Performance Award Agreement for Senior Management (incorporated by reference to Exhibit 10(j) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2012)‡

10	(v)
Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 21, 2016, are hereby incorporated by reference‡

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

Exhibit Number		Description of Exhibit
10	(kk)
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

10	(rr)	Employment Agreement, effective as of December 1, 2014 between United Rentals, Inc. and Jessica Graziano‡

10	(ss)*	Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Jeffrey Fenton‡

10	(tt)*	Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Craig Pintoff‡

10	(uu)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

10	(vv)
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

10	(ww)
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

10	(xx)
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

Exhibit Number		Description of Exhibit

10	(aaa)
Second Amended and Restated Canadian Security Agreement, dated as of March 31, 2015, among United Rentals of Canada, Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. referred to therein and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10	(bbb)
Second Amended and Restated Canadian URFLP Guarantee Agreement, dated as of March 31, 2015, by United Rentals of Nova Scotia (No. 1), ULC and United Rentals of Nova Scotia (No. 2), ULC in favor of the U.S. secured parties referred to therein (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10	(ccc)
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

10	(ddd)
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

10	(eee)
Intellectual Property Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(fff)
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

10	(ggg)
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

10	(hhh)
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

10	(iii)
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

10	(jjj)
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

Exhibit Number		Description of Exhibit
10	(kkk)
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

10	(mmm)
Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on January 7, 2009)

10	(nnn)
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

101
The following materials from the Annual Report on Form 10-K for the Company and URNA, for the year ended December 31, 2015, filed on January 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule to the Consolidated Financial Statements.

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

UNITED RENTALS, INC.
Date:	January 27, 2016	By:	/s/ MICHAEL J. KNEELAND
Michael J. Kneeland, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ JENNE K. BRITELL	Chairman	January 27, 2016
Jenne K. Britell

/S/ JOSÉ B. ALVAREZ	Director	January 27, 2016
José B. Alvarez

/S/ BOBBY J. GRIFFIN	Director	January 27, 2016
Bobby J. Griffin

/S/ SINGLETON B. MCALLISTER	Director	January 27, 2016
Singleton B. McAllister

/S/ BRIAN D. MCAULEY	Director	January 27, 2016
Brian D. McAuley

/S/ JOHN S. MCKINNEY	Director	January 27, 2016
John S. McKinney

/S/ JASON D. PAPASTAVROU	Director	January 27, 2016
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 27, 2016
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 27, 2016
Donald C. Roof

/S/ L. “KEITH” WIMBUSH	Director	January 27, 2016
L. “Keith” Wimbush

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	January 27, 2016
Michael J. Kneeland

/S/ WILLIAM B. PLUMMER	Chief Financial Officer (Principal Financial Officer)	January 27, 2016
William B. Plummer

/S/ JESSICA T. GRAZIANO	Vice President, Controller (Principal Accounting Officer)	January 27, 2016
Jessica T. Graziano