Form 10-Q
period 2016-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2016-04-20
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of April 18, 2016, there were 88,502,401 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that companies that we have acquired or may acquire, in our specialty business or otherwise, could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•
the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $7.8 billion at March 31, 2016) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$219	$179
Accounts receivable, net of allowance for doubtful accounts of $57 at March 31, 2016 and $55 at December 31, 2015	833	930
Inventory	74	69
Prepaid expenses and other assets	56	116
Total current assets	1,182	1,294
Rental equipment, net	6,025	6,186
Property and equipment, net	442	445
Goodwill	3,262	3,243
Other intangible assets, net	864	905
Other long-term assets	9	10
Total assets	$11,784	$12,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$550	$607
Accounts payable	330	271
Accrued expenses and other liabilities	349	355
Total current liabilities	1,229	1,233
Long-term debt	7,203	7,555
Deferred taxes	1,797	1,765
Other long-term liabilities	54	54
Total liabilities	10,283	10,607
Common stock—$0.01 par value, 500,000,000 shares authorized, 111,892,071 and 89,376,656 shares issued and outstanding, respectively, at March 31, 2016 and 111,586,585 and 91,776,436 shares issued and outstanding, respectively, at December 31, 2015	1	1
Additional paid-in capital	2,221	2,197
Retained earnings	1,180	1,088
Treasury stock at cost—22,515,415 and 19,810,149 shares at March 31, 2016 and December 31, 2015, respectively	(1,714)	(1,560)
Accumulated other comprehensive loss	(187)	(250)
Total stockholders’ equity	1,501	1,476
Total liabilities and stockholders’ equity	$11,784	$12,083
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Equipment rentals	$1,117	$1,125
Sales of rental equipment	115	116
Sales of new equipment	30	33
Contractor supplies sales	19	18
Service and other revenues	29	23
Total revenues	1,310	1,315
Cost of revenues:
Cost of equipment rentals, excluding depreciation	449	444
Depreciation of rental equipment	243	235
Cost of rental equipment sales	68	64
Cost of new equipment sales	25	27
Cost of contractor supplies sales	13	12
Cost of service and other revenues	12	9
Total cost of revenues	810	791
Gross profit	500	524
Selling, general and administrative expenses	177	181
Merger related costs	—	(27)
Restructuring charge	2	1
Non-rental depreciation and amortization	67	69
Operating income	254	300
Interest expense, net	107	121
Other income, net	—	(3)
Income before provision for income taxes	147	182
Provision for income taxes	55	67
Net income	$92	$115
Basic earnings per share	$1.01	$1.19
Diluted earnings per share	$1.01	$1.16
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2016	2015
Net income	$92	$115
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	62	(89)
Fixed price diesel swaps	1	—
Other comprehensive income (loss)	63	(89)
Comprehensive income (1)	$155	$26

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2016 or 2015. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during 2016 or 2015.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive (Loss) Income (2)
Balance at December 31, 2015	92	$1	$2,197	$1,088	20	$(1,560)	$(250)
Net income				92
Foreign currency translation adjustments							62
Fixed price diesel swaps							1
Stock compensation expense, net			9
Shares repurchased and retired			(10)
Repurchase of common stock	(3)				3	(154)
Excess tax benefits from share-based payment arrangements, net			25
Balance at March 31, 2016	89	$1	$2,221	$1,180	23	$(1,714)	$(187)

(1)Common stock outstanding decreased by approximately 6 million net shares during the year ended December 31, 2015.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$92	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	304
Amortization of deferred financing costs and original issue discounts	2	3
Gain on sales of rental equipment	(47)	(52)
Gain on sales of non-rental equipment	(1)	(2)
Stock compensation expense, net	9	14
Merger related costs	—	(27)
Restructuring charge	2	1
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	2
Excess tax benefits from share-based payment arrangements	(27)	—
Increase in deferred taxes	25	39
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	103	81
Increase in inventory	(4)	(4)
Decrease in prepaid expenses and other assets	64	18
Increase in accounts payable	56	184
Increase (decrease) in accrued expenses and other liabilities	20	(1)
Net cash provided by operating activities	604	675
Cash Flows From Investing Activities:
Purchases of rental equipment	(100)	(323)
Purchases of non-rental equipment	(23)	(22)
Proceeds from sales of rental equipment	115	116
Proceeds from sales of non-rental equipment	4	4
Purchases of other companies, net of cash acquired	(13)	—
Net cash used in investing activities	(17)	(225)
Cash Flows From Financing Activities:
Proceeds from debt	914	2,736
Payments of debt	(1,337)	(2,704)
Common stock repurchased	(164)	(343)
Payments of financing costs	—	(24)
Excess tax benefits from share-based payment arrangements	27	—
Net cash used in financing activities	(560)	(335)
Effect of foreign exchange rates	13	(16)
Net increase in cash and cash equivalents	40	99
Cash and cash equivalents at beginning of period	179	158
Cash and cash equivalents at end of period	$219	$257
Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$(53)	$(35)
Cash paid for interest	69	91
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2015 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, and in subsequent updates, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has agreed to a one-year deferral of the original effective date of this guidance and as a result it will be effective for fiscal years and interim periods beginning after December 15, 2017. The FASB's update allows entities to apply the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.
Leases. In March 2016, the FASB issued guidance (“Topic 842”) to increase transparency and comparability among organizations by requiring i) recognition of lease assets and lease liabilities on the balance sheet and ii) disclosure of key information about leasing arrangements. The accounting applied by lessors under Topic 842 is largely unchanged from previous GAAP. Some changes to the lessor accounting guidance were made to align both of the following: i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and ii) key aspects of the lessor accounting model with revenue recognition guidance. Topic 842 will be effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable.
Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable.
2. Segment Information
Our reportable segments are i) general rentals and ii) trench, power and pump. The general rentals segment includes the rental of i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, ii) aerial work platforms, such as boom lifts and scissor lifts and iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—and operates throughout the United States and Canada.
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

The following tables set forth financial information by segment.

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2016
Equipment rentals	$955	$162	$1,117
Sales of rental equipment	106	9	115
Sales of new equipment	26	4	30
Contractor supplies sales	16	3	19
Service and other revenues	26	3	29
Total revenue	1,129	181	1,310
Depreciation and amortization expense	266	44	310
Equipment rentals gross profit	357	68	425
Capital expenditures	104	19	123
Three Months Ended March 31, 2015
Equipment rentals	$976	$149	$1,125
Sales of rental equipment	108	8	116
Sales of new equipment	26	7	33
Contractor supplies sales	15	3	18
Service and other revenues	19	4	23
Total revenue	1,144	171	1,315
Depreciation and amortization expense	262	42	304
Equipment rentals gross profit	383	63	446
Capital expenditures	311	34	345

	March 31, 2016	December 31, 2015
Total reportable segment assets
General rentals	$10,281	$10,561
Trench, power and pump	1,503	1,522
Total assets	$11,784	$12,083

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	March 31,
	2016	2015
Total equipment rentals gross profit	$425	$446
Gross profit from other lines of business	75	78
Selling, general and administrative expenses	(177)	(181)
Merger related costs	—	27
Restructuring charge	(2)	(1)
Non-rental depreciation and amortization	(67)	(69)
Interest expense, net	(107)	(121)
Other income, net	—	3
Income before provision for income taxes	$147	$182
3. Restructuring Charges
Closed Restructuring Programs
We have two closed restructuring programs. The first was initiated in 2008 in recognition of a challenging economic environment and was completed in 2011. The second closed restructuring program was initiated following the April 30, 2012 acquisition of RSC Holdings Inc. ("RSC"), and was completed in 2013. The restructuring charges under the closed restructuring programs include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.
2015-2016 Cost Savings Restructuring Program
In the fourth quarter of 2015, we initiated a restructuring program in response to challenges in our operating environment. In particular, during 2015, we experienced volume and pricing pressure in our general rental business and our Pump Solutions region associated with upstream oil and gas customers. Additionally, our Lean initiatives did not fully generate the anticipated cost savings due to lower than expected growth. Though we expect solid industry growth in 2016 and in the foreseeable future, the restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. We expect to complete the restructuring program in 2016. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken.
The table below provides certain information concerning our restructuring charges for the three months ended March 31, 2016:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
Description	December 31, 2015			March 31, 2016
Closed Restructuring Programs
Branch closure charges	$13	$—	$(1)	$12
Severance costs	—	—	—	—
Total	$13	$—	$(1)	$12
2015-2016 Cost Savings Restructuring Program
Branch closure charges	$—	$1	$—	$1
Severance costs	3	1	(1)	3
Total	$3	$2	$(1)	$4
Total
Branch closure charges	$13	$1	$(1)	$13
Severance costs	3	1	(1)	3
Total	$16	$2	$(2)	$16

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
4. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the three months ended March 31, 2016 and 2015, the only risk we managed using derivative instruments was diesel price risk. At March 31, 2016, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at March 31, 2016 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of March 31, 2016, we had outstanding fixed price swap contracts covering 9.7 million gallons of diesel which will be purchased throughout 2016 and 2017.
Financial Statement Presentation
As of March 31, 2016 and December 31, 2015, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 was as follows:

		Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(2)	$(5)	(2)	$(7)

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.6 million gallons and of diesel covered by the fixed price swaps during the three months ended March 31, 2016 and 2015. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

5. Fair Value Measurements

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
Assets and Liabilities Measured at Fair Value
As of March 31, 2016 and December 31, 2015, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of March 31, 2016 and December 31, 2015, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of March 31, 2016, we have fixed price swap contracts that mature throughout 2016 and 2017 covering 9.7 million gallons of diesel which we will buy at the average contract price of $2.79 per gallon, while the average forward price for the hedged gallons was $2.30 per gallon as of March 31, 2016.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and capital leases approximated their book values as of March 31, 2016 and December 31, 2015. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2016 and December 31, 2015 have been calculated based upon available market information, and were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior and senior subordinated notes	$5,918	$6,078	$5,916	$6,030

6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2016	December 31, 2015
Accounts Receivable Securitization Facility (1)	$516	$571
$2.5 billion ABL Facility (2)	1,228	1,579
7 3/8 percent Senior Notes	741	740
8 1/4 percent Senior Notes	314	315
7 5/8 percent Senior Notes	1,307	1,306
6 1/8 percent Senior Notes	937	937
4 5/8 percent Senior Secured Notes	990	989
5 3/4 percent Senior Notes	838	838
5 1/2 percent Senior Notes	791	791
Capital leases	91	96
Total debt	7,753	8,162
Less short-term portion (3)	(550)	(607)
Total long-term debt	$7,203	$7,555
 ___________________

(1)
At March 31, 2016, $14 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 1.1 percent at March 31, 2016. During the three months ended March 31, 2016, the monthly average amount outstanding under the accounts receivable securitization facility was $502, and the weighted-average interest rate thereon was 1.1 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the three months ended March 31, 2016 was $516. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of March 31, 2016, there were $530 of receivables, net of applicable reserves, in the collateral pool.

(2)
At March 31, 2016, $1.2 billion was available under our ABL facility, net of $38 of letters of credit. The interest rate applicable to the ABL facility was 2.3 percent at March 31, 2016. During the three months ended March 31, 2016, the monthly average amount outstanding under the ABL facility was $1.4 billion, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the three months ended March 31, 2016 was $1.6 billion.

(3)	As of March 31, 2016, our short-term debt primarily reflects $516 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of March 31, 2016, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
7. Legal and Regulatory Matters
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

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income available to common stockholders	92	115
Denominator:
Denominator for basic earnings per share—weighted-average common shares	90,510	97,007
Effect of dilutive securities:
Employee stock options	263	336
4 percent Convertible Senior Notes	—	1,185
Restricted stock units	170	537
Denominator for diluted earnings per share—adjusted weighted-average common shares	90,943	99,065
Basic earnings per share	$1.01	$1.19
Diluted earnings per share	$1.01	$1.16

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (ii) certain indebtedness that is guaranteed only by the guarantor subsidiaries (specifically, the 8 1/4 percent Senior Notes). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of March 31, 2016, the amount available for distribution under the most restrictive of these covenants was $300. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of March 31, 2016, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $566.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$4	$—	$215	$—	$—	$219
Accounts receivable, net	—	43	—	90	700	—	833
Intercompany receivable (payable)	266	(72)	(187)	(116)	—	109	—
Inventory	—	66	—	8	—	—	74
Prepaid expenses and other assets	—	41	—	15	—	—	56
Total current assets	266	82	(187)	212	700	109	1,182
Rental equipment, net	—	5,484	—	541	—	—	6,025
Property and equipment, net	42	332	20	48	—	—	442
Investments in subsidiaries	1,215	983	986	—	—	(3,184)	—
Goodwill	—	3,007	—	255	—	—	3,262
Other intangible assets, net	—	796	—	68	—	—	864
Other long-term assets	2	7	—	—	—	—	9
Total assets	$1,525	$10,691	$819	$1,124	$700	$(3,075)	$11,784
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$30	$—	$3	$516	$—	$550
Accounts payable	—	300	—	30	—	—	330
Accrued expenses and other liabilities	—	314	12	22	1	—	349
Total current liabilities	1	644	12	55	517	—	1,229
Long-term debt	3	7,075	116	9	—	—	7,203
Deferred taxes	20	1,703	—	74	—	—	1,797
Other long-term liabilities	—	54	—	—	—	—	54
Total liabilities	24	9,476	128	138	517	—	10,283
Total stockholders’ equity (deficit)	1,501	1,215	691	986	183	(3,075)	1,501
Total liabilities and stockholders’ equity (deficit)	$1,525	$10,691	$819	$1,124	$700	$(3,075)	$11,784

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$18	$—	$161	$—	$—	$179
Accounts receivable, net	—	41	—	104	785	—	930
Intercompany receivable (payable)	144	40	(176)	(109)	—	101	—
Inventory	—	62	—	7	—	—	69
Prepaid expenses and other assets	—	98	—	18	—	—	116
Total current assets	144	259	(176)	181	785	101	1,294
Rental equipment, net	—	5,657	—	529	—	—	6,186
Property and equipment, net	45	334	20	46	—	—	445
Investments in subsidiaries	1,307	958	924	—	—	(3,189)	—
Goodwill	—	3,000	—	243	—	—	3,243
Other intangible assets, net	—	838	—	67	—	—	905
Other long-term assets	3	7	—	—	—	—	10
Total assets	$1,499	$11,053	$768	$1,066	$785	$(3,088)	$12,083
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$34	$—	$—	$572	$—	$607
Accounts payable	—	237	—	34	—	—	271
Accrued expenses and other liabilities	—	314	14	27	—	—	355
Total current liabilities	1	585	14	61	572	—	1,233
Long-term debt	4	7,430	110	11	—	—	7,555
Deferred taxes	18	1,677	—	70	—	—	1,765
Other long-term liabilities	—	54	—	—	—	—	54
Total liabilities	23	9,746	124	142	572	—	10,607
Total stockholders’ equity (deficit)	1,476	1,307	644	924	213	(3,088)	1,476
Total liabilities and stockholders’ equity (deficit)	$1,499	$11,053	$768	$1,066	$785	$(3,088)	$12,083

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,024	$—	$93	$—	$—	$1,117
Sales of rental equipment	—	104	—	11	—	—	115
Sales of new equipment	—	27	—	3	—	—	30
Contractor supplies sales	—	17	—	2	—	—	19
Service and other revenues	—	25	—	4	—	—	29
Total revenues	—	1,197	—	113	—	—	1,310
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	404	—	45	—	—	449
Depreciation of rental equipment	—	221	—	22	—	—	243
Cost of rental equipment sales	—	62	—	6	—	—	68
Cost of new equipment sales	—	23	—	2	—	—	25
Cost of contractor supplies sales	—	12	—	1	—	—	13
Cost of service and other revenues	—	9	—	3	—	—	12
Total cost of revenues	—	731	—	79	—	—	810
Gross profit	—	466	—	34	—	—	500
Selling, general and administrative expenses	6	144	—	19	8	—	177
Merger related costs	—	—	—	—	—	—	—
Restructuring charge	—	2	—	—	—	—	2
Non-rental depreciation and amortization	4	57	—	6	—	—	67
Operating (loss) income	(10)	263	—	9	(8)	—	254
Interest (income) expense, net	(2)	106	1	1	2	(1)	107
Other (income) expense, net (1)	(106)	122	—	9	(25)	—	—
Income (loss) before provision (benefit) for income taxes	98	35	(1)	(1)	15	1	147
Provision (benefit) for income taxes	37	13	—	(1)	6	—	55
Income (loss) before equity in net earnings (loss) of subsidiaries	61	22	(1)	—	9	1	92
Equity in net earnings (loss) of subsidiaries	31	9	—	—	—	(40)	—
Net income (loss)	92	31	(1)	—	9	(39)	92
Other comprehensive income (loss)	63	63	62	50	—	(175)	63
Comprehensive income (loss)	$155	$94	$61	$50	$9	$(214)	$155

(1)
Other (income) expense, net includes the royalties Holdings receives from URNA and its subsidiaries as discussed below (see Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$998	$—	$127	$—	$—	$1,125
Sales of rental equipment	—	106	—	10	—	—	116
Sales of new equipment	—	29	—	4	—	—	33
Contractor supplies sales	—	16	—	2	—	—	18
Service and other revenues	—	19	—	4	—	—	23
Total revenues	—	1,168	—	147	—	—	1,315
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	384	—	60	—	—	444
Depreciation of rental equipment	—	211	—	24	—	—	235
Cost of rental equipment sales	—	59	—	5	—	—	64
Cost of new equipment sales	—	24	—	3	—	—	27
Cost of contractor supplies sales	—	11	—	1	—	—	12
Cost of service and other revenues	—	6	—	3	—	—	9
Total cost of revenues	—	695	—	96	—	—	791
Gross profit	—	473	—	51	—	—	524
Selling, general and administrative expenses	3	151	—	20	7	—	181
Merger related costs	—	(27)	—	—	—	—	(27)
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	4	59	—	6	—	—	69
Operating (loss) income	(7)	289	—	25	(7)	—	300
Interest (income) expense, net	(1)	119	2	1	1	(1)	121
Other (income) expense, net (1)	(35)	52	1	1	(22)	—	(3)
Income (loss) before provision (benefit) for income taxes	29	118	(3)	23	14	1	182
Provision (benefit) for income taxes	13	43	(2)	7	6	—	67
Income (loss) before equity in net earnings (loss) of subsidiaries	16	75	(1)	16	8	1	115
Equity in net earnings (loss) of subsidiaries	99	24	16	—	—	(139)	—
Net income (loss)	115	99	15	16	8	(138)	115
Other comprehensive (loss) income	(89)	(89)	(90)	(71)	—	250	(89)
Comprehensive income (loss)	$26	$10	$(75)	$(55)	$8	$112	$26

(1)
Other (income) expense, net includes the royalties Holdings receives from URNA and its subsidiaries as discussed below (see Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$—	$469	$—	$41	$94	$—	$604
Net cash used in investing activities	—	(17)	—	—	—	—	(17)
Net cash used in financing activities	—	(466)	—	—	(94)	—	(560)
Effect of foreign exchange rates	—	—	—	13	—	—	13
Net (decrease) increase in cash and cash equivalents	—	(14)	—	54	—	—	40
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$4	$—	$215	$—	$—	$219
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$3	$507	$1	$95	$69	$—	$675
Net cash used in investing activities	(3)	(193)	—	(29)	—	—	(225)
Net cash used in financing activities	—	(264)	(1)	(1)	(69)	—	(335)
Effect of foreign exchange rates	—	—	—	(16)	—	—	(16)
Net increase in cash and cash equivalents	—	50	—	49	—	—	99
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$58	$—	$199	$—	$—	$257

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 901 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $8.6 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,200 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the three months ended March 31, 2016.
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

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement, through a program we call Operation United 2. We have trained over 3,100 employees, over 70 percent of our district managers and over 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. As discussed in note 3 to our condensed consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program focused on cost savings throughout the organization partially due to the Lean initiatives not fully generating the anticipated cost savings due to lower than expected rental volume in 2015. The savings generated from Lean initiatives are partially dependent on rental volume, and, though we have not yet achieved the anticipated level of Lean savings, we expect to continue to achieve savings through the Lean initiatives; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We believe that the expansion of our trench, power and pump business, as well as our tools offering, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

For the three months ended March 31, 2016, equipment rental revenue decreased 0.7 percent as compared to the same period in 2015, primarily reflecting a 2.7 percent increase in the volume of OEC on rent, which included the adverse impact of currency, offset by a 2.8 percent rental rate decrease. Excluding the adverse impact from currency, rental revenue would have increased 0.3 percent year-over-year. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. We expect the combination of recent industry fleet expansion and continuing softness in Canada and the oil and gas sector to continue to place pressure on volume and pricing, though we expect 2016 to reflect solid industry growth. While we believe that the factors that contribute to the rental rate pressures are largely temporary, we have lowered our 2016 outlook for rental rates, revenue and adjusted EBITDA (as defined below). Although we experienced rate pressures during the three months ended March 31, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent, and, accordingly, have slightly increased our 2016 outlook for time utilization.
Financial Overview
Since January 1, 2015, we have taken the following actions that have improved our financial flexibility and liquidity:

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
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business. As of March 31, 2016, we had available liquidity of $1.46 billion, including cash and cash equivalents of $219.
Net income. Net income and diluted earnings per share for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Net income	$92	$115
Diluted earnings per share	$1.01	$1.16

Net income and diluted earnings per share for the three months ended March 31, 2016 and 2015 include the after-tax impacts of the following items:

	Three Months Ended March 31,
	2016		2015
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$17	$0.17
Merger related intangible asset amortization (2)	(27)	(0.30)	(30)	(0.32)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	—	—	1	0.01
Impact of the fair value mark-up of acquired RSC fleet (4)	(6)	(0.06)	(4)	(0.04)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	1	0.01
Restructuring charge (6)	(1)	(0.01)	—	—
Asset impairment charge (7)	(2)	(0.02)	—	—
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	—	(1)	(0.01)

(1)
This reflects transaction costs associated with the April 2014 acquisition of National Pump. The income for the three months ended March 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price.

(2)	This reflects the amortization of the intangible assets acquired in the RSC and National Pump acquisitions.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(6)	This reflects severance and branch closure charges associated with our closed restructuring programs and our current restructuring program.

(7)	This charge reflects write-offs of fixed assets in connection with our restructuring programs.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2016	2015
Net income	$92	$115
Provision for income taxes	55	67
Interest expense, net	107	121
Depreciation of rental equipment	243	235
Non-rental depreciation and amortization	67	69
EBITDA	$564	$607
Merger related costs (1)	—	(27)
Restructuring charge (2)	2	1
Stock compensation expense, net (3)	9	14
Impact of the fair value mark-up of acquired RSC fleet (4)	9	7
Adjusted EBITDA	$584	$602

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$604	$675
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(2)	(3)
Gain on sales of rental equipment	47	52
Gain on sales of non-rental equipment	1	2
Merger related costs (1)	—	27
Restructuring charge (2)	(2)	(1)
Stock compensation expense, net (3)	(9)	(14)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	(2)
Excess tax benefits from share-based payment arrangements	27	—
Changes in assets and liabilities	(118)	(185)
Cash paid for interest	69	91
Cash received for income taxes, net	(53)	(35)
EBITDA	$564	$607
Add back:
Merger related costs (1)	—	(27)
Restructuring charge (2)	2	1
Stock compensation expense, net (3)	9	14
Impact of the fair value mark-up of acquired RSC fleet (4)	9	7
Adjusted EBITDA	$584	$602
 ___________________

(1)
This reflects transaction costs associated with the April 2014 acquisition of National Pump. The income for the three months ended March 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price.

(2)	This reflects severance and branch closure charges associated with our closed restructuring programs and our current restructuring program.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.
For the three months ended March 31, 2016, EBITDA decreased $43, or 7.1 percent, and adjusted EBITDA decreased $18, or 3.0 percent. The EBITDA decrease primarily reflects decreased profit from equipment rentals and sales of rental equipment, and the impact of the merger credit recognized during the three months ended March 31, 2015 associated with a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets. The adjusted EBITDA decrease primarily reflects decreased profit from equipment rentals and sales of rental equipment. For the three months ended March 31, 2016, EBITDA margin decreased 310 basis points to 43.1 percent, and adjusted EBITDA margin decreased 120 basis points to 44.6 percent. The decrease in the EBITDA margin primarily reflects decreased margins from equipment rentals and sales of rental equipment, and the impact of the National Pump merger credit recognized during the three months ended March 31, 2015. The decrease in the adjusted EBITDA margin primarily reflects decreased margins from equipment rentals and sales of rental equipment.

Results of Operations
As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench, power and pump. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench, power and pump segment is comprised of i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and iii) the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench, power and pump segment operates throughout the United States and in Canada.
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended March 31, 2016, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
We similarly monitor the margin variances for the regions in the trench, power and pump segment. The Pump Solutions region is primarily comprised of locations acquired in the April 2014 National Pump acquisition. As such, there isn’t a long history of the Pump Solutions region's rental margins included in the trench, power and pump segment. When monitoring for margin convergence, we include projected future results. We monitor the trench, power and pump segment margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2016
Equipment rentals	$955	$162	$1,117
Sales of rental equipment	106	9	115
Sales of new equipment	26	4	30
Contractor supplies sales	16	3	19
Service and other revenues	26	3	29
Total revenue	$1,129	$181	$1,310
Three Months Ended March 31, 2015
Equipment rentals	$976	$149	$1,125
Sales of rental equipment	108	8	116
Sales of new equipment	26	7	33
Contractor supplies sales	15	3	18
Service and other revenues	19	4	23
Total revenue	$1,144	$171	$1,315

Equipment rentals. For the three months ended March 31, 2016, equipment rentals of $1.117 billion decreased $8, or 0.7 percent, as compared to the same period in 2015, primarily reflecting a 2.7 percent increase in the volume of OEC on rent, which included the adverse impact of currency, offset by a 2.8 percent rental rate decrease. Excluding the adverse impact from currency, rental revenue would have increased 0.3 percent year-over-year. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. Equipment rentals represented 85 percent of total revenues for the three months ended March 31, 2016.

For the three months ended March 31, 2016, general rentals equipment rentals decreased $21, or 2.2 percent, as compared to the same period in 2015, primarily reflecting a 2.8 percent increase in the volume of OEC on rent, which included the adverse impact of currency, offset by decreased rental rates. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. For the three months ended March 31, 2016, equipment rentals represented 85 percent of total revenues for the general rentals segment.

For the three months ended March 31, 2016, trench, power and pump equipment rentals increased $13, or 8.7 percent, as compared to the same period in 2015, primarily reflecting increased average OEC, partially offset by decreased time utilization primarily due to the impact of the acquisition of National Pump. The locations acquired in the National Pump acquisition experienced volume and pricing pressure associated with upstream oil and gas customers, although the impact of upstream oil and gas was partially offset by growth in other verticals including municipal, downstream oil, and mining and construction. Trench, power and pump average OEC for the three months ended March 31, 2016 increased 10.7 percent as compared to the same period in 2015. For the three months ended March 31, 2016, equipment rentals represented 90 percent of total revenues for the trench, power and pump segment.
Sales of rental equipment. For the three months ended March 31, 2016, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2016, sales of rental equipment did not change significantly from the same period in 2015.
Sales of new equipment. For the three months ended March 31, 2016, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2016, sales of new equipment did not change significantly from the same period in 2015.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2016, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three months ended March 31, 2016 did not change significantly from the same period in 2015.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2016, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2016, service and other revenues increased 26.1 percent as compared to the same period in 2015, primarily reflecting initiatives undertaken to pursue service revenues in select markets.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2016
Equipment Rentals Gross Profit	$357	$68	$425
Equipment Rentals Gross Margin	37.4%	42.0%	38.0%
Three Months Ended March 31, 2015
Equipment Rentals Gross Profit	$383	$63	$446
Equipment Rentals Gross Margin	39.2%	42.3%	39.6%

General rentals. For the three months ended March 31, 2016, equipment rentals gross profit decreased by $26 and equipment rentals gross margin decreased by 180 basis points from 2015, primarily reflecting decreased rental rates partially offset by a 30 basis point increase in time utilization. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. For the three months ended March 31, 2016 and 2015, time utilization was 65.7 percent and 65.4 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.8 percent increase in the volume of OEC on rent.
Trench, power and pump. For the three months ended March 31, 2016, equipment rentals gross profit increased by $5 and equipment rentals gross margin decreased by 30 basis points from 2015. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 8.7 percent and average OEC increased 10.7 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2016	2015	Change
Total gross margin	38.2%	39.8%	(160) bps
Equipment rentals	38.0%	39.6%	(160) bps
Sales of rental equipment	40.9%	44.8%	(390) bps
Sales of new equipment	16.7%	18.2%	(150) bps
Contractor supplies sales	31.6%	33.3%	(170) bps
Service and other revenues	58.6%	60.9%	(230) bps

For the three months ended March 31, 2016, total gross margin decreased 160 basis points as compared to the same period in 2015, primarily reflecting decreased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 160 basis points, primarily reflecting a 2.8 percent rental rate decrease and a 10 basis point decrease in time utilization. For the three months ended March 31, 2016 and 2015, time utilization was 64.1 percent and 64.2 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.7 percent increase in the volume of OEC on rent. Gross margin from sales of rental equipment decreased 390 basis points primarily due to decreased pricing.
Other costs/(income)

The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Selling, general and administrative ("SG&A") expense	$177	$181	(2.2)%
SG&A expense as a percentage of revenue	13.5%	13.8%	(30) bps
Merger related costs	—	(27)	(100.0)%
Restructuring charge	2	1	100.0%
Non-rental depreciation and amortization	67	69	(2.9)%
Interest expense, net	107	121	(11.6)%
Other income, net	—	(3)	(100.0)%
Provision for income taxes	55	67	(17.9)%
Effective tax rate	37.4%	36.8%	60 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The improvement in SG&A expense as a percentage of revenue for the three months ended March 31, 2016 primarily reflects decreased stock compensation costs associated with the settlement of 2015 incentive compensation accruals, as well as lower stock prices.
The merger related costs include financial and legal advisory fees, and branding costs associated with the National Pump acquisition, as well as changes subsequent to the acquisition date to the fair value of the contingent cash consideration we paid associated with the April 2014 National Pump acquisition. The income for the three months ended March 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets.
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
Interest expense, net for the three months ended March 31, 2016 decreased primarily due to a lower average cost of debt.
The differences between the 2016 and 2015 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. Accounts receivable, net decreased by $97, or 10.4 percent, from December 31, 2015 to March 31, 2016 primarily due to a seasonal decrease in revenue. Accounts payable increased by $59, or 21.8 percent, from December 31, 2015 to March 31, 2016 primarily due to increased business activity prior to our revenues seasonally increasing in the second quarter.
Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. We review the goodwill of our reporting units (which are our regions) for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units' net assets to the respective carrying value of the net assets. If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit's net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is calculated by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.
In connection with our goodwill impairment test that was conducted as of October 1, 2015, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 51 percent. Based on the October 1, 2015 test, the Pump Solutions reporting unit’s estimated fair value exceeded its carrying amount by 3 percent. In light of continuing pressures on the Pump Solutions reporting unit related primarily to upstream oil and gas customers, we continued to monitor the Pump Solutions reporting unit for impairment through the end of 2015, and performed another impairment test as of November 30, 2015.
As of the November 30, 2015 testing date, the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount by 1 percent. Given the narrow margin by which the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount, we also performed a sensitivity analysis related to the discount rate and long-term growth rate used in the November 30, 2015 test. Specifically, we performed the sensitivity analysis by: (i) increasing the discount rate by 50 basis points and (ii) reducing the long-term growth rate by 25 basis points. The Pump Solutions reporting unit failed step one of the goodwill impairment test under the sensitivity test, and would have required step two testing to determine potential goodwill impairment. The November 30, 2015 impairment test assumed earnings growth for the Pump Solutions reporting unit over the next three years. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the Pump Solutions reporting unit could fail step one of the goodwill impairment test in a future period. No additional impairment indicators have been noted for the Pump Solutions reporting unit since the November 30, 2015 test. As of March 31, 2016, there was $314 of goodwill in the Pump Solutions reporting unit. We will continue to monitor the Pump Solutions reporting unit for impairment.
Liquidity and Capital Resources
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of recent capital structure actions taken to improve our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a new $1 billion share repurchase program which commenced in November 2015. We intend to complete the $1 billion program within 18 months of its initiation in November 2015. As of April 18, 2016, we have repurchased $316 of Holdings' common stock under the $1 billion share repurchase program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2016, we had cash and cash equivalents of $219. Cash equivalents at March 31, 2016 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2016:

ABL facility:
Borrowing capacity, net of letters of credit	$1,224
Outstanding debt, net of debt issuance costs (1)	1,228
Interest rate at March 31, 2016	2.3%
Average month-end debt outstanding	1,406
Weighted-average interest rate on average debt outstanding	2.3%
Maximum month-end debt outstanding (1)	1,586
Accounts receivable securitization facility:
Borrowing capacity	14
Outstanding debt, net of debt issuance costs	516
Interest rate at March 31, 2016	1.1%
Average month-end debt outstanding	502
Weighted-average interest rate on average debt outstanding	1.1%
Maximum month-end debt outstanding	516
________________

(1)
The maximum month-end amount outstanding under the ABL facility exceeded the amount outstanding at March 31, 2016 primarily due to the use of free cash flow to reduce the amount outstanding under the ABL facility.

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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 18, 2016 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2016, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2016, we (i) generated cash from operating activities of $631 excluding the excess tax benefits from share-based payment arrangements and (ii) generated cash from the sale of rental and non-rental equipment of $119. We used cash during this period principally to (i) purchase rental and non-rental equipment of $123, (ii) make debt payments, net of proceeds, of $423 and (iii) purchase shares of our common stock for $164. During the three months ended March 31, 2015, we (i) generated cash from operating activities of $675 and (ii) generated cash from the sale of rental and non-rental equipment of $120. We used cash during this period principally to (i) purchase rental and non-rental equipment of $345 and (ii) purchase shares of our common stock for $343.
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

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$604	$675
Purchases of rental equipment	(100)	(323)
Purchases of non-rental equipment	(23)	(22)
Proceeds from sales of rental equipment	115	116
Proceeds from sales of non-rental equipment	4	4
Excess tax benefits from share-based payment arrangements	27	—
Free cash flow	$627	$450

Free cash flow for the three months ended March 31, 2016 was $627, an increase of $177 as compared to $450 for the three months ended March 31, 2015. Free cash flow increased primarily due to decreased purchases of rental equipment partially offset by decreased net cash provided by operating activities excluding the excess tax benefits from share-based payment arrangements. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. Such benefits are recognized as a credit to additional paid-in capital, and are reported as financing cash flows. We added the excess tax benefits back to our calculation of free cash flow to generally classify cash flows from income taxes as operating cash flows. However, these excess tax benefits did not impact free cash flow for the three months ended March 31, 2016, as they do not result in increased cash flows until the associated income taxes are settled.
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
Holdings receives royalties from URNA and its subsidiaries based upon a percent of revenue. These royalties result in intercompany receivables for Holdings. During the three months ended September 30, 2015, the royalty percent of revenue (the "royalty rate") increased from two and a half percent to eight percent. The increased royalty rate was applied retroactively to January 1, 2015, and the three months ended March 31, 2016 reflected the eight percent royalty rate while the three months ended March 31, 2015 reflected the two and a half percent royalty rate (see note 9 to our condensed consolidated financial statements). The royalty rate increased as a result of a reassessment of the benefit provided by Holdings' trademark and its business support to URNA and its subsidiaries. As of March 31, 2016, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $566.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our Canadian operations.
Interest Rate Risk. As of March 31, 2016, we had an aggregate of $1.7 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of March 31, 2016 under the ABL facility and the accounts receivable securitization facility. As of March 31, 2016, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $11 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2016, we had an aggregate of $6.0 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2016 would increase the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2015 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $8. During the three months ended March 31, 2016, the average Canadian exchange rate deteriorated by approximately 10 percent year-over-year. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2015 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2016 to January 31, 2016	871,534	(1)	$66.76	824,718	—
February 1, 2016 to February 29, 2016	1,188,304	(1)	$46.72	1,187,851	—
March 1, 2016 to March 31, 2016	825,037	(1)	$60.57	692,697	—
Total	2,884,875		$56.74	2,705,266	$736,412,232

(1)
In January 2016, February 2016 and March 2016, 46,816, 453 and 132,340 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)	On July 21, 2015, our Board authorized a $1 billion share repurchase program which we intend to complete within 18 months of its initiation in November 2015.

Item 6.	Exhibits

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

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended March 31, 2016 filed on April 20, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 19, 2016	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 19, 2016	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer