Form 10-Q
period 2016-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2016-07-20
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of July 18, 2016, there were 86,161,036 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

•
our significant indebtedness (which totaled $7.8 billion at June 30, 2016) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$265	$179
Accounts receivable, net of allowance for doubtful accounts of $55 at June 30, 2016 and December 31, 2015	867	930
Inventory	71	69
Prepaid expenses and other assets	61	116
Total current assets	1,264	1,294
Rental equipment, net	6,325	6,186
Property and equipment, net	437	445
Goodwill	3,259	3,243
Other intangible assets, net	825	905
Other long-term assets	10	10
Total assets	$12,120	$12,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$576	$607
Accounts payable	609	271
Accrued expenses and other liabilities	323	355
Total current liabilities	1,508	1,233
Long-term debt	7,265	7,555
Deferred taxes	1,790	1,765
Other long-term liabilities	55	54
Total liabilities	10,618	10,607
Common stock—$0.01 par value, 500,000,000 shares authorized, 111,930,089 and 86,725,103 shares issued and outstanding, respectively, at June 30, 2016 and 111,586,585 and 91,776,436 shares issued and outstanding, respectively, at December 31, 2015	1	1
Additional paid-in capital	2,259	2,197
Retained earnings	1,314	1,088
Treasury stock at cost—25,204,986 and 19,810,149 shares at June 30, 2016 and December 31, 2015, respectively	(1,885)	(1,560)
Accumulated other comprehensive loss	(187)	(250)
Total stockholders’ equity	1,502	1,476
Total liabilities and stockholders’ equity	$12,120	$12,083
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals	$1,204	$1,220	$2,321	$2,345
Sales of rental equipment	134	124	249	240
Sales of new equipment	36	39	66	72
Contractor supplies sales	22	21	41	39
Service and other revenues	25	25	54	48
Total revenues	1,421	1,429	2,731	2,744
Cost of revenues:
Cost of equipment rentals, excluding depreciation	456	445	905	889
Depreciation of rental equipment	242	240	485	475
Cost of rental equipment sales	79	68	147	132
Cost of new equipment sales	29	33	54	60
Cost of contractor supplies sales	15	15	28	27
Cost of service and other revenues	10	10	22	19
Total cost of revenues	831	811	1,641	1,602
Gross profit	590	618	1,090	1,142
Selling, general and administrative expenses	177	175	354	356
Merger related costs	—	1	—	(26)
Restructuring charge	2	—	4	1
Non-rental depreciation and amortization	64	67	131	136
Operating income	347	375	601	675
Interest expense, net	132	232	239	353
Other income, net	(2)	(6)	(2)	(9)
Income before provision for income taxes	217	149	364	331
Provision for income taxes	83	63	138	130
Net income	$134	$86	$226	$201
Basic earnings per share	$1.52	$0.89	$2.53	$2.07
Diluted earnings per share	$1.52	$0.88	$2.52	$2.04
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$134	$86	$226	$201
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	16	60	(73)
Fixed price diesel swaps	2	1	3	1
Other comprehensive income (loss)	—	17	63	(72)
Comprehensive income (1)	$134	$103	$289	$129

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2016 or 2015. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during 2016 or 2015.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive (Loss) Income (2)
Balance at December 31, 2015	92	$1	$2,197	$1,088	20	$(1,560)	$(250)
Net income				226
Foreign currency translation adjustments							60
Fixed price diesel swaps							3
Stock compensation expense, net			22
Shares repurchased and retired			(11)
Repurchase of common stock	(5)				5	(325)
Excess tax benefits from share-based payment arrangements, net			51
Balance at June 30, 2016	87	$1	$2,259	$1,314	25	$(1,885)	$(187)

(1)Common stock outstanding decreased by approximately 6 million net shares during the year ended December 31, 2015.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$226	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	616	611
Amortization of deferred financing costs and original issue discounts	4	5
Gain on sales of rental equipment	(102)	(108)
Gain on sales of non-rental equipment	(1)	(4)
Stock compensation expense, net	22	25
Merger related costs	—	(26)
Restructuring charge	4	1
Loss on repurchase/redemption of debt securities and amendment of ABL facility	26	123
Excess tax benefits from share-based payment arrangements	(53)	—
Increase in deferred taxes	69	70
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	68	37
Increase in inventory	(2)	(3)
Decrease (increase) in prepaid expenses and other assets	64	(3)
Increase in accounts payable	337	401
Decrease in accrued expenses and other liabilities	(31)	(80)
Net cash provided by operating activities	1,247	1,250
Cash Flows From Investing Activities:
Purchases of rental equipment	(722)	(1,016)
Purchases of non-rental equipment	(42)	(50)
Proceeds from sales of rental equipment	249	240
Proceeds from sales of non-rental equipment	7	8
Purchases of other companies, net of cash acquired	(14)	(58)
Net cash used in investing activities	(522)	(876)
Cash Flows From Financing Activities:
Proceeds from debt	3,964	5,907
Payments of debt	(4,320)	(5,647)
Payment of contingent consideration	—	(52)
Proceeds from the exercise of common stock options	—	1
Common stock repurchased	(336)	(501)
Payments of financing costs	(12)	(26)
Excess tax benefits from share-based payment arrangements	53	—
Net cash used in financing activities	(651)	(318)
Effect of foreign exchange rates	12	(14)
Net increase in cash and cash equivalents	86	42
Cash and cash equivalents at beginning of period	179	158
Cash and cash equivalents at end of period	$265	$200
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3	$30
Cash paid for interest	219	253
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
Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our financial statements.
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
The trench, power and pump segment includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment and iii) pumps primarily used by municipalities, industrial plants, and mining, construction, and agribusiness customers. The trench, power and pump segment is comprised of the following regions, each of which primarily rents the corresponding equipment type described above: (i) the Trench Safety region, (ii) the Power and HVAC region, and (iii) the Pump Solutions region. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2016
Equipment rentals	$1,015	$189	$1,204
Sales of rental equipment	125	9	134
Sales of new equipment	31	5	36
Contractor supplies sales	17	5	22
Service and other revenues	22	3	25
Total revenue	1,210	211	1,421
Depreciation and amortization expense	259	47	306
Equipment rentals gross profit	417	89	506
Three Months Ended June 30, 2015
Equipment rentals	$1,048	$172	$1,220
Sales of rental equipment	116	8	124
Sales of new equipment	35	4	39
Contractor supplies sales	18	3	21
Service and other revenues	23	2	25
Total revenue	1,240	189	1,429
Depreciation and amortization expense	264	43	307
Equipment rentals gross profit	456	79	535
Six Months Ended June 30, 2016
Equipment rentals	$1,970	$351	$2,321
Sales of rental equipment	231	18	249
Sales of new equipment	57	9	66
Contractor supplies sales	33	8	41
Service and other revenues	48	6	54
Total revenue	2,339	392	2,731
Depreciation and amortization expense	525	91	616
Equipment rentals gross profit	774	157	931
Capital expenditures	692	72	764
Six Months Ended June 30, 2015
Equipment rentals	$2,024	$321	$2,345
Sales of rental equipment	224	16	240
Sales of new equipment	61	11	72
Contractor supplies sales	33	6	39
Service and other revenues	42	6	48
Total revenue	2,384	360	2,744
Depreciation and amortization expense	526	85	611
Equipment rentals gross profit	839	142	981
Capital expenditures	949	117	1,066

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2016	December 31, 2015
Total reportable segment assets
General rentals	$10,594	$10,561
Trench, power and pump	1,526	1,522
Total assets	$12,120	$12,083

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total equipment rentals gross profit	$506	$535	$931	$981
Gross profit from other lines of business	84	83	159	161
Selling, general and administrative expenses	(177)	(175)	(354)	(356)
Merger related costs	—	(1)	—	26
Restructuring charge	(2)	—	(4)	(1)
Non-rental depreciation and amortization	(64)	(67)	(131)	(136)
Interest expense, net	(132)	(232)	(239)	(353)
Other income, net	2	6	2	9
Income before provision for income taxes	$217	$149	$364	$331
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
The table below provides certain information concerning our restructuring charges for the six months ended June 30, 2016:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
Description	December 31, 2015			June 30, 2016
Closed Restructuring Programs
Branch closure charges	$13	$(1)	$(2)	$10
Severance costs	—	—	—	—
Total	$13	$(1)	$(2)	$10
2015-2016 Cost Savings Restructuring Program
Branch closure charges	$—	$3	$(1)	$2
Severance costs	3	2	(3)	2
Total	$3	$5	$(4)	$4
Total
Branch closure charges	$13	$2	$(3)	$12
Severance costs	3	2	(3)	2
Total	$16	$4	$(6)	$14

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
4. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the six months ended June 30, 2016 and 2015, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At June 30, 2016, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the six months ended June 30, 2016, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. There were no outstanding forward contracts to purchase Canadian dollars at June 30, 2016.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at June 30, 2016 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of June 30, 2016, we had outstanding fixed price swap contracts covering 10.2 million gallons of diesel which will be purchased throughout 2016 and 2017.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of June 30, 2016, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred. During the three and six months ended June 30, 2016, forward contracts were used to purchase $251 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and six months ended June 30, 2016. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As of June 30, 2016 and December 31, 2015, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015 was as follows:

		Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(2)	$(6)	(1)	$(9)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	3	(3)	—	—
		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(4)	$(11)	(3)	$(16)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	3	(3)	—	—

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.4 million and 2.8 million gallons of diesel covered by the fixed price swaps during the three months ended June 30, 2016 and 2015, respectively, and the use of 5.0 million and 5.4 million gallons and of diesel covered by the fixed price swaps during the six months ended June 30, 2016 and 2015, respectively. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
As of June 30, 2016 and December 31, 2015, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of June 30, 2016 and December 31, 2015, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of June 30, 2016, we have fixed price swap contracts that mature throughout 2016 and 2017 covering 10.2 million gallons of diesel which we will buy at the average contract price of $2.68 per gallon, while the average forward price for the hedged gallons was $2.55 per gallon as of June 30, 2016.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and capital leases approximated their book values as of June 30, 2016 and December 31, 2015. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2016 and December 31, 2015 have been calculated based upon available market information, and were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$5,802	$5,975	$5,916	$6,030

6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2016	December 31, 2015
Accounts Receivable Securitization Facility (1)	$544	$571
$2.5 billion ABL Facility (2)	1,410	1,579
7 3/8 percent Senior Notes (3)	198	740
8 1/4 percent Senior Notes (3)	—	315
7 5/8 percent Senior Notes	1,308	1,306
6 1/8 percent Senior Notes	936	937
4 5/8 percent Senior Secured Notes	990	989
5 3/4 percent Senior Notes	839	838
5 1/2 percent Senior Notes	792	791
5 7/8 percent Senior Notes (4)	739	—
Capital leases	85	96
Total debt	7,841	8,162
Less short-term portion (5)	(576)	(607)
Total long-term debt	$7,265	$7,555
 ___________________

(1)
At June 30, 2016, $16 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 1.1 percent at June 30, 2016. During the six months ended June 30, 2016, the monthly average amount outstanding under the accounts receivable securitization facility was $521, and the weighted-average interest rate thereon was 1.1 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the six months ended June 30, 2016 was $544. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of June 30, 2016, there were $560 of receivables, net of applicable reserves, in the collateral pool.

(2)
At June 30, 2016, $1.0 billion was available under our ABL facility, net of $37 of letters of credit. The interest rate applicable to the ABL facility was 2.0 percent at June 30, 2016. During the six months ended June 30, 2016, the monthly average amount outstanding under the ABL facility was $1.3 billion, and the weighted-average interest rate thereon was 2.2 percent. The maximum month-end amount outstanding under the ABL facility during the six months ended June 30, 2016 was $1.6 billion. In June 2016, the ABL facility was amended, primarily to extend the maturity date. All amounts borrowed under the ABL facility must be repaid by June 2021.

(3)
In May 2016, we redeemed all of our 8 1/4 percent Senior Notes and $550 principal amount of our 7 3/8 percent Senior Notes. Upon redemption, we recognized an aggregate loss of $25 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the notes. In August 2016, we expect to redeem the remaining $200 principal amount of our 7 3/8 percent Senior Notes using borrowings available under our ABL facility. We expect to recognize a loss representing the difference between the net carrying amount and the total purchase price of the notes of approximately $10 in interest expense, net upon redemption.

(4)
In May 2016, URNA issued $750 aggregate principal amount of 5 7/8 percent Senior Notes (the “5 7/8 percent Notes”) which are due September 15, 2026. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 5 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 7/8 percent Notes may be redeemed on or after September 15, 2021, at specified redemption prices that range from 102.938 percent in 2021, to 100 percent in 2024 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(5)	As of June 30, 2016, our short-term debt primarily reflects $544 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of June 30, 2016, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders	$134	$86	226	201
Denominator:
Denominator for basic earnings per share—weighted-average common shares	88,095	96,647	89,303	96,896
Effect of dilutive securities:
Employee stock options	271	298	267	318
4 percent Convertible Senior Notes	—	605	—	894
Restricted stock units	107	197	139	308
Denominator for diluted earnings per share—adjusted weighted-average common shares	88,473	97,747	89,709	98,416
Basic earnings per share	$1.52	$0.89	$2.53	$2.07
Diluted earnings per share	$1.52	$0.88	$2.52	$2.04

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and, as of June 30, 2016 and/or December 31, 2015, had outstanding (i) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (ii) certain indebtedness that was guaranteed only by the guarantor subsidiaries (specifically, the 8 1/4 percent Senior Notes). As discussed in note 6 to the condensed consolidated financial statements, in May 2016, all of the 8 1/4 percent Senior Notes were redeemed. Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of June 30, 2016, the amount available for distribution under the most restrictive of these covenants was $312. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of June 30, 2016, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $564.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$8	$—	$257	$—	$—	$265
Accounts receivable, net	—	37	—	91	739	—	867
Intercompany receivable (payable)	252	(49)	(189)	(124)	—	110	—
Inventory	—	64	—	7	—	—	71
Prepaid expenses and other assets	—	48	—	13	—	—	61
Total current assets	252	108	(189)	244	739	110	1,264
Rental equipment, net	—	5,807	—	518	—	—	6,325
Property and equipment, net	40	329	21	47	—	—	437
Investments in subsidiaries	1,231	997	988	—	—	(3,216)	—
Goodwill	—	3,004	—	255	—	—	3,259
Other intangible assets, net	—	760	—	65	—	—	825
Other long-term assets	3	7	—	—	—	—	10
Total assets	$1,526	$11,012	$820	$1,129	$739	$(3,106)	$12,120
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$28	$—	$3	$544	$—	$576
Accounts payable	—	574	—	35	—	—	609
Accrued expenses and other liabilities	—	290	13	20	—	—	323
Total current liabilities	1	892	13	58	544	—	1,508
Long-term debt	3	7,138	115	9	—	—	7,265
Deferred taxes	20	1,696	—	74	—	—	1,790
Other long-term liabilities	—	55	—	—	—	—	55
Total liabilities	24	9,781	128	141	544	—	10,618
Total stockholders’ equity (deficit)	1,502	1,231	692	988	195	(3,106)	1,502
Total liabilities and stockholders’ equity (deficit)	$1,526	$11,012	$820	$1,129	$739	$(3,106)	$12,120

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,103	$—	$101	$—	$—	$1,204
Sales of rental equipment	—	117	—	17	—	—	134
Sales of new equipment	—	31	—	5	—	—	36
Contractor supplies sales	—	18	—	4	—	—	22
Service and other revenues	—	22	—	3	—	—	25
Total revenues	—	1,291	—	130	—	—	1,421
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	407	—	49	—	—	456
Depreciation of rental equipment	—	219	—	23	—	—	242
Cost of rental equipment sales	—	70	—	9	—	—	79
Cost of new equipment sales	—	25	—	4	—	—	29
Cost of contractor supplies sales	—	12	—	3	—	—	15
Cost of service and other revenues	—	10	—	—	—	—	10
Total cost of revenues	—	743	—	88	—	—	831
Gross profit	—	548	—	42	—	—	590
Selling, general and administrative expenses	2	155	—	18	2	—	177
Merger related costs	—	—	—	—	—	—	—
Restructuring charge	—	1	—	1	—	—	2
Non-rental depreciation and amortization	4	54	—	6	—	—	64
Operating (loss) income	(6)	338	—	17	(2)	—	347
Interest (income) expense, net	(1)	133	—	—	1	(1)	132
Other (income) expense, net (1)	(116)	124	—	11	(21)	—	(2)
Income before provision for income taxes	111	81	—	6	18	1	217
Provision for income taxes	42	32	—	2	7	—	83
Income before equity in net earnings (loss) of subsidiaries	69	49	—	4	11	1	134
Equity in net earnings (loss) of subsidiaries	65	16	4	—	—	(85)	—
Net income (loss)	134	65	4	4	11	(84)	134
Other comprehensive (loss) income	—	—	(2)	(2)	—	4	—
Comprehensive income (loss)	$134	$65	$2	$2	$11	$(80)	$134

(1)
Other (income) expense, net includes the royalties Holdings receives from URNA and its subsidiaries as discussed below (see Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,100	$—	$120	$—	$—	$1,220
Sales of rental equipment	—	106	—	18	—	—	124
Sales of new equipment	—	34	—	5	—	—	39
Contractor supplies sales	—	18	—	3	—	—	21
Service and other revenues	—	22	—	3	—	—	25
Total revenues	—	1,280	—	149	—	—	1,429
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	389	—	56	—	—	445
Depreciation of rental equipment	—	216	—	24	—	—	240
Cost of rental equipment sales	—	58	—	10	—	—	68
Cost of new equipment sales	—	29	—	4	—	—	33
Cost of contractor supplies sales	—	13	—	2	—	—	15
Cost of service and other revenues	—	9	—	1	—	—	10
Total cost of revenues	—	714	—	97	—	—	811
Gross profit	—	566	—	52	—	—	618
Selling, general and administrative expenses	(4)	153	—	18	8	—	175
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	—	—	—	—	—	—
Non-rental depreciation and amortization	4	57	—	6	—	—	67
Operating income (loss)	—	355	—	28	(8)	—	375
Interest expense (income), net	—	232	—	1	1	(2)	232
Other (income) expense, net (1)	(38)	55	—	2	(25)	—	(6)
Income before provision for income taxes	38	68	—	25	16	2	149
Provision for income taxes	18	28	2	9	6	—	63
Income (loss) before equity in net earnings (loss) of subsidiaries	20	40	(2)	16	10	2	86
Equity in net earnings (loss) of subsidiaries	66	26	16	—	—	(108)	—
Net income (loss)	86	66	14	16	10	(106)	86
Other comprehensive income (loss)	17	17	16	13	—	(46)	17
Comprehensive income (loss)	$103	$83	$30	$29	$10	$(152)	$103

(1)
Other (income) expense, net includes the royalties Holdings receives from URNA and its subsidiaries as discussed below (see Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$2,127	$—	$194	$—	$—	$2,321
Sales of rental equipment	—	221	—	28	—	—	249
Sales of new equipment	—	58	—	8	—	—	66
Contractor supplies sales	—	35	—	6	—	—	41
Service and other revenues	—	47	—	7	—	—	54
Total revenues	—	2,488	—	243	—	—	2,731
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	811	—	94	—	—	905
Depreciation of rental equipment	—	440	—	45	—	—	485
Cost of rental equipment sales	—	132	—	15	—	—	147
Cost of new equipment sales	—	48	—	6	—	—	54
Cost of contractor supplies sales	—	24	—	4	—	—	28
Cost of service and other revenues	—	19	—	3	—	—	22
Total cost of revenues	—	1,474	—	167	—	—	1,641
Gross profit	—	1,014	—	76	—	—	1,090
Selling, general and administrative expenses	8	299	—	37	10	—	354
Merger related costs	—	—	—	—	—	—	—
Restructuring charge	—	3	—	1	—	—	4
Non-rental depreciation and amortization	8	111	—	12	—	—	131
Operating (loss) income	(16)	601	—	26	(10)	—	601
Interest (income) expense, net	(3)	239	1	1	3	(2)	239
Other (income) expense, net (1)	(222)	246	—	20	(46)	—	(2)
Income (loss) before provision for income taxes	209	116	(1)	5	33	2	364
Provision for income taxes	79	45	—	1	13	—	138
Income (loss) before equity in net earnings (loss) of subsidiaries	130	71	(1)	4	20	2	226
Equity in net earnings (loss) of subsidiaries	96	25	4	—	—	(125)	—
Net income (loss)	226	96	3	4	20	(123)	226
Other comprehensive income (loss)	63	63	60	48	—	(171)	63
Comprehensive income (loss)	$289	$159	$63	$52	$20	$(294)	$289

(1)
Other (income) expense, net includes the royalties Holdings receives from URNA and its subsidiaries as discussed below (see Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$2,098	$—	$247	$—	$—	$2,345
Sales of rental equipment	—	212	—	28	—	—	240
Sales of new equipment	—	63	—	9	—	—	72
Contractor supplies sales	—	34	—	5	—	—	39
Service and other revenues	—	41	—	7	—	—	48
Total revenues	—	2,448	—	296	—	—	2,744
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	773	—	116	—	—	889
Depreciation of rental equipment	—	427	—	48	—	—	475
Cost of rental equipment sales	—	117	—	15	—	—	132
Cost of new equipment sales	—	53	—	7	—	—	60
Cost of contractor supplies sales	—	24	—	3	—	—	27
Cost of service and other revenues	—	15	—	4	—	—	19
Total cost of revenues	—	1,409	—	193	—	—	1,602
Gross profit	—	1,039	—	103	—	—	1,142
Selling, general and administrative expenses	(1)	304	—	38	15	—	356
Merger related costs	—	(26)	—	—	—	—	(26)
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	8	116	—	12	—	—	136
Operating (loss) income	(7)	644	—	53	(15)	—	675
Interest (income) expense, net	(1)	351	2	2	2	(3)	353
Other (income) expense, net (1)	(73)	107	1	3	(47)	—	(9)
Income (loss) before provision for income taxes	67	186	(3)	48	30	3	331
Provision for income taxes	31	71	—	16	12	—	130
Income (loss) before equity in net earnings (loss) of subsidiaries	36	115	(3)	32	18	3	201
Equity in net earnings (loss) of subsidiaries	165	50	32	—	—	(247)	—
Net income (loss)	201	165	29	32	18	(244)	201
Other comprehensive (loss) income	(72)	(72)	(74)	(58)	—	204	(72)
Comprehensive income (loss)	$129	$93	$(45)	$(26)	$18	$(40)	$129

(1)
Other (income) expense, net includes the royalties Holdings receives from URNA and its subsidiaries as discussed below (see Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$2	$1,096	$(1)	$84	$66	$—	$1,247
Net cash (used in) provided by investing activities	(2)	(522)	—	2	—	—	(522)
Net cash (used in) provided by financing activities	—	(584)	1	(2)	(66)	—	(651)
Effect of foreign exchange rates	—	—	—	12	—	—	12
Net (decrease) increase in cash and cash equivalents	—	(10)	—	96	—	—	86
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$8	$—	$257	$—	$—	$265
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$6	$1,069	$1	$144	$30	$—	$1,250
Net cash used in investing activities	(6)	(793)	—	(77)	—	—	(876)
Net cash used in financing activities	—	(280)	(1)	(7)	(30)	—	(318)
Effect of foreign exchange rates	—	—	—	(14)	—	—	(14)
Net (decrease) increase in cash and cash equivalents	—	(4)	—	46	—	—	42
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$4	$—	$196	$—	$—	$200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 895 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $8.9 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,200 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2016.
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

For the six months ended June 30, 2016, equipment rental revenue decreased 1.0 percent as compared to the same period in 2015, primarily reflecting a 2.8 percent increase in the volume of OEC on rent, which included the adverse impact of currency, offset by a 2.6 percent rental rate decrease. Excluding the adverse impact from currency, rental revenue would have decreased 0.4 percent year-over-year. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. We expect the combination of recent industry fleet expansion and continuing softness in Canada and the oil and gas sector to continue to place pressure on volume and pricing, though we expect 2016 to reflect solid industry growth. We believe that the factors that contribute to the rental rate pressures are largely temporary. During the six months ended June 30, 2016 we experienced strong demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent.

Although we experienced rate pressures during the six months ended June 30, 2016 and expect that these pressures will continue for the remainder of 2016, we also achieved month-over-month sequential rate increases during the months of May and June, which represented the first sequential rate increases in 16 months. In light of the sequential rate increases, we updated our rental rate forecast for 2016 to reflect a smaller expected full year decrease. While the improved rental rate forecast reflects positive progression in our recent monthly rental rates, in light of continuing market uncertainty, we also updated our 2016 forecast to reflect an offsetting decrease in time utilization.
Financial Overview
During 2015 and 2016, we have taken, or will take, the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Redeemed all of our 5 3/4 percent Senior Secured Notes, 8 3/8 percent Senior Subordinated Notes and 8 1/4 percent Senior Notes;

•
Redeemed $550 principal amount of our 7 3/8 percent Senior Notes. In August 2016, we expect to redeem the remaining $200 principal amount of our 7 3/8 percent Senior Notes using borrowings available under our ABL facility;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes;

•	Issued $750 principal amount of 5 7/8 percent Senior Notes;

•	Amended and extended our ABL facility, and increased the size of the facility to $2.5 billion; and

•	Amended and extended our accounts receivable securitization facility, and increased the size of the facility to $625.
As of June 30, 2016, we had available liquidity of $1.32 billion, including cash and cash equivalents of $265.
Net income. Net income and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$134	$86	$226	$201
Diluted earnings per share	$1.52	$0.88	$2.52	$2.04

Net income and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entity.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Tax rate applied to items below	38.4%		38.7%		38.4%		38.9%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$—	$—	$—	$—	$17	$0.17
Merger related intangible asset amortization (2)	(24)	(0.28)	(27)	(0.27)	(51)	(0.57)	(57)	(0.57)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	—	—	—	—	—	—	1	0.01
Impact of the fair value mark-up of acquired RSC fleet (4)	(5)	(0.06)	(4)	(0.04)	(11)	(0.13)	(8)	(0.08)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	—	—	1	0.01	1	0.01
Restructuring charge (6)	(2)	(0.02)	—	—	(3)	(0.03)	(1)	(0.01)
Asset impairment charge (7)	—	—	—	—	(2)	(0.02)	—	—
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(16)	(0.18)	(74)	(0.76)	(16)	(0.18)	(75)	(0.77)

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
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net and the impact of the fair value mark-up of the acquired RSC fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$134	$86	$226	$201
Provision for income taxes	83	63	138	130
Interest expense, net	132	232	239	353
Depreciation of rental equipment	242	240	485	475
Non-rental depreciation and amortization	64	67	131	136
EBITDA	$655	$688	$1,219	$1,295
Merger related costs (1)	—	1	—	(26)
Restructuring charge (2)	2	—	4	1
Stock compensation expense, net (3)	13	11	22	25
Impact of the fair value mark-up of acquired RSC fleet (4)	9	6	18	13
Adjusted EBITDA	$679	$706	$1,263	$1,308

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$1,247	$1,250
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(4)	(5)
Gain on sales of rental equipment	102	108
Gain on sales of non-rental equipment	1	4
Merger related costs (1)	—	26
Restructuring charge (2)	(4)	(1)
Stock compensation expense, net (3)	(22)	(25)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(26)	(123)
Excess tax benefits from share-based payment arrangements	53	—
Changes in assets and liabilities	(350)	(222)
Cash paid for interest	219	253
Cash paid for income taxes, net	3	30
EBITDA	$1,219	$1,295
Add back:
Merger related costs (1)	—	(26)
Restructuring charge (2)	4	1
Stock compensation expense, net (3)	22	25
Impact of the fair value mark-up of acquired RSC fleet (4)	18	13
Adjusted EBITDA	$1,263	$1,308
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
For the three months ended June 30, 2016, EBITDA decreased $33, or 4.8 percent, and adjusted EBITDA decreased $27, or 3.8 percent. The EBITDA and adjusted EBITDA decreases primarily reflect decreased profit from equipment rentals. For the three months ended June 30, 2016, EBITDA margin decreased 200 basis points to 46.1 percent, and adjusted EBITDA margin decreased 160 basis points to 47.8 percent. The decreases in the EBITDA and adjusted EBITDA margins primarily reflect decreased margins from equipment rentals and sales of rental equipment.
For the six months ended June 30, 2016, EBITDA decreased $76, or 5.9 percent, and adjusted EBITDA decreased $45, or 3.4 percent. The EBITDA decrease primarily reflects decreased profit from equipment rentals and sales of rental equipment, and the impact of the merger credit recognized during the six months ended June 30, 2015 associated with a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets. The adjusted EBITDA decrease primarily reflects decreased profit from equipment rentals. For the six months ended June 30, 2016, EBITDA margin decreased 260 basis points to 44.6 percent, and adjusted EBITDA margin decreased 150 basis points to 46.2 percent. The decrease in the EBITDA margin primarily reflects decreased margins from equipment rentals and sales of rental equipment, and the impact of the National Pump merger credit recognized during the six months ended June 30, 2015. The decrease in the adjusted EBITDA margin primarily reflects decreased margins from equipment rentals and sales of rental equipment.

Results of Operations
As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench, power and pump. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench, power and pump segment is comprised of i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and iii) the Pump Solutions region, which rents pumps primarily used by municipalities, industrial plants, and mining, construction, and agribusiness customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench, power and pump segment operates throughout the United States and in Canada.
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended June 30, 2016, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2016
Equipment rentals	$1,015	$189	$1,204
Sales of rental equipment	125	9	134
Sales of new equipment	31	5	36
Contractor supplies sales	17	5	22
Service and other revenues	22	3	25
Total revenue	$1,210	$211	$1,421
Three Months Ended June 30, 2015
Equipment rentals	$1,048	$172	$1,220
Sales of rental equipment	116	8	124
Sales of new equipment	35	4	39
Contractor supplies sales	18	3	21
Service and other revenues	23	2	25
Total revenue	$1,240	$189	$1,429
Six Months Ended June 30, 2016
Equipment rentals	$1,970	$351	$2,321
Sales of rental equipment	231	18	249
Sales of new equipment	57	9	66
Contractor supplies sales	33	8	41
Service and other revenues	48	6	54
Total revenue	$2,339	$392	$2,731
Six Months Ended June 30, 2015
Equipment rentals	$2,024	$321	$2,345
Sales of rental equipment	224	16	240
Sales of new equipment	61	11	72
Contractor supplies sales	33	6	39
Service and other revenues	42	6	48
Total revenue	$2,384	$360	$2,744

Equipment rentals. For the three months ended June 30, 2016, equipment rentals of $1.204 billion decreased $16, or 1.3 percent, as compared to the same period in 2015, primarily reflecting a 3.0 percent increase in the volume of OEC on rent, which included the adverse impact of currency, offset by a 2.4 percent rental rate decrease. Excluding the adverse impact from currency, rental revenue would have decreased 1.0 percent year-over-year. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended June 30, 2016, during the months of May and June, we achieved the first month-over-month sequential rate increases in 16 months, and we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. Equipment rentals represented 85 percent of total revenues for the three months ended June 30, 2016.

For the six months ended June 30, 2016, equipment rentals of $2.321 billion decreased $24, or 1.0 percent, as compared to the same period in 2015, primarily reflecting a 2.8 percent increase in the volume of OEC on rent, which included the adverse impact of currency, offset by a 2.6 percent rental rate decrease. Excluding the adverse impact from currency, rental revenue would have decreased 0.4 percent year-over-year. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the six months ended June 30, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2016.

For the three months ended June 30, 2016, general rentals equipment rentals decreased $33, or 3.1 percent, as compared to the same period in 2015, primarily reflecting a 2.8 percent increase in the volume of OEC on rent, which included the adverse impact of currency, offset by decreased rental rates. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended June 30, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. For the three months ended June 30, 2016, equipment rentals represented 84 percent of total revenues for the general rentals segment.

For the six months ended June 30, 2016, general rentals equipment rentals decreased $54, or 2.7 percent, as compared to the same period in 2015, primarily reflecting a 2.8 percent increase in the volume of OEC on rent, which included the adverse impact of currency, offset by decreased rental rates. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the six months ended June 30, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. For the six months ended June 30, 2016, equipment rentals represented 84 percent of total revenues for the general rentals segment.

For the three months ended June 30, 2016, trench, power and pump equipment rentals increased $17, or 9.9 percent, as compared to the same period in 2015, primarily reflecting increased average OEC. Trench, power and pump average OEC for the three months ended June 30, 2016 increased 7.5 percent as compared to the same period in 2015. For the three months ended June 30, 2016, equipment rentals represented 90 percent of total revenues for the trench, power and pump segment.

For the six months ended June 30, 2016, trench, power and pump equipment rentals increased $30, or 9.3 percent, as compared to the same period in 2015, primarily reflecting increased average OEC. Trench, power and pump average OEC for the six months ended June 30, 2016 increased 9.1 percent as compared to the same period in 2015. For the six months ended June 30, 2016, equipment rentals represented 90 percent of total revenues for the trench, power and pump segment.
Sales of rental equipment. For the six months ended June 30, 2016, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2016, sales of rental equipment did not change significantly from the same periods in 2015.
Sales of new equipment. For the six months ended June 30, 2016, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2016, sales of new equipment did not change significantly from the same periods in 2015.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2016, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and six months ended June 30, 2016 did not change significantly from the same periods in 2015.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2016, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended June 30, 2016, service and other revenues did not change significantly from the same period in 2015. For the six months ended June 30, 2016, service and other revenues increased 12.5 percent as compared to the same period in 2015, primarily reflecting initiatives undertaken to pursue service revenues in select markets.

Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2016
Equipment Rentals Gross Profit	$417	$89	$506
Equipment Rentals Gross Margin	41.1%	47.1%	42.0%
Three Months Ended June 30, 2015
Equipment Rentals Gross Profit	$456	$79	$535
Equipment Rentals Gross Margin	43.5%	45.9%	43.9%
Six Months Ended June 30, 2016
Equipment Rentals Gross Profit	$774	$157	$931
Equipment Rentals Gross Margin	39.3%	44.7%	40.1%
Six Months Ended June 30, 2015
Equipment Rentals Gross Profit	$839	$142	$981
Equipment Rentals Gross Margin	41.5%	44.2%	41.8%

General rentals. For the three months ended June 30, 2016, equipment rentals gross profit decreased by $39 and equipment rentals gross margin decreased by 240 basis points from 2015, primarily reflecting decreased rental rates partially offset by a 110 basis point increase in time utilization. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. For the three months ended June 30, 2016 and 2015, time utilization was 69.2 percent and 68.1 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended June 30, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.8 percent increase in the volume of OEC on rent.

For the six months ended June 30, 2016, equipment rentals gross profit decreased by $65 and equipment rentals gross margin decreased by 220 basis points from 2015, primarily reflecting decreased rental rates partially offset by an 80 basis point increase in time utilization. For the six months ended June 30, 2016 and 2015, time utilization was 67.5 percent and 66.7 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the six months ended June 30, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.8 percent increase in the volume of OEC on rent.
Trench, power and pump. For the three months ended June 30, 2016, equipment rentals gross profit increased by $10 and equipment rentals gross margin increased by 120 basis points from 2015. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 9.9 percent and average OEC increased 7.5 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
For the six months ended June 30, 2016, equipment rentals gross profit increased by $15 and equipment rentals gross margin increased by 50 basis points from 2015. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 9.3 percent and average OEC increased 9.1 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Total gross margin	41.5%	43.2%	(170) bps	39.9%	41.6%	(170) bps
Equipment rentals	42.0%	43.9%	(190) bps	40.1%	41.8%	(170) bps
Sales of rental equipment	41.0%	45.2%	(420) bps	41.0%	45.0%	(400) bps
Sales of new equipment	19.4%	15.4%	400 bps	18.2%	16.7%	150 bps
Contractor supplies sales	31.8%	28.6%	320 bps	31.7%	30.8%	90 bps
Service and other revenues	60.0%	60.0%	—	59.3%	60.4%	(110) bps

For the three months ended June 30, 2016, total gross margin decreased 170 basis points as compared to the same period in 2015, primarily reflecting decreased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 190 basis points, primarily reflecting a 2.4 percent rental rate decrease partially offset by a 90 basis point increase in time utilization. For the three months ended June 30, 2016 and 2015, time utilization was 67.5 percent and 66.6 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended June 30, 2016, during the months of May and June, we achieved the first month-over-month sequential rate increases in 16 months, and we also saw improving demand in many of our core markets, as evidenced by a 3.0 percent increase in the volume of OEC on rent. Gross margin from sales of rental equipment decreased 420 basis points primarily due to decreased pricing.

For the six months ended June 30, 2016, total gross margin decreased 170 basis points as compared to the same period in 2015, primarily reflecting decreased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 170 basis points, primarily reflecting a 2.6 percent rental rate decrease partially offset by a 40 basis point increase in time utilization. For the six months ended June 30, 2016 and 2015, time utilization was 65.8 percent and 65.4 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the six months ended June 30, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.8 percent increase in the volume of OEC on rent. Gross margin from sales of rental equipment decreased 400 basis points primarily due to decreased pricing.
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Selling, general and administrative ("SG&A") expense	$177	$175	1.1%	$354	$356	(0.6)%
SG&A expense as a percentage of revenue	12.5%	12.2%	30 bps	13.0%	13.0%	—
Merger related costs	—	1	(100.0)%	—	(26)	(100.0)%
Restructuring charge	2	—	—%	4	1	300.0%
Non-rental depreciation and amortization	64	67	(4.5)%	131	136	(3.7)%
Interest expense, net	132	232	(43.1)%	239	353	(32.3)%
Other income, net	(2)	(6)	(66.7)%	(2)	(9)	(77.8)%
Provision for income taxes	83	63	31.7%	138	130	6.2%
Effective tax rate	38.2%	42.3%	(410) bps	37.9%	39.3%	(140) bps
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
Interest expense, net for the three and six months ended June 30, 2016 includes an aggregate loss of $26 associated with the debt redemptions and extension of our ABL facility discussed in note 6 to the condensed consolidated financial statements. Interest expense, net for the three and six months ended June 30, 2015 includes aggregate losses of $121 and $123, respectively, associated with redemptions of some or all of our 5 3/4 percent Senior Secured Notes, 8 3/8 percent Senior Subordinated Notes and 8 1/4 percent Senior Notes. Excluding the impact of the debt redemption losses, interest expense, net for the three and six months ended June 30, 2016 decreased primarily due to lower average debt and a lower average cost of debt.
The differences between the 2016 and 2015 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. Accounts payable increased by $338, or 124.7 percent, from December 31, 2015 to June 30, 2016 primarily due to a seasonal increase in capital expenditures.
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
As of the November 30, 2015 testing date, the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount by 1 percent. Given the narrow margin by which the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount, we also performed a sensitivity analysis related to the discount rate and long-term growth rate used in the November 30, 2015 test. Specifically, we performed the sensitivity analysis by: (i) increasing the discount rate by 50 basis points and (ii) reducing the long-term growth rate by 25 basis points. The Pump Solutions reporting unit failed step one of the goodwill impairment test under the sensitivity test, and would have required step two testing to determine potential goodwill impairment. The November 30, 2015 impairment test assumed earnings growth for the Pump Solutions reporting unit over the next three years. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the Pump Solutions reporting unit could fail step one of the goodwill impairment test in a future period. No additional impairment indicators or events have been noted for the Pump Solutions reporting unit since the November 30, 2015 test that would more likely than not reduce its fair value below its carrying value. As of June 30, 2016, there was $314 of goodwill in the Pump Solutions reporting unit. We will continue to monitor the Pump Solutions reporting unit for impairment.
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
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a new $1 billion share repurchase program which commenced in November 2015. We intend to complete the $1 billion program within 18 months of its initiation in November 2015. As of July 18, 2016, we have repurchased $471 of Holdings' common stock under the $1 billion share repurchase program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2016, we had cash and cash equivalents of $265. Cash equivalents at June 30, 2016 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2016:

ABL facility:
Borrowing capacity, net of letters of credit	$1,043
Outstanding debt, net of debt issuance costs	1,410
Interest rate at June 30, 2016	2.0%
Average month-end debt outstanding	1,307
Weighted-average interest rate on average debt outstanding	2.2%
Maximum month-end debt outstanding	1,586
Accounts receivable securitization facility:
Borrowing capacity	16
Outstanding debt, net of debt issuance costs	544
Interest rate at June 30, 2016	1.1%
Average month-end debt outstanding	521
Weighted-average interest rate on average debt outstanding	1.1%
Maximum month-end debt outstanding	544
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 18, 2016 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of June 30, 2016, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2016, we (i) generated cash from operating activities of $1.300 billion excluding the excess tax benefits from share-based payment arrangements and (ii) generated cash from the sale of rental and non-rental equipment of $256. We used cash during this period principally to (i) purchase rental and non-rental equipment of $764, (ii) make debt payments, net of proceeds, of $356 and (iii) purchase shares of our common stock for $336. During the six months ended June 30, 2015, we (i) generated cash from operating activities of $1.250 billion, (ii) generated cash from the sale of rental and non-rental equipment of $248 and (iii) received cash from debt proceeds, net of payments, of $260. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.066 billion, (ii) purchase other companies for $58, (iii) pay $52 of contingent consideration associated with the April 2014 National Pump acquisition and (iv) purchase shares of our common stock for $501.
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

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$1,247	$1,250
Purchases of rental equipment	(722)	(1,016)
Purchases of non-rental equipment	(42)	(50)
Proceeds from sales of rental equipment	249	240
Proceeds from sales of non-rental equipment	7	8
Excess tax benefits from share-based payment arrangements	53	—
Free cash flow	$792	$432

Free cash flow for the six months ended June 30, 2016 was $792, an increase of $360 as compared to $432 for the six months ended June 30, 2015. Free cash flow increased primarily due to decreased purchases of rental equipment and increased net cash provided by operating activities excluding the excess tax benefits from share-based payment arrangements. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. Such benefits are recognized as a credit to additional paid-in capital, and are reported as financing cash flows. We added the excess tax benefits back to our calculation of free cash flow to generally classify cash flows from income taxes as operating cash flows. However, these excess tax benefits did not impact free cash flow for the six months ended June 30, 2016, as they do not result in increased cash flows until the associated income taxes are settled.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of June 30, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total
Debt and capital leases (1)	$560	$28	$20	$10	$4	$7,278	$7,900
Interest due on debt (2)	189	377	376	375	375	1,044	2,736
Operating leases (1):
Real estate	51	92	73	55	36	56	363
Non-rental equipment	11	38	31	25	17	9	131
Service agreements (3)	9	13	4	—	—	—	26
Purchase obligations (4)	369	—	—	—	—	—	369
Total (5)	$1,189	$548	$504	$465	$432	$8,387	$11,525

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. In August 2016, we expect to redeem the remaining $200 principal amount of our 7 3/8 percent Senior Notes using borrowings available under our ABL facility. The 7 3/8 percent Senior Notes are reflected in the table above using the 2021 maturity date of the ABL facility.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of June 30, 2016. As discussed above, in August 2016, we expect to redeem the remaining $200 principal amount of our 7 3/8 percent Senior Notes using borrowings available under our ABL facility. Interest on the 7 3/8 percent Senior Notes is reflected in the table above using the interest rate on the ABL facility and the 2021 maturity date of the ABL facility.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of June 30, 2016, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2016.

(5)	This information excludes $2 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.
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
Holdings receives royalties from URNA and its subsidiaries based upon a percent of revenue. These royalties result in intercompany receivables for Holdings. During the three months ended September 30, 2015, the royalty percent of revenue (the "royalty rate") increased from two and a half percent to eight percent. The increased royalty rate was applied retroactively to January 1, 2015, and the three and six months ended June 30, 2016 reflected the eight percent royalty rate while the three and six months ended June 30, 2015 reflected the two and a half percent royalty rate (see note 9 to our condensed consolidated financial statements). The royalty rate increased as a result of a reassessment of the benefit provided by Holdings' trademark and its business support to URNA and its subsidiaries. As of June 30, 2016, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $564.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our Canadian operations.
Interest Rate Risk. As of June 30, 2016, we had an aggregate of $2.0 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of June 30, 2016 under the ABL facility and the accounts receivable securitization facility. As of June 30, 2016, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $12 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2016, we had an aggregate of $5.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2016 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2015 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $8. During the six months ended June 30, 2016, the average Canadian exchange rate deteriorated by approximately 8 percent year-over-year. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2016 to April 30, 2016	1,023,760	(1)	$59.84	1,018,397	—
May 1, 2016 to May 31, 2016	874,345	(1)	$62.98	873,300	—
June 1, 2016 to June 30, 2016	798,004	(1)	$68.93	797,874	—
Total	2,696,109		$63.55	2,689,571	$565,479,247

(1)
In April 2016, May 2016 and June 2016, 5,363, 1,045 and 130 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4
Indenture for the 5 7/8 percent Senior Notes, dated as of May 13, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2026 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 13, 2016)

10
Amendment No.1 to Second Amended and Restated Credit Agreement, dated as of June 8, 2016, among United Rentals, Inc., United Rentals (North America) Inc. (“URNA”), the subsidiaries of the URNA party thereto as U.S. Subsidiary Borrowers, United Rentals of Canada Inc., United Rentals Financing Limited Partnership, the other guarantors party thereto, the financial institutions party thereto from time to time (the “Lenders”), Bank of America, N.A., as agent for the Lenders, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on June 8, 2016)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended June 30, 2016 filed on July 20, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	July 20, 2016	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 20, 2016	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer