Form 10-Q
period 2016-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2016-10-19
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of October 17, 2016, there were 84,224,499 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	5

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	5

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	6

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2016 (unaudited)	8

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	44

Item 1A	Risk Factors	44

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6	Exhibits	45

	Signatures	46

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

•
our significant indebtedness (which totaled $8.0 billion at September 30, 2016) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$297	$179
Accounts receivable, net of allowance for doubtful accounts of $55 at September 30, 2016 and December 31, 2015	929	930
Inventory	72	69
Prepaid expenses and other assets	56	116
Total current assets	1,354	1,294
Rental equipment, net	6,427	6,186
Property and equipment, net	435	445
Goodwill	3,267	3,243
Other intangible assets, net	782	905
Other long-term assets	10	10
Total assets	$12,275	$12,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$609	$607
Accounts payable	409	271
Accrued expenses and other liabilities	402	355
Total current liabilities	1,420	1,233
Long-term debt	7,393	7,555
Deferred taxes	1,863	1,765
Other long-term liabilities	60	54
Total liabilities	10,736	10,607
Common stock—$0.01 par value, 500,000,000 shares authorized, 111,944,470 and 84,687,234 shares issued and outstanding, respectively, at September 30, 2016 and 111,586,585 and 91,776,436 shares issued and outstanding, respectively, at December 31, 2015	1	1
Additional paid-in capital	2,270	2,197
Retained earnings	1,501	1,088
Treasury stock at cost—27,257,236 and 19,810,149 shares at September 30, 2016 and December 31, 2015, respectively	(2,037)	(1,560)
Accumulated other comprehensive loss	(196)	(250)
Total stockholders’ equity	1,539	1,476
Total liabilities and stockholders’ equity	$12,275	$12,083
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals	$1,322	$1,326	$3,643	$3,671
Sales of rental equipment	112	141	361	381
Sales of new equipment	30	38	96	110
Contractor supplies sales	19	21	60	60
Service and other revenues	25	24	79	72
Total revenues	1,508	1,550	4,239	4,294
Cost of revenues:
Cost of equipment rentals, excluding depreciation	486	470	1,391	1,359
Depreciation of rental equipment	250	249	735	724
Cost of rental equipment sales	68	85	215	217
Cost of new equipment sales	25	31	79	91
Cost of contractor supplies sales	13	15	41	42
Cost of service and other revenues	10	10	32	29
Total cost of revenues	852	860	2,493	2,462
Gross profit	656	690	1,746	1,832
Selling, general and administrative expenses	179	178	533	534
Merger related costs	—	—	—	(26)
Restructuring charge	4	—	8	1
Non-rental depreciation and amortization	61	66	192	202
Operating income	412	446	1,013	1,121
Interest expense, net	110	107	349	460
Other income, net	(1)	(1)	(3)	(10)
Income before provision for income taxes	303	340	667	671
Provision for income taxes	116	125	254	255
Net income	$187	$215	$413	$416
Basic earnings per share	$2.18	$2.28	$4.68	$4.33
Diluted earnings per share	$2.16	$2.25	$4.66	$4.27
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$187	$215	$413	$416
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	(71)	51	(144)
Fixed price diesel swaps	—	(1)	3	—
Other comprehensive (loss) income	(9)	(72)	54	(144)
Comprehensive income (1)	$178	$143	$467	$272

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive (loss) income during 2016 or 2015. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive (loss) income during 2016 or 2015.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive (Loss) Income (2)
Balance at December 31, 2015	92	$1	$2,197	$1,088	20	$(1,560)	$(250)
Net income				413
Foreign currency translation adjustments							51
Fixed price diesel swaps							3
Stock compensation expense, net			33
Shares repurchased and retired			(11)
Repurchase of common stock	(7)				7	(477)
Excess tax benefits from share-based payment arrangements, net			51
Balance at September 30, 2016	85	$1	$2,270	$1,501	27	$(2,037)	$(196)

(1)Common stock outstanding decreased by approximately 6 million net shares during the year ended December 31, 2015.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$413	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	927	926
Amortization of deferred financing costs and original issue discounts	7	8
Gain on sales of rental equipment	(146)	(164)
Gain on sales of non-rental equipment	(3)	(6)
Stock compensation expense, net	33	37
Merger related costs	—	(26)
Restructuring charge	8	1
Loss on repurchase/redemption of debt securities and amendment of ABL facility	36	123
Excess tax benefits from share-based payment arrangements	(53)	(57)
Increase in deferred taxes	90	94
Changes in operating assets and liabilities, net of amounts acquired:
Decrease (increase) in accounts receivable	7	(72)
Increase in inventory	(3)	—
Decrease in prepaid expenses and other assets	75	17
Increase in accounts payable	137	195
Increase in accrued expenses and other liabilities	102	65
Net cash provided by operating activities	1,630	1,557
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,145)	(1,425)
Purchases of non-rental equipment	(65)	(76)
Proceeds from sales of rental equipment	361	381
Proceeds from sales of non-rental equipment	12	14
Purchases of other companies, net of cash acquired	(28)	(86)
Net cash used in investing activities	(865)	(1,192)
Cash Flows From Financing Activities:
Proceeds from debt	5,812	7,453
Payments of debt	(6,021)	(7,093)
Payment of contingent consideration	—	(52)
Proceeds from the exercise of common stock options	—	1
Common stock repurchased	(488)	(667)
Payments of financing costs	(12)	(27)
Excess tax benefits from share-based payment arrangements	53	57
Net cash used in financing activities	(656)	(328)
Effect of foreign exchange rates	9	(24)
Net increase in cash and cash equivalents	118	13
Cash and cash equivalents at beginning of period	179	158
Cash and cash equivalents at end of period	$297	$171
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$14	$55
Cash paid for interest	294	304
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
Statement of Cash Flows. In August 2016, the FASB issued guidance to reduce the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8)

separately identifiable cash flows and application of predominance principle. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires retrospective adoption. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2016
Equipment rentals	$1,097	$225	$1,322
Sales of rental equipment	103	9	112
Sales of new equipment	27	3	30
Contractor supplies sales	16	3	19
Service and other revenues	23	2	25
Total revenue	1,266	242	1,508
Depreciation and amortization expense	266	45	311
Equipment rentals gross profit	469	117	586
Three Months Ended September 30, 2015
Equipment rentals	$1,120	$206	$1,326
Sales of rental equipment	132	9	141
Sales of new equipment	33	5	38
Contractor supplies sales	18	3	21
Service and other revenues	23	1	24
Total revenue	1,326	224	1,550
Depreciation and amortization expense	272	43	315
Equipment rentals gross profit	500	107	607
Nine Months Ended September 30, 2016
Equipment rentals	$3,067	$576	$3,643
Sales of rental equipment	334	27	361
Sales of new equipment	84	12	96
Contractor supplies sales	49	11	60
Service and other revenues	71	8	79
Total revenue	3,605	634	4,239
Depreciation and amortization expense	791	136	927
Equipment rentals gross profit	1,243	274	1,517
Capital expenditures	1,086	124	1,210
Nine Months Ended September 30, 2015
Equipment rentals	$3,144	$527	$3,671
Sales of rental equipment	356	25	381
Sales of new equipment	94	16	110
Contractor supplies sales	51	9	60
Service and other revenues	65	7	72
Total revenue	3,710	584	4,294
Depreciation and amortization expense	798	128	926
Equipment rentals gross profit	1,339	249	1,588
Capital expenditures	1,325	176	1,501

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2016	December 31, 2015
Total reportable segment assets
General rentals	$10,731	$10,561
Trench, power and pump	1,544	1,522
Total assets	$12,275	$12,083

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total equipment rentals gross profit	$586	$607	$1,517	$1,588
Gross profit from other lines of business	70	83	229	244
Selling, general and administrative expenses	(179)	(178)	(533)	(534)
Merger related costs	—	—	—	26
Restructuring charge	(4)	—	(8)	(1)
Non-rental depreciation and amortization	(61)	(66)	(192)	(202)
Interest expense, net	(110)	(107)	(349)	(460)
Other income, net	1	1	3	10
Income before provision for income taxes	$303	$340	$667	$671
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
2015-2016 Cost Savings Restructuring Program
In the fourth quarter of 2015, we initiated a restructuring program in response to challenges in our operating environment. In particular, during 2015, we experienced volume and pricing pressure in our general rental business and our Pump Solutions region associated with upstream oil and gas customers. Additionally, our Lean initiatives did not fully generate the anticipated cost savings due to lower than expected growth. Though we expect solid industry growth in the foreseeable future, the restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. We expect to complete the restructuring program in 2016, and expect the total costs incurred under the program to be approximately $20, including $11 recognized through September 30, 2016.
The table below provides certain information concerning our restructuring charges for the nine months ended September 30, 2016:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
Description	December 31, 2015			September 30, 2016
Closed Restructuring Programs
Branch closure charges	$13	$1	$(5)	$9
Severance costs	—	—	—	—
Total	$13	$1	$(5)	$9
2015-2016 Cost Savings Restructuring Program
Branch closure charges	$—	$3	$—	$3
Severance costs	3	4	(6)	1
Total	$3	$7	$(6)	$4
Total
Branch closure charges	$13	$4	$(5)	$12
Severance costs	3	4	(6)	1
Total	$16	$8	$(11)	$13

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
4. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the nine months ended September 30, 2016 and 2015, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At September 30, 2016, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the nine months ended September 30, 2016, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. There were no outstanding forward contracts to purchase Canadian dollars at September 30, 2016.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at September 30, 2016 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of September 30, 2016, we had outstanding fixed price swap contracts covering 9.8 million gallons of diesel which will be purchased throughout 2016, 2017 and 2018.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of September 30, 2016, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred. During the three and nine months ended September 30, 2016, forward contracts were used to purchase $301 and $552 Canadian dollars, respectively, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and nine months ended September 30, 2016. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As of September 30, 2016 and December 31, 2015, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 was as follows:

		Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(1)	$(6)	(2)	$(7)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(4)	4	(5)	5
		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(5)	$(17)	(5)	$(23)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(1)	1	(5)	5

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.7 million and 2.8 million gallons of diesel covered by the fixed price swaps during the three months ended September 30, 2016 and 2015, respectively, and the use of 7.7 million and 8.2 million gallons and of diesel covered by the fixed price swaps during the nine months ended September 30, 2016 and 2015, respectively. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
As of September 30, 2016 and December 31, 2015, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of September 30, 2016 and December 31, 2015, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of September 30, 2016, we have fixed price swap contracts that mature throughout 2016, 2017 and 2018 covering 9.8 million gallons of diesel which we will buy at the average contract price of $2.60 per gallon, while the average forward price for the hedged gallons was $2.56 per gallon as of September 30, 2016.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and capital leases approximated their book values as of September 30, 2016 and December 31, 2015. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2016 and December 31, 2015 have been calculated based upon available market information, and were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$5,605	$5,855	$5,916	$6,030

6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2016	December 31, 2015
Accounts Receivable Securitization Facility (1)	$579	$571
$2.5 billion ABL Facility (2)	1,737	1,579
7 3/8 percent Senior Notes (3)	—	740
8 1/4 percent Senior Notes (3)	—	315
7 5/8 percent Senior Notes	1,308	1,306
6 1/8 percent Senior Notes	936	937
4 5/8 percent Senior Secured Notes	990	989
5 3/4 percent Senior Notes	839	838
5 1/2 percent Senior Notes	792	791
5 7/8 percent Senior Notes (4)	740	—
Capital leases	81	96
Total debt	8,002	8,162
Less short-term portion (5)	(609)	(607)
Total long-term debt	$7,393	$7,555
 ___________________

(1)
In August 2016, the accounts receivable securitization facility was amended, primarily to extend the maturity date. The amended facility expires on August 29, 2017 and may be further extended on a 364-day basis by mutual agreement with the purchasers under the accounts receivable securitization facility. At September 30, 2016, $44 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 1.4 percent at September 30, 2016. During the nine months ended September 30, 2016, the monthly average amount outstanding under the accounts receivable securitization facility was $539, and the weighted-average interest rate thereon was 1.2 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the nine months ended September 30, 2016 was $580. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of September 30, 2016, there were $623 of receivables, net of applicable reserves, in the collateral pool.

(2)
At September 30, 2016, $716 was available under our ABL facility, net of $37 of letters of credit. The interest rate applicable to the ABL facility was 2.0 percent at September 30, 2016. During the nine months ended September 30, 2016, the monthly average amount outstanding under the ABL facility was $1.4 billion, and the weighted-average interest rate thereon was 2.1 percent. The maximum month-end amount outstanding under the ABL facility during the nine months ended September 30, 2016 was $1.7 billion. In June 2016, the ABL facility was amended, primarily to extend the maturity date. All amounts borrowed under the ABL facility must be repaid by June 2021.

(3)
In May 2016, we redeemed all of our 8 1/4 percent Senior Notes and $550 principal amount of our 7 3/8 percent Senior Notes. Upon redemption, we recognized an aggregate loss of $25 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the notes. In August 2016, we redeemed the remaining $200 principal amount of our 7 3/8 percent Senior Notes using borrowings available under our ABL facility. We recognized a loss representing the difference between the net carrying amount and the total purchase price of the notes of $10 in interest expense, net upon redemption.

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

(5)	As of September 30, 2016, our short-term debt primarily reflects $579 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of September 30, 2016, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders	$187	$215	413	416
Denominator:
Denominator for basic earnings per share—weighted-average common shares	85,945	94,213	88,175	95,992
Effect of dilutive securities:
Employee stock options	278	291	281	311
4 percent Convertible Senior Notes	—	574	—	786
Restricted stock units	222	113	168	196
Denominator for diluted earnings per share—adjusted weighted-average common shares	86,445	95,191	88,624	97,285
Basic earnings per share	$2.18	$2.28	$4.68	$4.33
Diluted earnings per share	$2.16	$2.25	$4.66	$4.27

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and, as of September 30, 2016 and/or December 31, 2015, had outstanding (i) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (ii) certain indebtedness that was guaranteed only by the guarantor subsidiaries (specifically, the 8 1/4 percent Senior Notes). As discussed in note 6 to the condensed consolidated financial statements, in May 2016, all of the 8 1/4 percent Senior Notes were redeemed. Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of September 30, 2016, the amount available for distribution under the most restrictive of these covenants was $332. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of September 30, 2016, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $561.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$20	$—	$277	$—	$—	$297
Accounts receivable, net	—	25	—	97	807	—	929
Intercompany receivable (payable)	229	(29)	(190)	(121)	—	111	—
Inventory	—	65	—	7	—	—	72
Prepaid expenses and other assets	—	47	—	9	—	—	56
Total current assets	229	128	(190)	269	807	111	1,354
Rental equipment, net	—	5,929	—	498	—	—	6,427
Property and equipment, net	38	329	23	45	—	—	435
Investments in subsidiaries	1,293	1,033	990	—	—	(3,316)	—
Goodwill	—	3,014	—	253	—	—	3,267
Other intangible assets, net	—	721	—	61	—	—	782
Other long-term assets	3	7	—	—	—	—	10
Total assets	$1,563	$11,161	$823	$1,126	$807	$(3,205)	$12,275
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$26	$—	$3	$579	$—	$609
Accounts payable	—	378	—	31	—	—	409
Accrued expenses and other liabilities	—	368	14	19	1	—	402
Total current liabilities	1	772	14	53	580	—	1,420
Long-term debt	3	7,268	114	8	—	—	7,393
Deferred taxes	20	1,768	—	75	—	—	1,863
Other long-term liabilities	—	60	—	—	—	—	60
Total liabilities	24	9,868	128	136	580	—	10,736
Total stockholders’ equity (deficit)	1,539	1,293	695	990	227	(3,205)	1,539
Total liabilities and stockholders’ equity (deficit)	$1,563	$11,161	$823	$1,126	$807	$(3,205)	$12,275

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,208	$—	$114	$—	$—	$1,322
Sales of rental equipment	—	99	—	13	—	—	112
Sales of new equipment	—	28	—	2	—	—	30
Contractor supplies sales	—	17	—	2	—	—	19
Service and other revenues	—	22	—	3	—	—	25
Total revenues	—	1,374	—	134	—	—	1,508
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	435	—	51	—	—	486
Depreciation of rental equipment	—	227	—	23	—	—	250
Cost of rental equipment sales	—	61	—	7	—	—	68
Cost of new equipment sales	—	23	—	2	—	—	25
Cost of contractor supplies sales	—	11	—	2	—	—	13
Cost of service and other revenues	—	11	—	(1)	—	—	10
Total cost of revenues	—	768	—	84	—	—	852
Gross profit	—	606	—	50	—	—	656
Selling, general and administrative expenses	2	151	—	18	8	—	179
Restructuring charge	—	4	—	—	—	—	4
Non-rental depreciation and amortization	3	52	—	6	—	—	61
Operating (loss) income	(5)	399	—	26	(8)	—	412
Interest (income) expense, net	(1)	109	1	1	2	(2)	110
Other (income) expense, net	(123)	136	—	9	(23)	—	(1)
Income (loss) before provision for income taxes	119	154	(1)	16	13	2	303
Provision for income taxes	42	64	—	5	5	—	116
Income (loss) before equity in net earnings (loss) of subsidiaries	77	90	(1)	11	8	2	187
Equity in net earnings (loss) of subsidiaries	110	20	11	—	—	(141)	—
Net income (loss)	187	110	10	11	8	(139)	187
Other comprehensive (loss) income	(9)	(9)	(9)	(7)	—	25	(9)
Comprehensive income (loss)	$178	$101	$1	$4	$8	$(114)	$178

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$3,335	$—	$308	$—	$—	$3,643
Sales of rental equipment	—	320	—	41	—	—	361
Sales of new equipment	—	86	—	10	—	—	96
Contractor supplies sales	—	52	—	8	—	—	60
Service and other revenues	—	69	—	10	—	—	79
Total revenues	—	3,862	—	377	—	—	4,239
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,246	—	145	—	—	1,391
Depreciation of rental equipment	—	667	—	68	—	—	735
Cost of rental equipment sales	—	193	—	22	—	—	215
Cost of new equipment sales	—	71	—	8	—	—	79
Cost of contractor supplies sales	—	35	—	6	—	—	41
Cost of service and other revenues	—	30	—	2	—	—	32
Total cost of revenues	—	2,242	—	251	—	—	2,493
Gross profit	—	1,620	—	126	—	—	1,746
Selling, general and administrative expenses	10	450	—	55	18	—	533
Merger related costs	—	—	—	—	—	—	—
Restructuring charge	—	7	—	1	—	—	8
Non-rental depreciation and amortization	11	163	—	18	—	—	192
Operating (loss) income	(21)	1,000	—	52	(18)	—	1,013
Interest (income) expense, net	(4)	348	2	2	5	(4)	349
Other (income) expense, net	(345)	382	—	29	(69)	—	(3)
Income (loss) before provision for income taxes	328	270	(2)	21	46	4	667
Provision for income taxes	121	109	—	6	18	—	254
Income (loss) before equity in net earnings (loss) of subsidiaries	207	161	(2)	15	28	4	413
Equity in net earnings (loss) of subsidiaries	206	45	15	—	—	(266)	—
Net income (loss)	413	206	13	15	28	(262)	413
Other comprehensive income (loss)	54	54	51	41	—	(146)	54
Comprehensive income (loss)	$467	$260	$64	$56	$28	$(408)	$467

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$3,298	$—	$373	$—	$—	$3,671
Sales of rental equipment	—	336	—	45	—	—	381
Sales of new equipment	—	95	—	15	—	—	110
Contractor supplies sales	—	52	—	8	—	—	60
Service and other revenues	—	61	—	11	—	—	72
Total revenues	—	3,842	—	452	—	—	4,294
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,194	—	165	—	—	1,359
Depreciation of rental equipment	—	652	—	72	—	—	724
Cost of rental equipment sales	—	192	—	25	—	—	217
Cost of new equipment sales	—	79	—	12	—	—	91
Cost of contractor supplies sales	—	36	—	6	—	—	42
Cost of service and other revenues	—	25	—	4	—	—	29
Total cost of revenues	—	2,178	—	284	—	—	2,462
Gross profit	—	1,664	—	168	—	—	1,832
Selling, general and administrative expenses	(11)	464	2	59	20	—	534
Merger related costs	—	(26)	—	—	—	—	(26)
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	12	171	1	18	—	—	202
Operating (loss) income	(1)	1,054	(3)	91	(20)	—	1,121
Interest (income) expense, net	(2)	457	3	2	4	(4)	460
Other (income) expense, net	(348)	380	(1)	33	(74)	—	(10)
Income (loss) before provision for income taxes	349	217	(5)	56	50	4	671
Provision for income taxes	149	69	—	18	19	—	255
Income (loss) before equity in net earnings (loss) of subsidiaries	200	148	(5)	38	31	4	416
Equity in net earnings (loss) of subsidiaries	216	68	38	—	—	(322)	—
Net income (loss)	416	216	33	38	31	(318)	416
Other comprehensive (loss) income	(144)	(144)	(144)	(114)	—	402	(144)
Comprehensive income (loss)	$272	$72	$(111)	$(76)	$31	$84	$272

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$4	$1,513	$(2)	$108	$7	$—	$1,630
Net cash (used in) provided by investing activities	(4)	(862)	—	1	—	—	(865)
Net cash (used in) provided by financing activities	—	(649)	2	(2)	(7)	—	(656)
Effect of foreign exchange rates	—	—	—	9	—	—	9
Net increase in cash and cash equivalents	—	2	—	116	—	—	118
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$20	$—	$277	$—	$—	$297
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2015

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$9	$1,440	$(2)	$157	$(47)	$—	$1,557
Net cash used in investing activities	(9)	(1,062)	—	(121)	—	—	(1,192)
Net cash (used in) provided by financing activities	—	(370)	2	(7)	47	—	(328)
Effect of foreign exchange rates	—	—	—	(24)	—	—	(24)
Net increase in cash and cash equivalents	—	8	—	5	—	—	13
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$16	$—	$155	$—	$—	$171

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 890 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $9.2 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,200 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2016.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2016, we have continued our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

For the nine months ended September 30, 2016, equipment rental revenue decreased 0.8 percent as compared to the same period in 2015, primarily reflecting a 2.2 percent rental rate decrease partially offset by a 2.6 percent increase in the volume of OEC on rent, which included the adverse impact of currency. Excluding the adverse impact from currency, rental revenue would have decreased 0.3 percent year-over-year. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. We expect the combination of recent industry fleet expansion and continuing softness in Canada and the oil and gas sector to continue to place pressure on volume and pricing, though we expect solid industry growth in the foreseeable future. We believe that the factors that contribute to the rental rate pressures are largely temporary. During the nine months ended September 30, 2016 we experienced strong demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent.

Although we experienced rate pressures during the nine months ended September 30, 2016 and expect that these pressures will continue for the remainder of 2016, during the three months ended September 30, 2016, we saw continued growth on the East and West coasts of the U.S. and the start of numerous large projects, and also experienced continued growth in our trench, power and pump segment. During the three months ended September 30, 2016, the volume of OEC on rent increased 2.2 percent. In light of these indicators, we updated our full year 2016 forecast to reflect our expectations that 1) our rental rate and adjusted EBITDA, which is a non-GAAP measure as defined below, results will be in the upper range of our prior guidance and 2) net cash provided by operating activities and free cash flow, which is a non-GAAP measure as defined below, will exceed our prior guidance despite modestly higher capital spending plans.
Financial Overview
During 2015 and 2016, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Redeemed all of our 5 3/4 percent Senior Secured Notes, 8 3/8 percent Senior Subordinated Notes, 8 1/4 percent Senior Notes and 7 3/8 percent Senior Notes;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes;

•	Issued $750 principal amount of 5 7/8 percent Senior Notes;

•	Amended and extended our ABL facility, and increased the size of the facility to $2.5 billion; and

•	Amended and extended our accounts receivable securitization facility, and increased the size of the facility to $625.
As of September 30, 2016, we had available liquidity of $1.06 billion, including cash and cash equivalents of $297.
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$187	$215	$413	$416
Diluted earnings per share	$2.16	$2.25	$4.66	$4.27

Net income and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entity.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Tax rate applied to items below	38.6%		38.0%		38.4%		38.7%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$—	$—	$—	$—	$17	$0.17
Merger related intangible asset amortization (2)	(24)	(0.28)	(27)	(0.28)	(75)	(0.85)	(84)	(0.87)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	—	—	1	—	—	—	2	0.02
Impact of the fair value mark-up of acquired RSC fleet (4)	(5)	(0.05)	(4)	(0.04)	(16)	(0.18)	(12)	(0.12)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	1	—	1	0.01	2	0.02
Restructuring charge (6)	(2)	(0.02)	—	—	(5)	(0.05)	(1)	(0.01)
Asset impairment charge (7)	—	—	—	—	(2)	(0.02)	—	—
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(6)	(0.07)	—	—	(22)	(0.25)	(75)	(0.78)

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$187	$215	$413	$416
Provision for income taxes	116	125	254	255
Interest expense, net	110	107	349	460
Depreciation of rental equipment	250	249	735	724
Non-rental depreciation and amortization	61	66	192	202
EBITDA	$724	$762	$1,943	$2,057
Merger related costs (1)	—	—	—	(26)
Restructuring charge (2)	4	—	8	1
Stock compensation expense, net (3)	11	12	33	37
Impact of the fair value mark-up of acquired RSC fleet (4)	8	6	26	19
Adjusted EBITDA	$747	$780	$2,010	$2,088

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$1,630	$1,557
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(7)	(8)
Gain on sales of rental equipment	146	164
Gain on sales of non-rental equipment	3	6
Merger related costs (1)	—	26
Restructuring charge (2)	(8)	(1)
Stock compensation expense, net (3)	(33)	(37)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(36)	(123)
Excess tax benefits from share-based payment arrangements	53	57
Changes in assets and liabilities	(113)	57
Cash paid for interest	294	304
Cash paid for income taxes, net	14	55
EBITDA	$1,943	$2,057
Add back:
Merger related costs (1)	—	(26)
Restructuring charge (2)	8	1
Stock compensation expense, net (3)	33	37
Impact of the fair value mark-up of acquired RSC fleet (4)	26	19
Adjusted EBITDA	$2,010	$2,088
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
For the three months ended September 30, 2016, EBITDA decreased $38, or 5.0 percent, and adjusted EBITDA decreased $33, or 4.2 percent. The EBITDA and adjusted EBITDA decreases primarily reflect decreased profit from equipment rentals and sales of rental equipment. For the three months ended September 30, 2016, EBITDA margin decreased 120 basis points to 48.0 percent, and adjusted EBITDA margin decreased 80 basis points to 49.5 percent. The decreases in the EBITDA and adjusted EBITDA margins primarily reflect decreased margins from equipment rentals partially offset by the impact of an increase in the proportion of our revenues derived from higher margin equipment rentals.
For the nine months ended September 30, 2016, EBITDA decreased $114, or 5.5 percent, and adjusted EBITDA decreased $78, or 3.7 percent. The EBITDA decrease primarily reflects decreased profit from equipment rentals and sales of rental equipment, and the impact of the merger credit recognized during the nine months ended September 30, 2015 associated with a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets. The adjusted EBITDA decrease primarily reflects decreased profit from equipment rentals and sales of rental equipment. For the nine months ended September 30, 2016, EBITDA margin decreased 210 basis points to 45.8 percent, and adjusted EBITDA margin decreased 120 basis points to 47.4 percent. The decrease in the EBITDA margin primarily reflects decreased margins from equipment rentals and the impact of the National Pump merger credit recognized during the nine months ended September 30, 2015. The decrease in the adjusted EBITDA margin primarily reflects decreased margins from equipment rentals.

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
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended September 30, 2016, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2016
Equipment rentals	$1,097	$225	$1,322
Sales of rental equipment	103	9	112
Sales of new equipment	27	3	30
Contractor supplies sales	16	3	19
Service and other revenues	23	2	25
Total revenue	$1,266	$242	$1,508
Three Months Ended September 30, 2015
Equipment rentals	$1,120	$206	$1,326
Sales of rental equipment	132	9	141
Sales of new equipment	33	5	38
Contractor supplies sales	18	3	21
Service and other revenues	23	1	24
Total revenue	$1,326	$224	$1,550
Nine Months Ended September 30, 2016
Equipment rentals	$3,067	$576	$3,643
Sales of rental equipment	334	27	361
Sales of new equipment	84	12	96
Contractor supplies sales	49	11	60
Service and other revenues	71	8	79
Total revenue	$3,605	$634	$4,239
Nine Months Ended September 30, 2015
Equipment rentals	$3,144	$527	$3,671
Sales of rental equipment	356	25	381
Sales of new equipment	94	16	110
Contractor supplies sales	51	9	60
Service and other revenues	65	7	72
Total revenue	$3,710	$584	$4,294

Equipment rentals. For the three months ended September 30, 2016, equipment rentals of $1.322 billion decreased $4, or 0.3 percent, as compared to the same period in 2015, primarily reflecting a 1.7 percent rental rate decrease partially offset by a 2.2 percent increase in the volume of OEC on rent. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended September 30, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. Equipment rentals represented 88 percent of total revenues for the three months ended September 30, 2016.

For the nine months ended September 30, 2016, equipment rentals of $3.643 billion decreased $28, or 0.8 percent, as compared to the same period in 2015, primarily reflecting a 2.2 percent rental rate decrease partially offset by a 2.6 percent increase in the volume of OEC on rent, which included the adverse impact of currency. Excluding the adverse impact from currency, rental revenue would have decreased 0.3 percent year-over-year. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the nine months ended September 30, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2016.

For the three months ended September 30, 2016, general rentals equipment rentals decreased $23, or 2.1 percent, as compared to the same period in 2015, primarily reflecting decreased rental rates partially offset by a 2.0 percent increase in the volume of OEC on rent. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended September 30, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. For the three months ended September 30, 2016, equipment rentals represented 87 percent of total revenues for the general rentals segment.

For the nine months ended September 30, 2016, general rentals equipment rentals decreased $77, or 2.4 percent, as compared to the same period in 2015, primarily reflecting decreased rental rates partially offset by a 2.5 percent increase in the volume of OEC on rent, which included the adverse impact of currency. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the nine months ended September 30, 2016, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. For the nine months ended September 30, 2016, equipment rentals represented 85 percent of total revenues for the general rentals segment.

For the three months ended September 30, 2016, trench, power and pump equipment rentals increased $19, or 9.2 percent, as compared to the same period in 2015, primarily reflecting increases in average OEC and utilization. Trench, power and pump average OEC for the three months ended September 30, 2016 increased 4.7 percent as compared to the same period in 2015. For the three months ended September 30, 2016, equipment rentals represented 93 percent of total revenues for the trench, power and pump segment.

For the nine months ended September 30, 2016, trench, power and pump equipment rentals increased $49, or 9.3 percent, as compared to the same period in 2015, primarily reflecting increased average OEC. Trench, power and pump average OEC for the nine months ended September 30, 2016 increased 7.4 percent as compared to the same period in 2015. For the nine months ended September 30, 2016, equipment rentals represented 91 percent of total revenues for the trench, power and pump segment.
Sales of rental equipment. For the nine months ended September 30, 2016, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended September 30, 2016, sales of rental equipment decreased 20.6 percent from the same period in 2015, primarily reflecting a decrease in the volume of equipment sold through wholesale channels. For the nine months ended September 30, 2016, sales of rental equipment did not change significantly from the same period in 2015.
Sales of new equipment. For the nine months ended September 30, 2016, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2016, sales of new equipment decreased 21.1 percent and 12.7 percent, respectively, from the same periods in 2015, primarily reflecting a decline in the volume of larger equipment sales.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2016, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and nine months ended September 30, 2016 did not change significantly from the same periods in 2015.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2016, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2016, service and other revenues did not change significantly from the same periods in 2015.

Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2016
Equipment Rentals Gross Profit	$469	$117	$586
Equipment Rentals Gross Margin	42.8%	52.0%	44.3%
Three Months Ended September 30, 2015
Equipment Rentals Gross Profit	$500	$107	$607
Equipment Rentals Gross Margin	44.6%	51.9%	45.8%
Nine Months Ended September 30, 2016
Equipment Rentals Gross Profit	$1,243	$274	$1,517
Equipment Rentals Gross Margin	40.5%	47.6%	41.6%
Nine Months Ended September 30, 2015
Equipment Rentals Gross Profit	$1,339	$249	$1,588
Equipment Rentals Gross Margin	42.6%	47.2%	43.3%

General rentals. For the three months ended September 30, 2016, equipment rentals gross profit decreased by $31 and equipment rentals gross margin decreased by 180 basis points from 2015, primarily reflecting decreased rental rates partially offset by a 30 basis point increase in time utilization. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. For the three months ended September 30, 2016 and 2015, time utilization was 71.5 percent and 71.2 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended September 30, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.0 percent increase in the volume of OEC on rent.

For the nine months ended September 30, 2016, equipment rentals gross profit decreased by $96 and equipment rentals gross margin decreased by 210 basis points from 2015, primarily reflecting decreased rental rates partially offset by a 50 basis point increase in time utilization. For the nine months ended September 30, 2016 and 2015, time utilization was 68.8 percent and 68.3 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the nine months ended September 30, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.5 percent increase in the volume of OEC on rent.
Trench, power and pump. For the three months ended September 30, 2016, equipment rentals gross profit increased by $10 and equipment rentals gross margin increased by 10 basis points from 2015. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 9.2 percent and average OEC increased 4.7 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
For the nine months ended September 30, 2016, equipment rentals gross profit increased by $25 and equipment rentals gross margin increased by 40 basis points from 2015. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 9.3 percent and average OEC increased 7.4 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Total gross margin	43.5%	44.5%	(100) bps	41.2%	42.7%	(150) bps
Equipment rentals	44.3%	45.8%	(150) bps	41.6%	43.3%	(170) bps
Sales of rental equipment	39.3%	39.7%	(40) bps	40.4%	43.0%	(260) bps
Sales of new equipment	16.7%	18.4%	(170) bps	17.7%	17.3%	40 bps
Contractor supplies sales	31.6%	28.6%	300 bps	31.7%	30.0%	170 bps
Service and other revenues	60.0%	58.3%	170 bps	59.5%	59.7%	(20) bps

For the three months ended September 30, 2016, total gross margin decreased 100 basis points as compared to the same period in 2015, primarily reflecting decreased gross margin from equipment rentals partially offset by the impact of an increase in the proportion of our revenues derived from higher margin equipment rentals. Equipment rentals gross margin decreased 150 basis points, primarily reflecting a 1.7 percent rental rate decrease partially offset by a 30 basis point increase in time utilization. For the three months ended September 30, 2016 and 2015, time utilization was 70.3 percent and 70.0 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended September 30, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.2 percent increase in the volume of OEC on rent.

For the nine months ended September 30, 2016, total gross margin decreased 150 basis points as compared to the same period in 2015, primarily reflecting decreased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 170 basis points, primarily reflecting a 2.2 percent rental rate decrease partially offset by a 40 basis point increase in time utilization. For the nine months ended September 30, 2016 and 2015, time utilization was 67.4 percent and 67.0 percent, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during the nine months ended September 30, 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.6 percent increase in the volume of OEC on rent. Gross margin from sales of rental equipment decreased 260 basis points primarily due to decreased pricing.
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Selling, general and administrative ("SG&A") expense	$179	$178	0.6%	$533	$534	(0.2)%
SG&A expense as a percentage of revenue	11.9%	11.5%	40 bps	12.6%	12.4%	20 bps
Merger related costs	—	—	—%	—	(26)	(100.0)%
Restructuring charge	4	—	—%	8	1	700.0%
Non-rental depreciation and amortization	61	66	(7.6)%	192	202	(5.0)%
Interest expense, net	110	107	2.8%	349	460	(24.1)%
Other income, net	(1)	(1)	—%	(3)	(10)	(70.0)%
Provision for income taxes	116	125	(7.2)%	254	255	(0.4)%
Effective tax rate	38.3%	36.8%	150 bps	38.1%	38.0%	10 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead.
The merger related costs reflect changes subsequent to the acquisition date to the fair value of the contingent cash consideration we paid associated with the April 2014 National Pump acquisition. The income for the nine months ended September 30, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets.

The restructuring charges primarily reflect severance and branch closure charges associated with a restructuring program we initiated in the fourth quarter of 2015 in response to challenges in our operating environment. Though we expect solid industry growth in the foreseeable future, the restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. We expect to complete the restructuring program in 2016. For additional information, see note 3 to our condensed consolidated financial statements.
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
Interest expense, net for the three and nine months ended September 30, 2016 includes aggregate losses of $10 and $36, respectively, associated with the debt redemptions and extension of our ABL facility discussed in note 6 to the condensed consolidated financial statements. Interest expense, net for the nine months ended September 30, 2015 includes an aggregate loss of $123 associated with redemptions of some or all of our 5 3/4 percent Senior Secured Notes, 8 3/8 percent Senior Subordinated Notes and 8 1/4 percent Senior Notes. Excluding the impact of the debt redemption losses, interest expense, net for the three and nine months ended September 30, 2016 decreased primarily due to lower average debt and a lower average cost of debt.
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
Balance sheet. Prepaid expenses and other assets decreased by $60, or 51.7 percent, from December 31, 2015 to September 30, 2016 primarily due to an income tax refund received in 2016. Accounts payable increased by $138, or 50.9 percent, from December 31, 2015 to September 30, 2016 primarily due to a seasonal increase in capital expenditures.
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
We intend to conduct our annual goodwill impairment test for all our reporting units excluding the Pump Solutions reporting unit as of October 1, 2016. Given the narrow margin by which the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount in the November 30, 2015 test, we continued to monitor the Pump Solutions reporting unit for impairment following the November 30, 2015 test. The growth in the Pump Solutions reporting unit was also lower than expected. As a result, we performed an interim impairment test for our Pump Solutions reporting unit as of August 31, 2016. We utilized a discount rate of 14.0 percent and a long-term terminal growth rate of 3.0 percent beyond our planning period. This goodwill impairment testing indicated that the Pump Solutions reporting unit’s estimated fair value exceeded its carrying amount by approximately 19 percent. The improvement in the margin by which the Pump Solutions reporting unit’s estimated fair value exceeded its carrying amount in the August 31, 2016 test as compared to the November 30, 2015 test primarily reflects (i) a reduction in the Pump Solutions reporting unit’s carrying value primarily due to the depreciation and amortization of its assets, as well as a reduction in its working capital and (ii) improvement in the Pump Solutions reporting unit’s revenue mix in its long term forecast largely due to having a smaller portion of revenue attributable to upstream oil and gas customers, which have experienced significant volatility in recent years, and a larger portion of revenue attributable to downstream oil and gas, construction, municipality and mining customers. We also performed a sensitivity analysis related to the discount rate and long-term growth rate used in the August 31, 2016 test by: (i) increasing the discount rate by 50 basis points and (ii) reducing the long-term growth rate by 25 basis points. The Pump Solutions reporting unit passed step one of the goodwill impairment test under the sensitivity test. The August 31, 2016 impairment test assumed earnings growth for the Pump Solutions reporting unit over the next 10 years. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the Pump Solutions reporting unit could fail step one of the goodwill impairment test in a future period. As of September 30, 2016, there was $313 of goodwill in the Pump Solutions reporting unit. We will continue to monitor the Pump Solutions reporting unit for impairment.
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
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a new $1 billion share repurchase program which commenced in November 2015. We intend to complete the $1 billion program within 18 months of its initiation in November 2015. As of October 17, 2016, we have repurchased $624 of Holdings' common stock under the $1 billion share repurchase program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2016, we had cash and cash equivalents of $297. Cash equivalents at September 30, 2016 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2016:

ABL facility:
Borrowing capacity, net of letters of credit	$716
Outstanding debt, net of debt issuance costs	1,737
Interest rate at September 30, 2016	2.0%
Average month-end debt outstanding (1)	1,393
Weighted-average interest rate on average debt outstanding	2.1%
Maximum month-end debt outstanding (1)	1,747
Accounts receivable securitization facility:
Borrowing capacity	44
Outstanding debt, net of debt issuance costs	579
Interest rate at September 30, 2016	1.4%
Average month-end debt outstanding	539
Weighted-average interest rate on average debt outstanding	1.2%
Maximum month-end debt outstanding	580
_________________

(1)    The maximum month-end debt outstanding under the ABL facility exceeded the average month-end debt outstanding primarily due to the use of borrowings under the ABL facility to partially finance the debt redemptions discussed in note 6 to the condensed consolidated financial statements.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 17, 2016 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2016, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2016, we (i) generated cash from operating activities of $1.630 billion and (ii) generated cash from the sale of rental and non-rental equipment of $373. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.210 billion, (ii) make debt payments, net of proceeds, of $209 and (iii) purchase shares of our common stock for $488. During the nine months ended September 30, 2015, we (i) generated cash from operating activities of $1.557 billion, (ii) generated cash from the sale of rental and non-rental equipment of $395 and (iii) received cash from debt proceeds, net of payments, of $360. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.501 billion, (ii) purchase other companies for $86, (iii) pay $52 of contingent consideration associated with the April 2014 National Pump acquisition and (iv) purchase shares of our common stock for $667.
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

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$1,630	$1,557
Purchases of rental equipment	(1,145)	(1,425)
Purchases of non-rental equipment	(65)	(76)
Proceeds from sales of rental equipment	361	381
Proceeds from sales of non-rental equipment	12	14
Excess tax benefits from share-based payment arrangements	53	57
Free cash flow	$846	$508

Free cash flow for the nine months ended September 30, 2016 was $846, an increase of $338 as compared to $508 for the nine months ended September 30, 2015. Free cash flow increased primarily due to decreased purchases of rental equipment and increased net cash provided by operating activities. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. Such benefits are recognized as a credit to additional paid-in capital, and are reported as financing cash flows. We added the excess tax benefits back to our calculation of free cash flow to generally classify cash flows from income taxes as operating cash flows. However, these excess tax benefits did not impact free cash flow for the nine months ended September 30, 2016 or 2015, as they do not result in increased cash flows until the associated income taxes are settled.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of September 30, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total
Debt and capital leases (1)	$7	$609	$20	$11	$4	$7,406	$8,057
Interest due on debt (2)	97	385	378	378	377	1,046	2,661
Operating leases (1):
Real estate	26	96	78	59	40	58	357
Non-rental equipment	10	38	31	25	17	11	132
Service agreements (3)	5	13	3	—	—	—	21
Purchase obligations (4)	125	17	—	—	—	—	142
Total (5)	$270	$1,158	$510	$473	$438	$8,521	$11,370

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of September 30, 2016.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of September 30, 2016, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2016 and 2017.

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
Holdings receives royalties from URNA and its subsidiaries based upon a percent of revenue. These royalties result in intercompany receivables for Holdings. During the three months ended September 30, 2015, the royalty percent of revenue (the

"royalty rate") increased from two and a half percent to eight percent. The increased royalty rate was applied retroactively to January 1, 2015 resulting in Holdings receiving increased royalties from URNA during the three months ended September 30, 2015 (see note 9 to our condensed consolidated financial statements). The royalty rate increased as a result of a reassessment of the benefit provided by Holdings' trademark and its business support to URNA and its subsidiaries. As of September 30, 2016, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $561.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our Canadian operations.
Interest Rate Risk. As of September 30, 2016, we had an aggregate of $2.3 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of September 30, 2016 under the ABL facility and the accounts receivable securitization facility. As of September 30, 2016, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $14 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2016, we had an aggregate of $5.7 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2016 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2015 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $8. During the nine months ended September 30, 2016, the average Canadian exchange rate deteriorated by approximately 5 percent year-over-year. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2016 to July 31, 2016	805,244	(1)	$68.98	804,606	—
August 1, 2016 to August 31, 2016	192,322	(1)	$78.40	191,100	—
September 1, 2016 to September 30, 2016	1,057,005	(1)	$77.61	1,056,544	—
Total	2,054,571		$74.30	2,052,250	$412,996,985

(1)
In July 2016, August 2016 and September 2016, 638, 1,222 and 461 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

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
By-laws of United Rentals, Inc., amended as of September 8, 2016 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 14, 2016)

3(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

3(d)
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4
Indenture for the 5 7/8 percent Senior Notes, dated as of May 13, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2026 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 13, 2016)

10
Assignment and Acceptance Agreement and Amendment No. 5 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Third Amended and Restated Purchase and Contribution Agreement, dated as of August 30, 2016, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Bank of Montreal (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on August 30, 2016)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended September 30, 2016 filed on October 19, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	October 19, 2016	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 19, 2016	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Vice President, Controller and Principal Accounting Officer