Form 10-K
period 2016-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2017-01-25
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2016 there were 86,725,103 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2016 was approximately $5.18 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $67.10.
As of January 23, 2017, there were 84,310,531 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2017 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 21, 2017, are incorporated by reference into Part III of this annual report.

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

•
our significant indebtedness (which totaled $7.8 billion at December 31, 2016) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

1

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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2017.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, and operates throughout the United States and Canada. The table below presents key information about our business as of and for the years ended December 31, 2016 and 2015. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	December 31,
	2016	2015
PERFORMANCE MEASURES
Total revenues (in millions)	$5,762	$5,817
Equipment rental revenue percent of total revenues	86%	85%
Year-over-year (decrease) increase in rental rates	(2.2)%	0.5%
Year-over-year increase in the volume of equipment on rent	3.1%	3.2%
Time utilization	67.9%	67.3%
Key account percent of equipment rental revenue (1)	70%	64%
National account percent of equipment rental revenue	45%	44%
FLEET
Fleet original equipment cost (“OEC”) (in billions)	$8.99	$8.73
Equipment classes	3,200	3,300
Equipment units	440,000	430,000
Fleet age in months	45.2	43.1
Percent of fleet that is current on manufacturer's recommended maintenance	90%	92%
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	43%	43%
Aerial work platforms	32%	32%
General tools and light equipment	8%	10%
Power and HVAC (heating, ventilating and air conditioning) equipment	7%	6%
Trench safety equipment	6%	5%
Pumps	4%	4%
LOCATIONS/PERSONNEL
Rental locations	887	897
Approximate number of branches per district	5-10	5-10
Approximate number of districts per region	7-9	6-9
Total employees	12,500	12,700
INDUSTRY
Estimated market share (2)	9.7%	10.1%
Estimated North American equipment rental industry revenue growth	4%	6%
United Rentals equipment rental revenue (decrease) increase	(0.2)%	2.7%
2017 projected North American industry equipment rental revenue growth	3.5%	-
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	6%	6%
Largest supplier percent of capital expenditures	22%	21%
Top 10 supplier percent of capital expenditures	62%	66%

(1)
The key account percent of equipment rental revenue reflects the customers designated as key accounts as of December 31, 2016 or 2015. The increase in the key account percent of equipment rental revenue in 2016 primarily reflects additional customers that were designated as key accounts in 2016. If the list of customers designated as key accounts as of December 31, 2016 was applied to 2015, the key account percent of equipment rental revenue for 2015 would have been 69 percent.

(2)
Market share is calculated based on total equipment rental industry revenues as measured by the American Rental Association ("ARA"). In 2015, we reported an estimated market share of 11.7 percent. ARA subsequently increased the total amount of estimated equipment rental industry revenues based on new data from the economic census. The estimated 2015 market share reported above reflects this increase in the total estimated equipment rental industry revenues.
Strategy
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2017, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
A continued focus on “Lean” management techniques, including kaizen processes focused on continuous improvement. As of December 31, 2016, we have trained over 3,100 employees, over 70 percent of our district managers and over 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. As discussed in note 4 to our consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program focused on cost savings throughout the organization partially due to the Lean initiatives not fully generating the anticipated cost savings due to lower than expected rental volume in 2015. We closed this restructuring program in the fourth quarter of 2016. We achieved the anticipated run rate savings from the Lean initiatives in 2016 and expect to continue to generate savings from these initiatives;

•
The implementation of Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 17 specialty rental branches/tool hubs in 2017 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

Industry Overview and Economic Outlook
United Rentals serves the following three principal end markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. In 2016, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:

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
We estimate that, in 2016, North American equipment rental industry revenue grew approximately 4 percent year-over-year, with substantially all of the growth in the U.S. In 2016, our full year rental revenue decreased by approximately 0.2 percent year-over-year. Excluding the adverse impact from currency, rental revenue would have increased 0.2 percent year-over-year.

In 2017, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to experience solid demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 4 percent, with similar growth, on a constant currency basis, expected in both the U.S. and Canada.
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
Geographic and Customer Diversity. We have 887 rental locations in 49 U.S. states and every Canadian province and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:

•	enabling us to better serve National Account customers with multiple locations;

•	helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America; and

•	reducing our dependence on any particular customer.
 Our operations in Canada are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. For additional financial information regarding our geographic diversity, see note 3 to our consolidated financial statements.
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
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2016, our employees enhanced their skills through approximately 500,000 hours of training, including safety training, sales and leadership training, equipment-related training from our suppliers and online courses covering a variety of relevant subjects.
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
Segment Information
We have two reportable segments– i) general rentals and ii) trench, power and pump. Segment financial information is presented in note 3 to our consolidated financial statements.
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
Equipment Rental. We offer for rent approximately 3,200 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; pumps; and general tools and light equipment.
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
E-Rentals. Our customers can check equipment availability and pricing, and reserve equipment online, 24 hours a day, seven days a week, by accessing our equipment catalog and used equipment listing, which can be found at www.unitedrentals.com. Our customers can also use our UR Control® application to actively manage their rental process and access real-time reports on their business activity with us.

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
Advertising. We promote our business through local and national advertising in various media, including television, trade publications, yellow pages, the Internet, radio and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local and national promotional events.
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
Competition
The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 9.7 percent market share based on 2016 total equipment rental industry revenues as measured by the ARA. Our estimated market share is based on our total 2016 rental revenue calculated using ARA’s constant currency methodology divided by ARA’s forecasted 2016 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure.
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
Employees
Approximately 3,900 of our employees are salaried and approximately 8,600 are hourly. Collective bargaining agreements relating to approximately 80 separate locations cover approximately 850 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Our business is cyclical in nature. An economic slowdown or a decrease in general economic activity could cause weakness in our end markets and have adverse effects on our revenues and operating results.
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
At December 31, 2016, our total indebtedness was $7.8 billion. Our substantial indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:

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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2016, we had $2.2 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 28 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
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
The only financial covenant that currently exists under our senior secured asset-based revolving credit facility (“ABL facility”) is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, the maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy these or any of the other relevant covenants, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.
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
We have historically achieved a significant portion of our growth through acquisitions. We will continue to consider potential acquisitions on a selective basis, including potential growth opportunities for our trench, power and pump specialty business. From time-to-time we have also approached, or have been approached by, other public companies or large privately-held companies to explore consolidation opportunities. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future, with respect to our specialty business or otherwise, or that we will be able to consummate any such transactions on terms and conditions acceptable to us.

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
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In July 2015, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $1 billion, excluding fees, commissions and other ancillary expenses. In October 2016, we paused repurchases under the program as we evaluated a number of potential acquisition opportunities. As discussed in note 18 to the consolidated financial statements, on January 25, 2017, we entered into a definitive merger agreement with NES Rentals Holdings II, Inc. (“NES”), pursuant to which we have agreed to acquire NES in an all cash transaction. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate NES and assess other potential uses of capital.
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
At December 31, 2016, we had $3.3 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of the goodwill impairment testing for our Pump Solutions reporting unit, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7A-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2017 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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

Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our online ordering system.
We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and support our online ordering system. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and service online orders. In addition, the security measures we employ to protect our systems may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, phishing attacks, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. Additionally, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could lead to disruptions in our online ordering system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business. Certain of our software applications are also utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
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
Our 769 branch locations in the United States are located in 49 states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 850 employees who are represented by unions and covered by collective bargaining agreements and approximately 11,650 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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
As of January 1, 2017, we operated 887 rental locations. 769 of these locations are in the United States and 118 are in Canada. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench, power and pump (TPP) segments.

United States
●	Alabama (GR 19, TPP 5)	●	Maine (GR 2)	●	Ohio (GR 12, TPP 4)
●	Alaska (GR 2)	●	Maryland (GR 10, TPP 4)	●	Oklahoma (GR 23, TPP 4)
●	Arizona (GR 12, TPP 2)	●	Massachusetts (GR 6, TPP 2)	●	Oregon (GR 9, TPP 2)
●	Arkansas (GR 11, TPP 1)	●	Michigan (GR 4, TPP 2)	●	Pennsylvania (GR 12, TPP 5)
●	California (GR 61, TPP 18)	●	Minnesota (GR 9, TPP 3)	●	Rhode Island (GR 1)
●	Colorado (GR 11, TPP 3)	●	Mississippi (GR 12)	●	South Carolina (GR 12, TPP 4)
●	Connecticut (GR 6, TPP 2)	●	Missouri (GR 12, TPP 3)	●	South Dakota (GR 2)
●	Delaware (GR 2, TPP 1)	●	Montana (GR 1)	●	Tennessee (GR 16, TPP 4)
●	Florida (GR 25, TPP 12)	●	Nebraska (GR 3, TPP 1)	●	Texas (GR 95, TPP 26)
●	Georgia (GR 22, TPP 5)	●	Nevada (GR 4, TPP 3)	●	Utah (GR 2, TPP 3)
●	Idaho (GR 2)	●	New Hampshire (GR 1, TPP 1)	●	Vermont (GR 1)
●	Illinois (GR 14, TPP 3)	●	New Jersey (GR 8, TPP 4)	●	Virginia (GR 18, TPP 5)
●	Indiana (GR 8, TPP 1)	●	New Mexico (GR 8)	●	Washington (GR 18, TPP 5)
●	Iowa (GR 9, TPP 1)	●	New York (GR 16)	●	West Virginia (GR 5)
●	Kansas (GR 12)	●	North Carolina (GR 20, TPP 6)	●	Wisconsin (GR 8, TPP 1)
●	Kentucky (GR 9)	●	North Dakota (GR 6, TPP 2)	●	Wyoming (GR 5)
●	Louisiana (GR 25, TPP 10)

Canada
●	Alberta (GR 22, TPP 9)
●	British Columbia (GR 17, TPP 4)
●	Manitoba (GR 4)
●	New Brunswick (GR 6, TPP 1)
●	Newfoundland (GR 6)
●	Nova Scotia (GR 4)
●	Ontario (GR 23, TPP 5)
●	Prince Edward Island (GR 1)
●	Quebec (GR 5, TPP 1)
●	Saskatchewan (GR 7, TPP 3)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 106 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 7,800 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 50 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2024. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2021, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2018. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 31,000 square feet under a lease that expires in 2020 and in Charlotte, North Carolina, where we occupy approximately 55,000 square feet under a lease that expires in 2025.

Item 3.	Legal Proceedings
A description of legal proceedings can be found in note 13 to our consolidated financial statements, included in this report at Item 8—Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.

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

	High	Low
2016:
First Quarter	$71.51	$41.90
Second Quarter	76.04	56.01
Third Quarter	84.63	61.92
Fourth Quarter	109.90	70.58
2015:
First Quarter	$103.85	$81.25
Second Quarter	105.83	86.88
Third Quarter	87.99	56.66
Fourth Quarter	80.18	57.41

As of January 1, 2017, there were 72 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
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
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2016 to October 31, 2016	506,380	(1)	$79.06	505,937	—
November 1, 2016 to November 30, 2016	153	(1)	$84.48	—	—
December 1, 2016 to December 31, 2016	1,267	(1)	$106.18	—	—
Total	507,800		$79.13	505,937	$372,997,032

(1)
In October 2016, November 2016 and December 2016, 443, 153 and 1,267 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On July 21, 2015, our Board authorized a $1 billion share repurchase program. In October 2016, we paused repurchases under the program as we evaluated a number of potential acquisition opportunities. As discussed in note 18 to the consolidated financial statements, on January 25, 2017, we entered into a definitive merger agreement to acquire NES in an all cash transaction. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate NES and assess other potential uses of capital.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2012 to 2016. On April 30, 2012, we acquired RSC Holdings Inc. ("RSC"). RSC has been included in our results of operations since that date. RSC was one of the largest equipment rental providers in North America and had total revenue of $1.5 billion for 2011. In April 2014, we acquired certain assets of the following entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). National Pump had annual revenues of approximately $210. The results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. National Pump was the second largest specialty pump rental company in North America, and was a leading supplier of pumps for energy and petrochemical customers. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Income statement data:
Total revenues	$5,762	$5,817	$5,685	$4,955	$4,117
Total cost of revenues	3,359	3,337	3,253	2,968	2,530
Gross profit	2,403	2,480	2,432	1,987	1,587
Selling, general and administrative expenses	719	714	758	642	588
Merger related costs	—	(26)	11	9	111
Restructuring charge	14	6	(1)	12	99
Non-rental depreciation and amortization	255	268	273	246	198
Operating income	1,415	1,518	1,391	1,078	591
Interest expense, net	511	567	555	475	512
Interest expense-subordinated convertible debentures	—	—	—	3	4
Other income, net	(5)	(12)	(14)	(5)	(13)
Income before provision for income taxes	909	963	850	605	88
Provision for income taxes	343	378	310	218	13
Net income	566	585	540	387	75
Basic earnings per share	$6.49	$6.14	$5.54	$4.14	$0.91
Diluted earnings per share	$6.45	$6.07	$5.15	$3.64	$0.79

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance sheet data:
Total assets	$11,988	$12,083	$12,129	$10,876	$10,648
Total debt	7,790	8,162	7,962	7,078	7,196
Subordinated convertible debentures	—	—	—	—	55
Stockholders’ equity	1,648	1,476	1,796	1,828	1,543

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 887 rental locations in the United States and Canada as well as centralized call centers and online capabilities. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain compelling competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”), based on the initial consideration paid, of $9.0 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,200 classes of equipment for rent to construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and other customers. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2016, equipment rental revenues represented 86 percent of our total revenues.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2017, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
A continued focus on “Lean” management techniques, including kaizen processes focused on continuous improvement. As of December 31, 2016, we have trained over 3,100 employees, over 70 percent of our district managers and over 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. As discussed in note 4 to our consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program focused on cost savings throughout the organization partially due to the Lean initiatives not fully generating the anticipated cost savings due to lower than expected rental volume in 2015. We closed this restructuring program in the fourth quarter of 2016. We achieved the anticipated run rate savings from the Lean initiatives in 2016 and expect to continue to generate savings from these initiatives;

•
The implementation of Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 17 specialty rental branches/tool hubs in 2017 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings.

In 2017, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to experience solid demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 4 percent, with similar growth, on a constant currency basis, expected in both the U.S. and Canada.
We use the American Rental Association criteria for reporting rental rates, time utilization and OEC. For the full year 2016:

•	Rental rates decreased 2.2 percent year-over-year;

•	The volume of OEC on rent increased 3.1 percent year-over-year;

•	Time utilization was 67.9 percent, an increase of 60 basis points year-over-year;

•
70 percent of equipment rental revenue was derived from key accounts, as compared to 64 percent in 2015. The increase in the key account percent of equipment rental revenue primarily reflects additional customers that were designated as key accounts in 2016. If the list of customers designated as key accounts as of December 31, 2016 was applied to 2015, the key account percent of equipment rental revenue would have increased slightly from 2015. Key accounts are each managed by a single point of contact to enhance customer service; and

•	The number of rental locations in our higher margin trench, power and pump (also referred to as "specialty") segment increased by eight year-over-year, after the addition of 14 cold starts.
Financial Overview
In 2016 and 2015, we took a number of positive actions related to our capital structure that have significantly improved our financial flexibility and liquidity, including:

•	Redeemed all of our 5 3/4 percent Senior Secured Notes, 8 3/8 percent Senior Subordinated Notes, 8 1/4 percent Senior Notes and 7 3/8 percent Senior Notes;

•	Redeemed $850 principal amount of our 7 5/8 percent Senior Notes;

•	Issued $1 billion principal amount of 4 5/8 percent Senior Secured Notes due 2023;

•	Issued $800 principal amount of 5 1/2 percent Senior Notes due 2025;

•	Issued $750 principal amount of 5 7/8 percent Senior Notes due 2026;

•	Issued $750 principal amount of 5 1/2 percent Senior Notes due 2027;

•	Amended and extended our ABL facility, and increased the size of the facility to $2.5 billion; and

•	Amended and extended our accounts receivable securitization facility, and increased the size of the facility to $625.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital to take advantage of business opportunities. As of December 31, 2016, we had available liquidity of $1.18 billion, including cash of $312.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2016 were as follows:

	Year Ended December 31,
	2016	2015	2014
Net income	$566	$585	$540
Diluted earnings per share	$6.45	$6.07	$5.15

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2016 include the after-tax impacts of the items below. The tax rates applied to the adjustments items below reflect the statutory rates in the applicable entity.

	Year Ended December 31,
	2016		2015		2014
Tax rate applied to items below	38.2%		38.6%		38.7%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$17	$0.17	$(7)	$(0.06)
Merger related intangible asset amortization (2)	(99)	(1.12)	(111)	(1.15)	(115)	(1.10)
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	—	—	2	0.02	3	0.03
Impact of the fair value mark-up of acquired RSC fleet (4)	(22)	(0.25)	(18)	(0.19)	(22)	(0.21)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	1	0.01	2	0.02	3	0.03
Restructuring charge (6)	(9)	(0.11)	(4)	(0.04)	1	0.01
Asset impairment charge (7)	(2)	(0.03)	—	—	—	—
Loss on extinguishment of debt securities and amendment of ABL facility	(62)	(0.70)	(75)	(0.78)	(48)	(0.46)

(1)
This reflects transaction costs associated with the April 2014 National Pump acquisition. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price.

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

(5)
This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition. See note 11 to our consolidated financial statements for additional detail on the acquired debt.

(6)
As discussed in note 4 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with our restructuring programs, all of which were closed as of December 31, 2016.

(7)	This reflects write-offs of leasehold improvements and other fixed assets in connection with our restructuring programs.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
Net income	$566	$585	$540
Provision for income taxes	343	378	310
Interest expense, net	511	567	555
Depreciation of rental equipment	990	976	921
Non-rental depreciation and amortization	255	268	273
EBITDA	2,665	2,774	2,599
Merger related costs (1)	—	(26)	11
Restructuring charge (2)	14	6	(1)
Stock compensation expense, net (3)	45	49	74
Impact of the fair value mark-up of acquired RSC fleet (4)	35	29	35
Adjusted EBITDA	$2,759	$2,832	$2,718

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$1,953	$1,995	$1,801
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(9)	(10)	(17)
Gain on sales of rental equipment	204	227	229
Gain on sales of non-rental equipment	4	8	11
Merger related costs (1)	—	26	(11)
Restructuring charge (2)	(14)	(6)	1
Stock compensation expense, net (3)	(45)	(49)	(74)
Loss on extinguishment of debt securities and amendment of ABL facility	(101)	(123)	(80)
Excess tax benefits from share-based payment arrangements	58	5	—
Changes in assets and liabilities	101	194	182
Cash paid for interest	415	447	457
Cash paid for income taxes, net	99	60	100
EBITDA	2,665	2,774	2,599
Add back:
Merger related costs (1)	—	(26)	11
Restructuring charge (2)	14	6	(1)
Stock compensation expense, net (3)	45	49	74
Impact of the fair value mark-up of acquired RSC fleet (4)	35	29	35
Adjusted EBITDA	$2,759	$2,832	$2,718
_________________

(1)
This reflects transaction costs associated with the April 2014 National Pump acquisition. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price.

(2)
As discussed in note 4 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with our restructuring programs, all of which were closed as of December 31, 2016.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

For the year ended December 31, 2016, EBITDA decreased $109, or 3.9 percent, and adjusted EBITDA decreased $73, or 2.6 percent. The EBITDA decrease primarily reflects decreased profit from equipment rentals and sales of rental equipment, and the impact of the merger credit recognized during the year ended December 31, 2015 associated with a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets. The adjusted EBITDA decrease primarily reflects decreased profit from equipment rentals and sales of rental equipment. For the year ended December 31, 2016, EBITDA margin decreased 140 basis points to 46.3 percent, and adjusted EBITDA margin decreased 80 basis points to 47.9 percent. The decrease in the EBITDA margin primarily reflects decreased margins from equipment rentals and the impact of the National Pump merger credit recognized during the year ended December 31, 2015. The decrease in the adjusted EBITDA margin primarily reflects decreased margins from equipment rentals.
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
Revenues. Revenues for each of the three years in the period ended December 31, 2016 were as follows:

	Year Ended December 31,			Change
	2016	2015	2014	2016	2015
Equipment rentals*	$4,941	$4,949	$4,819	(0.2)%	2.7%
Sales of rental equipment	496	538	544	(7.8)%	(1.1)%
Sales of new equipment	144	157	149	(8.3)%	5.4%
Contractor supplies sales	79	79	85	—%	(7.1)%
Service and other revenues	102	94	88	8.5%	6.8%
Total revenues	$5,762	$5,817	$5,685	(0.9)%	2.3%
*Equipment rentals metrics:
Year-over-year (decrease) increase in rental rates (1)				(2.2)%	0.5%
Year-over-year increase in the volume of equipment on rent				3.1%	3.2%
Time utilization (2)	67.9%	67.3%	68.8%	60 bps	(150) bps
_________________

(1)	Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix.

(2)	Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; and for fuel. Collectively, these "ancillary fees" represented about 12 percent of equipment rental revenue in 2016. Delivery and pick-up revenue, which represented about seven percent of equipment rental revenue in 2016, is recognized when the service is performed. Customers have the option of purchasing a damage waiver when they rent our equipment to protect against potential loss or damage; we refer to the fee we charge for the waiver as Rental Protection Plan (or "RPP") revenue. RPP revenue, which represented about two percent of equipment rental revenue in 2016, is recognized ratably over the contract term. Fees related to the consumption of fuel by our customers are recognized when the equipment is returned by the customer (and consumption, if any, can be measured). Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales).

2016 total revenues of $5.8 billion decreased 0.9 percent compared with 2015. The revenue decrease primarily reflects a 7.8 percent decrease in sales of rental equipment due primarily to a decrease in the volume of equipment sold through wholesale channels. Rental revenue decreased 0.2 percent, primarily due to a 2.2 percent rental rate decrease, partially offset by a 3.1 percent increase in the volume of OEC on rent, which included the adverse impact of currency. Excluding the adverse impact from currency, rental revenue would have increased 0.2 percent year-over-year.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $33 and $32 as of December 31, 2016 and 2015, respectively. Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; and for fuel. Delivery and pick-up revenue is recognized when the service is performed. Customers have the option of purchasing a damage waiver when they rent our equipment to protect against potential loss or damage; we refer to the fee we charge for the waiver as Rental Protection Plan (or "RPP") revenue. RPP revenue is recognized ratably over the contract term. Fees related to the consumption of fuel by our customers are recognized when the equipment is returned by the customer (and consumption, if any, can be measured).
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

Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $18, $30 and $39 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $88 or $110, respectively. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $10. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $20 or $30, respectively.
Acquisition Accounting. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
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
We estimate the fair value of our reporting units (which are our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units' net assets to the respective carrying value of net assets. If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit's net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is calculated by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.
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
Long-term Growth Rates- Beyond the planning period, we also utilize an assumed long-term growth rate representing the expected rate at which a reporting unit's cash flow stream is projected to grow. These rates are used to calculate the terminal value of our reporting units, and are added to the cash flows projected during our ten-year planning period; and
Discount Rates- Each reporting unit's estimated future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be expected by market participants. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The market approach is one of the other methods used for estimating the fair value of our reporting units' business enterprise. This approach takes two forms: The first is based on the market value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., revenue and EBITDA) of companies engaged in the same or similar line of business. The second form is based on multiples paid in recent acquisitions of companies.

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
In connection with our goodwill impairment test that was conducted as of October 1, 2016, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 53 percent. The estimated fair value of our Pump Solutions reporting unit exceeded its carrying amount by approximately 15 percent.
For the goodwill impairment test that was conducted as of October 1, 2016 for our Pump Solutions reporting unit, we utilized a discount rate of 14.0 percent and a long-term terminal growth rate of 3.0 percent beyond our planning period. The improvement in the margin by which the Pump Solutions reporting unit’s estimated fair value exceeded its carrying amount in the October 1, 2016 test as compared to the November 30, 2015 test primarily reflects (i) a reduction in the Pump Solutions reporting unit’s carrying value primarily due to the depreciation and amortization of its assets, as well as a reduction in its working capital and (ii) improvement in the Pump Solutions reporting unit’s revenue mix in its long term forecast largely due to having a smaller portion of revenue attributable to upstream oil and gas customers, which have experienced significant volatility in recent years, and a larger portion of revenue attributable to downstream oil and gas, construction, municipality and mining customers. We also performed a sensitivity analysis related to the discount rate and long-term growth rate used in the October 1, 2016 test by: (i) increasing the discount rate by 50 basis points and (ii) reducing the long-term growth rate by 25 basis points. The Pump Solutions reporting unit passed step one of the goodwill impairment test under the sensitivity test. The October 1, 2016 impairment test assumed earnings growth for the Pump Solutions reporting unit over the next 10 years. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the Pump Solutions reporting unit could fail step one of the goodwill impairment test in a future period. As of December 31, 2016, there was $312 of goodwill in the Pump Solutions reporting unit. We will continue to monitor the Pump Solutions reporting unit for impairment.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We recognized immaterial asset impairment charges during the years ended December 31, 2016, 2015 and 2014.
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
Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” These claims include (i) workers' compensation claims and (ii) claims by third parties for injury or property damage involving our equipment, vehicles or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.

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

Results of Operations
As discussed in note 3 to our consolidated financial statements, our two reportable segments are i) general rentals and ii) trench, power and pump. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench, power and pump segment is comprised of: (i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and (iii) the Pump Solutions region, which rents pumps primarily used by energy and petrochemical customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
As discussed in note 3 to our consolidated financial statements, we aggregate our nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—into our general rentals reporting segment. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended December 31, 2016, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Year Ended December 31, 2016
Equipment rentals	$4,166	$775	$4,941
Sales of rental equipment	459	37	496
Sales of new equipment	128	16	144
Contractor supplies sales	64	15	79
Service and other revenues	91	11	102
Total revenue	$4,908	$854	$5,762
Year Ended December 31, 2015
Equipment rentals	$4,241	$708	$4,949
Sales of rental equipment	504	34	538
Sales of new equipment	137	20	157
Contractor supplies sales	67	12	79
Service and other revenues	83	11	94
Total revenue	$5,032	$785	$5,817
Year ended December 31, 2014
Equipment rentals	$4,222	$597	$4,819
Sales of rental equipment	519	25	544
Sales of new equipment	113	36	149
Contractor supplies sales	73	12	85
Service and other revenues	75	13	88
Total revenue	$5,002	$683	$5,685

Equipment rentals. 2016 equipment rentals of $4.9 billion decreased $8, or 0.2 percent, as compared to 2015. The equipment rentals decrease was primarily due to a 2.2 percent rental rate decrease, partially offset by a 3.1 percent increase in the volume of OEC on rent, which included the adverse impact of currency. Excluding the adverse impact from currency, rental revenue would have increased 0.2 percent year-over-year. Equipment rentals represented 86 percent of total revenues in 2016. On a segment basis, equipment rentals represented 85 percent and 91 percent of total revenues for general rentals and trench, power and pump, respectively. General rentals equipment rentals decreased $75, or 1.8 percent, as compared to 2015, primarily reflecting decreased rental rates partially offset by a 2.9 percent increase in the volume of OEC on rent, which included the adverse impact of currency. Trench, power and pump equipment rentals increased $67, or 9.5 percent, primarily reflecting increased average OEC. Trench, power and pump average OEC for 2016 increased 6.7 percent as compared to 2015.

2015 equipment rentals of $4.9 billion increased $0.1 billion, or 2.7 percent, as compared to 2014. As discussed above, in April 2014, we acquired National Pump, and the results of National Pump's operations have been included in our consolidated financial statements since the acquisition date. The equipment rentals increase was primarily due to a 3.2 percent increase in the volume of OEC on rent, which included the adverse impact of currency, and a 0.5 percent rental rate increase, partially offset by the adverse impact of inflation related to replacement fleet purchases. Excluding the adverse impact from currency, rental revenue would have increased 4.3 percent year-over-year. Equipment rentals represented 85 percent of total revenues in 2015. On a segment basis, equipment rentals represented 84 percent and 90 percent of total revenues for general rentals and trench, power and pump, respectively. General rentals equipment rentals increased slightly year-over-year, primarily reflecting a 2.3 percent increase in the volume of OEC on rent, which included the adverse impact of currency, partially offset by the adverse impact of inflation related to replacement fleet purchases. Excluding the adverse impact from currency, general rentals' rental revenue would have increased 1.7 percent year-over-year. Trench, power and pump equipment rentals increased $111, or 18.6 percent, primarily reflecting increased average OEC, partially offset by decreased time utilization due to the impact of the acquisition of National Pump discussed above. The locations acquired in the National Pump acquisition experienced volume and pricing pressure associated with upstream oil and gas customers. Trench, power and pump average OEC for 2015 increased 34 percent, including the impact of the acquisition of National Pump discussed above, as compared to 2014.
Sales of rental equipment. For the three years in the period ended December 31, 2016, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2016 sales of rental equipment of $496 decreased slightly from 2015, and 2015 sales of rental equipment of $538 decreased slightly from 2014.
Sales of new equipment. For the three years in the period ended December 31, 2016, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2016 sales of new equipment of $144 decreased slightly from 2015, and 2015 sales of new equipment of $157 increased slightly from 2014.
Sales of contractor supplies. For the three years in the period ended December 31, 2016, sales of contractor supplies represented approximately 1 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2016 sales of contractor supplies were flat with 2015, and 2015 sales of contractor supplies decreased slightly from 2014.
Service and other revenues. For the three years in the period ended December 31, 2016, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2016 service and other revenues of $102 increased slightly from 2015, and 2015 service and other revenues of $94 increased slightly from 2014.
Fourth Quarter 2016 Items. The fourth quarter of 2016 includes $6 of restructuring charges associated with the restructuring program we initiated in the fourth quarter of 2015 and closed in the fourth quarter of 2016, which is discussed further in note 4 to our consolidated financial statements. Additionally, as discussed in note 11 to our consolidated financial statements, in the fourth quarter of 2016, we redeemed $850 principal amount of our 7 5/8 percent Senior Notes due 2022 and issued $750 principal amount of 5 1/2 percent Senior Notes due 2027. Upon the partial redemption of the 7 5/8 percent Senior Notes due 2022, we recognized a loss of $65 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.
 Fourth Quarter 2015 Items. The fourth quarter of 2015 includes a decrease in stock compensation, net of $14 as compared to the fourth quarter of 2014 primarily due to lower than expected revenue and profitability. Additionally, as discussed in note 4 to our consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program in response to recent challenges in our operating environment. Though we expected solid industry growth in 2016, the restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. We recognized $4 of costs for the program in the fourth quarter of 2015. We completed the restructuring program in the fourth quarter of 2016. Additionally, during the fourth quarter of 2015, we reached agreement on a settlement that provided us with a $5 refund on previously paid property taxes. We recognized a reduction of $5 in cost of equipment rentals, excluding depreciation, associated with the settlement during the fourth quarter of 2015. Additionally, our provision for income taxes for the fourth quarter of 2015 includes the impact of a $5 increase in valuation allowances resulting from the enactment of Connecticut state limitations on net operating loss utilization. During the nine months ended September 30, 2015, we recognized $57 of excess tax benefits from share-based payment arrangements in our consolidated statements of cash flows. The excess tax benefits from share-based payment arrangements resulted from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. Such benefits are recognized as a credit to additional paid-in capital, and are reported as financing cash flows. Our consolidated statements of cash flows for the nine months ended September 30, 2015 included a $57 increase to financing cash flows and a corresponding decrease to operating cash flows associated with the excess tax benefits from share-based payment arrangements. During the fourth quarter of 2015, $52 of the previously recognized excess tax benefits from share-based payment arrangements were reversed due to the impact on taxable income of a bonus tax depreciation bill that passed in the fourth quarter of 2015. The reversal of the previously recognized excess tax benefits from share-based payment arrangements resulted in a $52 increase to operating cash flows and a corresponding decrease to financing cash flows during the fourth quarter of 2015.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2016 were as follows:

	General rentals	Trench, power and pump	Total
2016
Equipment Rentals Gross Profit	$1,725	$364	$2,089
Equipment Rentals Gross Margin	41.4%	47.0%	42.3%
2015
Equipment Rentals Gross Profit	$1,819	$328	$2,147
Equipment Rentals Gross Margin	42.9%	46.3%	43.4%
2014
Equipment Rentals Gross Profit	$1,790	$302	$2,092
Equipment Rentals Gross Margin	42.4%	50.6%	43.4%

General rentals. For the three years in the period ended December 31, 2016, general rentals accounted for 84 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. General rentals’ equipment rentals gross profit in 2016 decreased $94 and equipment rentals gross margin decreased 150 basis points, primarily reflecting decreased rental rates partially offset by a 70 basis point increase in time utilization. Time utilization was 69.3 percent and 68.6 percent for the years ended December 31, 2016 and 2015, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during 2016, we also saw improving demand in many of our core markets, as evidenced by a 2.9 percent increase in the volume of OEC on rent.
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
Trench, power and pump. For the year ended December 31, 2016, equipment rentals gross profit increased by $36 and equipment rentals gross margin increased 70 basis points from 2015. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet across a larger network of branches. Year-over-year, trench, power and pump equipment rentals increased 9.5 percent and average OEC increased 6.7 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
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
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2016	2015	2014	2016	2015
Total gross margin	41.7%	42.6%	42.8%	(90) bps	(20) bps
Equipment rentals	42.3%	43.4%	43.4%	(110) bps	—
Sales of rental equipment	41.1%	42.2%	42.1%	(110) bps	10 bps
Sales of new equipment	17.4%	16.6%	19.5%	80 bps	(290) bps
Contractor supplies sales	30.4%	30.4%	30.6%	—	(20) bps
Service and other revenues	59.8%	59.6%	63.6%	20 bps	(400) bps

2016 gross margin of 41.7 percent decreased 90 basis points as compared to 2015, primarily reflecting decreased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 110 basis points as compared to 2015, primarily reflecting a 2.2 percent rental rate decrease partially offset by a 60 basis point increase in time utilization. Time utilization was 67.9 percent and 67.3 percent for the years ended December 31, 2016 and 2015, respectively. The decreased rental rates reflected continued pressure from oil and gas and from Canada, and the impact of recent industry fleet expansion. Although we experienced rate pressures during 2016, we also saw improving demand in many of our core markets, as evidenced by a 3.1 percent increase in the volume of OEC on rent. Gross margin from sales of rental equipment decreased 110 basis points primarily due to decreased pricing.

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
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2016:

	Year Ended December 31,			Change
	2016	2015	2014	2016	2015
Selling, general and administrative ("SG&A") expenses	$719	$714	$758	0.7%	(5.8)%
SG&A expense as a percentage of revenue	12.5%	12.3%	13.3%	20 bps	(100) bps
Merger related costs	—	(26)	11	(100.0)%	(336.4)%
Restructuring charge	14	6	(1)	133.3%	(700.0)%
Non-rental depreciation and amortization	255	268	273	(4.9)%	(1.8)%
Interest expense, net	511	567	555	(9.9)%	2.2%
Other income, net	(5)	(12)	(14)	(58.3)%	(14.3)%
Provision for income taxes	343	378	310	(9.3)%	21.9%
Effective tax rate	37.7%	39.3%	36.5%	(160) bps	280 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense for the year ended December 31, 2016 did not change significantly year-over-year.
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

The merger related costs primarily reflect financial and legal advisory fees, and changes subsequent to the acquisition date to the fair value of the contingent cash consideration we paid associated with the April 2014 National Pump acquisition. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets.
The restructuring charges for the years ended December 31, 2016, 2015 and 2014 reflect severance costs and branch closure charges associated with our previously closed restructuring programs and the restructuring program that commenced in the fourth quarter of 2015 and closed in the fourth quarter of 2016. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. The income for the year ended December 31, 2014 primarily reflects buyouts or settlements of real estate leases for less than the recognized reserves. See note 4 to our consolidated financial statements for additional information.
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
Interest expense, net for the years ended December 31, 2016, 2015 and 2014 includes aggregate losses of $101, $123 and $80, respectively, associated with debt redemptions and the amendments of our ABL facility. Excluding the impact of these losses, interest expense, net, for the year ended December 31, 2016 decreased primarily due to lower average debt and a lower average cost of debt. Excluding the impact of these losses, interest expense, net, for the year ended December 31, 2015 decreased primarily due to a lower average cost of debt, partially offset by the impact of increased average outstanding debt.
The decrease in other income, net for the year ended December 31, 2016 primarily reflects decreased gains on sales of non-rental equipment.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 12 to our consolidated financial statements.
Balance sheet. Prepaid expenses and other assets decreased by $55, or 47.4 percent, from December 31, 2015 to December 31, 2016 primarily due to an income tax refund received in 2016.

Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the capital structure actions taken in 2016 and 2015 to improve our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a new $1 billion share repurchase program. In October 2016, we paused repurchases under the program as we evaluated a number of potential acquisition opportunities. As of January 23, 2017, we have repurchased $627 of Holdings' common stock under the $1 billion share repurchase program. As discussed in note 18 to the consolidated financial statements, on January 25, 2017, we entered into a definitive merger agreement to acquire NES in an all cash transaction. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate NES and assess other potential uses of capital.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2016, we had cash and cash equivalents of $312. Cash equivalents at December 31, 2016 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2016:

ABL facility:
Borrowing capacity, net of letters of credit	$809
Outstanding debt, net of debt issuance costs	1,645
Interest rate at December 31, 2016	2.3%
Average month-end debt outstanding during the year (1)	1,439
Weighted-average interest rate on average month-end debt outstanding during the year	2.1%
Maximum month-end debt outstanding during the year (1)	1,747
Accounts receivable securitization facility:
Borrowing capacity	57
Outstanding debt, net of debt issuance costs	568
Interest rate at December 31, 2016	1.5%
Average month-end debt outstanding during the year	551
Weighted-average interest rate on average month-end debt outstanding during the year	1.2%
Maximum month-end debt outstanding during the year	621
________________

(1)
The maximum month-end amount outstanding under the ABL facility exceeded the average amount outstanding during the year ended December 31, 2016 primarily due to the use of borrowings under the ABL facility to partially finance the debt redemptions discussed in note 11 to the consolidated financial statements.

We expect that our principal needs for cash relating to our operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) share repurchases and (vi) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. For information on the scheduled principal and interest payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “Certain Information Concerning Contractual Obligations.”
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 23, 2017 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Stable
Standard & Poor’s	BB-	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $0.75 billion and $1.00 billion in 2016 and 2015, respectively.
Loan Covenants and Compliance. As of December 31, 2016, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2016, we (i) generated cash from operating activities of $1.95 billion and (ii) generated cash from the sale of rental and non-rental equipment of $510. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.34 billion, (ii) purchase shares of our common stock for $528 and (iii) make debt payments, net of proceeds, of $471. During 2015, we (i) generated cash from operating activities of $2.0 billion, (ii) generated cash from the sale of rental and non-rental equipment of $555 and (iii) received cash from debt proceeds, net of payments, of $84. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.64 billion, (ii) purchase other companies for $86, (iii) purchase shares of our common stock for $789 and (iv) pay $52 of contingent consideration associated with the National Pump acquisition. During 2015, cash also decreased by $29 due to the effect of foreign exchange rates.
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

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$1,953	$1,995	$1,801
Purchases of rental equipment	(1,246)	(1,534)	(1,701)
Purchases of non-rental equipment	(93)	(102)	(120)
Proceeds from sales of rental equipment	496	538	544
Proceeds from sales of non-rental equipment	14	17	33
Excess tax benefits from share-based payment arrangements	58	5	—
Free cash flow	$1,182	$919	$557

Free cash flow for the year ended December 31, 2016 was $1.18 billion, an increase of $263 as compared to $919 for the year ended December 31, 2015. Free cash flow increased primarily due to decreased purchases of rental equipment. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. Such benefits are recognized as a credit to additional paid-in capital, and are reported as financing cash flows. We added the excess tax benefits back to our calculation of free cash flow to generally classify cash flows from income taxes as operating cash flows. However, these excess tax benefits did not impact free cash flow for years ended December 31, 2016 or 2015, as they do not result in increased cash flows until the associated income taxes are settled. Free cash flow for the year ended December 31, 2015 was $919, an increase of $362 as compared to $557 for the year ended December 31, 2014. Free cash flow for the years ended December 31, 2015 and 2014 includes aggregate cash payments of $5 and $17, respectively, related to merger and restructuring activity. Free cash flow increased primarily due to increased net cash provided by operating activities and decreased purchases of rental equipment.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Debt and capital leases (1)	$597	$21	$12	$4	$1,656	$5,553	$7,843
Interest due on debt (2)	363	356	356	355	334	891	2,655
Operating leases (1):
Real estate	99	82	63	44	28	39	355
Non-rental equipment	41	30	22	15	8	2	118
Service agreements (3)	14	3	—	—	—	—	17
Purchase obligations (4)	853	—	—	—	—	—	853
Total (5)	$1,967	$492	$453	$418	$2,026	$6,485	$11,841

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2016.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of December 31, 2016, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2017.

(5)
This information excludes $4 of unrecognized tax benefits, which are discussed further in note 12 to our consolidated financial statements. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

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
Holdings receives royalties from URNA and its subsidiaries based upon a percent of revenue. During the year ended December 31, 2015, the royalty percent of revenue (the "royalty rate") increased from two and a half percent to eight percent, resulting in Holdings receiving increased royalties from URNA during the year ended December 31, 2015 (see note 17 to our consolidated financial statements). The royalty rate increased as a result of a reassessment of the benefit provided by Holdings' trademark and its business support to URNA and its subsidiaries. The increase in the royalty rate results in increased intercompany receivables for Holdings. Our total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of December 31, 2016, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $713.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our Canadian operations.
Interest Rate Risk. As of December 31, 2016, we had an aggregate of $2.2 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of December 31, 2016 under the ABL facility and the accounts receivable securitization facility. As of December 31, 2016, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $14 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 11 to our consolidated financial statements.

At December 31, 2016, we had an aggregate of $5.6 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2016 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 10 (see “Fair Value of Financial Instruments”) and note 11 to our consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2016 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $5. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
January 25, 2017

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$312	$179
Accounts receivable, net of allowance for doubtful accounts of $54 at December 31, 2016 and $55 at December 31, 2015	920	930
Inventory	68	69
Prepaid expenses and other assets	61	116
Total current assets	1,361	1,294
Rental equipment, net	6,189	6,186
Property and equipment, net	430	445
Goodwill	3,260	3,243
Other intangible assets, net	742	905
Other long-term assets	6	10
Total assets	$11,988	$12,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$597	$607
Accounts payable	243	271
Accrued expenses and other liabilities	344	355
Total current liabilities	1,184	1,233
Long-term debt	7,193	7,555
Deferred taxes	1,896	1,765
Other long-term liabilities	67	54
Total liabilities	10,340	10,607
Common stock—$0.01 par value, 500,000,000 shares authorized, 111,985,215 and 84,222,042 shares issued and outstanding, respectively, at December 31, 2016 and 111,586,585 and 91,776,436 shares issued and outstanding, respectively, at December 31, 2015	1	1
Additional paid-in capital	2,288	2,197
Retained earnings	1,654	1,088
Treasury stock at cost—27,763,173 and 19,810,149 shares at December 31, 2016 and December 31, 2015, respectively	(2,077)	(1,560)
Accumulated other comprehensive loss	(218)	(250)
Total stockholders’ equity	1,648	1,476
Total liabilities and stockholders’ equity	$11,988	$12,083

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Equipment rentals	$4,941	$4,949	$4,819
Sales of rental equipment	496	538	544
Sales of new equipment	144	157	149
Contractor supplies sales	79	79	85
Service and other revenues	102	94	88
Total revenues	5,762	5,817	5,685
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,862	1,826	1,806
Depreciation of rental equipment	990	976	921
Cost of rental equipment sales	292	311	315
Cost of new equipment sales	119	131	120
Cost of contractor supplies sales	55	55	59
Cost of service and other revenues	41	38	32
Total cost of revenues	3,359	3,337	3,253
Gross profit	2,403	2,480	2,432
Selling, general and administrative expenses	719	714	758
Merger related costs	—	(26)	11
Restructuring charge	14	6	(1)
Non-rental depreciation and amortization	255	268	273
Operating income	1,415	1,518	1,391
Interest expense, net	511	567	555
Other income, net	(5)	(12)	(14)
Income before provision for income taxes	909	963	850
Provision for income taxes	343	378	310
Net income	$566	$585	$540
Basic earnings per share	$6.49	$6.14	$5.54
Diluted earnings per share	$6.45	$6.07	$5.15

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$566	$585	$540
Other comprehensive income (loss):
Foreign currency translation adjustments	28	(174)	(90)
Fixed price diesel swaps	4	(2)	(3)
Other comprehensive income (loss) (1)	32	(176)	(93)
Comprehensive income	$598	$409	$447

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2016, 2015 or 2014. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive loss during the years ended December 31, 2016, 2015 or 2014.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional	(Accumulated Deficit)	Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Income (Loss)
Balance at January 1, 2014	93	$1	$2,054	$(37)	5	$(209)	$19
Net income				540
Foreign currency translation adjustments							(90)
Fixed price diesel swaps							(3)
Stock compensation expense, net			74
Exercise of common stock options	—		2
4 percent Convertible Senior Notes (1)	10		58
Shares repurchased and retired			(20)
Repurchase of common stock	(5)				5	(593)
Balance at December 31, 2014	98	$1	$2,168	$503	10	$(802)	$(74)

(1)Primarily reflects amortization of the original issue discount on our 4 percent Convertible Senior Notes and cash received from the option counterparties to our convertible note hedges associated with conversions of a portion of our 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes matured in 2015.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Loss
Balance at December 31, 2014	98	$1	$2,168	$503	10	$(802)	$(74)
Net income				585
Foreign currency translation adjustments							(174)
Fixed price diesel swaps							(2)
Stock compensation expense, net			49
Exercise of common stock options	—		1
4 percent Convertible Senior Notes (1)	4		5
Shares repurchased and retired			(31)
Repurchase of common stock	(10)				10	(758)
Excess tax benefits from share-based payment arrangements, net			5
Balance at December 31, 2015	92	$1	$2,197	$1,088	20	$(1,560)	$(250)

(1)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes and the conversion of all outstanding 4 percent Convertible Senior Notes.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Loss (1)
Balance at December 31, 2015	92	$1	$2,197	$1,088	20	$(1,560)	$(250)
Net income				566
Foreign currency translation adjustments							28
Fixed price diesel swaps							4
Stock compensation expense, net			45
Exercise of common stock options	—		1
Shares repurchased and retired			(11)
Repurchase of common stock	(8)				8	$(517)
Excess tax benefits from share-based payment arrangements, net			56
Balance at December 31, 2016	84	$1	$2,288	$1,654	28	$(2,077)	$(218)

(1)As of December 31, 2016, 2015 and 2014, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows From Operating Activities:
Net income	$566	$585	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,245	1,244	1,194
Amortization of deferred financing costs and original issue discounts	9	10	17
Gain on sales of rental equipment	(204)	(227)	(229)
Gain on sales of non-rental equipment	(4)	(8)	(11)
Stock compensation expense, net	45	49	74
Merger related costs	—	(26)	11
Restructuring charge	14	6	(1)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	101	123	80
Excess tax benefits from share-based payment arrangements	(58)	(5)	—
Increase in deferred taxes	123	336	261
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15	(11)	(101)
Decrease in inventory	1	8	11
Decrease (increase) in prepaid expenses and other assets	77	(38)	(52)
Decrease in accounts payable	(29)	(8)	(23)
Increase (decrease) in accrued expenses and other liabilities	52	(43)	30
Net cash provided by operating activities	1,953	1,995	1,801
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,246)	(1,534)	(1,701)
Purchases of non-rental equipment	(93)	(102)	(120)
Proceeds from sales of rental equipment	496	538	544
Proceeds from sales of non-rental equipment	14	17	33
Purchases of other companies, net of cash acquired	(28)	(86)	(756)
Purchases of investments	(2)	(3)	—
Net cash used in investing activities	(859)	(1,170)	(2,000)
Cash Flows From Financing Activities:
Proceeds from debt	8,752	8,566	7,070
Payments of debt	(9,223)	(8,482)	(6,283)
Payment of contingent consideration	—	(52)	—
Payments of financing costs	(24)	(27)	(22)
Proceeds from the exercise of common stock options	1	1	2
Common stock repurchased	(528)	(789)	(613)
Cash received in connection with the 4 percent Convertible Senior Notes and related hedge, net	—	3	42
Excess tax benefits from share-based payment arrangements	58	5	—
Net cash (used in) provided by financing activities	(964)	(775)	196
Effect of foreign exchange rates	3	(29)	(14)
Net increase (decrease) in cash and cash equivalents	133	21	(17)
Cash and cash equivalents at beginning of year	179	158	175
Cash and cash equivalents at end of year	$312	$179	$158
Supplemental disclosure of cash flow information:
Cash paid for interest	$415	$447	$457
Cash paid for income taxes, net	99	60	100
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

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2016 consist of direct obligations of financial institutions rated A or better.
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
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $18, $30 and $39 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $629, $628 and $604 for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Acquisition Accounting
We have made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
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
In April 2014, we completed the acquisition of the following entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). Most of the assets in the Pump Solutions reporting unit were acquired in the National Pump acquisition. Based on the October 1, 2015 test, the Pump Solutions reporting unit’s estimated fair value exceeded its carrying amount by 3.3 percent. In light of continuing pressures on the Pump Solutions reporting unit related primarily to upstream oil and gas customers, we continued to monitor the Pump Solutions reporting unit for impairment through the end of 2015, and performed another impairment test as of November 30, 2015. As of the November 30, 2015 testing date, the estimated fair value of the Pump Solutions reporting unit exceeded its carrying amount by 1 percent. No additional impairment indicators were noted as of December 31, 2015.
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

In connection with our goodwill impairment test that was conducted as of October 1, 2016, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 53 percent. The estimated fair value of our Pump Solutions reporting unit exceeded its carrying amount by approximately 15 percent.
For the goodwill impairment test that was conducted as of October 1, 2016 for our Pump Solutions reporting unit, we utilized a discount rate of 14.0 percent and a long-term terminal growth rate of 3.0 percent beyond our planning period. The improvement in the margin by which the Pump Solutions reporting unit’s estimated fair value exceeded its carrying amount in the October 1, 2016 test as compared to the November 30, 2015 test primarily reflects (i) a reduction in the Pump Solutions reporting unit’s carrying value primarily due to the depreciation and amortization of its assets, as well as a reduction in its working capital and (ii) improvement in the Pump Solutions reporting unit’s revenue mix in its long term forecast largely due to having a smaller portion of revenue attributable to upstream oil and gas customers, which have experienced significant volatility in recent years, and a larger portion of revenue attributable to downstream oil and gas, construction, municipality and mining customers. We also performed a sensitivity analysis related to the discount rate and long-term growth rate used in the October 1, 2016 test by: (i) increasing the discount rate by 50 basis points and (ii) reducing the long-term growth rate by 25 basis points. The Pump Solutions reporting unit passed step one of the goodwill impairment test under the sensitivity test. The October 1, 2016 impairment test assumed earnings growth for the Pump Solutions reporting unit over the next 10 years. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the Pump Solutions reporting unit could fail step one of the goodwill impairment test in a future period. As of December 31, 2016, there was $312 of goodwill in the Pump Solutions reporting unit. We will continue to monitor the Pump Solutions reporting unit for impairment.
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
Revenue Recognition
Our rental contract periods are hourly, daily, weekly or monthly and we recognize revenues from renting equipment on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $33 and $32 as of December 31, 2016 and 2015, respectively.
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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was immaterial for the years ended December 31, 2016, 2015 and 2014.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $19, $17 and $16 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2016, 2015, and 2014. Our customer with the largest receivable balance represented approximately two percent and one percent of total receivables at December 31, 2016 and 2015, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
Statement of Cash Flows. In August 2016, the FASB issued guidance to reduce the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our financial statements. The presentation of insurance proceeds received for damage to our equipment is the primary item that we expect to change as a result of this guidance. For the year ended December 31, 2016, $12 of insurance proceeds received for damage to equipment was included in operating activities on our consolidated statements of cash flows. Under the new guidance, these proceeds would be included in investing activities on our consolidated statements of cash flows.
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective and/or prospective adoption. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable.
Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance that will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which the transfer occurs. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption is permitted. The guidance requires modified retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our financial statements.

3.    Segment Information
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
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Primarily rented by our general rentals segment:
General construction and industrial equipment	43%	43%	43%
Aerial work platforms	32%	32%	33%
General tools and light equipment	8%	10%	10%
Primarily rented by our trench, power and pump segment:
Power and HVAC equipment	7%	6%	6%
Trench safety equipment	6%	5%	5%
Pumps	4%	4%	3%

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
The following table sets forth financial information by segment as of and for the years ended December 31, 2016, 2015 and 2014:

	General rentals	Trench, power and pump	Total
2016
Equipment rentals	$4,166	$775	$4,941
Sales of rental equipment	459	37	496
Sales of new equipment	128	16	144
Contractor supplies sales	64	15	79
Service and other revenues	91	11	102
Total revenue	4,908	854	5,762
Depreciation and amortization expense	1,066	179	1,245
Equipment rentals gross profit	1,725	364	2,089
Capital expenditures	1,189	150	1,339
Total assets	$10,496	$1,492	$11,988
2015
Equipment rentals	$4,241	$708	$4,949
Sales of rental equipment	504	34	538
Sales of new equipment	137	20	157
Contractor supplies sales	67	12	79
Service and other revenues	83	11	94
Total revenue	5,032	785	5,817
Depreciation and amortization expense	1,071	173	1,244
Equipment rentals gross profit	1,819	328	2,147
Capital expenditures	1,439	197	1,636
Total assets	$10,561	$1,522	$12,083
2014
Equipment rentals	$4,222	$597	$4,819
Sales of rental equipment	519	25	544
Sales of new equipment	113	36	149
Contractor supplies sales	73	12	85
Service and other revenues	75	13	88
Total revenue	5,002	683	5,685
Depreciation and amortization expense	1,060	134	1,194
Equipment rentals gross profit	1,790	302	2,092
Capital expenditures	1,594	227	1,821
Total assets	$10,597	$1,532	$12,129

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
Total equipment rentals gross profit	$2,089	$2,147	$2,092
Gross profit from other lines of business	314	333	340
Selling, general and administrative expenses	(719)	(714)	(758)
Merger related costs	—	26	(11)
Restructuring charge	(14)	(6)	1
Non-rental depreciation and amortization	(255)	(268)	(273)
Interest expense, net	(511)	(567)	(555)
Other income, net	5	12	14
Income before provision for income taxes	$909	$963	$850

We operate in the United States and Canada. The following table presents geographic area information for the years ended December 31, 2016, 2015 and 2014, except for balance sheet information, which is presented as of December 31, 2016 and 2015:

	Domestic	Foreign (Canada)	Total
2016
Equipment rentals	$4,524	$417	$4,941
Sales of rental equipment	444	52	496
Sales of new equipment	129	15	144
Contractor supplies sales	68	11	79
Service and other revenues	87	15	102
Total revenue	5,252	510	5,762
Rental equipment, net	5,709	480	6,189
Property and equipment, net	390	40	430
Goodwill and other intangibles, net	$3,699	$303	$4,002
2015
Equipment rentals	$4,452	$497	$4,949
Sales of rental equipment	480	58	538
Sales of new equipment	137	20	157
Contractor supplies sales	69	10	79
Service and other revenues	80	14	94
Total revenue	5,218	599	5,817
Rental equipment, net	5,657	529	6,186
Property and equipment, net	399	46	445
Goodwill and other intangibles, net	$3,838	$310	$4,148
2014
Equipment rentals	$4,217	$602	$4,819
Sales of rental equipment	478	66	544
Sales of new equipment	124	25	149
Contractor supplies sales	70	15	85
Service and other revenues	73	15	88
Total revenue	$4,962	$723	$5,685

4.    Restructuring Charges
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
The table below provides certain information concerning our restructuring charges under the closed restructuring programs:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2014:
Branch closure charges	$33	$(1)	$(12)	$20
Severance costs	2	—	(2)	—
Total	$35	$(1)	$(14)	$20
Year ended December 31, 2015:
Branch closure charges	$20	$2	$(9)	$13
Severance costs	—	—	—	—
Total	$20	$2	$(9)	$13
Year ended December 31, 2016:
Branch closure charges	$13	$—	$(5)	$8
Severance costs	—	—	—	—
Total	$13	$—	$(5)	$8

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
 As of December 31, 2016, we have incurred total restructuring charges under the closed restructuring programs of $216, comprised of $150 of branch closure charges and $66 of severance costs.
2015-2016 Cost Savings Restructuring Program
In the fourth quarter of 2015, we initiated a restructuring program (the "2015/2016 restructuring program") in response to challenges in our operating environment. In particular, during 2015, we experienced volume and pricing pressure in our general rental business and our Pump Solutions region associated with upstream oil and gas customers. Additionally, our Lean initiatives did not fully generate the anticipated cost savings due to lower than expected growth. Though we expected solid industry growth in 2016, the 2015/2016 restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. The program was completed in the fourth quarter of 2016.
The table below provides certain information concerning our restructuring charges under the 2015/2016 restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2015:
Branch closure charges	$—	$—	$—	$—
Severance costs	—	4	(1)	3
Total	$—	$4	$(1)	$3
Year ended December 31, 2016:
Branch closure charges	$—	$10	$(2)	$8
Severance costs	3	4	(6)	1
Total	$3	$14	$(8)	$9

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
 As of December 31, 2016, we incurred total restructuring charges under the 2015/2016 restructuring program of $18, comprised of $10 of branch closure charges and $8 of severance costs.

5.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2016	2015
Rental equipment	$9,413	$9,022
Less accumulated depreciation	(3,224)	(2,836)
Rental equipment, net	$6,189	$6,186

6.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2016	2015
Land	$96	$98
Buildings	212	226
Non-rental vehicles	93	86
Machinery and equipment	87	78
Furniture and fixtures	188	171
Leasehold improvements	221	212
	897	871
Less accumulated depreciation and amortization	(467)	(426)
Property and equipment, net	$430	$445

7.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2016:

	General rentals	Trench, power and pump	Total
Balance at January 1, 2014 (1)	$2,812	$141	$2,953
Goodwill related to acquisitions (2)	12	330	342
Foreign currency translation and other adjustments	(20)	(3)	(23)
Balance at December 31, 2014 (1)	2,804	468	3,272
Goodwill related to acquisitions (2)	16	—	16
Foreign currency translation and other adjustments	(34)	(11)	(45)
Balance at December 31, 2015 (1)	2,786	457	3,243
Goodwill related to acquisitions (2)	5	4	9
Foreign currency translation and other adjustments	6	2	8
Balance at December 31, 2016 (1)	$2,797	$463	$3,260

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)
Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition.

Other intangible assets were comprised of the following at December 31, 2016 and 2015:

	December 31, 2016
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	28 months	$70	$57	$13
Customer relationships	10 years	$1,465	$737	$728
Trade names and associated trademarks	4 months	$80	$79	$1

	December 31, 2015
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	31 months	$69	$44	$25
Customer relationships	11 years	$1,453	$583	$870
Trade names and associated trademarks	16 months	$80	$70	$10

Amortization expense for other intangible assets was $174, $193 and $204 for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2017	$146
2018	126
2019	111
2020	95
2021	80
Thereafter	184
Total	$742

8.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2016	2015
Self-insurance accruals	$35	$43
Accrued compensation and benefit costs	55	41
Property and income taxes payable	23	22
Restructuring reserves (1)	17	16
Interest payable	79	91
Deferred revenue (2)	40	38
National accounts accrual	40	39
Due to seller	2	4
Other (3)	53	61
Accrued expenses and other liabilities	$344	$355
_________________

(1)	Relates to branch closure charges and severance costs. See note 4 for additional detail.

(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 (“Revenue Recognition”) for additional detail.

(3)	Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2016	2015
Self-insurance accruals	$59	$47
Accrued compensation and benefit costs	8	7
Other long-term liabilities	$67	$54

9.    Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the year ended December 31, 2016, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At December 31, 2016, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the year ended December 31, 2016, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At December 31, 2016, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2016, represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at December 31, 2016 were designated and qualify as cash flow hedges and the effective portion of the unrealized gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our consolidated statements of income during the current period. As of December 31, 2016, we had outstanding fixed price swap contracts covering 7.0 million gallons of diesel which will be purchased throughout 2017 and 2018.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2016, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value occurred. During the year ended December 31, 2016, forward contracts were used to purchase $894 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the year ended December 31, 2016. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of December 31, 2016 and 2015, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the years ended December 31, 2016, 2015 and 2014 associated with the forward contracts to purchase Canadian dollars. Operating cash flows in our consolidated statement of cash flows for the years ended December 31, 2016, 2015 and 2014 include $29, $35 and $41, respectively, associated with the fixed price diesel swaps, comprised of 1) the cost to purchase 10.1 million, 10.6 million and 10.5 million hedged gallons of diesel during the years ended December 31, 2016, 2015 and 2014, respectively, and 2) cash paid to or received from the counterparties to the fixed price swaps.
The effect of our derivative instruments on our consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Year ended December 31, 2016:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(6)	(23)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(3)	3
Year ended December 31, 2015:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(7)	(29)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(5)	5
Year ended December 31, 2014:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(40)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(7)	7
 * Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 10.1 million, 10.6 million and 10.5 million gallons of diesel covered by the fixed price swaps during the years ended December 31, 2016, 2015 and 2014, respectively.

10.    Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value
As of December 31, 2016 and 2015, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of December 31, 2016 and 2015, immaterial amounts ($6 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our consolidated balance sheets, reflecting the fair values of the fixed price swap contracts. As discussed in note 9 to the consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of December 31, 2016, we have fixed price swap contracts covering 7.0 million gallons of diesel which we will buy throughout 2017 and 2018 at the average contract price of $2.56 per gallon, while the average forward price for the hedged gallons was $2.73 per gallon as of December 31, 2016.
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”) and accounts receivable securitization facility approximate their book values as of December 31, 2016 and 2015. The estimated fair values of our other financial instruments at December 31, 2016 and 2015 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$5,506	$5,715	$5,916	$6,030
Level 3:
Capital leases (1)	71	70	96	95

(1)	The fair value of capital leases reflects the present value of the leases using a 7.0 percent interest rate.

11.    Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	December 31,
	2016	2015
Accounts Receivable Securitization Facility (1)	$568	$571
$2.5 billion ABL Facility (1)	1,645	1,579
7 3/8 percent Senior Notes (2)	—	740
8 1/4 percent Senior Notes (2)	—	315
7 5/8 percent Senior Notes due 2022 (2)	469	1,306
6 1/8 percent Senior Notes due 2023	936	937
4 5/8 percent Senior Secured Notes due 2023	991	989
5 3/4 percent Senior Notes due 2024	839	838
5 1/2 percent Senior Notes due 2025	792	791
5 7/8 percent Senior Notes due 2026 (3)	740	—
5 1/2 percent Senior Notes due 2027 (3)	739	—
Capital leases	71	96
Total debt	7,790	8,162
Less short-term portion	(597)	(607)
Total long-term debt	$7,193	$7,555

(1)
$809 and $57 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2016. The ABL facility availability is reflected net of $36 of letters of credit. At December 31, 2016, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 2.3 percent and 1.5 percent, respectively.

(2)
In 2016, we redeemed all of our 7 3/8 percent Senior Notes and 8 1/4 percent Senior Notes, and $850 principal amount of our 7 5/8 percent Senior Notes due 2022. Upon redemption, we recognized an aggregate loss of $100 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(3)	In 2016, URNA issued $750 principal amount of 5 7/8 percent Senior Notes due 2026 and $750 principal amount of 5 1/2 percent Senior Notes due 2027. See below for additional detail.
Short-term debt
As of December 31, 2016, our short-term debt primarily reflects $568 of borrowings under our accounts receivable securitization facility. As discussed below, in 2016, we amended and extended our accounts receivable securitization facility. During the year ended December 31, 2016, the monthly average amount outstanding under the accounts receivable securitization facility was $551 and the weighted-average interest rate thereon was 1.2 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the year ended December 31, 2016 was $621.
Accounts Receivable Securitization Facility. In August 2016, we amended and extended our accounts receivable securitization facility. The amended facility expires on August 29, 2017, has a facility size of $625, and may be extended on a 364-day basis by mutual agreement of the Company and the lenders under the facility. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2016, there were $655 of receivables, net of applicable reserves, in the collateral pool;

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

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended. The size of the ABL facility was $2.5 billion as of December 31, 2016.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2021. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers' Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. As discussed below (see “Loan Covenants and Compliance”), the only material financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2016, availability under the ABL facility has exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.

As of December 31, 2016, the ABL facility was our only long-term variable rate debt instrument. During the year ended December 31, 2016, the monthly average amount outstanding under the ABL facility was $1.4 billion and the weighted-average interest rate thereon was 2.1 percent. The maximum month-end amount outstanding under the ABL facility during the year ended December 31, 2016 was $1.7 billion.
7 5/8 percent Senior Notes due 2022. In March 2012, Funding SPV issued $1.325 billion aggregate principal amount of 7 5/8 percent Senior Notes (the “7 5/8 percent Notes”), which are due April 15, 2022. The net proceeds from the sale of the 7 5/8 percent Notes were approximately $1.295 billion (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 5/8 percent Notes. The 7 5/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. As of December 31, 2016, after the redemption of $850 principal amount of the 7 5/8 percent Notes in 2016, the outstanding principal amount of the notes was $475.The 7 5/8 percent Notes may be redeemed on or after April 15, 2017, at specified redemption prices that range from 103.813 percent in 2017, to 100 percent in 2020 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 7 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
6 1/8 percent Senior Notes due 2023. In October 2012, URNA issued $400 aggregate principal amount of 6 1/8 percent Senior Notes (the “6 1/8 percent Notes”), which are due June 15, 2023. In March 2014, URNA issued $525 principal amount of 6 1/8 percent Notes as an add on to the existing 6 1/8 percent Notes. The notes issued in March 2014 have identical terms, and are fungible, with the existing 6 1/8 percent Notes. The net proceeds from the issuances of the 6 1/8 percent Notes were $939 (after deducting offering expenses). The 6 1/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 6 1/8 percent Notes may be redeemed by URNA on or after December 15, 2017, at specified redemption prices that range from 103.063 percent in 2017 to 100 percent in 2020 and thereafter. The indenture governing the 6 1/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) preferred stock of certain subsidiaries; (vi) transactions with affiliates; (vii) dividends and other payments; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of our assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 6 1/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The carrying value of the 6 1/8 percent Notes includes the $21 unamortized portion of the original issue premium recognized in conjunction with the March 2014 issuance, which is being amortized through the maturity date in 2023. The effective interest rate on the 6 1/8 percent Senior Notes is 5.7 percent.
4 5/8 percent Senior Secured Notes due 2023. In March 2015, URNA issued $1.0 billion aggregate principal amount of 4 5/8 percent Senior Secured Notes (the “4 5/8 percent Notes”), which are due July 15, 2023. The net proceeds from the issuance were approximately $990 (after deducting offering expenses). The 4 5/8 percent Notes are guaranteed by Holdings and certain domestic subsidiaries of URNA and are secured on a second-priority basis by liens on substantially all of URNA’s and the guarantors’ assets that secure the ABL facility, subject to certain exceptions. The 4 5/8 percent Notes may be redeemed on or after July 15, 2018, at specified redemption prices that range from 103.469 percent in 2018, to 100 percent in 2021 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 4 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
5 3/4 percent Senior Notes due 2024. In March 2014, URNA issued $850 aggregate principal amount of 5 3/4 percent Senior Notes (the “5 3/4 percent Notes”), which are due November 15, 2024. The net proceeds from the issuance were $837

(after deducting offering expenses). The 5 3/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after May 15, 2019, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on May 15, 2019, to 100 percent in the 12-month period commencing on May 15, 2022 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
5 1/2 percent Senior Notes due 2025. In March 2015, URNA issued $800 aggregate principal amount of 5 1/2 percent Senior Notes which are due July 15, 2025 (the “2025 5 1/2 percent Notes”). The net proceeds from the issuance were approximately $792 (after deducting offering expenses). The 2025 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 2025 5 1/2 percent Notes may be redeemed on or after July 15, 2020, at specified redemption prices that range from 102.75 percent in 2020, to 100 percent in 2023 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 2025 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 2025 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
5 7/8 percent Senior Notes due 2026. In May 2016, URNA issued $750 aggregate principal amount of 5 7/8 percent Senior Notes (the “5 7/8 percent Notes”) which are due September 15, 2026. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 5 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 7/8 percent Notes may be redeemed on or after September 15, 2021, at specified redemption prices that range from 102.938 percent in 2021, to 100 percent in 2024 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
5 1/2 percent Senior Notes due 2027. In November 2016, URNA issued $750 aggregate principal amount of 5 1/2 percent Senior Notes which are due May 15, 2027 (the “2027 5 1/2 percent Notes”). The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 2027 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 2027 5 1/2 percent Notes may be redeemed on or after May 15, 2022, at specified redemption prices that range from 102.75 percent in 2022, to 100 percent in 2025 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 2027 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 2027 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2016, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2016, specified availability under the ABL facility exceeded the required threshold and, as a result, this maintenance covenant is inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Maturities
Maturities of the Company’s debt (exclusive of any unamortized original issue discounts or premiums, and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2016 are as follows:

2017	$597
2018	21
2019	12
2020	4
2021	1,656
Thereafter	5,553
Total	$7,843

12.    Income Taxes
The components of the provision for income taxes for each of the three years in the period ended December 31, 2016 are as follows:

	Year ended December 31,
	2016	2015	2014
Current
Federal	$186	$13	$2
Foreign	10	15	42
State and local	24	14	5
	220	42	49
Deferred
Federal	119	300	240
Foreign	(1)	5	2
State and local	5	31	19
	123	336	261
Total	$343	$378	$310

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to the income before provision for income taxes for each of the three years in the period ended December 31, 2016 is as follows:

	Year ended December 31,
	2016	2015	2014
Computed tax at statutory tax rate	$318	$337	$297
State income taxes, net of federal tax benefit	21	41	22
Non-deductible expenses and other	9	8	8
Foreign taxes	(5)	(8)	(17)
Total	$343	$378	$310

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2016	December 31, 2015
Reserves and allowances	$103	$112
Debt cancellation and other	33	48
Net operating loss and credit carryforwards	28	73
Total deferred tax assets	164	233
Property and equipment	(1,820)	(1,714)
Intangibles	(231)	(272)
Valuation allowance	(9)	(12)
Total deferred tax liability	(2,060)	(1,998)
Total deferred income tax liability	$(1,896)	$(1,765)

The following table summarizes the activity related to unrecognized tax benefits, some of which would impact our effective tax rate if recognized:

	2016	2015
Balance at January 1	$3	$7
Additions for tax positions of prior years	1	1
Reductions for tax positions of prior years	—	(1)
Settlements	—	(4)
Balance at December 31	$4	$3

We include interest accrued on the underpayment of income taxes in interest expense, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Interest expense of less than $1 related to income tax was reflected in our consolidated statements of income for each of the years ended December 31, 2016, 2015 and 2014.
We file income tax returns in the United States and in Canada. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2010. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2010. Canadian authorities have concluded income tax audits for periods through 2010. Included in the balance of unrecognized tax benefits at December 31, 2016 are certain tax positions associated with Canadian transfer pricing and U.S. state inter-company royalty related issues. The Company has submitted a request to the Canadian Competent Authority for an Advanced Pricing Arrangement ("APA") associated with our intercompany transactions. The process has been delayed due to changes in the management and staff in the Canadian Revenue Agency ("CRA"). The latest communication received from the CRA indicated that the CRA's position on this matter should be expected within the next 12 months. It is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $29, $70 and $168 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, unremitted earnings of foreign subsidiaries were approximately $382. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. If we changed our reinvestment policy and decided to remit earnings as a dividend, a deferred tax liability would arise. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.
We have net operating loss carryforwards (“NOLs”) of $527 for state income tax purposes that expire from 2016 through 2036. We have recorded valuation allowances against this deferred asset of $9 and $12 as of December 31, 2016 and 2015, respectively. We have no NOLs recorded for federal income tax purposes. In 2016, the Company utilized $155 of existing NOLs to offset tax liabilities.

13.    Commitments and Contingencies
We are subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and automobile claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals included in our consolidated balance sheets for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Indemnification
The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law.
Operating Leases
We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2016:

	Real Estate Leases	Non-Rental Equipment Leases
2017	$99	$41
2018	82	30
2019	63	22
2020	44	15
2021	28	8
Thereafter	39	2
Total	$355	$118
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
Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $149, $139 and $131 for the years ended December 31, 2016, 2015 and 2014, respectively.
Capital Leases
Capital lease obligations consist primarily of vehicle and building leases with periods expiring at various dates through 2028. Capital lease obligations were $71 and $96 at December 31, 2016 and 2015, respectively. The following table presents capital lease financial statement information for the years ended December 31, 2016, 2015 and 2014, except for balance sheet information, which is presented as of December 31, 2016 and 2015:

	2016	2015	2014
Depreciation of rental equipment	$20	$20	$20
Non-rental depreciation and amortization	3	3	4
Rental equipment	190	186
Less accumulated depreciation	(70)	(56)
Rental equipment, net	120	130
Property and equipment, net:
Non-rental vehicles	7	8
Buildings	21	21
Less accumulated depreciation and amortization	(16)	(16)
Property and equipment, net	$12	$13

Future minimum lease payments for capital leases for each of the next five years and thereafter at December 31, 2016 are as follows:

2017	$32
2018	23
2019	13
2020	4
2021	2
Thereafter	3
Total	77
Less amount representing interest (1)	(6)
Capital lease obligations	$71

(1)	The weighted average interest rate on our capital lease obligations as of December 31, 2016 was approximately 5.7 percent.
Employee Benefit Plans
We currently sponsor a defined contribution 401(k) retirement plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $23, $22 and $19 in the years ended December 31, 2016, 2015 and 2014, respectively.
Environmental Matters
The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. We incur ongoing expenses associated with the performance of appropriate remediation at certain locations.

14.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2016 and 2015, there were 0.5 million and 0.6 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively.
As of December 31, 2016, there were an aggregate of 1.1 million outstanding time and performance-based RSUs and 3.7 million shares available for grant of stock and options under our 2010 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2014	875	$17.85
Granted	—	—
Exercised	(213)	11.21
Canceled	(10)	19.98
Outstanding at December 31, 2014	652	19.99
Granted	—	—
Exercised	(87)	13.54
Canceled	(4)	20.29
Outstanding at December 31, 2015	561	20.99
Granted	—	—
Exercised	(54)	17.42
Canceled	—	—
Outstanding at December 31, 2016	507	21.37
Exercisable at December 31, 2014	564	$16.18
Exercisable at December 31, 2015	537	$19.49
Exercisable at December 31, 2016	507	$21.37

As of December 31, 2016 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$0.01-5.00	100	2.2	$3.38	100	$3.38
5.01-10.00	169	3.2	8.32	169	8.32
10.01-15.00	12	2.1	14.50	12	14.50
15.01-20.00	12	2.8	15.22	12	15.22
25.01-30.00	27	3.2	26.01	27	26.01
30.01-35.00	62	4.2	31.49	62	31.49
40.01-45.00	51	5.1	41.25	51	41.25
50.01-55.00	74	6.2	53.78	74	53.78
	507		$21.37	507	$21.37
The following table presents information associated with options as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Intrinsic value of options outstanding as of December 31	$43	$29
Intrinsic value of options exercisable as of December 31	43	28
Intrinsic value of options exercised	4	7	17
Weighted-average grant date fair value per option	$—	$—	$—
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest over the performance period which is currently the calendar year. There were 346 thousand shares of common stock issued upon vesting of RSUs during 2016, net of 190 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2016	2015	2014
RSUs granted	901	463	805
Weighted-average grant date price per unit	$60.55	$86.84	$92.28

As of December 31, 2016, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $32. The weighted-average period over which this compensation cost is expected to be recognized is 1.9 years.
A summary of RSU activity for the year ended December 31, 2016 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	530	$81.94
Granted	901	60.55
Vested	(645)	64.62
Forfeited	(35)	79.19
Nonvested as of December 31, 2016	751	$71.29

The total fair value of RSUs vested during the fiscal years ended December 31, 2016, 2015 and 2014 was $39, $84, and $54, respectively.

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms on September 27, 2011. Our board of directors elected not to renew or extend the plan.

15.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2016 (1):
Total revenues	$1,310	$1,421	$1,508	$1,523	$5,762
Gross profit	500	590	656	657	2,403
Operating income	254	347	412	402	1,415
Net income	92	134	187	153	566
Earnings per share—basic	1.01	1.52	2.18	1.82	6.49
Earnings per share—diluted (3)	1.01	1.52	2.16	1.80	6.45
For the year ended December 31, 2015 (2):
Total revenues	$1,315	$1,429	$1,550	$1,523	$5,817
Gross profit	524	618	690	648	2,480
Operating income	300	375	446	397	1,518
Net income	115	86	215	169	585
Earnings per share—basic	1.19	0.89	2.28	1.82	6.14
Earnings per share—diluted (3)	1.16	0.88	2.25	1.81	6.07

(1)
The fourth quarter of 2016 includes $6 of restructuring charges associated with the restructuring program we initiated in the fourth quarter of 2015 and closed in the fourth quarter of 2016, which is discussed further in note 4 to our consolidated financial statements. Additionally, as discussed in note 11 to our consolidated financial statements, in the fourth quarter of 2016, we redeemed $850 principal amount of our 7 5/8 percent Senior Notes due 2022 and issued $750 principal amount of 5 1/2 percent Senior Notes due 2027. Upon the partial redemption of the 7 5/8 percent Senior Notes due 2022, we recognized a loss of $65 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(2)
The fourth quarter of 2015 included a decrease in stock compensation, net of $14 as compared to the fourth quarter of 2014 primarily due to lower than expected revenue and profitability. Additionally, as discussed in note 4 to our consolidated financial statements, in the fourth quarter of 2015, we initiated a restructuring program in response to recent challenges in our operating environment. Though we expected solid industry growth in 2016, the restructuring program was initiated in an effort to reduce costs in an environment with continuing pressures on volume and pricing. We recognized $4 of costs for the program in the fourth quarter of 2015. The program was completed in the fourth quarter of 2016. Additionally, during the fourth quarter of 2015, we reached agreement on a settlement that provided us with a $5 refund on previously paid property taxes. We recognized a reduction of $5 in cost of equipment rentals, excluding depreciation, associated with the settlement during the fourth quarter of 2015. Additionally, our provision for income taxes for the fourth quarter of 2015 includes the impact of a $5 increase in valuation allowances resulting from the enactment of Connecticut state limitations on net operating loss utilization.

(3)	Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2016:
Merger related intangible asset amortization (5)	$(0.30)	$(0.28)	$(0.28)	$(0.29)	$(1.12)
Impact of the fair value mark-up of acquired RSC fleet (7)	(0.06)	(0.06)	(0.05)	(0.06)	(0.25)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (8)	—	—	—	—	0.01
Restructuring charge (9)	(0.01)	(0.02)	(0.02)	(0.05)	(0.11)
Asset impairment charge (11)	(0.02)	—	—	—	(0.03)
Loss on extinguishment of debt securities and amendment of ABL facility	—	(0.18)	(0.07)	(0.47)	(0.70)
For the year ended December 31, 2015:
Merger related costs (4)	$0.17	$—	$—	$—	$0.17
Merger related intangible asset amortization (5)	(0.32)	(0.27)	(0.28)	(0.28)	(1.15)
Impact on depreciation related to acquired RSC fleet and property and equipment (6)	0.01	—	—	—	0.02
Impact of the fair value mark-up of acquired RSC fleet (7)	(0.04)	(0.04)	(0.04)	(0.07)	(0.19)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (8)	0.01	—	—	—	0.02
Restructuring charge (9)	—	—	—	(0.03)	(0.04)
Loss on extinguishment of debt securities	(0.01)	(0.76)	—	—	(0.78)

(4)
This reflects transaction costs associated with the National Pump acquisition discussed above. The income during the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price.

(5)	This reflects the amortization of the intangible assets acquired in the RSC and National Pump acquisitions.

(6)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(7)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(8)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(9)	As discussed in note 4 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with our restructuring programs.

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

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income available to common stockholders	$566	$585	$540
Denominator:
Denominator for basic earnings per share—weighted-average common shares	87,217	95,170	97,489
Effect of dilutive securities:
Employee stock options and warrants	277	300	394
4 percent Convertible Senior Notes	—	660	6,386
Restricted stock units	281	249	687
Denominator for diluted earnings per share—adjusted weighted-average common shares	87,775	96,379	104,956
Basic earnings per share	$6.49	$6.14	$5.54
Diluted earnings per share	$6.45	$6.07	$5.15

17.    Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and, as of December 31, 2016 and/or December 31, 2015, had outstanding (i) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (ii) certain indebtedness that was guaranteed only by the guarantor subsidiaries (specifically, the 8 1/4 percent Senior Notes). As discussed in note 11 to the consolidated financial statements, in 2016, all of the 8 1/4 percent Senior Notes were redeemed. Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of December 31, 2016, the amount available for distribution under the most restrictive of these covenants was $377. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of December 31, 2016, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $713.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$21	$—	$291	$—	$—	$312
Accounts receivable, net	—	38	—	96	786	—	920
Intercompany receivable (payable)	336	(137)	(188)	(115)	—	104	—
Inventory	—	61	—	7	—	—	68
Prepaid expenses and other assets	5	51	—	5	—	—	61
Total current assets	341	34	(188)	284	786	104	1,361
Rental equipment, net	—	5,709	—	480	—	—	6,189
Property and equipment, net	38	326	26	40	—	—	430
Investments in subsidiaries	1,292	1,013	978	—	—	(3,283)	—
Goodwill	—	3,013	—	247	—	—	3,260
Other intangibles, net	—	686	—	56	—	—	742
Other long-term assets	—	6	—	—	—	—	6
Total assets	$1,671	$10,787	$816	$1,107	$786	$(3,179)	$11,988
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$25	$—	$3	$568	$—	$597
Accounts payable	—	217	—	26	—	—	243
Accrued expenses and other liabilities	—	305	13	25	1	—	344
Total current liabilities	1	547	13	54	569	—	1,184
Long-term debt	2	7,076	111	4	—	—	7,193
Deferred taxes	20	1,805	—	71	—	—	1,896
Other long-term liabilities	—	67	—	—	—	—	67
Total liabilities	23	9,495	124	129	569	—	10,340
Total stockholders’ equity (deficit)	1,648	1,292	692	978	217	(3,179)	1,648
Total liabilities and stockholders’ equity (deficit)	$1,671	$10,787	$816	$1,107	$786	$(3,179)	$11,988

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2015

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$18	$—	$161	$—	$—	$179
Accounts receivable, net	—	41	—	104	785	—	930
Intercompany receivable (payable)	144	40	(176)	(109)	—	101	—
Inventory	—	62	—	7	—	—	69
Prepaid expenses and other assets	—	98	—	18	—	—	116
Total current assets	144	259	(176)	181	785	101	1,294
Rental equipment, net	—	5,657	—	529	—	—	6,186
Property and equipment, net	45	334	20	46	—	—	445
Investments in subsidiaries	1,307	958	924	—	—	(3,189)	—
Goodwill	—	3,000	—	243	—	—	3,243
Other intangibles, net	—	838	—	67	—	—	905
Other long-term assets	3	7	—	—	—	—	10
Total assets	$1,499	$11,053	$768	$1,066	$785	$(3,088)	$12,083
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$34	$—	$—	$572	$—	$607
Accounts payable	—	237	—	34	—	—	271
Accrued expenses and other liabilities	—	314	14	27	—	—	355
Total current liabilities	1	585	14	61	572	—	1,233
Long-term debt	4	7,430	110	11	—	—	7,555
Deferred taxes	18	1,677	—	70	—	—	1,765
Other long-term liabilities	—	54	—	—	—	—	54
Total liabilities	23	9,746	124	142	572	—	10,607
Total stockholders’ equity (deficit)	1,476	1,307	644	924	213	(3,088)	1,476
Total liabilities and stockholders’ equity (deficit)	$1,499	$11,053	$768	$1,066	$785	$(3,088)	$12,083

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2016

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,524	$—	$417	$—	$—	$4,941
Sales of rental equipment	—	444	—	52	—	—	496
Sales of new equipment	—	129	—	15	—	—	144
Contractor supplies sales	—	68	—	11	—	—	79
Service and other revenues	—	87	—	15	—	—	102
Total revenues	—	5,252	—	510	—	—	5,762
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,669	—	193	—	—	1,862
Depreciation of rental equipment	—	900	—	90	—	—	990
Cost of rental equipment sales	—	265	—	27	—	—	292
Cost of new equipment sales	—	107	—	12	—	—	119
Cost of contractor supplies sales	—	47	—	8	—	—	55
Cost of service and other revenues	—	35	—	6	—	—	41
Total cost of revenues	—	3,023	—	336	—	—	3,359
Gross profit	—	2,229	—	174	—	—	2,403
Selling, general and administrative expenses	43	579	—	72	25	—	719
Restructuring charge	—	7	—	7	—	—	14
Non-rental depreciation and amortization	15	216	—	24	—	—	255
Operating (loss) income	(58)	1,427	—	71	(25)	—	1,415
Interest (income) expense, net	(6)	509	3	2	8	(5)	511
Other (income) expense, net	(471)	521	—	40	(95)	—	(5)
Income (loss) before provision for income taxes	419	397	(3)	29	62	5	909
Provision for income taxes	154	157	—	8	24	—	343
Income (loss) before equity in net earnings (loss) of subsidiaries	265	240	(3)	21	38	5	566
Equity in net earnings (loss) of subsidiaries	301	61	21	—	—	(383)	—
Net income (loss)	566	301	18	21	38	(378)	566
Other comprehensive income (loss)	32	32	28	22	—	(82)	32
Comprehensive income (loss)	$598	$333	$46	$43	$38	$(460)	$598

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2015

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,452	$—	$497	$—	$—	$4,949
Sales of rental equipment	—	480	—	58	—	—	538
Sales of new equipment	—	137	—	20	—	—	157
Contractor supplies sales	—	69	—	10	—	—	79
Service and other revenues	—	80	—	14	—	—	94
Total revenues	—	5,218	—	599	—	—	5,817
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,603	—	223	—	—	1,826
Depreciation of rental equipment	—	881	—	95	—	—	976
Cost of rental equipment sales	—	279	—	32	—	—	311
Cost of new equipment sales	—	115	—	16	—	—	131
Cost of contractor supplies sales	—	48	—	7	—	—	55
Cost of service and other revenues	—	33	—	5	—	—	38
Total cost of revenues	—	2,959	—	378	—	—	3,337
Gross profit	—	2,259	—	221	—	—	2,480
Selling, general and administrative expenses	5	596	1	79	33	—	714
Merger related costs	—	(26)	—	—	—	—	(26)
Restructuring charge	—	5	—	1	—	—	6
Non-rental depreciation and amortization	15	228	1	24	—	—	268
Operating (loss) income	(20)	1,456	(2)	117	(33)	—	1,518
Interest (income) expense, net	(3)	559	8	3	5	(5)	567
Other (income) expense, net	(471)	513	—	44	(98)	—	(12)
Income (loss) before provision (benefit) for income taxes	454	384	(10)	70	60	5	963
Provision (benefit) for income taxes	201	141	(5)	18	23	—	378
Income (loss) before equity in net earnings (loss) of subsidiaries	253	243	(5)	52	37	5	585
Equity in net earnings (loss) of subsidiaries	332	89	52	—	—	(473)	—
Net income (loss)	585	332	47	52	37	(468)	585
Other comprehensive (loss) income	(176)	(176)	(175)	(139)	—	490	(176)
Comprehensive income (loss)	$409	$156	$(128)	$(87)	$37	$22	$409

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2014

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,217	$—	$602	$—	$—	$4,819
Sales of rental equipment	—	478	—	66	—	—	544
Sales of new equipment	—	124	—	25	—	—	149
Contractor supplies sales	—	70	—	15	—	—	85
Service and other revenues	—	73	—	15	—	—	88
Total revenues	—	4,962	—	723	—	—	5,685
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,558	—	248	—	—	1,806
Depreciation of rental equipment	—	820	—	101	—	—	921
Cost of rental equipment sales	—	277	—	38	—	—	315
Cost of new equipment sales	—	101	—	19	—	—	120
Cost of contractor supplies sales	—	49	—	10	—	—	59
Cost of service and other revenues	—	27	—	5	—	—	32
Total cost of revenues	—	2,832	—	421	—	—	3,253
Gross profit	—	2,130	—	302	—	—	2,432
Selling, general and administrative expenses	55	607	3	84	9	—	758
Merger related costs	—	11	—	—	—	—	11
Restructuring charge	—	(1)	—	—	—	—	(1)
Non-rental depreciation and amortization	17	226	1	29	—	—	273
Operating (loss) income	(72)	1,287	(4)	189	(9)	—	1,391
Interest expense (income), net	9	538	5	4	5	(6)	555
Other (income) expense, net (1)	(149)	212	(3)	17	(91)	—	(14)
Income (loss) before provision for income taxes	68	537	(6)	168	77	6	850
Provision for income taxes	1	236	—	43	30	—	310
Income (loss) before equity in net earnings (loss) of subsidiaries	67	301	(6)	125	47	6	540
Equity in net earnings (loss) of subsidiaries	473	172	125	—	—	(770)	—
Net income (loss)	540	473	119	125	47	(764)	540
Other comprehensive (loss) income	(93)	(93)	(90)	(72)	—	255	(93)
Comprehensive income (loss)	$447	$380	$29	$53	$47	$(509)	$447

(1)
In 2015, the amount of royalties Holdings receives from URNA and its subsidiaries was adjusted as discussed above (see Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Relationship between Holdings and URNA). Other (income) expense, net for 2014 reflects the lower royalty rate that was used in 2014.

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2016

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$9	$1,774	$(3)	$136	$37	$—	$1,953
Net cash used in investing activities	(9)	(844)	—	(6)	—	—	(859)
Net cash (used in) provided by financing activities	—	(927)	3	(3)	(37)	—	(964)
Effect of foreign exchange rates	—	—	—	3	—	—	3
Net increase in cash and cash equivalents	—	3	—	130	—	—	133
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$21	$—	$291	$—	$—	$312

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2015

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$13	$1,804	$(3)	$170	$11	$—	$1,995
Net cash used in investing activities	(13)	(1,035)	—	(122)	—	—	(1,170)
Net cash (used in) provided by financing activities	—	(759)	3	(8)	(11)	—	(775)
Effect of foreign exchange rates	—	—	—	(29)	—	—	(29)
Net increase in cash and cash equivalents	—	10	—	11	—	—	21
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$18	$—	$161	$—	$—	$179

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2014

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$13	$1,644	$4	$223	$(83)	$—	$1,801
Net cash used in investing activities	(13)	(1,773)	—	(214)	—	—	(2,000)
Net cash provided by (used in) financing activities	—	120	(4)	(3)	83	—	196
Effect of foreign exchange rate	—	—	—	(14)	—	—	(14)
Net decrease in cash and cash equivalents	—	(9)	—	(8)	—	—	(17)
Cash and cash equivalents at beginning of period	—	17	—	158	—	—	175
Cash and cash equivalents at end of period	$—	$8	$—	$150	$—	$—	$158

18.    Subsequent Events
On January 25, 2017, we entered into a definitive merger agreement with NES Rentals Holdings II, Inc. (“NES ”), pursuant to which we have agreed to acquire NES in an all cash transaction. The aggregate merger consideration paid to holders of NES common stock and options is expected to be approximately $965. The merger and related fees and expenses will be funded through available cash, drawings on current debt facilities and new debt issuances. NES is a provider of rental equipment with 73 branches located throughout the eastern half of the U.S., and had approximately 1,100 employees and approximately $900 of rental assets at original equipment cost as of December 31, 2016. NES has annual revenues of approximately $369. The proposed merger is subject to Hart-Scott-Rodino antitrust clearance and customary conditions. We expect the merger to close early in the second quarter of 2017.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2016:
Allowance for doubtful accounts	$55	$24	$25	(a)	$54
Reserve for obsolescence and shrinkage	4	17	18	(b)	3
Self-insurance reserve	90	108	104	(c)	94
Year ended December 31, 2015:
Allowance for doubtful accounts	$43	$32	$20	(a)	$55
Reserve for obsolescence and shrinkage	3	18	17	(b)	4
Self-insurance reserve	92	110	112	(c)	90
Year ended December 31, 2014:
Allowance for doubtful accounts	$49	$13	$19	(a)	$43
Reserve for obsolescence and shrinkage	3	18	18	(b)	3
Self-insurance reserve	94	105	107	(c)	92

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
The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc. internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, United Rentals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated January 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
January 25, 2017

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which is expected to be filed with the SEC on or before March 21, 2017.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2017 Proxy Statement, which is expected to be filed with the SEC on or before March 21, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2017 Proxy Statement, which is expected to be filed with the SEC on or before March 21, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2017 Proxy Statement, which is expected to be filed with the SEC on or before March 21, 2017.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2017 Proxy Statement, which is expected to be filed with the SEC on or before March 21, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2016 and 2015
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2016, 2015 and 2014
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

3	(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3	(b)	By-laws of United Rentals, Inc., amended as of September 8, 2016 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on September 14, 2016)

3	(c)
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

4	(e)
Indenture for the 5 3/4 percent Notes due 2024, dated as of March 26, 2014, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2024 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 8-K filed on March 26, 2014)

4	(f)
Indenture for the 4 5/8 percent Notes due 2023, dated as of March 26, 2015, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (including the Form of 2023 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 26, 2015)

4	(g)
Indenture for the 5 1/2 percent Notes due 2025, dated as of March 26, 2015, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2025 Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on March 26, 2015)

4	(h)
Indenture for the 5 7/8 percent Notes due 2026, dated as of May 13, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2026 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 13, 2016)

4	(i)
Indenture for the 5 1/2 percent Notes due 2027, dated as of November 7, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2027 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 7, 2016)

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

10	(f)	United Rentals, Inc. 2014 Annual Incentive Compensation Plan, (incorporated by reference to Appendix B of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2014)‡

Exhibit Number		Description of Exhibit
10	(g)
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

10	(w)	RSC Holdings Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Registration Statement on Form S-8, No. 333-181084 filed on May 1, 2012)‡

Exhibit Number		Description of Exhibit
10	(x)
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

Exhibit Number		Description of Exhibit

10	(oo)
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

10	(rr)	Employment Agreement, effective as of December 1, 2014 between United Rentals, Inc. and Jessica Graziano‡

10	(ss)	Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Jeffrey Fenton‡

10	(tt)	Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Craig Pintoff‡

10	(uu)
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
Amendment No.1 to Second Amended and Restated Credit Agreement, dated as of June 8, 2016, among United Rentals, Inc., United Rentals (North America) Inc., certain subsidiaries of United Rentals (North America), Inc. referred to therein, United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, Bank of America, N.A., and the other financial institutions referred to therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on June 8, 2016)

10	(xx)
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

Exhibit Number		Description of Exhibit
10	(ccc)
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

10	(eee)
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

10	(fff)
Intellectual Property Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(ggg)
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

10	(hhh)
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

10	(iii)
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

10	(jjj)
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

10	(kkk)
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

Exhibit Number		Description of Exhibit
10	(lll)
Assignment and Acceptance Agreement and Amendment No. 5 to the Third Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Third Amended and Restated Purchase and Contribution Agreement, dated as of August 30, 2016, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Bank of Montreal (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Form 8-K filed on August 30, 2016)

10	(mmm)
Third Amended and Restated Purchase and Contribution Agreement, dated as of September 24, 2012, by and among United Rentals Receivables LLC II, United Rentals, Inc. and United Rentals (North America), Inc. (without annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

10	(nnn)
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

10	(ppp)
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

101
The following materials from the Annual Report on Form 10-K for the Company and URNA, for the year ended December 31, 2016, filed on January 25, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule to the Consolidated Financial Statements.

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

UNITED RENTALS, INC.
Date:	January 25, 2017	By:	/s/ MICHAEL J. KNEELAND
Michael J. Kneeland, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ JENNE K. BRITELL	Chairman	January 25, 2017
Jenne K. Britell

/S/ JOSÉ B. ALVAREZ	Director	January 25, 2017
José B. Alvarez

/S/ BOBBY J. GRIFFIN	Director	January 25, 2017
Bobby J. Griffin

/S/ SINGLETON B. MCALLISTER	Director	January 25, 2017
Singleton B. McAllister

/S/ BRIAN D. MCAULEY	Director	January 25, 2017
Brian D. McAuley

/S/ JOHN S. MCKINNEY	Director	January 25, 2017
John S. McKinney

/S/ JASON D. PAPASTAVROU	Director	January 23, 2017
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 25, 2017
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 25, 2017
Donald C. Roof

/S/ L. “KEITH” WIMBUSH	Director	January 25, 2017
L. “Keith” Wimbush

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	January 25, 2017
Michael J. Kneeland

/S/ WILLIAM B. PLUMMER	Chief Financial Officer (Principal Financial Officer)	January 25, 2017
William B. Plummer

/S/ JESSICA T. GRAZIANO	Vice President, Controller (Principal Accounting Officer)	January 25, 2017
Jessica T. Graziano