Form 10-Q
period 2017-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2017-04-19
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of April 17, 2017, there were 84,513,378 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that companies that we have acquired or may acquire, in our specialty business or otherwise, including NES Rentals Holdings II, Inc. (“NES ”), could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•
the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $7.3 billion at March 31, 2017) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$337	$312
Accounts receivable, net of allowance for doubtful accounts of $55 at March 31, 2017 and $54 at December 31, 2016	854	920
Inventory	75	68
Prepaid expenses and other assets	54	61
Total current assets	1,320	1,361
Rental equipment, net	6,107	6,189
Property and equipment, net	426	430
Goodwill	3,262	3,260
Other intangible assets, net	701	742
Other long-term assets	6	6
Total assets	$11,822	$11,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$577	$597
Accounts payable	382	243
Accrued expenses and other liabilities	358	344
Total current liabilities	1,317	1,184
Long-term debt	6,772	7,193
Deferred taxes	1,911	1,896
Other long-term liabilities	69	67
Total liabilities	10,069	10,340
Common stock—$0.01 par value, 500,000,000 shares authorized, 112,270,415 and 84,507,242 shares issued and outstanding, respectively, at March 31, 2017 and 111,985,215 and 84,222,042 shares issued and outstanding, respectively, at December 31, 2016	1	1
Additional paid-in capital	2,276	2,288
Retained earnings	1,763	1,654
Treasury stock at cost—27,763,173 shares at March 31, 2017 and December 31, 2016	(2,077)	(2,077)
Accumulated other comprehensive loss	(210)	(218)
Total stockholders’ equity	1,753	1,648
Total liabilities and stockholders’ equity	$11,822	$11,988
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Equipment rentals	$1,166	$1,117
Sales of rental equipment	106	115
Sales of new equipment	39	30
Contractor supplies sales	18	19
Service and other revenues	27	29
Total revenues	1,356	1,310
Cost of revenues:
Cost of equipment rentals, excluding depreciation	474	449
Depreciation of rental equipment	248	243
Cost of rental equipment sales	60	68
Cost of new equipment sales	34	25
Cost of contractor supplies sales	13	13
Cost of service and other revenues	13	12
Total cost of revenues	842	810
Gross profit	514	500
Selling, general and administrative expenses	193	177
Merger related costs	2	—
Restructuring charge	—	2
Non-rental depreciation and amortization	62	67
Operating income	257	254
Interest expense, net	94	107
Other expense, net	2	—
Income before provision for income taxes	161	147
Provision for income taxes	52	55
Net income	$109	$92
Basic earnings per share	$1.29	$1.01
Diluted earnings per share	$1.27	$1.01
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2017	2016
Net income	$109	$92
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	62
Fixed price diesel swaps	(1)	1
Other comprehensive income	8	63
Comprehensive income (1)	$117	$155

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income during 2017 or 2016. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income during 2017 or 2016.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive (Loss) Income (2)
Balance at December 31, 2016	84	$1	$2,288	$1,654	28	$(2,077)	$(218)
Net income				109
Foreign currency translation adjustments							9
Fixed price diesel swaps							(1)
Stock compensation expense, net	1		16
Exercise of common stock options			1
Shares repurchased and retired			(23)
Other			(6)
Balance at March 31, 2017	85	$1	$2,276	$1,763	28	$(2,077)	$(210)

(1)Common stock outstanding decreased by approximately 8 million net shares during the year ended December 31, 2016.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$109	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	310
Amortization of deferred financing costs and original issue discounts	2	2
Gain on sales of rental equipment	(46)	(47)
Gain on sales of non-rental equipment	(1)	(1)
Stock compensation expense, net	16	9
Merger related costs	2	—
Restructuring charge	—	2
Excess tax benefits from share-based payment arrangements	—	(27)
Increase in deferred taxes	10	25
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	65	103
Increase in inventory	(6)	(4)
Decrease in prepaid expenses and other assets	9	64
Increase in accounts payable	139	56
Increase in accrued expenses and other liabilities	14	20
Net cash provided by operating activities	623	604
Cash Flows From Investing Activities:
Purchases of rental equipment	(219)	(100)
Purchases of non-rental equipment	(22)	(23)
Proceeds from sales of rental equipment	106	115
Proceeds from sales of non-rental equipment	2	4
Purchases of other companies, net of cash acquired	—	(13)
Purchases of investments	(1)	—
Net cash used in investing activities	(134)	(17)
Cash Flows From Financing Activities:
Proceeds from debt	1,502	914
Payments of debt	(1,939)	(1,337)
Proceeds from the exercise of common stock options	1	—
Common stock repurchased	(23)	(164)
Payments of financing costs	(7)	—
Excess tax benefits from share-based payment arrangements	—	27
Net cash used in financing activities	(466)	(560)
Effect of foreign exchange rates	2	13
Net increase in cash and cash equivalents	25	40
Cash and cash equivalents at beginning of period	312	179
Cash and cash equivalents at end of period	$337	$219
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$1	$(53)
Cash paid for interest	90	69

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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, and in subsequent updates, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption (for fiscal years and interim periods beginning after December 15, 2016) is permitted. We expect to adopt this guidance when effective.
Owned equipment rental revenue is a component of our rental revenue that accounted for 87 percent and 74 percent of our equipment rental revenue and total revenue, respectively, during the three months ended March 31, 2017. We believe the accounting for owned equipment rental revenue is outside of the scope of the revenue guidance and will be evaluated under the new lease guidance described in more detail in the “Leases” disclosure below.
Additionally, we have reviewed the accounting for sales of rental equipment, sales of new equipment and contractor supplies sales, which collectively accounted for 12 percent of our total revenues during the three months ended March 31, 2017. While our review of these revenue items is ongoing, we do not expect the adoption of this guidance to have a significant impact on our financial statements associated with these items. The impact on our financial statements associated with our other revenue components is not currently estimable. We are also evaluating the impact of the new revenue standard on our internal controls over financial reporting.
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
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective or prospective adoption. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable.
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
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this guidance when effective, and do not expect it to have a significant impact on our financial statements.
Guidance Adopted in 2017
Improvements to Employee Share-Based Payment Accounting. In the first quarter of 2017, we adopted guidance that simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits from share-based payment arrangements on the statement of cash flows. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. In the three months ended March 31, 2017, we recognized $8 of such excess tax benefits, and, pursuant to the adopted guidance, net income increased by $8, or $0.09 per basic and diluted share, reflecting the tax reduction associated with the excess tax benefits. Prior periods have not been adjusted to reflect the new guidance related to the classification of the excess tax benefits, as we have elected to prospectively adopt such guidance. Accordingly, our statement of cash flows for the three months ended March 31, 2016 reflects $27 of such excess tax benefits within net cash used in financing activities. All of the excess tax benefits for the three months ended March 31, 2016 pertain to share based payments that vested prior to 2016, and, accordingly, would not have impacted net income under the new guidance.
Other significant components of the adopted guidance include:

•
Certain aspects of the guidance require a cumulative change to retained earnings upon adoption, though we did not recognize any such change. In 2016, we utilized all of the prior excess tax benefits from share-based payments that vested through 2016, and, accordingly, no change to retained earnings was required. Additionally, upon adopting this guidance, we elected to record forfeitures of share-based payments as they occur. Making such an election requires a cumulative change to retained earnings upon adoption. However, we historically adjusted estimated forfeitures to reflect actual forfeitures annually, as a result of which no change to retained earnings was required.

•
The guidance requires that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. We have historically classified such payments as financing activities, so no retrospective change was required to our 2016 statement of cash flows.

NES Acquisition
On January 25, 2017, we entered into a definitive merger agreement with NES Rentals Holdings II, Inc. (“NES”), pursuant to which we agreed to acquire NES in an all cash transaction. The merger closed on April 3, 2017. The aggregate merger consideration paid to holders of NES common stock and options was approximately $965. The merger and related fees and expenses were funded through available cash, drawings on current debt facilities and new debt issuances. See note 6 to the condensed consolidated financial statements for additional detail on the debt issuances. NES was a provider of rental equipment with 73 branches located throughout the eastern half of the U.S., and had approximately 1,100 employees and approximately $900 of rental assets at original equipment cost as of December 31, 2016. NES had annual revenues of approximately $369. We expect to initiate a restructuring program in connection with the acquisition, and are identifying the actions that we expect to undertake under the program.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2017
Equipment rentals	$977	$189	$1,166
Sales of rental equipment	96	10	106
Sales of new equipment	35	4	39
Contractor supplies sales	14	4	18
Service and other revenues	24	3	27
Total revenue	1,146	210	1,356
Depreciation and amortization expense	264	46	310
Equipment rentals gross profit	360	84	444
Capital expenditures	211	30	241
Three Months Ended March 31, 2016
Equipment rentals	$955	$162	$1,117
Sales of rental equipment	106	9	115
Sales of new equipment	26	4	30
Contractor supplies sales	16	3	19
Service and other revenues	26	3	29
Total revenue	1,129	181	1,310
Depreciation and amortization expense	266	44	310
Equipment rentals gross profit	357	68	425
Capital expenditures	104	19	123

	March 31, 2017	December 31, 2016
Total reportable segment assets
General rentals	$10,348	$10,496
Trench, power and pump	1,474	1,492
Total assets	$11,822	$11,988

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2017	2016
Total equipment rentals gross profit	$444	$425
Gross profit from other lines of business	70	75
Selling, general and administrative expenses	(193)	(177)
Merger related costs	(2)	—
Restructuring charge	—	(2)
Non-rental depreciation and amortization	(62)	(67)
Interest expense, net	(94)	(107)
Other expense, net	(2)	—
Income before provision for income taxes	$161	$147
3. Restructuring Charges

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Restructuring Charges
Restructuring charges include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed three restructuring programs, under which we have incurred total restructuring charges of $234.
Closed Restructuring Programs
We have three closed restructuring programs. The first was initiated in 2008 in recognition of a challenging economic environment and was completed in 2011. The second was initiated following the April 30, 2012 acquisition of RSC Holdings Inc. ("RSC"), and was completed in 2013. The third was initiated in the fourth quarter of 2015 in response to challenges in our operating environment. In particular, during 2015, we experienced volume and pricing pressure in our general rental business and our Pump Solutions region associated with upstream oil and gas customers. Additionally, our Lean initiatives did not fully generate the anticipated cost savings due to lower than expected growth. In 2016, we achieved the anticipated run rate savings from the Lean initiatives, and this restructuring program was completed in 2016.
The table below provides certain information concerning restructuring activity during the three months ended March 31, 2017:

	Reserve Balance at	Charged to Costs and Expenses	Payments and Other	Reserve Balance at
	December 31, 2016			March 31, 2017
Branch closure charges	$16	$—	$—	$16
Severance costs	1	—	(1)	—
Total	$17	$—	$(1)	$16

As discussed in note 1 to our condensed consolidated financial statements, we expect to initiate a restructuring program in connection with the NES acquisition that closed on April 3, 2017, and are identifying the actions that we expect to undertake under the program.

4. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the three months ended March 31, 2017 and 2016, the only risk we managed using derivative instruments was diesel price risk. At March 31, 2017, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at March 31, 2017 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of March 31, 2017, we had outstanding fixed price swap contracts covering 6.0 million gallons of diesel which will be purchased throughout 2017 and 2018.
Financial Statement Presentation
As of March 31, 2017 and December 31, 2016, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The effect of our derivative instruments on our condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 was as follows:

		Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(5)	(2)	$(5)

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 1.9 million and 2.6 million gallons and of diesel covered by the fixed price swaps during the three months ended March 31, 2017 and 2016, respectively. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
As of March 31, 2017 and December 31, 2016, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of March 31, 2017 and December 31, 2016, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

based on observable market data. As of March 31, 2017, we have fixed price swap contracts that mature throughout 2017 and 2018 covering 6.0 million gallons of diesel which we will buy at the average contract price of $2.56 per gallon, while the average forward price for the hedged gallons was $2.60 per gallon as of March 31, 2017.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and capital leases approximated their book values as of March 31, 2017 and December 31, 2016. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2017 and December 31, 2016 have been calculated based upon available market information, and were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,016	$6,246	$5,506	$5,715

6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	March 31, 2017	December 31, 2016
Accounts Receivable Securitization Facility expiring 2017 (1)	$550	$568
$2.5 billion ABL Facility expiring 2021 (2)	720	1,645
7 5/8 percent Senior Notes due 2022	470	469
6 1/8 percent Senior Notes due 2023	936	936
4 5/8 percent Senior Secured Notes due 2023	991	991
5 3/4 percent Senior Notes due 2024	840	839
5 1/2 percent Senior Notes due 2025	792	792
5 7/8 percent Senior Notes due 2026 (3)	998	740
5 1/2 percent Senior Notes due 2027 (4)	989	739
Capital leases	63	71
Total debt (5)	7,349	7,790
Less short-term portion (6)	(577)	(597)
Total long-term debt	$6,772	$7,193
 ___________________

(1)
At March 31, 2017, $18 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 1.7 percent at March 31, 2017. During the three months ended March 31, 2017, the monthly average amount outstanding under the accounts receivable securitization facility was $518, and the weighted-average interest rate thereon was 1.6 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the three months ended March 31, 2017 was $551. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2017, there were $569 of receivables, net of applicable reserves and other deductions, in the collateral pool.

(2)
At March 31, 2017, $1.7 billion was available under our ABL facility, net of $36 of letters of credit. The interest rate applicable to the ABL facility was 2.5 percent at March 31, 2017. During the three months ended March 31, 2017, the monthly average amount outstanding under the ABL facility was $1.0 billion, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the three months ended March 31, 2017 was $1.5 billion. As discussed below, pending the payment of the purchase price for the NES

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

acquisition discussed in note 1 to the condensed consolidated financial statements, the net proceeds from debt issued in February 2017 were used to reduce borrowings under the ABL facility. Following the closing of the NES acquisition on April 3, 2017, we used borrowings under the ABL facility to partially fund the NES acquisition.

(3)
In February 2017, URNA issued $250 principal amount of 5 7/8 percent Senior Notes as an add-on to our existing 5 7/8 percent Senior Notes. The net proceeds from the issuance were $258 (including the original issue premium and after deducting offering expenses). Pending the payment of the purchase price for the NES acquisition, the net proceeds from the issuance were used to reduce borrowings under the ABL facility. The acquisition closed on April 3, 2017. Upon closing of the NES acquisition, we used available cash and borrowings under the ABL facility to finance the NES acquisition. After the February 2017 issuance, the aggregate principal amount of outstanding 5 7/8 percent Senior Notes was $1.0 billion. The newly issued notes have identical terms, and are fungible, with the 5 7/8 percent Senior Notes outstanding at December 31, 2016. The carrying value of the 5 7/8 percent Senior Notes includes the $11 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2026. The effective interest rate on the 5 7/8 percent Senior Notes is 5.7 percent.

(4)
In February 2017, URNA issued $250 principal amount of 5 1/2 percent Senior Notes due 2027 (the "2027 5 1/2 percent Senior Notes") as an add-on to our existing 2027 5 1/2 percent Senior Notes. The net proceeds from the issuance were $250 (including the original issue premium and after deducting offering expenses). Pending the payment of the purchase price for the NES acquisition, the net proceeds from the issuance were used to reduce borrowings under the ABL facility. Upon closing of the NES acquisition, we used available cash and borrowings under the ABL facility to finance the NES acquisition. After the February 2017 issuance, the aggregate principal amount of outstanding 2027 5 1/2 percent Senior Notes was $1.0 billion. The newly issued notes have identical terms, and are fungible, with the 2027 5 1/2 percent Senior Notes outstanding at December 31, 2016. The carrying value of the 2027 5 1/2 percent Senior Notes includes the $3 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2027. The effective interest rate on the 2027 5 1/2 percent Senior Notes is 5.5 percent.

(5)
As discussed above, we completed the NES acquisition on April 3, 2017. The aggregate consideration paid to holders of NES common stock and options was approximately $965. Total debt as of March 31, 2017 reflects $500 principal amount of debt issued in connection with the acquisition, as discussed above. Upon closing, we paid the consideration due to holders of NES common stock and options using available cash and drawings on the ABL facility. After payment of such consideration, total outstanding debt was approximately $8.0 billion.

(6)	As of March 31, 2017, our short-term debt primarily reflects $550 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of March 31, 2017, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income available to common stockholders	$109	$92
Denominator:
Denominator for basic earnings per share—weighted-average common shares	84,456	90,510
Effect of dilutive securities:
Employee stock options	414	263
Restricted stock units	507	170
Denominator for diluted earnings per share—adjusted weighted-average common shares	85,377	90,943
Basic earnings per share	$1.29	$1.01
Diluted earnings per share	$1.27	$1.01

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has certain outstanding indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of March 31, 2017, the amount available for distribution under the most restrictive of these covenants was $415. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of March 31, 2017, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $810.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$14	$—	$323	$—	$—	$337
Accounts receivable, net	—	38	—	87	729	—	854
Intercompany receivable (payable)	395	(188)	(196)	(117)	—	106	—
Inventory	—	68	—	7	—	—	75
Prepaid expenses and other assets	6	42	—	6	—	—	54
Total current assets	401	(26)	(196)	306	729	106	1,320
Rental equipment, net	—	5,631	—	476	—	—	6,107
Property and equipment, net	38	319	30	39	—	—	426
Investments in subsidiaries	1,342	978	983	—	—	(3,303)	—
Goodwill	—	3,013	—	249	—	—	3,262
Other intangible assets, net	—	648	—	53	—	—	701
Other long-term assets	—	6	—	—	—	—	6
Total assets	$1,781	$10,569	$817	$1,123	$729	$(3,197)	$11,822
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$24	$—	$2	$550	$—	$577
Accounts payable	—	344	—	38	—	—	382
Accrued expenses and other liabilities	—	321	11	25	1	—	358
Total current liabilities	1	689	11	65	551	—	1,317
Long-term debt	2	6,655	111	4	—	—	6,772
Deferred taxes	25	1,815	—	71	—	—	1,911
Other long-term liabilities	—	68	1	—	—	—	69
Total liabilities	28	9,227	123	140	551	—	10,069
Total stockholders’ equity (deficit)	1,753	1,342	694	983	178	(3,197)	1,753
Total liabilities and stockholders’ equity (deficit)	$1,781	$10,569	$817	$1,123	$729	$(3,197)	$11,822

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$21	$—	$291	$—	$—	$312
Accounts receivable, net	—	38	—	96	786	—	920
Intercompany receivable (payable)	336	(137)	(188)	(115)	—	104	—
Inventory	—	61	—	7	—	—	68
Prepaid expenses and other assets	5	51	—	5	—	—	61
Total current assets	341	34	(188)	284	786	104	1,361
Rental equipment, net	—	5,709	—	480	—	—	6,189
Property and equipment, net	38	326	26	40	—	—	430
Investments in subsidiaries	1,292	1,013	978	—	—	(3,283)	—
Goodwill	—	3,013	—	247	—	—	3,260
Other intangible assets, net	—	686	—	56	—	—	742
Other long-term assets	—	6	—	—	—	—	6
Total assets	$1,671	$10,787	$816	$1,107	$786	$(3,179)	$11,988
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$25	$—	$3	$568	$—	$597
Accounts payable	—	217	—	26	—	—	243
Accrued expenses and other liabilities	—	305	13	25	1	—	344
Total current liabilities	1	547	13	54	569	—	1,184
Long-term debt	2	7,076	111	4	—	—	7,193
Deferred taxes	20	1,805	—	71	—	—	1,896
Other long-term liabilities	—	67	—	—	—	—	67
Total liabilities	23	9,495	124	129	569	—	10,340
Total stockholders’ equity (deficit)	1,648	1,292	692	978	217	(3,179)	1,648
Total liabilities and stockholders’ equity (deficit)	$1,671	$10,787	$816	$1,107	$786	$(3,179)	$11,988

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,070	$—	$96	$—	$—	$1,166
Sales of rental equipment	—	95	—	11	—	—	106
Sales of new equipment	—	35	—	4	—	—	39
Contractor supplies sales	—	16	—	2	—	—	18
Service and other revenues	—	24	—	3	—	—	27
Total revenues	—	1,240	—	116	—	—	1,356
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	423	—	51	—	—	474
Depreciation of rental equipment	—	227	—	21	—	—	248
Cost of rental equipment sales	—	54	—	6	—	—	60
Cost of new equipment sales	—	31	—	3	—	—	34
Cost of contractor supplies sales	—	12	—	1	—	—	13
Cost of service and other revenues	—	11	—	2	—	—	13
Total cost of revenues	—	758	—	84	—	—	842
Gross profit	—	482	—	32	—	—	514
Selling, general and administrative expenses	23	145	—	17	8	—	193
Merger related costs	—	2	—	—	—	—	2
Non-rental depreciation and amortization	4	52	—	6	—	—	62
Operating (loss) income	(27)	283	—	9	(8)	—	257
Interest (income) expense, net	(2)	93	1	1	2	(1)	94
Other (income) expense, net	(112)	124	—	12	(22)	—	2
Income (loss) before provision (benefit) for income taxes	87	66	(1)	(4)	12	1	161
Provision (benefit) for income taxes	21	28	—	(2)	5	—	52
Income (loss) before equity in net earnings (loss) of subsidiaries	66	38	(1)	(2)	7	1	109
Equity in net earnings (loss) of subsidiaries	43	5	(2)	—	—	(46)	—
Net income (loss)	109	43	(3)	(2)	7	(45)	109
Other comprehensive income (loss)	8	8	8	7	—	(23)	8
Comprehensive income (loss)	$117	$51	$5	$5	$7	$(68)	$117

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,024	$—	$93	$—	$—	$1,117
Sales of rental equipment	—	104	—	11	—	—	115
Sales of new equipment	—	27	—	3	—	—	30
Contractor supplies sales	—	17	—	2	—	—	19
Service and other revenues	—	25	—	4	—	—	29
Total revenues	—	1,197	—	113	—	—	1,310
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	404	—	45	—	—	449
Depreciation of rental equipment	—	221	—	22	—	—	243
Cost of rental equipment sales	—	62	—	6	—	—	68
Cost of new equipment sales	—	23	—	2	—	—	25
Cost of contractor supplies sales	—	12	—	1	—	—	13
Cost of service and other revenues	—	9	—	3	—	—	12
Total cost of revenues	—	731	—	79	—	—	810
Gross profit	—	466	—	34	—	—	500
Selling, general and administrative expenses	6	144	—	19	8	—	177
Restructuring charge	—	2	—	—	—	—	2
Non-rental depreciation and amortization	4	57	—	6	—	—	67
Operating (loss) income	(10)	263	—	9	(8)	—	254
Interest (income) expense, net	(2)	106	1	1	2	(1)	107
Other (income) expense, net	(106)	122	—	9	(25)	—	—
Income (loss) before provision for income taxes	98	35	(1)	(1)	15	1	147
Provision (benefit) for income taxes	37	13	—	(1)	6	—	55
Income (loss) before equity in net earnings (loss) of subsidiaries	61	22	(1)	—	9	1	92
Equity in net earnings (loss) of subsidiaries	31	9	—	—	—	(40)	—
Net income (loss)	92	31	(1)	—	9	(39)	92
Other comprehensive income (loss)	63	63	62	50	—	(175)	63
Comprehensive income (loss)	$155	$94	$61	$50	$9	$(214)	$155

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$4	$516	$(1)	$39	$65	$—	$623
Net cash used in investing activities	(4)	(121)	—	(9)	—	—	(134)
Net cash (used in) provided by financing activities	—	(402)	1	—	(65)	—	(466)
Effect of foreign exchange rates	—	—	—	2	—	—	2
Net (decrease) increase in cash and cash equivalents	—	(7)	—	32	—	—	25
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$14	$—	$323	$—	$—	$337
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$—	$469	$—	$41	$94	$—	$604
Net cash used in investing activities	—	(17)	—	—	—	—	(17)
Net cash used in financing activities	—	(466)	—	—	(94)	—	(560)
Effect of foreign exchange rates	—	—	—	13	—	—	13
Net (decrease) increase in cash and cash equivalents	—	(14)	—	54	—	—	40
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$4	$—	$215	$—	$—	$219

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
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
We offer approximately 3,200 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the three months ended March 31, 2017.
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

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement. We have trained over 3,100 employees, over 70 percent of our district managers and over 60 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. We achieved the anticipated run rate savings from the Lean initiatives in 2016 and expect to continue to generate savings from these initiatives;

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

For the three months ended March 31, 2017, equipment rental revenue increased 4.4 percent as compared to the same period in 2016, primarily reflecting a 7.0 percent increase in the volume of OEC on rent partially offset by a 1.4 percent rental rate decrease. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. The decreased rental rates reflected continued pressure from Canada and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2017, we also saw improving demand in many of our core markets, as evidenced by the 7.0 percent increase in the volume of OEC on rent. In particular, we saw improvement in our trench, power and pump segment. The volume of OEC on rent increased 22.3 percent in our trench, power and pump segment, primarily due to continued strength in our Trench Safety and Power and HVAC regions, and improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected i) growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) improvement in the Pump Solutions region’s revenue mix largely due to having a smaller portion of revenue attributable to upstream oil and gas customers, which, as noted above, have experienced significant volatility in recent years, and a larger portion of revenue attributable to downstream oil and gas, construction, municipality and mining customers.
Financial Overview
Since January 1, 2016, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Redeemed all of our 8 1/4 percent Senior Notes and 7 3/8 percent Senior Notes;

•	Redeemed $850 principal amount of our 7 5/8 percent Senior Notes due 2022;

•	Issued $1.0 billion principal amount of 5 7/8 percent Senior Notes due 2026;

•	Issued $1.0 billion principal amount of 5 1/2 percent Senior Notes due 2027;

•	Amended and extended our ABL facility; and

•	Amended and extended our accounts receivable securitization facility.
As of March 31, 2017, we had available liquidity of $2.09 billion, including cash and cash equivalents of $337. As discussed in note 6 to the condensed consolidated financial statements, we used available cash and drawings on the ABL facility to finance the NES acquisition upon its closing on April 3, 2017.
Net income. Net income and diluted earnings per share for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Net income	$109	$92
Diluted earnings per share	$1.27	$1.01

Net income and diluted earnings per share for the three months ended March 31, 2017 and 2016 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entity.

	Three Months Ended March 31,
	2017		2016
Tax rate applied to items below	38.5%		38.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(1)	$(0.02)	$—	$—
Merger related intangible asset amortization (2)	(24)	(0.28)	(27)	(0.30)
Impact of the fair value mark-up of acquired RSC fleet (3)	(5)	(0.06)	(6)	(0.06)
Restructuring charge (4)	—	—	(1)	(0.01)
Asset impairment charge (5)	—	—	(2)	(0.02)

(1)
This reflects transaction costs associated with the NES acquisition discussed in note 1 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	This reflects the amortization of the intangible assets acquired in the RSC and National Pump acquisitions.

(3)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(4)
This reflects severance and branch closure charges associated with our restructuring programs, all of which were closed as of March 31, 2017. For additional information, see note 3 to our condensed consolidated financial statements.

(5)	This charge reflects write-offs of fixed assets in connection with our restructuring programs.

In addition to the matters above, our performance for the three months ended March 31, 2017 reflects an effective tax rate of 32.3 percent. For additional information, see "Results of Operations-Other costs/(income)-effective tax rate" below.

EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net and the impact of the fair value mark-up of the acquired RSC fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The EBITDA and adjusted EBITDA margins represent EBITDA or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016
Net income	$109	$92
Provision for income taxes	52	55
Interest expense, net	94	107
Depreciation of rental equipment	248	243
Non-rental depreciation and amortization	62	67
EBITDA	$565	$564
Merger related costs (1)	2	—
Restructuring charge (2)	—	2
Stock compensation expense, net (3)	16	9
Impact of the fair value mark-up of acquired RSC fleet (4)	8	9
Adjusted EBITDA	$591	$584

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$623	$604
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(2)	(2)
Gain on sales of rental equipment	46	47
Gain on sales of non-rental equipment	1	1
Merger related costs (1)	(2)	—
Restructuring charge (2)	—	(2)
Stock compensation expense, net (3)	(16)	(9)
Excess tax benefits from share-based payment arrangements	—	27
Changes in assets and liabilities	(176)	(118)
Cash paid for interest	90	69
Cash paid (received) for income taxes, net	1	(53)
EBITDA	$565	$564
Add back:
Merger related costs (1)	2	—
Restructuring charge (2)	—	2
Stock compensation expense, net (3)	16	9
Impact of the fair value mark-up of acquired RSC fleet (4)	8	9
Adjusted EBITDA	$591	$584
 ___________________

(1)
This reflects transaction costs associated with the NES acquisition discussed in note 1 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)
This reflects severance and branch closure charges associated with our restructuring programs, all of which were closed as of March 31, 2017. For additional information, see note 3 to our condensed consolidated financial statements.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.
For the three months ended March 31, 2017, EBITDA increased $1, or 0.2 percent, and adjusted EBITDA increased $7, or 1.2 percent. For the three months ended March 31, 2017, EBITDA margin decreased 140 basis points to 41.7 percent, and adjusted EBITDA margin decreased 100 basis points to 43.6 percent. The decrease in the EBITDA margin primarily reflects a slight decrease in the margins, excluding depreciation, from equipment rentals and increased stock compensation expense primarily due to increases in our stock price and in the volume of stock awards. The decrease in the adjusted EBITDA margin primarily reflects a slight decrease in the margins, excluding depreciation, from equipment rentals. The decrease in the margins, excluding depreciation, from equipment rentals primarily reflects a 1.4 percent rental rate decrease and increased delivery costs. While equipment rental revenue increased 4.4 percent and the volume of OEC on rent increased 7.0 percent for the three months ended March 31, 2017, delivery costs increased 15.3 percent primarily due to the increased volume of OEC on rent and increased transfers of equipment among locations in response to, and in anticipation of, customer demand.

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
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our nine geographic regions—Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Midwest, Northeast, Pacific West, South-Central, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended March 31, 2017, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2017
Equipment rentals	$977	$189	$1,166
Sales of rental equipment	96	10	106
Sales of new equipment	35	4	39
Contractor supplies sales	14	4	18
Service and other revenues	24	3	27
Total revenue	$1,146	$210	$1,356
Three Months Ended March 31, 2016
Equipment rentals	$955	$162	$1,117
Sales of rental equipment	106	9	115
Sales of new equipment	26	4	30
Contractor supplies sales	16	3	19
Service and other revenues	26	3	29
Total revenue	$1,129	$181	$1,310

Equipment rentals. For the three months ended March 31, 2017, equipment rentals of $1.166 billion increased $49, or 4.4 percent, as compared to the same period in 2016, primarily reflecting a 7.0 percent increase in the volume of OEC on rent partially offset by a 1.4 percent rental rate decrease. The decreased rental rates reflected continued pressure from Canada and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2017, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. Equipment rentals represented 86 percent of total revenues for the three months ended March 31, 2017.

For the three months ended March 31, 2017, general rentals equipment rentals increased $22, or 2.3 percent, as compared to the same period in 2016, primarily reflecting a 6.0 percent increase in the volume of OEC on rent partially offset by decreased rental rates. The decreased rental rates reflected continued pressure from Canada and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2017, we also saw improving demand in many of our core markets, as evidenced by the increase in the volume of OEC on rent. For the three months ended March 31, 2017, equipment rentals represented 85 percent of total revenues for the general rentals segment.

For the three months ended March 31, 2017, trench, power and pump equipment rentals increased $27, or 16.7 percent, as compared to the same period in 2016, primarily reflecting a 22.3 percent increase in the volume of OEC on rent. Trench, power and pump average OEC for the three months ended March 31, 2017 increased 6.3 percent as compared to the same period in 2016. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflects i) growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) improvement in the Pump Solutions region’s revenue mix largely due to having a smaller portion of revenue attributable to upstream oil and gas customers, which, as noted above, have experienced significant volatility in recent years, and a larger portion of revenue attributable to downstream oil and gas, construction, municipality and mining customers. For the three months ended March 31, 2017, equipment rentals represented 90 percent of total revenues for the trench, power and pump segment.
Sales of rental equipment. For the three months ended March 31, 2017, sales of rental equipment represented approximately 8 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2017, sales of rental equipment did not change significantly from the same period in 2016.
Sales of new equipment. For the three months ended March 31, 2017, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2017, sales of new equipment increased 30.0 percent from the same period in 2016, primarily reflecting increased volume.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2017, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three months ended March 31, 2017 did not change significantly from the same period in 2016.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2017, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2017, service and other revenues did not change significantly from the same period in 2016.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2017
Equipment Rentals Gross Profit	$360	$84	$444
Equipment Rentals Gross Margin	36.8%	44.4%	38.1%
Three Months Ended March 31, 2016
Equipment Rentals Gross Profit	$357	$68	$425
Equipment Rentals Gross Margin	37.4%	42.0%	38.0%

General rentals. For the three months ended March 31, 2017, equipment rentals gross profit increased by $3 and equipment rentals gross margin decreased by 60 basis points from 2016. The gross margin decrease primarily reflects decreased rental rates and increased delivery costs partially offset by a 150 basis point increase in time utilization. The decreased rental rates reflected continued pressure from Canada and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2017, we also saw improving demand in many of our core markets, as evidenced by the 6.0 percent increase in the volume of OEC on rent. While the volume of OEC on rent increased 6.0 percent, delivery costs increased 16.5 percent due primarily to the increased volume of OEC on rent and increased transfers of equipment among locations in response to, and in anticipation of, customer demand. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. For the three months ended March 31, 2017 and 2016, time utilization was 67.2 percent and 65.7 percent, respectively.
Trench, power and pump. For the three months ended March 31, 2017, equipment rentals gross profit increased by $16 and equipment rentals gross margin increased by 240 basis points from 2016. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 16.7 percent, average OEC increased 6.3 percent and the volume of OEC on rent increased 22.3 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflects i) growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) improvement in the Pump Solutions region’s revenue mix largely due to having a smaller portion of revenue attributable to upstream oil and gas customers, which, as noted above, have experienced significant volatility in recent years, and a larger portion of revenue attributable to downstream oil and gas, construction, municipality and mining customers. The increase in equipment rentals gross margin reflects decreased compensation, depreciation and property costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 16.7 percent, compensation costs increased 9.9 percent due primarily to increased headcount associated with higher rental volume, depreciation of rental equipment increased 10.7 percent and property costs increased 1.6 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2017	2016	Change
Total gross margin	37.9%	38.2%	(30) bps
Equipment rentals	38.1%	38.0%	10 bps
Sales of rental equipment	43.4%	40.9%	250 bps
Sales of new equipment	12.8%	16.7%	(390) bps
Contractor supplies sales	27.8%	31.6%	(380) bps
Service and other revenues	51.9%	58.6%	(670) bps

For the three months ended March 31, 2017, total gross margin decreased 30 basis points as compared to the same period in 2016. Equipment rentals gross margin increased 10 basis points, primarily reflecting a 190 basis point increase in time utilization offset by a 1.4 percent rental rate decrease. For the three months ended March 31, 2017 and 2016, time utilization was 66.0 percent and 64.1 percent, respectively. The decreased rental rates reflected continued pressure from Canada and the impact of recent industry fleet expansion. Although we experienced rate pressures during the three months ended March 31, 2017, we also saw improving demand in many of our core markets, as evidenced by a 7.0 percent increase in the volume of OEC on rent. Gross margin from sales of rental equipment increased 250 basis points primarily due to increased pricing. Gross margin from sales of new equipment decreased 390 basis points. Sales of new equipment increased 30.0 percent, primarily reflecting increased volume, and some of the increased volume was achieved at lower margins. Gross margin from contractor supplies sales decreased 380 basis points, primarily due to higher than normal margins in 2016. The 2017 margin is consistent with our historic margins. Gross margin from service and other revenues decreased 670 basis points. In 2017, we reviewed the cost structure associated with this line of revenue and increased the allocation of labor to it to better match the labor costs to the generated revenue. Such labor costs were formerly included in cost of equipment rentals. We expect that the gross margin from service and other revenues for 2017 will continue to be less than the historic margins due to the new labor allocation methodology.
Other costs/(income)

The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Selling, general and administrative ("SG&A") expense	$193	$177	9.0%
SG&A expense as a percentage of revenue	14.2%	13.5%	70 bps
Merger related costs	2	—	—%
Restructuring charge	—	2	(100.0)%
Non-rental depreciation and amortization	62	67	(7.5)%
Interest expense, net	94	107	(12.1)%
Other expense, net	2	—	—%
Provision for income taxes	52	55	(5.5)%
Effective tax rate	32.3%	37.4%	(510) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The increases in SG&A expense and SG&A expense as a percentage of revenue for the three months ended March 31, 2017 primarily reflect increased stock compensation costs largely due to increases in our stock price and in the volume of stock awards.
The merger related costs reflect transaction costs associated with the NES acquisition discussed in note 1 to our condensed consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. As discussed in note 1 to our condensed consolidated financial statements, NES has annual revenues of approximately $369.
The restructuring charges reflect severance and branch closure charges associated with our restructuring programs, all of which were closed as of March 31, 2017. For additional information, see note 3 to our condensed consolidated financial statements.
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
Interest expense, net for the three months ended March 31, 2017 decreased primarily due to lower average debt and a lower average cost of debt.
The difference between the 2017 effective tax rate and the U.S. federal statutory income tax rate of 35 percent primarily reflects (i) a tax reduction of $8 associated with excess tax benefits from share-based payment arrangements, as discussed in note 1 to our condensed consolidated financial statements, (ii) the geographical mix of income between foreign and domestic operations and (iii) the impact of state and local taxes, and certain nondeductible charges. The difference between the 2016 effective tax rate and the U.S. federal statutory income tax rate of 35 percent primarily relates to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. Accounts payable increased by $139, or 57.2 percent, from December 31, 2016 to March 31, 2017 primarily due to a seasonal increase in capital expenditures and increased business activity prior to our revenues seasonally increasing in the second quarter.
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

Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a new $1 billion share repurchase program which commenced in November 2015. As of April 17, 2017, we have repurchased $627 of Holdings' common stock under the $1 billion share repurchase program. In October 2016, we paused repurchases under the program as we evaluated a number of potential acquisition opportunities. As discussed in note 1 to the condensed consolidated financial statements, on January 25, 2017, we entered into a definitive merger agreement to acquire NES in an all cash transaction. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate NES and assess other potential uses of capital.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2017, we had cash and cash equivalents of $337. Cash equivalents at March 31, 2017 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2017:

ABL facility:
Borrowing capacity, net of letters of credit (1)	$1,736
Outstanding debt, net of debt issuance costs (1)	720
Interest rate at March 31, 2017	2.5%
Average month-end debt outstanding (1)	1,041
Weighted-average interest rate on average debt outstanding	2.3%
Maximum month-end debt outstanding (1)	1,539
Accounts receivable securitization facility:
Borrowing capacity	18
Outstanding debt, net of debt issuance costs	550
Interest rate at March 31, 2017	1.7%
Average month-end debt outstanding	518
Weighted-average interest rate on average debt outstanding	1.6%
Maximum month-end debt outstanding	551
_________________
(1)    The average and maximum month-end debt outstanding under the ABL facility exceeded the amount outstanding as of March 31, 2017 primarily due to the pay down of borrowings under the ABL facility using the net proceeds from debt issued in February 2017. Following the closing of the NES acquisition on April 3, 2017, we used borrowings under the ABL facility to partially fund the NES acquisition. For additional detail, see note 6 to the condensed consolidated financial statements.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 17, 2017 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Positive
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2017, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2017, we (i) generated cash from operating activities of $623 and (ii) generated cash from the sale of rental and non-rental equipment of $108. We used cash during this period principally to (i) purchase rental and non-rental equipment of $241, (ii) make debt payments, net of proceeds, of $437 and (iii) purchase shares of our common stock for $23. During the three months ended March 31, 2016, we (i) generated cash from operating activities of $631 excluding the excess tax benefits from share-base payment arrangements and (ii) generated cash from the sale of rental and non-rental equipment of $119. We used cash during this period principally to (i) purchase rental and non-rental equipment of $123, (ii) make debt payments, net of proceeds, of $423 and (iii) purchase shares of our common stock for $164.
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

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$623	$604
Purchases of rental equipment	(219)	(100)
Purchases of non-rental equipment	(22)	(23)
Proceeds from sales of rental equipment	106	115
Proceeds from sales of non-rental equipment	2	4
Excess tax benefits from share-based payment arrangements (1)	—	27
Free cash flow	$490	$627

(1)
As discussed in note 1 to our condensed consolidated financial statements, we adopted accounting guidance in the first quarter of 2017 that changed the cash flow presentation of excess tax benefits from share-based payment arrangements. In the table above, the excess tax benefits from share-based payment arrangements for 2017 are presented as a component of net cash provided by operating activities, while, for 2016, they are presented as a separate line item. Because we historically included the excess tax benefits from share-based payment arrangements in the free cash flow calculation, the adoption of this guidance did not change the calculation of free cash flow.

Free cash flow for the three months ended March 31, 2017 was $490, a decrease of $137 as compared to $627 for the three months ended March 31, 2016. Free cash flow decreased primarily due to increased purchases of rental equipment.
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
Interest Rate Risk. As of March 31, 2017, we had an aggregate of $1.3 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of March 31, 2017 under the ABL facility and the accounts receivable securitization facility. As of March 31, 2017, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $8 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2017, we had an aggregate of $6.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2017 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2016 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2017 to January 31, 2017	71,134	(1)	$109.84	—	—
February 1, 2017 to February 28, 2017	1,394	(1)	$127.66	—	—
March 1, 2017 to March 31, 2017	115,091	(1)	$125.31	—	—
Total	187,619		$119.46	—	$372,997,032

(1)	Reflects shares withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On July 21, 2015, our Board authorized a $1 billion share repurchase program which commenced in November 2015. In October 2016, we paused repurchases under the program as we evaluated a number of potential acquisition opportunities. As discussed in note 1 to the condensed consolidated financial statements, on January 25, 2017, we entered into a definitive merger agreement to acquire NES in an all cash transaction. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate NES and assess other potential uses of capital.

Item 6.	Exhibits

2(a)
Agreement and Plan of Merger, dated as of January 25, 2017, by and among United Rentals (North America), Inc., UR Merger Sub II Corporation, NES Rentals Holdings II, Inc. and Diamond Castle Holdings, LLC, solely in its capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on January 25, 2017)

3(a)
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

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended March 31, 2017 filed on April 19, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 19, 2017	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 19, 2017	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer