Form 10-Q
period 2017-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2017-07-19
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of July 17, 2017, there were 84,540,070 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

•
our significant indebtedness (which totaled $8.2 billion at June 30, 2017) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$338	$312
Accounts receivable, net of allowance for doubtful accounts of $59 at June 30, 2017 and $54 at December 31, 2016	990	920
Inventory	78	68
Prepaid expenses and other assets	77	61
Total current assets	1,483	1,361
Rental equipment, net	7,076	6,189
Property and equipment, net	449	430
Goodwill	3,468	3,260
Other intangible assets, net	798	742
Other long-term assets	10	6
Total assets	$13,284	$11,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$644	$597
Accounts payable	692	243
Accrued expenses and other liabilities	408	344
Total current liabilities	1,744	1,184
Long-term debt	7,571	7,193
Deferred taxes	1,952	1,896
Other long-term liabilities	69	67
Total liabilities	11,336	10,340
Common stock—$0.01 par value, 500,000,000 shares authorized, 112,302,008 and 84,538,835 shares issued and outstanding, respectively, at June 30, 2017 and 111,985,215 and 84,222,042 shares issued and outstanding, respectively, at December 31, 2016	1	1
Additional paid-in capital	2,300	2,288
Retained earnings	1,909	1,654
Treasury stock at cost—27,763,173 shares at June 30, 2017 and December 31, 2016	(2,077)	(2,077)
Accumulated other comprehensive loss	(185)	(218)
Total stockholders’ equity	1,948	1,648
Total liabilities and stockholders’ equity	$13,284	$11,988
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Equipment rentals	$1,367	$1,204	$2,533	$2,321
Sales of rental equipment	133	134	239	249
Sales of new equipment	47	36	86	66
Contractor supplies sales	21	22	39	41
Service and other revenues	29	25	56	54
Total revenues	1,597	1,421	2,953	2,731
Cost of revenues:
Cost of equipment rentals, excluding depreciation	525	456	999	905
Depreciation of rental equipment	266	242	514	485
Cost of rental equipment sales	81	79	141	147
Cost of new equipment sales	40	29	74	54
Cost of contractor supplies sales	15	15	28	28
Cost of service and other revenues	15	10	28	22
Total cost of revenues	942	831	1,784	1,641
Gross profit	655	590	1,169	1,090
Selling, general and administrative expenses	218	177	411	354
Merger related costs	14	—	16	—
Restructuring charge	19	2	19	4
Non-rental depreciation and amortization	64	64	126	131
Operating income	340	347	597	601
Interest expense, net	113	132	207	239
Other income, net	(2)	(2)	—	(2)
Income before provision for income taxes	229	217	390	364
Provision for income taxes	88	83	140	138
Net income	$141	$134	$250	$226
Basic earnings per share	$1.67	$1.52	$2.95	$2.53
Diluted earnings per share	$1.65	$1.52	$2.92	$2.52
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$141	$134	$250	$226
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25	(2)	34	60
Fixed price diesel swaps	—	2	(1)	3
Other comprehensive income	25	—	33	63
Comprehensive income (1)	$166	$134	$283	$289

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income during 2017 or 2016. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income during 2017 or 2016.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive (Loss) Income (2)
Balance at December 31, 2016	84	$1	$2,288	$1,654	28	$(2,077)	$(218)
Net income				250
Foreign currency translation adjustments							34
Fixed price diesel swaps							(1)
Cumulative effect of a change in accounting for share-based payments (note 1)				5
Stock compensation expense, net	1		40
Exercise of common stock options			1
Shares repurchased and retired			(24)
Other			(5)
Balance at June 30, 2017	85	$1	$2,300	$1,909	28	$(2,077)	$(185)

(1)Common stock outstanding decreased by approximately 8 million net shares during the year ended December 31, 2016.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$250	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640	616
Amortization of deferred financing costs and original issue discounts	4	4
Gain on sales of rental equipment	(98)	(102)
Gain on sales of non-rental equipment	(3)	(1)
Stock compensation expense, net	40	22
Merger related costs	16	—
Restructuring charge	19	4
Loss on repurchase/redemption of debt securities and amendment of ABL facility	12	26
Excess tax benefits from share-based payment arrangements	—	(53)
Increase in deferred taxes	40	69
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(16)	68
Increase in inventory	(5)	(2)
(Increase) decrease in prepaid expenses and other assets	(7)	64
Increase in accounts payable	429	337
Increase (decrease) in accrued expenses and other liabilities	16	(31)
Net cash provided by operating activities	1,337	1,247
Cash Flows From Investing Activities:
Purchases of rental equipment	(913)	(722)
Purchases of non-rental equipment	(55)	(42)
Proceeds from sales of rental equipment	239	249
Proceeds from sales of non-rental equipment	6	7
Purchases of other companies, net of cash acquired	(965)	(14)
Purchases of investments	(4)	—
Net cash used in investing activities	(1,692)	(522)
Cash Flows From Financing Activities:
Proceeds from debt	3,943	3,964
Payments of debt	(3,543)	(4,320)
Proceeds from the exercise of common stock options	1	—
Common stock repurchased	(24)	(336)
Payments of financing costs	(7)	(12)
Excess tax benefits from share-based payment arrangements	—	53
Net cash provided by (used in) financing activities	370	(651)
Effect of foreign exchange rates	11	12
Net increase in cash and cash equivalents	26	86
Cash and cash equivalents at beginning of period	312	179
Cash and cash equivalents at end of period	$338	$265
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$59	$3
Cash paid for interest	177	219

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

New Accounting Pronouncements
Leases. In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance ("Topic 842") to increase transparency and comparability among organizations by requiring i) recognition of lease assets and lease liabilities on the balance sheet and ii) disclosure of key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and ii) key aspects of the lessor accounting model with revenue recognition guidance. Topic 842 will be effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to adopt this guidance when effective.
As discussed below, most of our equipment rental revenues, which accounted for 86 percent of total revenues for the six months ended June 30, 2017, will be accounted for under the current lease accounting standard ("Topic 840") until the adoption of Topic 842. While our review of the equipment rental revenue accounting under Topic 842 is ongoing, we have tentatively concluded that no significant changes are expected to the accounting for most of our equipment rental revenues upon adoption of Topic 842.
Under Topic 842, our operating leases, which include both real estate and non-rental equipment, will result in lease assets and lease liabilities being recognized on the balance sheet. We lease a significant portion of our branch locations, and also lease other premises used for purposes such as district and regional offices and service centers. We expect that the quantification of the amount of the lease assets and lease liabilities that we will recognize on our balance sheet will take a significant amount of time given the size of our lease portfolio. While our review of the lessee accounting requirements of Topic 842 is ongoing, we believe that the impact on our balance sheet, while not currently estimable, will be significant.
Revenue from Contracts with Customers. In May 2014, and in subsequent updates, the FASB issued guidance ("Topic 606") to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption (for fiscal years and interim periods beginning after December 15, 2016) is permitted. We expect to adopt this guidance when effective.
Upon adoption of Topic 606, we will recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840. As discussed above, we expect to adopt Topic 842, an update to Topic 840, when it becomes effective, on January 1, 2019. While our review of our revenue accounting is ongoing, we expect that most of our equipment rental revenues, which accounted for 86 percent of total revenues for the six months ended June 30, 2017, will be accounted for under Topic

840 until the adoption of Topic 842, and that our non-equipment rental revenues will be accounted for under Topic 606. While our review of our non-equipment rental revenue accounting is ongoing, we do not believe that Topic 606 will have a significant impact on our financial statements.
We are also evaluating the disclosure requirements of Topic 606, as well as its impact on our internal controls over financial reporting.
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
Clarifying the Definition of a Business. In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is intended to make determining when a set of assets and activities is a business more consistent and cost-efficient. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption is permitted for transactions that occurred before the issuance date or effective date of the guidance if the transactions were not reported in financial statements that have been issued or made available for issuance. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable.
Stock Compensation: Scope of Modification Accounting. In May 2017, the FASB issued guidance to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under the updated guidance, a modification is defined as a change in the terms or conditions of a share-based payment award, and an entity should account for the effects of a modification unless all of the following are met:
1.The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation techniques that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.
2.The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
3.The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.
This guidance requires prospective adoption and will be effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The majority of our modifications relate to the acceleration of vesting conditions and we would continue to be required to account for the effects of such modifications under the updated guidance. We are currently assessing whether we will early adopt and do not expect that this guidance will have a significant impact on our financial statements.
Guidance Adopted in 2017
Improvements to Employee Share-Based Payment Accounting. In the first quarter of 2017, we adopted guidance that simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits from share-based payment arrangements on the statement of cash flows. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. In the six months ended June 30, 2017, we recognized $8 of such excess tax benefits, and, pursuant to the adopted guidance, net income increased by $8, or $0.09 per diluted share, reflecting the tax reduction associated with the excess tax benefits. Prior periods have not been adjusted to reflect the new guidance related to the classification of the excess tax benefits, as we have elected to prospectively adopt such guidance. Accordingly, our statement of cash flows for the six months ended June 30, 2016 reflects $53 of such excess tax benefits within net cash used in financing activities. All of the excess tax benefits for the six months ended June 30, 2016 pertain to share based payments that vested prior to 2016, and, accordingly, would not have impacted net income under the new guidance.
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

•
Certain aspects of the guidance require a cumulative change to retained earnings upon adoption. Upon adopting this guidance, we elected to record forfeitures of share-based payments as they occur. Making such an election requires a cumulative change to retained earnings upon adoption. However, we historically adjusted estimated forfeitures to reflect actual forfeitures annually, as a result of which no change to retained earnings was required. In 2016, we utilized all of the prior federal excess tax benefits from share-based payments that vested through 2016, and, accordingly, no change to retained earnings was required associated with federal excess tax benefits from share-based payments. A $5 change to retained earnings was required associated with state excess tax benefits from share-based payments that were not previously recognized because the related tax deduction had not reduced taxes payable.

2. Acquisitions
In April 2017, we completed the acquisition of NES Rentals Holdings II, Inc. (“NES”). NES was a provider of rental equipment with 73 branches located throughout the eastern half of the U.S., and had approximately 1,100 employees and approximately $900 of rental assets at original equipment cost as of December 31, 2016. NES had annual revenues of approximately $369. The acquisition is expected to:
•Increase our density in strategically important markets, including the East Coast, Gulf States and the Midwest;
•Strengthen our relationships with local and strategic accounts in the construction and industrial sectors, which we expect will enhance cross-selling opportunities and drive revenue synergies; and

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

•Create meaningful opportunities for cost synergies in areas such as corporate overhead, operational efficiencies and purchasing.
The aggregate consideration paid to holders of NES common stock and options was approximately $964. The acquisition and related fees and expenses were funded through available cash, drawings on our senior secured asset-based revolving credit facility (“ABL facility”) and new debt issuances. See note 8 to the condensed consolidated financial statements for additional detail on the debt issuances.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$51
Inventory	4
Rental equipment	571
Property and equipment	48
Intangibles (2)	139
Other assets	6
Total identifiable assets acquired	819
Short-term debt and current maturities of long-term debt (3)	(3)
Current liabilities	(26)
Deferred taxes	(14)
Long-term debt (3)	(6)
Other long-term liabilities	(5)
Total liabilities assumed	(54)
Net identifiable assets acquired	765
Goodwill (4)	199
Net assets acquired	$964
(1) The fair value of accounts receivables acquired was $51, and the gross contractual amount was $54. We estimated that $3 would be uncollectible.
(2) The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$138	10
Non-compete agreements	1	1
Total	$139
(3) The acquired debt reflects capital lease obligations.
(4) All of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of NES's going-concern value, the value of NES's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $1 of goodwill is expected to be deductible for income tax purposes.
The three and six months ended June 30, 2017 include NES acquisition-related costs of $14 and $16, respectively, which are reflected as “Merger related costs” in our condensed consolidated statements of income. The merger related costs are comprised of financial and legal advisory fees. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our condensed consolidated balance sheets. See note 8 to the condensed consolidated financial statements for additional detail on the debt issuances.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired NES locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of NES since the acquisition

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

date. The impact of the NES acquisition on our equipment rentals revenue is primarily reflected in the increases in the volume of OEC on rent of 17.4 percent and 12.4 percent for the three and six months ended June 30, 2017, respectively.
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the NES acquisition as if it had been completed on January 1, 2016 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the assets and liabilities of NES at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized in 2017. The table below presents unaudited pro forma consolidated income statement information as if NES had been included in our consolidated results for the entire periods reflected:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United Rentals historic revenues	$1,597	$1,421	$2,953	$2,731
NES historic revenues	—	90	81	171
Pro forma revenues	1,597	1,511	3,034	2,902
United Rentals historic pretax income	229	217	390	364
NES historic pretax income (loss)	—	3	(12)	5
Combined pretax income	229	220	378	369
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(10)	(9)	(19)
Impact of the fair value mark-up of acquired NES fleet on cost of rental equipment sales (2)	—	—	(1)	—
Gain on sale of equity interest (3)	—	—	—	(7)
Interest expense (4)	—	(10)	(9)	(19)
Elimination of historic NES interest (5)	—	10	12	19
Elimination of merger related costs (6)	14	—	16	—
Restructuring charges (7)	18	(9)	18	(18)
Pro forma pretax income	$261	$201	$405	$325
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the NES acquisition. The useful lives assigned to such equipment did not change significantly from the lives historically used by NES.
(2) Cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the NES acquisition.
(3) In 2016, NES sold its equity interest in a successor company and recognized a gain of $7. This gain was eliminated as the equity interest that was sold is not a component of the combined company.
(4) To partially fund the NES acquisition, URNA issued an aggregate of $500 principal amount of debt, as discussed in note 8 to the condensed consolidated financial statements. Drawings on the ABL facility were also used to partially fund the purchase price. Interest expense was adjusted to reflect these changes in our debt portfolio.
(5) NES historic interest on debt that is not part of the combined entity was eliminated.
(6) Merger related costs comprised of financial and legal advisory fees associated with the NES acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
(7) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisition over a period of approximately one year following the acquisition date, which, for the pro forma

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

presentation, was January 1, 2016. As such, the restructuring charges recognized in 2017 were moved to 2016. The restructuring charges reflected in our condensed consolidated statements of income also include non-NES restructuring charges, as discussed in note 4 to the condensed consolidated financial statements. We expect to recognize additional restructuring charges associated with the acquisition, however the total costs expected to be incurred are not currently estimable, as we are still identifying the actions that will be undertaken. The 2016 restructuring charges above reflect the total charges recorded as of June 30, 2017 recognized on a straight-line basis from the pro forma acquisition date through June 30, 2016.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Segment Information
Our reportable segments are i) general rentals and ii) trench, power and pump. The general rentals segment includes the rental of i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, ii) aerial work platforms, such as boom lifts and scissor lifts and iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of ten geographic regions—Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2017
Equipment rentals	$1,143	$224	$1,367
Sales of rental equipment	122	11	133
Sales of new equipment	43	4	47
Contractor supplies sales	18	3	21
Service and other revenues	26	3	29
Total revenue	1,352	245	1,597
Depreciation and amortization expense	285	45	330
Equipment rentals gross profit	465	111	576
Three Months Ended June 30, 2016
Equipment rentals	$1,015	$189	$1,204
Sales of rental equipment	125	9	134
Sales of new equipment	31	5	36
Contractor supplies sales	17	5	22
Service and other revenues	22	3	25
Total revenue	1,210	211	1,421
Depreciation and amortization expense	259	47	306
Equipment rentals gross profit	417	89	506
Six Months Ended June 30, 2017
Equipment rentals	$2,120	$413	$2,533
Sales of rental equipment	218	21	239
Sales of new equipment	78	8	86
Contractor supplies sales	32	7	39
Service and other revenues	50	6	56
Total revenue	2,498	455	2,953
Depreciation and amortization expense	549	91	640
Equipment rentals gross profit	825	195	1,020
Capital expenditures	863	105	968
Six Months Ended June 30, 2016
Equipment rentals	$1,970	$351	$2,321
Sales of rental equipment	231	18	249
Sales of new equipment	57	9	66
Contractor supplies sales	33	8	41
Service and other revenues	48	6	54
Total revenue	2,339	392	2,731
Depreciation and amortization expense	525	91	616
Equipment rentals gross profit	774	157	931
Capital expenditures	692	72	764

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2017	December 31, 2016
Total reportable segment assets
General rentals	$11,747	$10,496
Trench, power and pump	1,537	1,492
Total assets	$13,284	$11,988

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total equipment rentals gross profit	$576	$506	$1,020	$931
Gross profit from other lines of business	79	84	149	159
Selling, general and administrative expenses	(218)	(177)	(411)	(354)
Merger related costs	(14)	—	(16)	—
Restructuring charge	(19)	(2)	(19)	(4)
Non-rental depreciation and amortization	(64)	(64)	(126)	(131)
Interest expense, net	(113)	(132)	(207)	(239)
Other income, net	2	2	—	2
Income before provision for income taxes	$229	$217	$390	$364
4. Restructuring Charges
Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed three restructuring programs and have incurred total restructuring charges of $253.
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
NES/Project XL Restructuring Program
In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 2 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business. We expect to complete the restructuring program in the first half of 2018. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The table below provides certain information concerning restructuring activity during the six months ended June 30, 2017:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
	December 31, 2016			June 30, 2017
Closed Restructuring Programs
Branch closure charges	$16	$—	$(2)	$14
Severance and other	1	—	(1)	—
Total	$17	$—	$(3)	$14
NES/Project XL Restructuring Program
Branch closure charges	$—	$3	$(1)	$2
Severance and other	—	16	(11)	5
Total	$—	$19	$(12)	$7
Total
Branch closure charges	$16	$3	$(3)	$16
Severance and other	1	16	(12)	5
Total	$17	$19	$(15)	$21

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.

5. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2017:

	General rentals	Trench, power and pump	Total
Balance at January 1, 2017 (1)	$2,797	$463	$3,260
Goodwill related to acquisitions (2)	199	—	199
Foreign currency translation	7	2	9
Balance at June 30, 2017 (1)	3,003	465	3,468

_________________

(1)
The total carrying amount of goodwill for all periods in the table above is reflected net of $1.557 billion of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)	For additional detail on the April 2017 acquisition of NES, see note 2 to our condensed consolidated financial statements.
Other intangible assets were comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	29 months	$67	$59	$8
Customer relationships	9 years	$1,585	$795	$790

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

Our other intangibles assets, net at June 30, 2017 include the following assets associated with the acquisition of NES discussed in note 2 to our condensed consolidated financial statements. No residual value has been assigned to these intangible assets. The non-compete agreements are being amortized on a straight-line basis, and the customer relationships are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	June 30, 2017
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Non-compete agreements	1 year	$1
Customer relationships	10 years	$132
Amortization expense for other intangible assets was $42 and $43 for the three months ended June 30, 2017 and 2016, respectively, and $84 and $90 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2017	$81
2018	150
2019	132
2020	113
2021	95
Thereafter	227
Total	$798

6. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the six months ended June 30, 2017 and 2016, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At June 30, 2017, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the six months ended June 30, 2017, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. There were no outstanding forward contracts to purchase Canadian dollars at June 30, 2017.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at June 30, 2017 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of June 30, 2017, we had outstanding fixed price swap contracts covering 4.4 million gallons of diesel which will be purchased throughout 2017 and 2018.
Foreign Currency Forward Contracts

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The forward contracts to purchase Canadian dollars, which were all settled as of June 30, 2017, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value occurred. During the six months ended June 30, 2017, forward contracts were used to purchase $402 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the six months ended June 30, 2017. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of June 30, 2017 and December 31, 2016, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 was as follows:

		Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(5)	(2)	$(6)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	7	(7)	3	(3)
		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(10)	(4)	$(11)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	7	(7)	3	(3)

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(3)
Amounts recognized on hedged item reflect the use of 1.9 million and 2.4 million gallons and of diesel covered by the fixed price swaps during the three months ended June 30, 2017 and 2016, respectively, and the use of 3.8 million and 5.0 million gallons and of diesel covered by the fixed price swaps during the six months ended June 30, 2017 and 2016, respectively. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
As of June 30, 2017 and December 31, 2016, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of June 30, 2017 and December 31, 2016, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 6 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of June 30, 2017, we have fixed price swap contracts that mature throughout 2017 and 2018 covering 4.4 million gallons of diesel which we will buy at the average contract price of $2.57 per gallon, while the average forward price for the hedged gallons was $2.51 per gallon as of June 30, 2017.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximated their book values as of June 30, 2017 and December 31, 2016. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2017 and December 31, 2016 have been calculated based upon available market information, and were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$5,770	$6,058	$5,506	$5,715

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

8. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	June 30, 2017	December 31, 2016
Accounts Receivable Securitization Facility expiring 2017 (1)	$615	$568
$2.5 billion ABL Facility expiring 2021 (2)	1,763	1,645
7 5/8 percent Senior Notes due 2022 (3)	223	469
6 1/8 percent Senior Notes due 2023	935	936
4 5/8 percent Senior Secured Notes due 2023	991	991
5 3/4 percent Senior Notes due 2024	840	839
5 1/2 percent Senior Notes due 2025	793	792
5 7/8 percent Senior Notes due 2026 (4)	998	740
5 1/2 percent Senior Notes due 2027 (5)	990	739
Capital leases	67	71
Total debt	8,215	7,790
Less short-term portion (6)	(644)	(597)
Total long-term debt	$7,571	$7,193
 ___________________

(1)
At June 30, 2017, $10 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 1.9 percent at June 30, 2017. During the six months ended June 30, 2017, the monthly average amount outstanding under the accounts receivable securitization facility was $557, and the weighted-average interest rate thereon was 1.7 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the six months ended June 30, 2017 was $616. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2017, there were $694 of receivables, net of applicable reserves and other deductions, in the collateral pool.

(2)
At June 30, 2017, $0.7 billion was available under our ABL facility, net of $40 of letters of credit. The interest rate applicable to the ABL facility was 2.7 percent at June 30, 2017. During the six months ended June 30, 2017, the monthly average amount outstanding under the ABL facility was $1.2 billion, and the weighted-average interest rate thereon was 2.5 percent. The maximum month-end amount outstanding under the ABL facility during the six months ended June 30, 2017 was $1.8 billion. As discussed below, pending the payment of the purchase price for the NES acquisition discussed in note 2 to the condensed consolidated financial statements, the net proceeds from debt issued in February 2017 were used to reduce borrowings under the ABL facility. Following the closing of the NES acquisition on April 3, 2017, we used borrowings under the ABL facility to partially fund the NES acquisition.

(3)
In June 2017, we redeemed $250 principal amount of our 7 5/8 percent Senior Notes. Upon redemption, we recognized a loss of $12 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(4)
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

(5)
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

(6)	As of June 30, 2017, our short-term debt primarily reflects $615 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of June 30, 2017, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
9. Legal and Regulatory Matters
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income available to common stockholders	$141	$134	250	226
Denominator:
Denominator for basic earnings per share—weighted-average common shares	84,635	88,095	84,546	89,303
Effect of dilutive securities:
Employee stock options	394	271	403	267
Restricted stock units	379	107	452	139
Denominator for diluted earnings per share—adjusted weighted-average common shares	85,408	88,473	85,401	89,709
Basic earnings per share	$1.67	$1.52	$2.95	$2.53
Diluted earnings per share	$1.65	$1.52	$2.92	$2.52

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
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of June 30, 2017, the amount available for distribution under the most restrictive of these covenants was $456. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of June 30, 2017, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $1.027 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$9	$—	$329	$—	$—	$338
Accounts receivable, net	—	35	—	98	857	—	990
Intercompany receivable (payable)	571	(353)	(201)	(128)	—	111	—
Inventory	—	70	—	8	—	—	78
Prepaid expenses and other assets	6	67	—	4	—	—	77
Total current assets	577	(172)	(201)	311	857	111	1,483
Rental equipment, net	—	6,555	—	521	—	—	7,076
Property and equipment, net	38	340	31	40	—	—	449
Investments in subsidiaries	1,354	1,071	1,014	—	—	(3,439)	—
Goodwill	—	3,213	—	255	—	—	3,468
Other intangible assets, net	—	746	—	52	—	—	798
Other long-term assets	3	7	—	—	—	—	10
Total assets	$1,972	$11,760	$844	$1,179	$857	$(3,328)	$13,284
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$26	$—	$2	$615	$—	$644
Accounts payable	—	630	—	62	—	—	692
Accrued expenses and other liabilities	—	371	11	25	1	—	408
Total current liabilities	1	1,027	11	89	616	—	1,744
Long-term debt	2	7,452	114	3	—	—	7,571
Deferred taxes	21	1,858	—	73	—	—	1,952
Other long-term liabilities	—	69	—	—	—	—	69
Total liabilities	24	10,406	125	165	616	—	11,336
Total stockholders’ equity (deficit)	1,948	1,354	719	1,014	241	(3,328)	1,948
Total liabilities and stockholders’ equity (deficit)	$1,972	$11,760	$844	$1,179	$857	$(3,328)	$13,284

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,262	$—	$105	$—	$—	$1,367
Sales of rental equipment	—	121	—	12	—	—	133
Sales of new equipment	—	42	—	5	—	—	47
Contractor supplies sales	—	19	—	2	—	—	21
Service and other revenues	—	24	—	5	—	—	29
Total revenues	—	1,468	—	129	—	—	1,597
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	472	—	53	—	—	525
Depreciation of rental equipment	—	245	—	21	—	—	266
Cost of rental equipment sales	—	75	—	6	—	—	81
Cost of new equipment sales	—	35	—	5	—	—	40
Cost of contractor supplies sales	—	13	—	2	—	—	15
Cost of service and other revenues	—	14	—	1	—	—	15
Total cost of revenues	—	854	—	88	—	—	942
Gross profit	—	614	—	41	—	—	655
Selling, general and administrative expenses	19	171	—	21	7	—	218
Merger related costs	—	14	—	—	—	—	14
Restructuring charge	—	19	—	—	—	—	19
Non-rental depreciation and amortization	4	56	—	4	—	—	64
Operating (loss) income	(23)	354	—	16	(7)	—	340
Interest (income) expense, net	(3)	115	—	(1)	3	(1)	113
Other (income) expense, net	(131)	141	—	11	(23)	—	(2)
Income before provision for income taxes	111	98	—	6	13	1	229
Provision for income taxes	42	39	—	2	5	—	88
Income before equity in net earnings (loss) of subsidiaries	69	59	—	4	8	1	141
Equity in net earnings (loss) of subsidiaries	72	13	4	—	—	(89)	—
Net income (loss)	141	72	4	4	8	(88)	141
Other comprehensive income (loss)	25	25	26	21	—	(72)	25
Comprehensive income (loss)	$166	$97	$30	$25	$8	$(160)	$166

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,103	$—	$101	$—	$—	$1,204
Sales of rental equipment	—	117	—	17	—	—	134
Sales of new equipment	—	31	—	5	—	—	36
Contractor supplies sales	—	18	—	4	—	—	22
Service and other revenues	—	22	—	3	—	—	25
Total revenues	—	1,291	—	130	—	—	1,421
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	407	—	49	—	—	456
Depreciation of rental equipment	—	219	—	23	—	—	242
Cost of rental equipment sales	—	70	—	9	—	—	79
Cost of new equipment sales	—	25	—	4	—	—	29
Cost of contractor supplies sales	—	12	—	3	—	—	15
Cost of service and other revenues	—	10	—	—	—	—	10
Total cost of revenues	—	743	—	88	—	—	831
Gross profit	—	548	—	42	—	—	590
Selling, general and administrative expenses	2	155	—	18	2	—	177
Restructuring charge	—	1	—	1	—	—	2
Non-rental depreciation and amortization	4	54	—	6	—	—	64
Operating (loss) income	(6)	338	—	17	(2)	—	347
Interest (income) expense, net	(1)	133	—	—	1	(1)	132
Other (income) expense, net	(116)	124	—	11	(21)	—	(2)
Income before provision for income taxes	111	81	—	6	18	1	217
Provision for income taxes	42	32	—	2	7	—	83
Income before equity in net earnings (loss) of subsidiaries	69	49	—	4	11	1	134
Equity in net earnings (loss) of subsidiaries	65	16	4	—	—	(85)	—
Net income (loss)	134	65	4	4	11	(84)	134
Other comprehensive (loss) income	—	—	(2)	(2)	—	4	—
Comprehensive income (loss)	$134	$65	$2	$2	$11	$(80)	$134

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$2,332	$—	$201	$—	$—	$2,533
Sales of rental equipment	—	216	—	23	—	—	239
Sales of new equipment	—	77	—	9	—	—	86
Contractor supplies sales	—	35	—	4	—	—	39
Service and other revenues	—	48	—	8	—	—	56
Total revenues	—	2,708	—	245	—	—	2,953
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	895	—	104	—	—	999
Depreciation of rental equipment	—	472	—	42	—	—	514
Cost of rental equipment sales	—	129	—	12	—	—	141
Cost of new equipment sales	—	66	—	8	—	—	74
Cost of contractor supplies sales	—	25	—	3	—	—	28
Cost of service and other revenues	—	25	—	3	—	—	28
Total cost of revenues	—	1,612	—	172	—	—	1,784
Gross profit	—	1,096	—	73	—	—	1,169
Selling, general and administrative expenses	42	316	—	38	15	—	411
Merger related costs	—	16	—	—	—	—	16
Restructuring charge	—	19	—	—	—	—	19
Non-rental depreciation and amortization	8	108	—	10	—	—	126
Operating (loss) income	(50)	637	—	25	(15)	—	597
Interest (income) expense, net	(5)	208	1	—	5	(2)	207
Other (income) expense, net	(243)	265	—	23	(45)	—	—
Income (loss) before provision for income taxes	198	164	(1)	2	25	2	390
Provision for income taxes	63	67	—	—	10	—	140
Income (loss) before equity in net earnings (loss) of subsidiaries	135	97	(1)	2	15	2	250
Equity in net earnings (loss) of subsidiaries	115	18	2	—	—	(135)	—
Net income (loss)	250	115	1	2	15	(133)	250
Other comprehensive income (loss)	33	33	34	28	—	(95)	33
Comprehensive income (loss)	$283	$148	$35	$30	$15	$(228)	$283

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$2,127	$—	$194	$—	$—	$2,321
Sales of rental equipment	—	221	—	28	—	—	249
Sales of new equipment	—	58	—	8	—	—	66
Contractor supplies sales	—	35	—	6	—	—	41
Service and other revenues	—	47	—	7	—	—	54
Total revenues	—	2,488	—	243	—	—	2,731
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	811	—	94	—	—	905
Depreciation of rental equipment	—	440	—	45	—	—	485
Cost of rental equipment sales	—	132	—	15	—	—	147
Cost of new equipment sales	—	48	—	6	—	—	54
Cost of contractor supplies sales	—	24	—	4	—	—	28
Cost of service and other revenues	—	19	—	3	—	—	22
Total cost of revenues	—	1,474	—	167	—	—	1,641
Gross profit	—	1,014	—	76	—	—	1,090
Selling, general and administrative expenses	8	299	—	37	10	—	354
Restructuring charge	—	3	—	1	—	—	4
Non-rental depreciation and amortization	8	111	—	12	—	—	131
Operating (loss) income	(16)	601	—	26	(10)	—	601
Interest (income) expense, net	(3)	239	1	1	3	(2)	239
Other (income) expense, net	(222)	246	—	20	(46)	—	(2)
Income (loss) before provision for income taxes	209	116	(1)	5	33	2	364
Provision for income taxes	79	45	—	1	13	—	138
Income (loss) before equity in net earnings (loss) of subsidiaries	130	71	(1)	4	20	2	226
Equity in net earnings (loss) of subsidiaries	96	25	4	—	—	(125)	—
Net income (loss)	226	96	3	4	20	(123)	226
Other comprehensive income (loss)	63	63	60	48	—	(171)	63
Comprehensive income (loss)	$289	$159	$63	$52	$20	$(294)	$289

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$10	$1,305	$(1)	$78	$(55)	$—	$1,337
Net cash used in investing activities	(10)	(1,632)	—	(50)	—	—	(1,692)
Net cash provided by (used in) financing activities	—	315	1	(1)	55	—	370
Effect of foreign exchange rates	—	—	—	11	—	—	11
Net (decrease) increase in cash and cash equivalents	—	(12)	—	38	—	—	26
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$9	$—	$329	$—	$—	$338
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$2	$1,096	$(1)	$84	$66	$—	$1,247
Net cash (used in) provided by investing activities	(2)	(522)	—	2	—	—	(522)
Net cash (used in) provided by financing activities	—	(584)	1	(2)	(66)	—	(651)
Effect of foreign exchange rates	—	—	—	12	—	—	12
Net (decrease) increase in cash and cash equivalents	—	(10)	—	96	—	—	86
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$8	$—	$257	$—	$—	$265

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 960 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $10.3 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the six months ended June 30, 2017.
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

•
The implementation of “Lean” management techniques, including kaizen processes focused on continuous improvement. We have trained over 3,100 employees, over 70 percent of our district managers and approximately 55 percent of our branch managers on the Lean kaizen process. We continue to implement this program across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. We achieved the anticipated run rate savings from the Lean initiatives in 2016 and expect to continue to generate savings from these initiatives;

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

For the six months ended June 30, 2017, equipment rental revenue increased 9.1 percent as compared to the same period in 2016, primarily reflecting a 12.4 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, partially offset by a 1.2 percent rental rate decrease. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. The decreased rental rates reflected the impact of the NES acquisition and pressure from Canada and the impact of recent industry fleet expansion. On a pro forma basis including NES' standalone, pre-acquisition results, equipment rental revenue increased 5.1 percent year-over-year, primarily reflecting a 6.5 percent increase in the volume of OEC on rent partially offset by a 0.9 percent rental rate decrease. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. In particular, we saw improvement in our trench, power and pump segment. The volume of OEC on rent increased 25.4 percent in our trench, power and pump segment, primarily due to continued strength in our Trench Safety and Power and HVAC regions, and improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers.
Financial Overview
Since January 1, 2016, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Redeemed all of our 8 1/4 percent Senior Notes and 7 3/8 percent Senior Notes;

•	Redeemed $1.1 billion principal amount of our 7 5/8 percent Senior Notes due 2022;

•	Issued $1.0 billion principal amount of 5 7/8 percent Senior Notes due 2026;

•	Issued $1.0 billion principal amount of 5 1/2 percent Senior Notes due 2027;

•	Amended and extended our ABL facility; and

•	Amended and extended our accounts receivable securitization facility.
As of June 30, 2017, we had available liquidity of $1.04 billion, including cash and cash equivalents of $338.
Net income. Net income and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$141	$134	$250	$226
Diluted earnings per share	$1.65	$1.52	$2.92	$2.52

Net income and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entity.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Tax rate applied to items below	38.5%		38.4%		38.5%		38.4%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(9)	$(0.09)	$—	$—	$(10)	$(0.11)	$—	$—
Merger related intangible asset amortization (2)	(24)	(0.30)	(24)	(0.28)	(48)	(0.57)	(51)	(0.57)
Impact on depreciation related to acquired RSC and NES fleet and property and equipment (3)	2	0.03	—	—	2	0.02	—	—
Impact of the fair value mark-up of acquired RSC and NES fleet (4)	(11)	(0.13)	(5)	(0.06)	(16)	(0.19)	(11)	(0.13)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	—	—	—	—	1	0.01
Restructuring charge (6)	(12)	(0.14)	(2)	(0.02)	(12)	(0.14)	(3)	(0.03)
Asset impairment charge (7)	—	—	—	—	—	—	(2)	(0.02)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(8)	(0.09)	(16)	(0.18)	(8)	(0.09)	(16)	(0.18)

(1)
This reflects transaction costs associated with the NES acquisition discussed in note 2 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	This reflects the amortization of the intangible assets acquired in the RSC, National Pump and NES acquisitions.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC and NES acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC and NES acquisitions and subsequently sold.

(5)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(6)	This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 4 to our condensed consolidated financial statements.

(7)	This reflects write-offs of fixed assets in connection with our restructuring programs.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net and the impact of the fair value mark-up of the acquired RSC and NES fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The EBITDA and adjusted EBITDA margins represent EBITDA or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$141	$134	$250	$226
Provision for income taxes	88	83	140	138
Interest expense, net	113	132	207	239
Depreciation of rental equipment	266	242	514	485
Non-rental depreciation and amortization	64	64	126	131
EBITDA	$672	$655	$1,237	$1,219
Merger related costs (1)	14	—	16	—
Restructuring charge (2)	19	2	19	4
Stock compensation expense, net (3)	24	13	40	22
Impact of the fair value mark-up of acquired RSC and NES fleet (4)	18	9	26	18
Adjusted EBITDA	$747	$679	$1,338	$1,263

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$1,337	$1,247
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(4)	(4)
Gain on sales of rental equipment	98	102
Gain on sales of non-rental equipment	3	1
Merger related costs (1)	(16)	—
Restructuring charge (2)	(19)	(4)
Stock compensation expense, net (3)	(40)	(22)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(12)	(26)
Excess tax benefits from share-based payment arrangements	—	53
Changes in assets and liabilities	(346)	(350)
Cash paid for interest	177	219
Cash paid for income taxes, net	59	3
EBITDA	$1,237	$1,219
Add back:
Merger related costs (1)	16	—
Restructuring charge (2)	19	4
Stock compensation expense, net (3)	40	22
Impact of the fair value mark-up of acquired RSC and NES fleet (4)	26	18
Adjusted EBITDA	$1,338	$1,263

 ___________________

(1)
This reflects transaction costs associated with the NES acquisition discussed in note 2 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 4 to our condensed consolidated financial statements.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC and NES acquisitions and subsequently sold.
For the three months ended June 30, 2017, EBITDA increased $17, or 2.6 percent, and adjusted EBITDA increased $68, or 10.0 percent. For the three months ended June 30, 2017, EBITDA margin decreased 400 basis points to 42.1 percent, and adjusted EBITDA margin decreased 100 basis points to 46.8 percent. The decrease in the EBITDA margin primarily reflects i) a slight decrease in the margins, excluding depreciation, from equipment rentals, ii) increased selling, general and administrative ("SG&A") compensation costs, including stock compensation costs, largely due to the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards, and iii) increased merger related costs and restructuring charges primarily associated with the NES acquisition. The decrease in the adjusted EBITDA margin primarily reflects i) a slight decrease in the margins, excluding depreciation, from equipment rentals and ii) increased SG&A compensation costs largely due to the impact of the NES acquisition and increased revenue, partially offset by iii) changes in our revenue mix associated with equipment rentals accounting for a higher percentage of our revenues. The decrease in the margins, excluding depreciation, from equipment rentals primarily reflects a 1.2 percent rental rate decrease and increased delivery costs. While equipment rental revenue increased 13.5 percent and the volume of OEC on rent increased 17.4 percent, including the impact of the NES acquisition, delivery costs increased 32.5 percent primarily due to the increased volume of OEC on rent and increased transfers of equipment among locations in response to, and in anticipation of, customer demand.
For the six months ended June 30, 2017, EBITDA increased $18, or 1.5 percent, and adjusted EBITDA increased $75, or 5.9 percent. For the six months ended June 30, 2017, EBITDA margin decreased 270 basis points to 41.9 percent, and adjusted EBITDA margin decreased 90 basis points to 45.3 percent. The decrease in the EBITDA margin primarily reflects i) a slight decrease in the margins, excluding depreciation, from equipment rentals, ii) increased stock compensation expense primarily due to increases in our stock price and in the volume of stock awards, and iii) increased merger related costs and restructuring charges primarily associated with the NES acquisition. The decrease in the adjusted EBITDA margin primarily reflects a slight decrease in the margins, excluding depreciation, from equipment rentals. The decrease in the margins, excluding depreciation, from equipment rentals primarily reflects a 1.2 percent rental rate decrease and increased delivery costs. While equipment rental revenue increased 9.1 percent and the volume of OEC on rent increased 12.4 percent, including the impact of the NES acquisition, delivery costs increased 24.2 percent primarily due to the increased volume of OEC on rent and increased transfers of equipment among locations in response to, and in anticipation of, customer demand.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our ten geographic regions—Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended June 30, 2017, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2017
Equipment rentals	$1,143	$224	$1,367
Sales of rental equipment	122	11	133
Sales of new equipment	43	4	47
Contractor supplies sales	18	3	21
Service and other revenues	26	3	29
Total revenue	$1,352	$245	$1,597
Three Months Ended June 30, 2016
Equipment rentals	$1,015	$189	$1,204
Sales of rental equipment	125	9	134
Sales of new equipment	31	5	36
Contractor supplies sales	17	5	22
Service and other revenues	22	3	25
Total revenue	$1,210	$211	$1,421
Six Months Ended June 30, 2017
Equipment rentals	$2,120	$413	$2,533
Sales of rental equipment	218	21	239
Sales of new equipment	78	8	86
Contractor supplies sales	32	7	39
Service and other revenues	50	6	56
Total revenue	$2,498	$455	$2,953
Six Months Ended June 30, 2016
Equipment rentals	$1,970	$351	$2,321
Sales of rental equipment	231	18	249
Sales of new equipment	57	9	66
Contractor supplies sales	33	8	41
Service and other revenues	48	6	54
Total revenue	$2,339	$392	$2,731

Equipment rentals. For the three months ended June 30, 2017, equipment rentals of $1.367 billion increased $163, or 13.5 percent, as compared to the same period in 2016, primarily reflecting a 17.4 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, partially offset by a 1.2 percent rental rate decrease. The decreased rental rates reflected the impact of the NES acquisition and pressure from Canada and the impact of recent industry fleet expansion. On a pro forma basis including NES' standalone, pre-acquisition results, equipment rental revenue increased 6.2 percent year-over-year, primarily reflecting a 6.6 percent increase in the volume of OEC on rent partially offset by a 0.4 percent rental rate decrease. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues for the three months ended June 30, 2017.

For the six months ended June 30, 2017, equipment rentals of $2.533 billion increased $212, or 9.1 percent, as compared to the same period in 2016, primarily reflecting a 12.4 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition, partially offset by a 1.2 percent rental rate decrease. The decreased rental rates reflected the impact of the NES acquisition and pressure from Canada and the impact of recent industry fleet expansion. On a pro forma basis including NES' standalone, pre-acquisition results, equipment rental revenue increased 5.1 percent year-over-year, primarily reflecting a 6.5 percent increase in the volume of OEC on rent partially offset by a 0.9 percent rental rate decrease. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues for the six months ended June 30, 2017.

For the three months ended June 30, 2017, general rentals equipment rentals increased $128, or 12.6 percent, as compared to the same period in 2016, primarily reflecting a 16.7 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition, partially offset by decreased rental rates. The decreased rental rates reflected the impact of the NES acquisition and pressure from Canada and the impact of recent industry fleet expansion. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 5.4 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. For the three months ended June 30, 2017, equipment rentals represented 85 percent of total revenues for the general rentals segment.

For the six months ended June 30, 2017, general rentals equipment rentals increased $150, or 7.6 percent, as compared to the same period in 2016, primarily reflecting an 11.5 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition, partially offset by decreased rental rates. The decreased rental rates reflected the impact of the NES acquisition and pressure from Canada and the impact of recent industry fleet expansion. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 5.4 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. For the six months ended June 30, 2017, equipment rentals represented 85 percent of total revenues for the general rentals segment.

For the three months ended June 30, 2017, trench, power and pump equipment rentals increased $35, or 18.5 percent, as compared to the same period in 2016, primarily reflecting a 28.2 percent increase in the volume of OEC on rent. Trench, power and pump average OEC for the three months ended June 30, 2017 increased 7.7 percent as compared to the same period in 2016. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. For the three months ended June 30, 2017, equipment rentals represented 91 percent of total revenues for the trench, power and pump segment.

For the six months ended June 30, 2017, trench, power and pump equipment rentals increased $62, or 17.7 percent, as compared to the same period in 2016, primarily reflecting a 25.4 percent increase in the volume of OEC on rent. Trench, power and pump average OEC for the six months ended June 30, 2017 increased 7.0 percent as compared to the same period in 2016. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. For the six months ended June 30, 2017, equipment rentals represented 91 percent of total revenues for the trench, power and pump segment.
Sales of rental equipment. For the six months ended June 30, 2017, sales of rental equipment represented approximately 8 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2017, sales of rental equipment did not change significantly from the same periods in 2016.
Sales of new equipment. For the six months ended June 30, 2017, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2017, sales of new equipment increased 30.6 percent and 30.3 percent, respectively, from the same periods in 2016, primarily reflecting increased volume and increased sales of larger equipment.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2017, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and six months ended June 30, 2017 did not change significantly from the same periods in 2016.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2017, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended June 30, 2017, service and other revenues increased 16.0 percent from the same period in 2016 primarily reflecting the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements. For the six months ended June 30, 2017, service and other revenues did not change significantly from the same period in 2016.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2017
Equipment Rentals Gross Profit	$465	$111	$576
Equipment Rentals Gross Margin	40.7%	49.6%	42.1%
Three Months Ended June 30, 2016
Equipment Rentals Gross Profit	$417	$89	$506
Equipment Rentals Gross Margin	41.1%	47.1%	42.0%
Six Months Ended June 30, 2017
Equipment Rentals Gross Profit	$825	$195	$1,020
Equipment Rentals Gross Margin	38.9%	47.2%	40.3%
Six Months Ended June 30, 2016
Equipment Rentals Gross Profit	$774	$157	$931
Equipment Rentals Gross Margin	39.3%	44.7%	40.1%

General rentals. For the three months ended June 30, 2017, equipment rentals gross profit increased by $48 and equipment rentals gross margin decreased by 40 basis points from 2016. The gross margin decrease primarily reflects decreased rental rates and increased delivery costs partially offset by a 110 basis point increase in time utilization. The decreased rental rates reflected the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements and pressure from Canada and the impact of recent industry fleet expansion. The volume of OEC on rent increased 16.7 percent, including the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 5.4 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. While the volume of OEC on rent increased 16.7 percent, delivery costs increased 31.2 percent due primarily to the increased volume of OEC on rent and increased transfers of equipment among locations in response to, and in anticipation of, customer demand. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. For the three months ended June 30, 2017 and 2016, time utilization was 70.3 percent and 69.2 percent, respectively.

For the six months ended June 30, 2017, equipment rentals gross profit increased by $51 and equipment rentals gross margin decreased by 40 basis points from 2016. The gross margin decrease primarily reflects decreased rental rates and increased delivery costs partially offset by a 140 basis point increase in time utilization. The decreased rental rates reflected the impact of the NES acquisition and pressure from Canada and the impact of recent industry fleet expansion. The volume of OEC on rent increased 11.5 percent, including the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 5.4 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. While the volume of OEC on rent increased 11.5 percent, delivery costs increased 24.2 percent due primarily to the increased volume of OEC on rent and increased transfers of equipment among locations in response to, and in anticipation of, customer demand. For the six months ended June 30, 2017 and 2016, time utilization was 68.9 percent and 67.5 percent, respectively.
Trench, power and pump. For the three months ended June 30, 2017, equipment rentals gross profit increased by $22 and equipment rentals gross margin increased by 250 basis points from 2016. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 18.5 percent, average OEC increased 7.7 percent and the volume of OEC on rent increased 28.2 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. The increase in equipment rentals gross margin reflected decreased compensation, depreciation and property costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 18.5 percent, compensation costs increased 10.3 percent due primarily to increased headcount associated with higher rental volume, depreciation of rental equipment increased 6.4 percent and property costs increased 1.4 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
For the six months ended June 30, 2017, equipment rentals gross profit increased by $38 and equipment rentals gross margin increased by 250 basis points from 2016. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 17.7 percent, average OEC increased 7.0 percent and the volume of OEC on rent increased 25.4 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. The increase in equipment rentals gross margin reflected decreased compensation, depreciation and property costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 17.7 percent, compensation costs increased 10.1 percent due primarily to increased headcount associated with higher rental volume, depreciation of rental equipment increased 6.8 percent and property costs increased 1.5 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Total gross margin	41.0%	41.5%	(50) bps	39.6%	39.9%	(30) bps
Equipment rentals	42.1%	42.0%	10 bps	40.3%	40.1%	20 bps
Sales of rental equipment	39.1%	41.0%	(190) bps	41.0%	41.0%	—
Sales of new equipment	14.9%	19.4%	(450) bps	14.0%	18.2%	(420) bps
Contractor supplies sales	28.6%	31.8%	(320) bps	28.2%	31.7%	(350) bps
Service and other revenues	48.3%	60.0%	(1,170) bps	50.0%	59.3%	(930) bps

For the three months ended June 30, 2017, total gross margin decreased 50 basis points as compared to the same period in 2016. Equipment rentals gross margin increased 10 basis points, primarily reflecting a 190 basis point increase in time utilization partially offset by a 1.2 percent rental rate decrease. The decreased rental rates reflected the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements and pressure from Canada and the impact of recent industry fleet expansion. For the three months ended June 30, 2017 and 2016, time utilization was 69.4 percent and 67.5 percent, respectively. Time utilization for the three months ended June 30, 2017 was a second quarter record. The volume of OEC on rent increased 17.4 percent, including the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 6.6 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Gross margin from sales of rental equipment decreased 190 basis points primarily due to decreased margins on sales of equipment acquired in the NES acquisition. Gross margin from sales of new equipment decreased 450 basis points. Sales of new equipment increased 30.6 percent, primarily reflecting increased volume and increased sales of larger equipment, and some of the larger equipment sales were at lower margins. Gross margin from contractor supplies sales decreased 320 basis points, primarily due to higher than normal margins in 2016 and the impact of some large volume sales at lower margins. Gross margin from service and other revenues decreased 1,170 basis points. In 2017, as a result of our increased focus on the service line of business, we increased the allocation of labor to it. Such labor costs were formerly included in cost of equipment rentals. We expect that the gross margin from service and other revenues for 2017 will continue to be less than the historic margins due to this change. Beyond 2017, we expect that the service and other margins will increase as a result of certain initiatives we are undertaking as part of Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business.

For the six months ended June 30, 2017, total gross margin decreased 30 basis points as compared to the same period in 2016. Equipment rentals gross margin increased 20 basis points, primarily reflecting a 200 basis point increase in time utilization partially offset by a 1.2 percent rental rate decrease. The decreased rental rates reflected the impact of the NES acquisition and pressure from Canada and the impact of recent industry fleet expansion. For the six months ended June 30, 2017 and 2016, time utilization was 67.8 percent and 65.8 percent, respectively. The volume of OEC on rent increased 12.4 percent, including the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 6.5 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Gross margin from sales of new equipment decreased 420 basis points. Sales of new equipment increased 30.3 percent, primarily reflecting increased volume and increased sales of larger equipment, and some of the larger equipment sales were at lower margins. Gross margin from contractor supplies sales decreased 350 basis points, primarily due to higher than normal margins in 2016 and the impact of some large volume sales at lower margins. Gross margin from service and other revenues decreased 930 basis points. In 2017, as a result of our increased focus on the service line of business, we increased the allocation of labor to it. Such labor costs were formerly included in cost of equipment rentals. We expect that the gross margin from service and other revenues for 2017 will continue to be less than the historic margins due to this change. Beyond 2017, we expect that the service and other margins will increase as a result of certain initiatives we are undertaking as part of Project XL.
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Selling, general and administrative ("SG&A") expense	$218	$177	23.2%	$411	$354	16.1%
SG&A expense as a percentage of revenue	13.7%	12.5%	120 bps	13.9%	13.0%	90 bps
Merger related costs	14	—	—%	16	—	—%
Restructuring charge	19	2	850.0%	19	4	375.0%
Non-rental depreciation and amortization	64	64	—%	126	131	(3.8)%
Interest expense, net	113	132	(14.4)%	207	239	(13.4)%
Other income, net	(2)	(2)	—%	—	(2)	(100.0)%
Provision for income taxes	88	83	6.0%	140	138	1.4%
Effective tax rate	38.4%	38.2%	20 bps	35.9%	37.9%	(200) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The increase in SG&A expense as a percentage of revenue for the three months ended June 30, 2017 primarily reflects increased compensation costs, including stock compensation costs, largely due to the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, improved profitability, and increases in our stock price and in the volume of stock awards. The increase in SG&A expense as a percentage of revenue for the six months ended June 30, 2017 primarily reflects increased stock compensation costs largely due to increases in our stock price and in the volume of stock awards.
The merger related costs reflect transaction costs associated with the NES acquisition discussed in note 2 to our condensed consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. As discussed in note 2 to our condensed consolidated financial statements, NES had annual revenues of approximately $369.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 2 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business. For additional information, see note 4 to our condensed consolidated financial statements.
Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships and non-compete agreements.
Interest expense, net for the three and six months ended June 30, 2017 includes a loss of $12 associated with the redemption of $250 principal amount of our 7 5/8 percent Senior Notes, as discussed in note 8 to the condensed consolidated financial statements. Interest expense, net for the three and six months ended June 30, 2016 includes an aggregate loss of $26 associated with the redemptions of all of our 8 1/4 percent Senior Notes and $550 principal amount of our 7 3/8 percent Senior Notes, and an extension of our ABL facility. Excluding the impact of the debt redemption losses, interest expense, net for the three and six months ended June 30, 2017 decreased primarily due to a lower average cost of debt.

The differences between the 2017 and 2016 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily reflect the geographical mix of income between foreign and domestic operations and the impact of state and local taxes, and certain nondeductible charges. Additionally, the effective tax rate for the six months ended June 30, 2017 includes a tax reduction of $8 associated with excess tax benefits from share-based payment arrangements, as discussed in note 1 to our condensed consolidated financial statements.
Balance sheet. Rental equipment, net increased by $887, or 14.3 percent, from December 31, 2016 to June 30, 2017 primarily due to the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements. Accounts payable increased by $449, or 184.8 percent, from December 31, 2016 to June 30, 2017 primarily due to a seasonal increase in capital expenditures.
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
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a new $1 billion share repurchase program which commenced in November 2015. As of July 17, 2017, we have repurchased $627 of Holdings' common stock under the $1 billion share repurchase program. In October 2016, we paused repurchases under the program as we evaluated a number of potential acquisition opportunities. As discussed in note 2 to the condensed consolidated financial statements, in April 2017, we completed the acquisition of NES. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate NES and assess other potential uses of capital.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2017, we had cash and cash equivalents of $338. Cash equivalents at June 30, 2017 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2017:

ABL facility:
Borrowing capacity, net of letters of credit	$689
Outstanding debt, net of debt issuance costs	1,763
Interest rate at June 30, 2017	2.7%
Average month-end debt outstanding (1)	1,234
Weighted-average interest rate on average debt outstanding	2.5%
Maximum month-end debt outstanding (1)	1,771
Accounts receivable securitization facility:
Borrowing capacity	10
Outstanding debt, net of debt issuance costs	615
Interest rate at June 30, 2017	1.9%
Average month-end debt outstanding	557
Weighted-average interest rate on average debt outstanding	1.7%
Maximum month-end debt outstanding	616
_________________
(1)    The maximum month-end debt outstanding under the ABL facility exceeded the average month-end amount outstanding during the six months ended June 30, 2017 primarily due to the use of borrowings under the ABL facility to finance the redemption of $250 principal amount of our 7 5/8 percent Senior Notes discussed in note 8 to the condensed consolidated financial statements.
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

To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 17, 2017 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba3	Positive
Standard & Poor’s	BB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of June 30, 2017, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2017, we (i) generated cash from operating activities of $1.337 billion, (ii) generated cash from the sale of rental and non-rental equipment of $245 and (iii) received cash from debt proceeds, net of payments, of $400. We used cash during this period principally to (i) purchase rental and non-rental equipment of $968, (ii) purchase other companies for $965 and (iii) purchase shares of our common stock for $24. During the six months ended June 30, 2016, we (i) generated cash from operating activities of $1.300 billion excluding the excess tax benefits from share-base payment arrangements and (ii) generated cash from the sale of rental and non-rental equipment of $256. We used cash during this period principally to (i) purchase rental and non-rental equipment of $764, (ii) make debt payments, net of proceeds, of $356 and (iii) purchase shares of our common stock for $336.
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

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$1,337	$1,247
Purchases of rental equipment	(913)	(722)
Purchases of non-rental equipment	(55)	(42)
Proceeds from sales of rental equipment	239	249
Proceeds from sales of non-rental equipment	6	7
Excess tax benefits from share-based payment arrangements (1)	—	53
Free cash flow	$614	$792

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

Free cash flow for the six months ended June 30, 2017 was $614, a decrease of $178 as compared to $792 for the six months ended June 30, 2016. Free cash flow decreased primarily due to increased purchases of rental equipment.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of June 30, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total
Debt and capital leases (1)	$629	$27	$16	$5	$1,773	$5,804	$8,254
Interest due on debt (2)	191	377	376	376	349	1,028	2,697
Operating leases (1):
Real estate	55	99	79	59	41	51	384
Non-rental equipment	20	39	31	25	16	11	142
Service agreements (3)	8	12	3	—	—	—	23
Purchase obligations (4)	560	—	—	—	—	—	560
Total (5)	$1,463	$554	$505	$465	$2,179	$6,894	$12,060

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of June 30, 2017.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of June 30, 2017, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2017.

(5)	This information excludes $4 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.
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
Interest Rate Risk. As of June 30, 2017, we had an aggregate of $2.4 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of June 30, 2017 under the ABL facility and the accounts receivable securitization facility. As of June 30, 2017, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $15 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2017, we had an aggregate of $5.8 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2017 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2017 to April 30, 2017	3,644	(1)	$120.50	—	—
May 1, 2017 to May 31, 2017	1,578	(1)	$108.92	—	—
June 1, 2017 to June 30, 2017	561	(1)	$94.40	—	—
Total	5,783		$114.81	—	$372,997,032

(1)	Reflects shares withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On July 21, 2015, our Board authorized a $1 billion share repurchase program which commenced in November 2015. In October 2016, we paused repurchases under the program as we evaluated a number of potential acquisition opportunities. As discussed in note 2 to the condensed consolidated financial statements, in April 2017, we completed the acquisition of NES. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate NES and assess other potential uses of capital.

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
Fourth Restated Certificate of Incorporation of United Rentals, Inc., dated June 1, 2017 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 2, 2017)

3(b)
Amended and Restated By-laws of United Rentals, Inc., amended as of May 4, 2017 (incorporated by reference to Exhibit 3.4 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 4, 2017)

3(c)
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

10(a)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended June 30, 2017 filed on July 19, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	July 19, 2017	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 19, 2017	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer