Form 10-Q
period 2017-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2017-10-18
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of October 16, 2017, there were 84,574,589 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	6

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	6

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	8

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2017 (unaudited)	9

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	10

	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	53

Item 1A	Risk Factors	53

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6	Exhibits	54

	Signatures	56

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that companies that we have acquired or may acquire, in our specialty business or otherwise, including NES Rentals Holdings II, Inc. (“NES ”) and Neff Corporation ("Neff"), could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•
the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $8.4 billion at September 30, 2017) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$324	$312
Accounts receivable, net of allowance for doubtful accounts of $57 at September 30, 2017 and $54 at December 31, 2016	1,151	920
Inventory	82	68
Prepaid expenses and other assets	82	61
Total current assets	1,639	1,361
Rental equipment, net	7,391	6,189
Property and equipment, net	451	430
Goodwill	3,493	3,260
Other intangible assets, net	759	742
Other long-term assets	11	6
Total assets	$13,744	$11,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$694	$597
Accounts payable	612	243
Accrued expenses and other liabilities	467	344
Total current liabilities	1,773	1,184
Long-term debt	7,677	7,193
Deferred taxes	2,012	1,896
Other long-term liabilities	71	67
Total liabilities	11,533	10,340
Common stock—$0.01 par value, 500,000,000 shares authorized, 112,334,897 and 84,571,724 shares issued and outstanding, respectively, at September 30, 2017 and 111,985,215 and 84,222,042 shares issued and outstanding, respectively, at December 31, 2016	1	1
Additional paid-in capital	2,322	2,288
Retained earnings	2,108	1,654
Treasury stock at cost—27,763,173 shares at September 30, 2017 and December 31, 2016	(2,077)	(2,077)
Accumulated other comprehensive loss	(143)	(218)
Total stockholders’ equity	2,211	1,648
Total liabilities and stockholders’ equity	$13,744	$11,988
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Equipment rentals	$1,536	$1,322	$4,069	$3,643
Sales of rental equipment	139	112	378	361
Sales of new equipment	40	30	126	96
Contractor supplies sales	21	19	60	60
Service and other revenues	30	25	86	79
Total revenues	1,766	1,508	4,719	4,239
Cost of revenues:
Cost of equipment rentals, excluding depreciation	557	486	1,556	1,391
Depreciation of rental equipment	290	250	804	735
Cost of rental equipment sales	84	68	225	215
Cost of new equipment sales	34	25	108	79
Cost of contractor supplies sales	14	13	42	41
Cost of service and other revenues	14	10	42	32
Total cost of revenues	993	852	2,777	2,493
Gross profit	773	656	1,942	1,746
Selling, general and administrative expenses	237	179	648	533
Merger related costs	16	—	32	—
Restructuring charge	9	4	28	8
Non-rental depreciation and amortization	63	61	189	192
Operating income	448	412	1,045	1,013
Interest expense, net	131	110	338	349
Other income, net	(5)	(1)	(5)	(3)
Income before provision for income taxes	322	303	712	667
Provision for income taxes	123	116	263	254
Net income	$199	$187	$449	$413
Basic earnings per share	$2.36	$2.18	$5.31	$4.68
Diluted earnings per share	$2.33	$2.16	$5.26	$4.66
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$199	$187	$449	$413
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	41	(9)	75	51
Fixed price diesel swaps	1	—	—	3
Other comprehensive income (loss)	42	(9)	75	54
Comprehensive income (1)	$241	$178	$524	$467

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2017 or 2016. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during 2017 or 2016.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive (Loss) Income (2)
Balance at December 31, 2016	84	$1	$2,288	$1,654	28	$(2,077)	$(218)
Net income				449
Foreign currency translation adjustments							75
Cumulative effect of a change in accounting for share-based payments (note 1)				5
Stock compensation expense, net	1		64
Exercise of common stock options			1
Shares repurchased and retired			(26)
Other			(5)
Balance at September 30, 2017	85	$1	$2,322	$2,108	28	$(2,077)	$(143)

(1)Common stock outstanding decreased by approximately 8 million net shares during the year ended December 31, 2016.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$449	$413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	993	927
Amortization of deferred financing costs and original issue discounts	6	7
Gain on sales of rental equipment	(153)	(146)
Gain on sales of non-rental equipment	(4)	(3)
Stock compensation expense, net	64	33
Merger related costs	32	—
Restructuring charge	28	8
Loss on repurchase/redemption of debt securities and amendment of ABL facility	43	36
Excess tax benefits from share-based payment arrangements	—	(53)
Increase in deferred taxes	97	90
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(172)	7
Increase in inventory	(9)	(3)
(Increase) decrease in prepaid expenses and other assets	(1)	75
Increase in accounts payable	350	137
Increase in accrued expenses and other liabilities	43	102
Net cash provided by operating activities	1,766	1,630
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,485)	(1,145)
Purchases of non-rental equipment	(87)	(65)
Proceeds from sales of rental equipment	378	361
Proceeds from sales of non-rental equipment	10	12
Purchases of other companies, net of cash acquired	(1,063)	(28)
Purchases of investments	(5)	—
Net cash used in investing activities	(2,252)	(865)
Cash Flows From Financing Activities:
Proceeds from debt	8,702	5,812
Payments of debt	(8,156)	(6,021)
Proceeds from the exercise of common stock options	1	—
Common stock repurchased	(26)	(488)
Payments of financing costs	(44)	(12)
Excess tax benefits from share-based payment arrangements	—	53
Net cash provided by (used in) financing activities	477	(656)
Effect of foreign exchange rates	21	9
Net increase in cash and cash equivalents	12	118
Cash and cash equivalents at beginning of period	312	179
Cash and cash equivalents at end of period	$324	$297
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$114	$14
Cash paid for interest	305	294

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
As discussed below, most of our equipment rental revenues, which accounted for 86 percent of total revenues for the nine months ended September 30, 2017, will be accounted for under the current lease accounting standard ("Topic 840") until the adoption of Topic 842. While our review of the equipment rental revenue accounting under Topic 842 is ongoing, we have tentatively concluded that no significant changes are expected to the accounting for most of our equipment rental revenues upon adoption of Topic 842.
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
Upon adoption of Topic 606, we will recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840. As discussed above, we expect to adopt Topic 842, an update to Topic 840, when it becomes effective, on January 1, 2019. While our review of our revenue accounting is ongoing, we expect that most of our equipment rental revenues, which accounted for 86 percent of total revenues for the nine months ended September 30, 2017, will be accounted for under

Topic 840 until the adoption of Topic 842, and that our non-equipment rental revenues will be accounted for under Topic 606. While our review of our non-equipment rental revenue accounting is ongoing, we do not believe that Topic 606 will have a significant impact on our financial statements.
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
Clarifying the Definition of a Business. In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is intended to make determining when a set of assets and activities is a business more consistent and cost-efficient. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption is permitted for transactions that occurred before the issuance date or effective date of the guidance if the transactions were not reported in financial statements that have been issued or made available for issuance. We expect to adopt this guidance when effective. The impact of this guidance will depend on the nature of our activities after adoption, and fewer transactions may be treated as acquisitions (or disposals) of businesses after adoption.
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
This guidance requires prospective adoption and will be effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The majority of our modifications relate to the acceleration of vesting conditions and we would continue to be required to account for the effects of such modifications under the updated guidance. We expect to adopt this guidance when effective, and do not expect that this guidance will have a significant impact on our financial statements.
Derivatives and Hedging. In August 2017, the FASB issued guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance is additionally intended to simplify hedge accounting, and no longer requires separate measurement and reporting of hedge ineffectiveness. For cash flow and net investment hedges existing at the date of adoption, entities must apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing whether we will early adopt. Given our currently limited use of derivative instruments (see note 6 to our condensed consolidated financial statements), the guidance is not expected to have a significant impact on our financial statements.
Guidance Adopted in 2017
Improvements to Employee Share-Based Payment Accounting. In the first quarter of 2017, we adopted guidance that simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits from share-based payment arrangements on the statement of cash flows. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. In the nine months ended September 30, 2017, we recognized $8 of such excess tax benefits, and, pursuant to the adopted guidance, net income increased by $8, or $0.10 per diluted share, reflecting the tax reduction associated with the excess tax benefits. Prior periods have not been adjusted to reflect the new guidance related to the classification of the excess tax benefits, as we have elected to prospectively adopt such guidance. Accordingly, our statement of cash flows for the nine months ended September 30, 2016 reflects $53 of such excess tax benefits within net cash used in financing activities. All of the excess tax benefits for the nine months ended September 30, 2016 pertain to share based payments that vested prior to 2016, and, accordingly, would not have impacted net income under the new guidance.
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

2. Acquisitions
NES Acquisition
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
The aggregate consideration paid to holders of NES common stock and options was approximately $960. The acquisition and related fees and expenses were funded through available cash, drawings on our senior secured asset-based revolving credit facility (“ABL facility”) and new debt issuances. See note 8 to the condensed consolidated financial statements for additional detail on the debt issuances.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The opening balance sheet values assigned to these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$49
Inventory	4
Rental equipment	571
Property and equipment	48
Intangibles (2)	139
Other assets	7
Total identifiable assets acquired	818
Short-term debt and current maturities of long-term debt (3)	(3)
Current liabilities	(28)
Deferred taxes	(14)
Long-term debt (3)	(11)
Other long-term liabilities	(5)
Total liabilities assumed	(61)
Net identifiable assets acquired	757
Goodwill (4)	203
Net assets acquired	$960
(1) The fair value of accounts receivables acquired was $49, and the gross contractual amount was $53. We estimated that $4 would be uncollectible.
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
The three and nine months ended September 30, 2017 include NES acquisition-related costs of $1 and $17, respectively, which are included in “Merger related costs” in our condensed consolidated statements of income. The merger related costs are comprised of financial and legal advisory fees. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our condensed consolidated balance sheets. See note 8 to the condensed consolidated financial statements for additional detail on the debt issuances.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired NES locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of NES since the acquisition date. The impact of the NES acquisition on our equipment rentals revenue is primarily reflected in the increases in the volume of OEC on rent of 18.2 percent and 14.5 percent for the three and nine months ended September 30, 2017, respectively.
The pro forma information below gives effect to the NES acquisition as if it had been completed on January 1, 2016 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the assets and liabilities of NES at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The opening balance sheet values assigned to the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized in 2017. The table below presents unaudited pro forma consolidated income statement information as if NES had been included in our consolidated results for the entire periods reflected:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United Rentals historic revenues	$1,766	$1,508	$4,719	$4,239
NES historic revenues	—	95	81	266
Pro forma revenues	1,766	1,603	4,800	4,505
United Rentals historic pretax income	322	303	712	667
NES historic pretax income (loss)	—	6	(12)	11
Combined pretax income	322	309	700	678
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(9)	(9)	(28)
Impact of the fair value mark-up of acquired NES fleet on cost of rental equipment sales (2)	—	(1)	(1)	(1)
Gain on sale of equity interest (3)	—	—	—	(7)
Interest expense (4)	—	(9)	(9)	(28)
Elimination of historic NES interest (5)	—	9	12	28
Elimination of merger related costs (6)	1	—	17	—
Restructuring charges (7)	9	(9)	27	(27)
Pro forma pretax income	$332	$290	$737	$615
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
(6) Merger related costs comprised of financial and legal advisory fees associated with the NES acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The merger related costs reflected in our condensed consolidated statements of income also include costs associated with the acquisition of Neff Corporation (“Neff”) discussed below.
(7) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisition over a period of approximately one year following the acquisition date, which, for the pro forma presentation, was January 1, 2016. As such, the restructuring charges recognized in 2017 were moved to 2016. The restructuring charges reflected in our condensed consolidated statements of income also include non-NES restructuring charges, as discussed in note 4 to the condensed consolidated financial statements. We do not expect to recognize significant additional restructuring charges associated with the acquisition. The 2016 restructuring charges above reflect the total charges recorded as of September 30, 2017 recognized on a straight-line basis from the pro forma acquisition date through September 30, 2016.
Neff Acquisition
In August 2017, we entered into a definitive merger agreement with Neff, pursuant to which we agreed to acquire Neff in an all cash transaction. The merger closed on October 2, 2017. The aggregate consideration paid to complete the acquisition was approximately $1.3 billion. The merger and related fees and expenses were funded through available cash, drawings on current debt facilities and new debt issuances. See note 8 to the condensed consolidated financial statements for additional detail on the debt issuances. Neff was a provider of earthmoving, material handling, aerial and other equipment, and had 69 branches located in 14 states, with a concentration in southern geographies. Neff had approximately 1,100 employees and approximately $860 of rental assets at original equipment cost as of September 30, 2017. Neff had annual revenues of approximately $413.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2017
Equipment rentals	$1,237	$299	$1,536
Sales of rental equipment	130	9	139
Sales of new equipment	34	6	40
Contractor supplies sales	17	4	21
Service and other revenues	26	4	30
Total revenue	1,444	322	1,766
Depreciation and amortization expense	306	47	353
Equipment rentals gross profit	525	164	689
Three Months Ended September 30, 2016
Equipment rentals	$1,097	$225	$1,322
Sales of rental equipment	103	9	112
Sales of new equipment	27	3	30
Contractor supplies sales	16	3	19
Service and other revenues	23	2	25
Total revenue	1,266	242	1,508
Depreciation and amortization expense	266	45	311
Equipment rentals gross profit	469	117	586
Nine Months Ended September 30, 2017
Equipment rentals	$3,357	$712	$4,069
Sales of rental equipment	348	30	378
Sales of new equipment	112	14	126
Contractor supplies sales	49	11	60
Service and other revenues	76	10	86
Total revenue	3,942	777	4,719
Depreciation and amortization expense	855	138	993
Equipment rentals gross profit	1,350	359	1,709
Capital expenditures	1,404	168	1,572
Nine Months Ended September 30, 2016
Equipment rentals	$3,067	$576	$3,643
Sales of rental equipment	334	27	361
Sales of new equipment	84	12	96
Contractor supplies sales	49	11	60
Service and other revenues	71	8	79
Total revenue	3,605	634	4,239
Depreciation and amortization expense	791	136	927
Equipment rentals gross profit	1,243	274	1,517
Capital expenditures	1,086	124	1,210

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2017	December 31, 2016
Total reportable segment assets
General rentals	$12,118	$10,496
Trench, power and pump	1,626	1,492
Total assets	$13,744	$11,988

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total equipment rentals gross profit	$689	$586	$1,709	$1,517
Gross profit from other lines of business	84	70	233	229
Selling, general and administrative expenses	(237)	(179)	(648)	(533)
Merger related costs	(16)	—	(32)	—
Restructuring charge	(9)	(4)	(28)	(8)
Non-rental depreciation and amortization	(63)	(61)	(189)	(192)
Interest expense, net	(131)	(110)	(338)	(349)
Other income, net	5	1	5	3
Income before provision for income taxes	$322	$303	$712	$667
4. Restructuring Charges
Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed three restructuring programs and have incurred total restructuring charges of $262.
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
NES/Neff/Project XL Restructuring Program
In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 2 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business. Additionally, following the closing of the Neff acquisition that is discussed in note 2 to the condensed consolidated financial statements on October 2, 2017, the restructuring program will include actions that we expect to undertake associated with the Neff acquisition. We expect

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

to complete the restructuring program in the first half of 2018. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken.
The table below provides certain information concerning restructuring activity during the nine months ended September 30, 2017:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
	December 31, 2016			September 30, 2017
Closed Restructuring Programs
Branch closure charges	$16	$1	$(3)	$14
Severance and other	1	—	(1)	—
Total	$17	$1	$(4)	$14
NES/Neff/Project XL Restructuring Program
Branch closure charges	$—	$7	$(1)	$6
Severance and other	—	20	(16)	4
Total	$—	$27	$(17)	$10
Total
Branch closure charges	$16	$8	$(4)	$20
Severance and other	1	20	(17)	4
Total	$17	$28	$(21)	$24

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.

5. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2017:

	General rentals	Trench, power and pump	Total
Balance at January 1, 2017 (1)	$2,797	$463	$3,260
Goodwill related to acquisitions (2)	212	2	214
Foreign currency translation	14	5	19
Balance at September 30, 2017 (1)	3,023	470	3,493

_________________

(1)
The total carrying amount of goodwill for all periods in the table above is reflected net of $1.557 billion of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)	For additional detail on the April 2017 acquisition of NES, which accounted for most of the goodwill related to acquisitions, see note 2 to our condensed consolidated financial statements.
Other intangible assets were comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	27 months	$67	$60	$7
Customer relationships	9 years	$1,590	$838	$752

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

Our other intangibles assets, net at September 30, 2017 include the following assets associated with the acquisition of NES discussed in note 2 to our condensed consolidated financial statements. No residual value has been assigned to these assets which are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	September 30, 2017
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Customer relationships	10 years	$125
Amortization expense for other intangible assets was $41 and $42 for the three months ended September 30, 2017 and 2016, respectively, and $125 and $132 for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2017	$41
2018	150
2019	132
2020	114
2021	95
Thereafter	227
Total	$759

6. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the nine months ended September 30, 2017 and 2016, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At September 30, 2017, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the nine months ended September 30, 2017, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. There were no outstanding forward contracts to purchase Canadian dollars at September 30, 2017.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at September 30, 2017 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of September 30, 2017, we had outstanding fixed price swap contracts covering 2.7 million gallons of diesel which will be purchased throughout 2017 and 2018.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of September 30, 2017, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

occurred. During the three and nine months ended September 30, 2017, forward contracts were used to purchase $326 and $728 Canadian dollars, respectively, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and nine months ended September 30, 2017. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of September 30, 2017 and December 31, 2016, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 was as follows:

		Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(4)	(1)	$(6)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	8	(8)	(4)	4
		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(14)	(5)	$(17)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	15	(15)	(1)	1

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 1.7 million and 2.7 million gallons and of diesel covered by the fixed price swaps during the three months ended September 30, 2017 and 2016, respectively, and the use of 5.5 million and 7.7 million gallons and of diesel covered by the fixed price swaps during the nine months ended September 30, 2017

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

and 2016, respectively. These amounts are reflected, net of cash received from, or paid to, the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

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
Assets and Liabilities Measured at Fair Value
As of September 30, 2017 and December 31, 2016, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of September 30, 2017 and December 31, 2016, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 6 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of September 30, 2017, we have fixed price swap contracts that mature throughout 2017 and 2018 covering 2.7 million gallons of diesel which we will buy at the average contract price of $2.58 per gallon, while the average forward price for the hedged gallons was $2.78 per gallon as of September 30, 2017.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximated their book values as of September 30, 2017 and December 31, 2016. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2017 and December 31, 2016 have been calculated based upon available market information, and were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,228	$7,616	$5,506	$5,715

8. Debt

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	September 30, 2017	December 31, 2016
Accounts Receivable Securitization Facility expiring 2018 (1)	$666	$568
$3.0 billion ABL Facility expiring 2021 (2)	408	1,645
7 5/8 percent Senior Notes due 2022 (3)	223	469
6 1/8 percent Senior Notes due 2023 (4)	—	936
4 5/8 percent Senior Secured Notes due 2023	992	991
5 3/4 percent Senior Notes due 2024	840	839
5 1/2 percent Senior Notes due 2025	793	792
4 5/8 percent Senior Notes due 2025 (5)	739	—
5 7/8 percent Senior Notes due 2026 (6)	998	740
5 1/2 percent Senior Notes due 2027 (7)	990	739
4 7/8 percent Senior Notes due 2028 (8)	912	—
4 7/8 percent Senior Notes due 2028 (9)	741	—
Capital leases	69	71
Total debt (10)	8,371	7,790
Less short-term portion (11)	(694)	(597)
Total long-term debt	$7,677	$7,193
 ___________________

(1)
In August 2017, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. The size of the facility, which expires on August 28, 2018, was increased to $675. At September 30, 2017, $9 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 2.0 percent at September 30, 2017. During the nine months ended September 30, 2017, the monthly average amount outstanding under the accounts receivable securitization facility was $584, and the weighted-average interest rate thereon was 1.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the nine months ended September 30, 2017 was $667. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2017, there were $769 of receivables, net of applicable reserves and other deductions, in the collateral pool.

(2)
In September 2017, the size of the ABL facility was increased to $3.0 billion. At September 30, 2017, $2.5 billion was available under our ABL facility, net of $39 of letters of credit. The interest rate applicable to the ABL facility was 2.8 percent at September 30, 2017. During the nine months ended September 30, 2017, the monthly average amount outstanding under the ABL facility was $1.2 billion, and the weighted-average interest rate thereon was 2.6 percent. The maximum month-end amount outstanding under the ABL facility during the nine months ended September 30, 2017 was $1.8 billion. As discussed below, pending the payment of the purchase price for the Neff acquisition discussed in note 2 to the condensed consolidated financial statements, a portion of the net proceeds from debt issued in the third quarter of 2017 was used to reduce borrowings under the ABL facility. Upon the closing of the Neff acquisition on October 2, 2017, we used borrowings under the ABL facility to partially fund the Neff acquisition.

(3)
In June 2017, we redeemed $250 principal amount of our 7 5/8 percent Senior Notes. Upon redemption, we recognized a loss of $12 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes. In September 2017, we gave notice of our intention to redeem the remaining 7 5/8 percent Senior Notes in October 2017 using borrowings under the ABL facility.

(4)
In August 2017, we redeemed all of our 6 1/8 percent Senior Notes. Upon redemption, we recognized a loss of $31 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(5)
In September 2017, URNA issued $750 principal amount of 4 5/8 percent Senior Notes (the “4 5/8 percent Notes”) which are due October 15, 2025. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 4 5/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

URNA. The 4 5/8 percent Notes may be redeemed on or after October 15, 2020, at specified redemption prices that range from 102.313 percent in 2020, to 100 percent in 2022 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the 4 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the 4 5/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The net proceeds from the 4 5/8 percent Notes were primarily used to partially fund the Neff acquisition discussed in note 2 to the condensed consolidated financial statements. Pending the payment of the purchase price for the Neff acquisition, a portion of the net proceeds from the issuance was used to reduce borrowings under the ABL facility. The acquisition closed on October 2, 2017. Upon closing of the Neff acquisition, we used available cash and borrowings under the ABL facility to finance the Neff acquisition.

(6)
In February 2017, in connection with the NES acquisition discussed in note 2 to the condensed consolidated financial statements, URNA issued $250 principal amount of 5 7/8 percent Senior Notes (the "5 7/8 percent Notes") as an add-on to our existing 5 7/8 percent Notes. The net proceeds from the issuance were $258 (including the original issue premium and after deducting offering expenses). After the February 2017 issuance, the aggregate principal amount of outstanding 5 7/8 percent Notes was $1.0 billion. The newly issued notes have identical terms, and are fungible, with the 5 7/8 percent Notes outstanding at December 31, 2016. The carrying value of the 5 7/8 percent Notes includes the $11 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2026. The effective interest rate on the 5 7/8 percent Notes is 5.7 percent.

(7)
In February 2017, in connection with the NES acquisition discussed in note 2 to the condensed consolidated financial statements, URNA issued $250 principal amount of 5 1/2 percent Senior Notes due 2027 (the "2027 5 1/2 percent Senior Notes") as an add-on to our existing 2027 5 1/2 percent Senior Notes. The net proceeds from the issuance were $250 (including the original issue premium and after deducting offering expenses). After the February 2017 issuance, the aggregate principal amount of outstanding 2027 5 1/2 percent Senior Notes was $1.0 billion. The newly issued notes have identical terms, and are fungible, with the 2027 5 1/2 percent Senior Notes outstanding at December 31, 2016. The carrying value of the 2027 5 1/2 percent Senior Notes includes the $3 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2027. The effective interest rate on the 2027 5 1/2 percent Senior Notes is 5.5 percent.

(8)
In August 2017, URNA issued $925 principal amount of 4 7/8 percent Senior Notes (the “Initial 4 7/8 percent Notes”) which are due January 15, 2028. The net proceeds from the issuance were approximately $913 (after deducting offering expenses). The Initial 4 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The Initial 4 7/8 percent Notes may be redeemed on or after January 15, 2023, at specified redemption prices that range from 102.438 percent in 2023, to 100 percent in 2026 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the Initial 4 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the Initial 4 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding Initial 4 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any,

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

thereon. The net proceeds from the Initial 4 7/8 percent Notes were primarily used to fund the redemption of all of our 6 1/8 percent Senior Notes that is discussed above.

(9)
In September 2017, URNA issued $750 principal amount of 4 7/8 percent Senior Notes (the “Subsequent 4 7/8 percent Notes”) which are due January 15, 2028. The net proceeds from the issuance were approximately $743 (including the original issue premium and after deducting offering expenses). The Subsequent 4 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The Subsequent 4 7/8 percent Notes may be redeemed on or after January 15, 2023, at specified redemption prices that range from 102.438 percent in 2023, to 100 percent in 2026 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the Subsequent 4 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the Subsequent 4 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding Subsequent 4 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the Subsequent 4 7/8 percent Notes includes $2 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Subsequent 4 7/8 percent Notes is 4.84 percent. The net proceeds from the Subsequent 4 7/8 percent Notes were primarily used to partially fund the Neff acquisition discussed in note 2 to the condensed consolidated financial statements. Pending the payment of the purchase price for the Neff acquisition, a portion of the net proceeds from the issuance was used to reduce borrowings under the ABL facility. The acquisition closed on October 2, 2017. Upon closing of the Neff acquisition, we used available cash and borrowings under the ABL facility to finance the Neff acquisition.

(10)
As discussed above, we completed the Neff acquisition on October 2, 2017. The aggregate consideration paid to complete the acquisition was approximately $1.3 billion. Total debt as of September 30, 2017 reflects approximately $1.4 billion of debt issued in connection with the acquisition (this amount reflects $2.425 billion principal amount of debt issued in the third quarter of 2017, net of (i) cash paid to redeem $925 principal amount of 6 1/8 percent Senior Notes and (ii) fees and expenses associated with the issued debt), as discussed above. Upon closing, we paid the consideration due to holders of Neff common stock and options using available cash and drawings on the ABL facility. After payment of such consideration, total outstanding debt was approximately $9.7 billion.

(11)	As of September 30, 2017, our short-term debt primarily reflects $666 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of September 30, 2017, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income available to common stockholders	$199	$187	449	413
Denominator:
Denominator for basic earnings per share—weighted-average common shares	84,663	85,945	84,585	88,175
Effect of dilutive securities:
Employee stock options	398	278	401	281
Restricted stock units	531	222	488	168
Denominator for diluted earnings per share—adjusted weighted-average common shares	85,592	86,445	85,474	88,624
Basic earnings per share	$2.36	$2.18	$5.31	$4.68
Diluted earnings per share	$2.33	$2.16	$5.26	$4.66

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

11. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has certain outstanding indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met, designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants or, other than with respect to the guarantees of the 7 5/8 percent Senior Notes due 2022 and the 5 3/4 percent Senior Notes due 2024, the notes being rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of September 30, 2017, the amount available for distribution under the most restrictive of these covenants was $536. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of September 30, 2017, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $1.234 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$23	$—	$301	$—	$—	$324
Accounts receivable, net	—	39	—	123	989	—	1,151
Intercompany receivable (payable)	698	(481)	(204)	(129)	—	116	—
Inventory	—	74	—	8	—	—	82
Prepaid expenses and other assets	6	74	—	2	—	—	82
Total current assets	704	(271)	(204)	305	989	116	1,639
Rental equipment, net	—	6,819	—	572	—	—	7,391
Property and equipment, net	38	338	33	42	—	—	451
Investments in subsidiaries	1,488	1,206	1,074	—	—	(3,768)	—
Goodwill	—	3,226	—	267	—	—	3,493
Other intangible assets, net	—	709	—	50	—	—	759
Other long-term assets	4	7	—	—	—	—	11
Total assets	$2,234	$12,034	$903	$1,236	$989	$(3,652)	$13,744
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$25	$—	$2	$666	$—	$694
Accounts payable	—	564	—	48	—	—	612
Accrued expenses and other liabilities	—	415	17	34	1	—	467
Total current liabilities	1	1,004	17	84	667	—	1,773
Long-term debt	1	7,555	118	3	—	—	7,677
Deferred taxes	21	1,916	—	75	—	—	2,012
Other long-term liabilities	—	71	—	—	—	—	71
Total liabilities	23	10,546	135	162	667	—	11,533
Total stockholders’ equity (deficit)	2,211	1,488	768	1,074	322	(3,652)	2,211
Total liabilities and stockholders’ equity (deficit)	$2,234	$12,034	$903	$1,236	$989	$(3,652)	$13,744

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,407	$—	$129	$—	$—	$1,536
Sales of rental equipment	—	118	—	21	—	—	139
Sales of new equipment	—	36	—	4	—	—	40
Contractor supplies sales	—	18	—	3	—	—	21
Service and other revenues	—	27	—	3	—	—	30
Total revenues	—	1,606	—	160	—	—	1,766
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	502	—	55	—	—	557
Depreciation of rental equipment	—	266	—	24	—	—	290
Cost of rental equipment sales	—	73	—	11	—	—	84
Cost of new equipment sales	—	31	—	3	—	—	34
Cost of contractor supplies sales	—	12	—	2	—	—	14
Cost of service and other revenues	—	12	—	2	—	—	14
Total cost of revenues	—	896	—	97	—	—	993
Gross profit	—	710	—	63	—	—	773
Selling, general and administrative expenses	42	167	—	19	9	—	237
Merger related costs	—	16	—	—	—	—	16
Restructuring charge	—	8	—	1	—	—	9
Non-rental depreciation and amortization	3	54	—	6	—	—	63
Operating (loss) income	(45)	465	—	37	(9)	—	448
Interest (income) expense, net	(5)	133	1	1	3	(2)	131
Other (income) expense, net	(144)	154	—	10	(25)	—	(5)
Income (loss) before provision for income taxes	104	178	(1)	26	13	2	322
Provision for income taxes	39	73	—	7	4	—	123
Income (loss) before equity in net earnings (loss) of subsidiaries	65	105	(1)	19	9	2	199
Equity in net earnings (loss) of subsidiaries	134	29	19	—	—	(182)	—
Net income (loss)	199	134	18	19	9	(180)	199
Other comprehensive income (loss)	42	42	41	33	—	(116)	42
Comprehensive income (loss)	$241	$176	$59	$52	$9	$(296)	$241

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$3,739	$—	$330	$—	$—	$4,069
Sales of rental equipment	—	334	—	44	—	—	378
Sales of new equipment	—	113	—	13	—	—	126
Contractor supplies sales	—	53	—	7	—	—	60
Service and other revenues	—	75	—	11	—	—	86
Total revenues	—	4,314	—	405	—	—	4,719
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,397	—	159	—	—	1,556
Depreciation of rental equipment	—	738	—	66	—	—	804
Cost of rental equipment sales	—	202	—	23	—	—	225
Cost of new equipment sales	—	97	—	11	—	—	108
Cost of contractor supplies sales	—	37	—	5	—	—	42
Cost of service and other revenues	—	37	—	5	—	—	42
Total cost of revenues	—	2,508	—	269	—	—	2,777
Gross profit	—	1,806	—	136	—	—	1,942
Selling, general and administrative expenses	84	483	—	57	24	—	648
Merger related costs	—	32	—	—	—	—	32
Restructuring charge	—	27	—	1	—	—	28
Non-rental depreciation and amortization	11	162	—	16	—	—	189
Operating (loss) income	(95)	1,102	—	62	(24)	—	1,045
Interest (income) expense, net	(10)	341	2	1	8	(4)	338
Other (income) expense, net	(387)	419	—	33	(70)	—	(5)
Income (loss) before provision for income taxes	302	342	(2)	28	38	4	712
Provision for income taxes	102	140	—	7	14	—	263
Income (loss) before equity in net earnings (loss) of subsidiaries	200	202	(2)	21	24	4	449
Equity in net earnings (loss) of subsidiaries	249	47	21	—	—	(317)	—
Net income (loss)	449	249	19	21	24	(313)	449
Other comprehensive income (loss)	75	75	75	61	—	(211)	75
Comprehensive income (loss)	$524	$324	$94	$82	$24	$(524)	$524

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$15	$1,849	$(2)	$83	$(179)	$—	$1,766
Net cash used in investing activities	(15)	(2,145)	—	(92)	—	—	(2,252)
Net cash provided by (used in) financing activities	—	298	2	(2)	179	—	477
Effect of foreign exchange rates	—	—	—	21	—	—	21
Net increase in cash and cash equivalents	—	2	—	10	—	—	12
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$23	$—	$301	$—	$—	$324
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2016

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$4	$1,513	$(2)	$108	$7	$—	$1,630
Net cash (used in) provided by investing activities	(4)	(862)	—	1	—	—	(865)
Net cash (used in) provided by financing activities	—	(649)	2	(2)	(7)	—	(656)
Effect of foreign exchange rates	—	—	—	9	—	—	9
Net increase in cash and cash equivalents	—	2	—	116	—	—	118
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$20	$—	$277	$—	$—	$297

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 950 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $10.8 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2017.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2017, we have continued our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We believe that the expansion of our trench, power and pump business, as well as our tools offering, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES and Neff. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

For the nine months ended September 30, 2017, equipment rental revenue increased 11.7 percent as compared to the same period in 2016, primarily reflecting a 14.5 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, partially offset by a 0.7 percent rental rate decrease. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. The decreased rental rates reflected the impact of the NES acquisition, pressure from Canada and the impact of industry fleet expansion. On a pro forma basis including NES' standalone, pre-acquisition results, equipment rental revenue increased 6.5 percent year-over-year, primarily reflecting a 6.9 percent increase in the volume of OEC on rent partially offset by a 0.2 percent rental rate decrease. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. In particular, we saw improvement in our trench, power and pump segment. The volume of OEC on rent increased 30.6 percent in our trench, power and pump segment, primarily due to continued strength in our Trench Safety and Power and HVAC regions, and improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers.
Financial Overview
Since January 1, 2016, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Redeemed all of our 8 1/4 percent Senior Notes, 7 3/8 percent Senior Notes and 6 1/8 percent Senior Notes;

•	Redeemed $1.1 billion principal amount of our 7 5/8 percent Senior Notes due 2022 (we expect to redeem the remaining $225 principal amount in the fourth quarter of 2017);

•	Issued $750 principal amount of 4 5/8 percent Senior Notes due 2025;

•	Issued $1.0 billion principal amount of 5 7/8 percent Senior Notes due 2026;

•	Issued $1.0 billion principal amount of 5 1/2 percent Senior Notes due 2027;

•
Issued $1.675 billion principal amount of 4 7/8 percent Senior Notes due 2028, comprised of separate issuances of $925 in August 2017 and $750 in September 2017, as discussed in note 8 to the condensed consolidated financial statements;

•	Amended and extended our ABL facility, including an increase in the facility size to $3.0 billion; and

•	Amended and extended our accounts receivable securitization facility, including an increase in the facility size to $675.
As of September 30, 2017, we had available liquidity of $2.88 billion, including cash and cash equivalents of $324. As discussed in note 8 to the condensed consolidated financial statements, we used available cash and drawings on the ABL facility to finance the Neff acquisition upon its closing on October 2, 2017.
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$199	$187	$449	$413
Diluted earnings per share	$2.33	$2.16	$5.26	$4.66

Net income and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entity.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Tax rate applied to items below	38.5%		38.6%		38.5%		38.4%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(10)	$(0.12)	$—	$—	$(20)	$(0.23)	$—	$—
Merger related intangible asset amortization (2)	(24)	(0.27)	(24)	(0.28)	(72)	(0.83)	(75)	(0.85)
Impact on depreciation related to acquired RSC and NES fleet and property and equipment (3)	(6)	(0.07)	—	—	(4)	(0.05)	—	—
Impact of the fair value mark-up of acquired RSC and NES fleet (4)	(15)	(0.17)	(5)	(0.05)	(31)	(0.36)	(16)	(0.18)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	—	—	—	—	1	0.01
Restructuring charge (6)	(6)	(0.07)	(2)	(0.02)	(18)	(0.21)	(5)	(0.05)
Asset impairment charge (7)	—	—	—	—	—	—	(2)	(0.02)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(18)	(0.22)	(6)	(0.07)	(26)	(0.31)	(22)	(0.25)

(1)
This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 2 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$199	$187	$449	$413
Provision for income taxes	123	116	263	254
Interest expense, net	131	110	338	349
Depreciation of rental equipment	290	250	804	735
Non-rental depreciation and amortization	63	61	189	192
EBITDA	$806	$724	$2,043	$1,943
Merger related costs (1)	16	—	32	—
Restructuring charge (2)	9	4	28	8
Stock compensation expense, net (3)	24	11	64	33
Impact of the fair value mark-up of acquired RSC and NES fleet (4)	24	8	50	26
Adjusted EBITDA	$879	$747	$2,217	$2,010

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$1,766	$1,630
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(6)	(7)
Gain on sales of rental equipment	153	146
Gain on sales of non-rental equipment	4	3
Merger related costs (1)	(32)	—
Restructuring charge (2)	(28)	(8)
Stock compensation expense, net (3)	(64)	(33)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(43)	(36)
Excess tax benefits from share-based payment arrangements	—	53
Changes in assets and liabilities	(126)	(113)
Cash paid for interest	305	294
Cash paid for income taxes, net	114	14
EBITDA	$2,043	$1,943
Add back:
Merger related costs (1)	32	—
Restructuring charge (2)	28	8
Stock compensation expense, net (3)	64	33
Impact of the fair value mark-up of acquired RSC and NES fleet (4)	50	26
Adjusted EBITDA	$2,217	$2,010

 ___________________

(1)
This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 2 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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
For the three months ended September 30, 2017, EBITDA increased $82, or 11.3 percent, and adjusted EBITDA increased $132, or 17.7 percent. For the three months ended September 30, 2017, EBITDA margin decreased 240 basis points to 45.6 percent, and adjusted EBITDA margin increased 30 basis points to 49.8 percent. The decrease in the EBITDA margin primarily reflects i) increased selling, general and administrative ("SG&A") compensation costs, including stock compensation costs, largely due to the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards, and ii) increased merger related costs primarily associated with the Neff acquisition discussed in note 2 to the condensed consolidated financial statements. The increase in the adjusted EBITDA margin primarily reflects i) increased margins, excluding depreciation, from equipment rentals and ii) increased margins, excluding the impact of the fair value mark-up of acquired RSC and NES fleet, from sales of rental equipment, partially offset by iii) increased SG&A compensation costs largely due to the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, increased revenue and improved profitability.
For the nine months ended September 30, 2017, EBITDA increased $100, or 5.1 percent, and adjusted EBITDA increased $207, or 10.3 percent. For the nine months ended September 30, 2017, EBITDA margin decreased 250 basis points to 43.3 percent, and adjusted EBITDA margin decreased 40 basis points to 47.0 percent. The decrease in the EBITDA margin primarily reflects i) increased selling, general and administrative ("SG&A") compensation costs, including stock compensation costs, largely due to the impact of the NES acquisition, increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards, and ii) increased merger related costs and restructuring charges associated with the NES and Neff acquisitions. The decrease in the adjusted EBITDA margin primarily reflects increased SG&A compensation costs largely due to the impact of the NES acquisition, increased revenue and improved profitability.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our ten geographic regions—Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended September 30, 2017, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated.

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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2017
Equipment rentals	$1,237	$299	$1,536
Sales of rental equipment	130	9	139
Sales of new equipment	34	6	40
Contractor supplies sales	17	4	21
Service and other revenues	26	4	30
Total revenue	$1,444	$322	$1,766
Three Months Ended September 30, 2016
Equipment rentals	$1,097	$225	$1,322
Sales of rental equipment	103	9	112
Sales of new equipment	27	3	30
Contractor supplies sales	16	3	19
Service and other revenues	23	2	25
Total revenue	$1,266	$242	$1,508
Nine Months Ended September 30, 2017
Equipment rentals	$3,357	$712	$4,069
Sales of rental equipment	348	30	378
Sales of new equipment	112	14	126
Contractor supplies sales	49	11	60
Service and other revenues	76	10	86
Total revenue	$3,942	$777	$4,719
Nine Months Ended September 30, 2016
Equipment rentals	$3,067	$576	$3,643
Sales of rental equipment	334	27	361
Sales of new equipment	84	12	96
Contractor supplies sales	49	11	60
Service and other revenues	71	8	79
Total revenue	$3,605	$634	$4,239

Equipment rentals. For the three months ended September 30, 2017, equipment rentals of $1.536 billion increased $214, or 16.2 percent, as compared to the same period in 2016, primarily reflecting increases of 18.2 percent in the volume of OEC on rent, which includes the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, and 0.1 percent in rental rates. On a pro forma basis including NES' standalone, pre-acquisition results, equipment rental revenue increased 8.9 percent year-over-year, primarily reflecting increases of 7.6 percent in the volume of OEC and 0.9 percent in rental rates. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Equipment rentals represented 87 percent of total revenues for the three months ended September 30, 2017.

For the nine months ended September 30, 2017, equipment rentals of $4.069 billion increased $426, or 11.7 percent, as compared to the same period in 2016, primarily reflecting a 14.5 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition, partially offset by a 0.7 percent rental rate decrease. The decreased rental rates reflected the impact of the NES acquisition, pressure from Canada and the impact of industry fleet expansion. On a pro forma basis including NES' standalone, pre-acquisition results, equipment rental revenue increased 6.5 percent year-over-year, primarily reflecting a 6.9 percent increase in the volume of OEC on rent partially offset by a 0.2 percent rental rate decrease. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2017.

For the three months ended September 30, 2017, general rentals equipment rentals increased $140, or 12.8 percent, as compared to the same period in 2016, primarily reflecting a 16.5 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 5.5 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. For the three months ended September 30, 2017, equipment rentals represented 86 percent of total revenues for the general rentals segment.

For the nine months ended September 30, 2017, general rentals equipment rentals increased $290, or 9.5 percent, as compared to the same period in 2016, primarily reflecting a 13.3 percent increase in the volume of OEC on rent, which includes the impact of the NES acquisition, partially offset by decreased rental rates. The decreased rental rates reflected the impact of the NES acquisition, pressure from Canada and the impact of industry fleet expansion. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 5.4 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. For the nine months ended September 30, 2017, equipment rentals represented 85 percent of total revenues for the general rentals segment.

For the three months ended September 30, 2017, trench, power and pump equipment rentals increased $74, or 32.9 percent, as compared to the same period in 2016, primarily reflecting a 38.6 percent increase in the volume of OEC on rent. Trench, power and pump average OEC for the three months ended September 30, 2017 increased 16.9 percent as compared to the same period in 2016. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. For the three months ended September 30, 2017, equipment rentals represented 93 percent of total revenues for the trench, power and pump segment.

For the nine months ended September 30, 2017, trench, power and pump equipment rentals increased $136, or 23.6 percent, as compared to the same period in 2016, primarily reflecting a 30.6 percent increase in the volume of OEC on rent. Trench, power and pump average OEC for the nine months ended September 30, 2017 increased 10.4 percent as compared to the same period in 2016. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. For the nine months ended September 30, 2017, equipment rentals represented 92 percent of total revenues for the trench, power and pump segment.
Sales of rental equipment. For the nine months ended September 30, 2017, sales of rental equipment represented approximately 8 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended September 30, 2017, sales of rental equipment increased 24.1 percent from the same period in 2016, primarily reflecting increased volume. For the nine months ended September 30, 2017, sales of rental equipment did not change significantly from the same period in 2016.
Sales of new equipment. For the nine months ended September 30, 2017, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2017, sales of new equipment increased 33.3 percent and 31.3 percent, respectively, from the same periods in 2016, primarily reflecting increased volume and increased sales of larger equipment.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2017, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and nine months ended September 30, 2017 did not change significantly from the same periods in 2016.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2017, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended September 30, 2017, service and other revenues increased 20.0 percent from the same period in 2016 primarily reflecting the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements and an increased emphasis on this line of business. For the nine months ended September 30, 2017, service and other revenues did not change significantly from the same period in 2016.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended September 30, 2017
Equipment Rentals Gross Profit	$525	$164	$689
Equipment Rentals Gross Margin	42.4%	54.8%	44.9%
Three Months Ended September 30, 2016
Equipment Rentals Gross Profit	$469	$117	$586
Equipment Rentals Gross Margin	42.8%	52.0%	44.3%
Nine Months Ended September 30, 2017
Equipment Rentals Gross Profit	$1,350	$359	$1,709
Equipment Rentals Gross Margin	40.2%	50.4%	42.0%
Nine Months Ended September 30, 2016
Equipment Rentals Gross Profit	$1,243	$274	$1,517
Equipment Rentals Gross Margin	40.5%	47.6%	41.6%

General rentals. For the three months ended September 30, 2017, equipment rentals gross profit increased by $56 and equipment rentals gross margin decreased by 40 basis points from 2016. The gross margin decrease primarily reflects increased benefits costs, including increased bonus costs associated with improved profitability, and increased depreciation costs, partially offset by a 70 basis point increase in time utilization and decreases in certain costs, including fuel and delivery, as a percentage of equipment rentals revenue. The volume of OEC on rent increased 16.5 percent, including the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 5.5 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. For the three months ended September 30, 2017 and 2016, time utilization was 72.2 percent and 71.5 percent, respectively.

For the nine months ended September 30, 2017, equipment rentals gross profit increased by $107 and equipment rentals gross margin decreased by 30 basis points from 2016. The gross margin decrease primarily reflects decreased rental rates and increased delivery costs partially offset by a 130 basis point increase in time utilization. The decreased rental rates reflected the impact of the NES acquisition, pressure from Canada and the impact of industry fleet expansion. The volume of OEC on rent increased 13.3 percent, including the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 5.4 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. While the volume of OEC on rent increased 13.3 percent and equipment rentals increased 9.5 percent, delivery costs increased 18.3 percent due primarily to the increased volume of OEC on rent and increased transfers of equipment among locations in response to, and in anticipation of, customer demand. For the nine months ended September 30, 2017 and 2016, time utilization was 70.1 percent and 68.8 percent, respectively.
Trench, power and pump. For the three months ended September 30, 2017, equipment rentals gross profit increased by $47 and equipment rentals gross margin increased by 280 basis points from 2016. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 32.9 percent, average OEC increased 16.9 percent and the volume of OEC on rent increased 38.6 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. The increase in equipment rentals gross margin reflected decreased compensation, depreciation and property costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 32.9 percent, compensation costs increased 18.5 percent due primarily to increased headcount associated with higher rental volume, depreciation of rental equipment increased 13.3 percent and property costs were flat. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
For the nine months ended September 30, 2017, equipment rentals gross profit increased by $85 and equipment rentals gross margin increased by 280 basis points from 2016. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 23.6 percent, average OEC increased 10.4 percent and the volume of OEC on rent increased 30.6 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. The increase in equipment rentals gross margin reflected decreased compensation, depreciation and property costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 23.6 percent, compensation costs increased 13.1 percent due primarily to increased headcount associated with higher rental volume, depreciation of rental equipment increased 9.1 percent and property costs increased 1.0 percent. Capitalizing on the demand for the higher margin equipment rented by our trench, power and pump segment has been a key component of our strategy in recent years.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Total gross margin	43.8%	43.5%	30 bps	41.2%	41.2%	—
Equipment rentals	44.9%	44.3%	60 bps	42.0%	41.6%	40 bps
Sales of rental equipment	39.6%	39.3%	30 bps	40.5%	40.4%	10 bps
Sales of new equipment	15.0%	16.7%	(170) bps	14.3%	17.7%	(340) bps
Contractor supplies sales	33.3%	31.6%	170 bps	30.0%	31.7%	(170) bps
Service and other revenues	53.3%	60.0%	(670) bps	51.2%	59.5%	(830) bps

For the three months ended September 30, 2017, total gross margin increased 30 basis points as compared to the same period in 2016. Equipment rentals gross margin increased 60 basis points, primarily reflecting a 160 basis point increase in time utilization and a 0.1 percent rental rate increase, partially offset by increased compensation costs. For the three months ended September 30, 2017 and 2016, time utilization was 71.9 percent and 70.3 percent, respectively. Time utilization for the three months ended September 30, 2017 was a third quarter record. The volume of OEC on rent increased 18.2 percent, including the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 7.6 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. As compared to the equipment rentals revenue increase of 16.2 percent, compensation costs increased 19.1 percent due in part to increased bonuses associated with improved operating results. Gross margin from sales of new equipment decreased 170 basis points. Sales of new equipment increased 33.3 percent, primarily reflecting increased volume and increased sales of larger equipment, some of which were at lower margins. Gross margin from service and other revenues decreased 670 basis points. In 2017, as a result of our increased focus on the service line of business, we increased the allocation of labor to it. Such labor costs were formerly included in cost of equipment rentals.

For the nine months ended September 30, 2017, total gross margin was flat with the same period in 2016. Equipment rentals gross margin increased 40 basis points, primarily reflecting a 190 basis point increase in time utilization partially offset by a 0.7 percent rental rate decrease. The decreased rental rates reflected the impact of the NES acquisition, pressure from Canada and the impact of industry fleet expansion. For the nine months ended September 30, 2017 and 2016, time utilization was 69.3 percent and 67.4 percent, respectively. The volume of OEC on rent increased 14.5 percent, including the impact of the NES acquisition. On a pro forma basis including NES' standalone, pre-acquisition results, the volume of OEC on rent increased 6.9 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Gross margin from sales of new equipment decreased 340 basis points. Sales of new equipment increased 31.3 percent, primarily reflecting increased volume and increased sales of larger equipment, some of which were at lower margins. Gross margin from contractor supplies sales decreased 170 basis points, primarily due to the impact of some large volume sales at lower margins. Gross margin from service and other revenues decreased 830 basis points. In 2017, as a result of our increased focus on the service line of business, we increased the allocation of labor to it. Such labor costs were formerly included in cost of equipment rentals.
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Selling, general and administrative ("SG&A") expense	$237	$179	32.4%	$648	$533	21.6%
SG&A expense as a percentage of revenue	13.4%	11.9%	150 bps	13.7%	12.6%	110 bps
Merger related costs	16	—	—%	32	—	—%
Restructuring charge	9	4	125.0%	28	8	250.0%
Non-rental depreciation and amortization	63	61	3.3%	189	192	(1.6)%
Interest expense, net	131	110	19.1%	338	349	(3.2)%
Other income, net	(5)	(1)	400.0%	(5)	(3)	66.7%
Provision for income taxes	123	116	6.0%	263	254	3.5%
Effective tax rate	38.2%	38.3%	(10) bps	36.9%	38.1%	(120) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The increases in SG&A expense as a percentage of revenue for the three and nine months ended September 30, 2017 primarily reflect increased compensation costs, including stock compensation costs, largely due to the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements, improved profitability, and increases in our stock price and in the volume of stock awards.
The merger related costs reflect transaction costs associated with the NES and Neff acquisitions discussed in note 2 to our condensed consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. As discussed in note 2 to our condensed consolidated financial statements, NES had annual revenues of approximately $369 and Neff had annual revenues of approximately $413.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 2 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business. Additionally, following the closing of the Neff acquisition that is discussed in note 2 to the condensed consolidated financial statements on October 2, 2017, the restructuring program will include actions that we expect to undertake associated with the Neff acquisition. For additional information, see note 4 to our condensed consolidated financial statements.
Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships and non-compete agreements.
Interest expense, net for the three and nine months ended September 30, 2017 includes losses of $31 and $43, respectively, associated with the redemptions of $250 principal amount of our 7 5/8 percent Senior Notes and all of our 6 1/8 percent Senior Notes, as discussed in note 8 to the condensed consolidated financial statements. Interest expense, net for the three and nine months ended September 30, 2016 includes aggregate losses of $10 and $36, respectively, associated with the redemptions of all of our 8 1/4 percent Senior Notes and 7 3/8 percent Senior Notes, and an amendment to our ABL facility. Excluding the impact of the debt redemption losses, interest expense, net for the three months ended September 30, 2017 was flat due to increased average debt offset by a lower average cost of debt. Excluding the impact of the debt redemption losses, interest expense, net for the nine months ended September 30, 2017 decreased primarily due to a lower average cost of debt.
The differences between the 2017 and 2016 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily reflect the geographical mix of income between foreign and domestic operations and the impact of state and local taxes, and certain nondeductible charges. Additionally, the effective tax rate for the nine months ended September 30, 2017 includes a tax reduction of $8 associated with excess tax benefits from share-based payment arrangements, as discussed in note 1 to our condensed consolidated financial statements.

Balance sheet. Accounts receivable, net increased by $231, or 25.1 percent, from December 31, 2016 to September 30, 2017 primarily due to increased revenue, which included the impact of the NES acquisition discussed in note 2 to the condensed consolidated financial statements. Rental equipment, net increased by $1.202 billion, or 19.4 percent, from December 31, 2016 to September 30, 2017 primarily due to the impact of the NES acquisition and increased capital expenditures in response to a strong operating environment. Accounts payable increased by $369, or 151.9 percent, from December 31, 2016 to September 30, 2017 primarily due to increased capital expenditures due to seasonality and a strong operating environment. Accrued expenses and other liabilities increased by $123, or 35.8 percent, from December 31, 2016 to September 30, 2017 primarily due to (i) increased incentive compensation accruals associated with improved profitability and (ii) accrued income taxes.
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
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a $1 billion share repurchase program which commenced in November 2015. As of October 16, 2017, we have repurchased $627 of Holdings' common stock under the $1 billion share repurchase program. In October 2016, we paused repurchases under the program as we evaluated potential acquisition opportunities. As discussed in note 2 to the condensed consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017. In October 2017, our Board authorized the resumption of the $1 billion share repurchase program, and we intend to complete the program in 2018.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2017, we had cash and cash equivalents of $324. Cash equivalents at September 30, 2017 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2017:

ABL facility:
Borrowing capacity, net of letters of credit	$2,545
Outstanding debt, net of debt issuance costs (1)	408
Interest rate at September 30, 2017	2.8%
Average month-end debt outstanding (1)	1,243
Weighted-average interest rate on average debt outstanding	2.6%
Maximum month-end debt outstanding (1)	1,802
Accounts receivable securitization facility:
Borrowing capacity	9
Outstanding debt, net of debt issuance costs	666
Interest rate at September 30, 2017	2.0%
Average month-end debt outstanding	584
Weighted-average interest rate on average debt outstanding	1.8%
Maximum month-end debt outstanding	667
_________________
(1)    The average and maximum month-end debt outstanding under the ABL facility exceeded the amount outstanding as of September 30, 2017 primarily due to the pay down of borrowings under the ABL facility using the net proceeds from debt issued in the third quarter of 2017. Following the closing of the Neff acquisition on October 2, 2017, we used borrowings under the ABL facility to partially fund the Neff acquisition. For additional detail, see note 8 to the condensed consolidated financial statements.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 16, 2017 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB-	Positive
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2017, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2017, we (i) generated cash from operating activities of $1.766 billion, (ii) generated cash from the sale of rental and non-rental equipment of $388 and (iii) received cash from debt proceeds, net of payments, of $546. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.572 billion, (ii) purchase other companies for $1.063 billion, (iii) purchase shares of our common stock for $26 and (iv) pay financing costs of $44. During the nine months ended September 30, 2016, we (i) generated cash from operating activities of $1.630 billion and (ii) generated cash from the sale of rental and non-rental equipment of $373. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.210 billion, (ii) make debt payments, net of proceeds, of $209 and (iii) purchase shares of our common stock for $488.
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

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$1,766	$1,630
Purchases of rental equipment	(1,485)	(1,145)
Purchases of non-rental equipment	(87)	(65)
Proceeds from sales of rental equipment	378	361
Proceeds from sales of non-rental equipment	10	12
Excess tax benefits from share-based payment arrangements (1)	—	53
Free cash flow	$582	$846

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

Free cash flow for the nine months ended September 30, 2017 was $582, a decrease of $264 as compared to $846 for the nine months ended September 30, 2016. Free cash flow decreased primarily due to increased purchases of rental equipment partially offset by increased cash provided by operating activities.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of September 30, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total
Debt and capital leases (1)	$7	$698	$18	$5	$644	$7,080	$8,452
Interest due on debt (2)	101	398	388	388	378	1,566	3,219
Operating leases (1):
Real estate	27	101	82	63	46	55	374
Non-rental equipment	11	41	34	28	18	11	143
Service agreements (3)	4	13	3	1	—	—	21
Purchase obligations (4)	301	20	—	—	—	—	321
Total (5)	$451	$1,271	$525	$485	$1,086	$8,712	$12,530

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. We have given notice of our intention to redeem the remaining $225 principal amount of our 7 5/8 percent Senior Notes in October 2017 using borrowings available under our ABL facility. The 7 5/8 percent Senior Notes are reflected in the table above using the 2021 maturity date of the ABL facility.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of September 30, 2017. As discussed above, in October 2017, we expect to redeem the remaining $225 principal amount of our 7 5/8 percent Senior Notes using borrowings available under our ABL facility. Interest on the 7 5/8 percent Senior Notes is reflected in the table above using the interest rate on the ABL facility and the 2021 maturity date of the ABL facility.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of September 30, 2017, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2017 and 2018.

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
Interest Rate Risk. As of September 30, 2017, we had an aggregate of $1.1 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of September 30, 2017 under the ABL facility and the accounts receivable securitization facility. As of September 30, 2017, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $7 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2017, we had an aggregate of $7.3 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2017 would increase the fair value of our fixed rate indebtedness by approximately seven percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2017 to July 31, 2017	619	(1)	$91.80	—	—
August 1, 2017 to August 31, 2017	17,452	(1)	$116.54	—	—
September 1, 2017 to September 30, 2017	923	(1)	$73.09	—	—
Total	18,994		$113.62	—	$372,997,032

(1)	Reflects shares withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On July 21, 2015, our Board authorized a $1 billion share repurchase program which commenced in November 2015. In October 2016, we paused repurchases under the program as we evaluated potential acquisition opportunities. As discussed in note 2 to the condensed consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017. In October 2017, our Board authorized the resumption of the share repurchase program, and we intend to complete the program in 2018.

Item 6.	Exhibits

2(a)
Agreement and Plan of Merger, dated as of August 16, 2017, by and among United Rentals (North America), Inc., UR Merger Sub III Corporation and Neff Corporation (incorporated herein by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on August 17, 2017)

3(a)
Fourth Restated Certificate of Incorporation of United Rentals, Inc., dated June 1, 2017 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 2, 2017)

3(b)
Amended and Restated By-Laws of United Rentals, Inc., amended as of May 4, 2017 (incorporated by reference to Exhibit 3.4 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 4, 2017)

3(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

3(d)
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

4(a)
Indenture for the 4 7/8 percent Notes due 2028, dated as of August 11, 2017, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2028 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on August 11, 2017)

4(b)
Indenture for the 4 5/8 percent Notes due 2025, dated as of September 22, 2017, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2025 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 22, 2017)

4(c)
Indenture for the 4 7/8 percent Notes due 2028, dated as of September 22, 2017, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2028 Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 22, 2017)

10(a)
Assignment and Acceptance Agreement and Amendment No. 6 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 4 to Third Amended and Restated Purchase and Contribution Agreement, dated as of August 29, 2017, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Bank of Montreal and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on August 29, 2017)

10(b)
Lender Joinder Agreement, dated as of September 29, 2017, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership and certain other subsidiaries of United Rentals, Inc. and Bank of America, N.A., as agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 29, 2017)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended September 30, 2017 filed on October 18, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	October 18, 2017	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 18, 2017	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer