Form 10-K
period 2017-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2018-01-24
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2017 there were 84,538,835 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2017 was approximately $9.49 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $112.71.
As of January 22, 2018, there were 84,427,665 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2018 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 27, 2018, are incorporated by reference into Part III of this annual report.

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
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that companies that we have acquired or may acquire, including NES Rentals Holdings II, Inc. (“NES”) and Neff Corporation ("Neff"), could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•
the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $9.4 billion at December 31, 2017) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

1

•	increases in our maintenance and replacement costs and/or decreases in the residual value of our equipment;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017; and

•	other factors discussed under Item 1A-Risk Factors, and elsewhere in this annual report.
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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2018.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, and operates throughout the United States and Canada. The table below presents key information about our business as of and for the years ended December 31, 2017 and 2016. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. As discussed in note 3 to the consolidated financial statements, we completed the acquisitions of NES Rentals Holdings II, Inc. (“NES”) and Neff Corporation ("Neff") in April 2017 and October 2017, respectively. The results of

NES and Neff subsequent to their acquisition dates are reflected in the table below.

	2017	2016
PERFORMANCE MEASURES
Total revenues (in millions)	$6,641	$5,762
Equipment rental revenue percent of total revenues	86%	86%
Year-over-year decrease in rental rates	(0.2)%	(2.2)%
Year-over-year increase in the volume of equipment on rent	18.2%	3.1%
Time utilization	69.5%	67.9%
Key account percent of equipment rental revenue	69%	70%
National account percent of equipment rental revenue	43%	45%
FLEET
Fleet original equipment cost (“OEC”) (in billions)	$11.51	$8.99
Equipment classes	3,400	3,200
Equipment units	520,000	440,000
Fleet age in months	47.0	45.2
Percent of fleet that is current on manufacturer's recommended maintenance	86%	90%
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	43%	43%
Aerial work platforms	32%	32%
General tools and light equipment	7%	8%
Power and HVAC (heating, ventilating and air conditioning) equipment	7%	7%
Trench safety equipment	6%	6%
Pumps	5%	4%
LOCATIONS/PERSONNEL
Rental locations	997	887
Approximate number of branches per district	5-10	5-10
Approximate number of districts per region	6-10	7-9
Total employees	14,800	12,500
INDUSTRY
Estimated market share (1)	11.4%	9.7%
Estimated North American equipment rental industry revenue growth	4.2%	3.9%
United Rentals equipment rental revenue increase (decrease)	15.7%	(0.2)%
2018 projected North American industry equipment rental revenue growth	4.4%	-
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	5%	6%
Largest supplier percent of capital expenditures	18%	22%
Top 10 supplier percent of capital expenditures	57%	62%
(1) As discussed above, we completed the acquisitions of NES and Neff in April 2017 and October 2017, respectively. Estimated market share as of December 31, 2017 includes the standalone, pre-acquisition revenues of NES and Neff. Estimated market share as of December 31, 2016 does not include NES and Neff because we had not acquired them as of December 31, 2016. If the standalone, pre-acquisition revenues of NES and Neff were included for the year ended December 31, 2016, estimated market share as of December 31, 2016 would have been 11.0 percent.
Strategy

For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2018, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
A continued focus on “Lean” management techniques, including kaizen processes focused on continuous improvement. We continue to implement Lean kaizen processes across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. We achieved the anticipated run rate savings from the Lean initiatives, including those included in the Project XL work streams discussed below, in 2017 and 2016, and expect to continue to generate savings from these initiatives;

•
The implementation of Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business; and

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 18 specialty rental branches/tool hubs in 2018 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES and Neff. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

Industry Overview and Economic Outlook
United Rentals serves the following three principal end markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. In 2017, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:

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
We estimate that, in 2017, North American equipment rental industry revenue grew approximately 4 percent year-over-year, with similar growth, on a constant currency basis, in both the U.S. and Canada. In 2017, our full year rental revenue increased by 15.7 percent year-over-year, including the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 7.6 percent year-over-year.
In 2018, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to experience solid demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 4 percent, with slightly higher growth, on a constant currency basis, in the U.S. than Canada.

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

Our information technology systems, some of which are proprietary and some of which are licensed, support our operations. Our information technology infrastructure facilitates our ability to make rapid and informed decisions, respond quickly to changing market conditions and share rental equipment among branches. We have an in-house team of information technology specialists that supports our systems.
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

•	allow our mobile sales and service team members to support our customers efficiently while in the field;

•	permit customers to access their accounts online; and

•	allow management to obtain a wide range of operational and financial data.
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
Geographic and Customer Diversity. We have 997 rental locations in 49 U.S. states and every Canadian province and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:

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
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2017, our employees enhanced their skills through approximately 500,000 hours of training, including safety training, sales and leadership training, equipment-related training from our suppliers and online courses covering a variety of relevant subjects.
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
The general rentals segment includes the rental of construction, aerial and industrial equipment, general tools and light equipment, and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment comprises eleven geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure.
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

Equipment Rental. We offer for rent approximately 3,400 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; pumps; and general tools and light equipment.
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
Online Rental Platform (UROne®). Our customers can check equipment availability and pricing, and reserve equipment online, 24 hours a day, seven days a week, by accessing our equipment catalog and used equipment listing, which can be found at www.unitedrentals.com. Our customers can also use our UR Control® application to actively manage their rental process and access real-time reports on their business activity with us.
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
Competition
The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 11.4 percent market share based on 2017 total equipment rental industry revenues as measured by the ARA. As discussed above, we completed the acquisitions of NES and Neff in April 2017 and October 2017, respectively. Estimated market share includes the standalone, pre-acquisition revenues of NES and Neff, and is calculated by dividing total 2017 rental revenue, calculated using ARA’s constant currency methodology, by ARA’s forecasted 2017 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure.
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
Employees
Approximately 4,600 of our employees are salaried and approximately 10,200 are hourly. Collective bargaining agreements relating to approximately 100 separate locations cover approximately 1,100 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Our general rental equipment and trench, power and pump equipment are used in connection with private non-residential construction and industrial activities, which are cyclical in nature. Our industry experienced a decline in construction and industrial activity as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010. The weakness in our end markets led to a decrease in the demand for our equipment and in the rates we realized. Such decreases adversely affected our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. A worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
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
At December 31, 2017, our total indebtedness was $9.4 billion. Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:

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

•
restricting our ability to move operating cash flows to Holdings. URNA’s payment capacity is restricted under the covenants in our senior secured asset-based revolving credit facility (“ABL facility”) and the indentures governing its outstanding indebtedness;

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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2017, we had $2.4 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 25 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
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
The only financial maintenance covenant that currently exists under our ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy these or any of the other relevant covenants, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.
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
We have historically achieved a significant portion of our growth through acquisitions and we will continue to consider potential acquisitions on a selective basis. From time-to-time we have also approached, or have been approached by, other public companies or large privately-held companies to explore consolidation opportunities. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us.
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
In July 2015, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $1 billion, excluding fees, commissions and other ancillary expenses. In October 2016, we paused repurchases under the program as we evaluated a number of potential acquisition opportunities. As discussed in note 3 to the consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017. In October 2017, our Board authorized the resumption of the $1 billion share repurchase program, and we intend to complete the program in 2018. The Company had completed $655 million of repurchases under the program as of December 31, 2017.
Although the Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
If we are unable to collect on contracts with customers, our operating results would be adversely affected.
One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with recent high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally would be expected to increase if there was a worsening of economic conditions.
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
At December 31, 2017, we had $4.1 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7A-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2018 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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
Our 874 branch locations in the United States are located in 49 states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 1,100 employees who are represented by unions and covered by collective bargaining agreements and approximately 13,700 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
Under the collective bargaining agreements that we have signed, we are obligated to contribute to several multiemployer pension plans on behalf of some of our unionized employees. A multiemployer pension plan is a plan that covers the union-

represented workers of various unrelated companies. Under the Employee Retirement Income Security Act, a contributing employer to an underfunded multiemployer plan is liable, generally upon withdrawal from a plan, for its proportionate share of the plan's unfunded vested liability. We currently have no intention of withdrawing from any multiemployer plan. However, there can be no assurance that we will not withdraw from one or more multiemployer plans in the future and be required to pay material amounts of withdrawal liability if one or more of those plans are underfunded at the time of withdrawal.
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
As of January 1, 2018, we operated 997 rental locations. 874 of these locations are in the United States and 123 are in Canada. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench, power and pump (TPP) segments.

United States
●	Alabama (GR 22, TPP 5)	●	Maine (GR 4)	●	Ohio (GR 15, TPP 4)
●	Alaska (GR 2)	●	Maryland (GR 11, TPP 4)	●	Oklahoma (GR 20, TPP 4)
●	Arizona (GR 14, TPP 2)	●	Massachusetts (GR 9, TPP 3)	●	Oregon (GR 10, TPP 2)
●	Arkansas (GR 11, TPP 1)	●	Michigan (GR 7, TPP 2)	●	Pennsylvania (GR 14, TPP 5)
●	California (GR 65, TPP 21)	●	Minnesota (GR 9, TPP 3)	●	Rhode Island (GR 2)
●	Colorado (GR 12, TPP 3)	●	Mississippi (GR 12)	●	South Carolina (GR 17, TPP 4)
●	Connecticut (GR 6, TPP 2)	●	Missouri (GR 12, TPP 4)	●	South Dakota (GR 2)
●	Delaware (GR 2, TPP 1)	●	Montana (GR 1)	●	Tennessee (GR 20, TPP 6)
●	Florida (GR 41, TPP 14)	●	Nebraska (GR 2, TPP 1)	●	Texas (GR 106, TPP 27)
●	Georgia (GR 32, TPP 5)	●	Nevada (GR 5, TPP 3)	●	Utah (GR 3, TPP 3)
●	Idaho (GR 2)	●	New Hampshire (GR 1, TPP 1)	●	Vermont (GR 2)
●	Illinois (GR 14, TPP 3)	●	New Jersey (GR 9, TPP 4)	●	Virginia (GR 19, TPP 6)
●	Indiana (GR 6, TPP 1)	●	New Mexico (GR 8)	●	Washington (GR 18, TPP 6)
●	Iowa (GR 9, TPP 1)	●	New York (GR 23)	●	West Virginia (GR 5)
●	Kansas (GR 12)	●	North Carolina (GR 26, TPP 6)	●	Wisconsin (GR 9, TPP 1)
●	Kentucky (GR 10)	●	North Dakota (GR 5, TPP 2)	●	Wyoming (GR 4)
●	Louisiana (GR 34, TPP 10)

Canada
●	Alberta (GR 24, TPP 9)
●	British Columbia (GR 17, TPP 4)
●	Manitoba (GR 4)
●	New Brunswick (GR 6, TPP 1)
●	Newfoundland (GR 6)
●	Nova Scotia (GR 4)
●	Ontario (GR 23, TPP 5)
●	Prince Edward Island (GR 1)
●	Quebec (GR 7, TPP 2)
●	Saskatchewan (GR 7, TPP 3)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 116 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 9,300 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 43 percent of this fleet is leased and the balance is owned.
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

	High	Low
2017:
First Quarter	$134.28	$105.33
Second Quarter	126.77	100.62
Third Quarter	139.98	106.52
Fourth Quarter	174.40	136.84
2016:
First Quarter	$71.51	$41.90
Second Quarter	76.04	56.01
Third Quarter	84.63	61.92
Fourth Quarter	109.90	70.58

As of January 1, 2018, there were 69 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
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
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2017 to October 31, 2017	1,042	(1)	$137.62	—	—
November 1, 2017 to November 30, 2017	5,831	(1)	$145.23	—	—
December 1, 2017 to December 31, 2017	175,471	(1)	$168.39	167,560	—
Total	182,344		$167.48	167,560	$344,701,141

(1)
In October 2017, November 2017 and December 2017, 1,042, 5,831 and 7,911 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On July 21, 2015, our Board authorized a $1 billion share repurchase program. In October 2016, we paused repurchases under the program as we evaluated potential acquisition opportunities. As discussed in note 3 to the consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017. In October 2017, our Board authorized the resumption of the share repurchase program, and we intend to complete the program in 2018.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2013 to 2017. The following acquired companies are reflected in our results of operations for all periods subsequent to the noted acquisition dates:

•
In April 2014, we acquired certain assets of the following entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). National Pump had annual revenues of approximately $210;

•	In April 2017, we completed the acquisition of NES Rentals Holdings II, Inc. (“NES”). NES had annual revenues of approximately $369; and

•	In October 2017, we completed the acquisition of Neff Corporation ("Neff"). Neff had annual revenues of approximately $413.
See note 3 to the consolidated financial statements for additional detail on the NES and Neff acquisitions. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Income statement data:
Total revenues	$6,641	$5,762	$5,817	$5,685	$4,955
Total cost of revenues	3,872	3,359	3,337	3,253	2,968
Gross profit	2,769	2,403	2,480	2,432	1,987
Selling, general and administrative expenses	903	719	714	758	642
Merger related costs	50	—	(26)	11	9
Restructuring charge	50	14	6	(1)	12
Non-rental depreciation and amortization	259	255	268	273	246
Operating income	1,507	1,415	1,518	1,391	1,078
Interest expense, net	464	511	567	555	475
Interest expense-subordinated convertible debentures	—	—	—	—	3
Other income, net	(5)	(5)	(12)	(14)	(5)
Income before (benefit) provision for income taxes	1,048	909	963	850	605
(Benefit) provision for income taxes (1)	(298)	343	378	310	218
Net income (1)	1,346	566	585	540	387
Basic earnings per share (1)	$15.91	$6.49	$6.14	$5.54	$4.14
Diluted earnings per share (1)	$15.73	$6.45	$6.07	$5.15	$3.64

(1)2017 includes the significant impact of the enactment of the Tax Cuts and Jobs Act discussed further in note 13 to the consolidated financial statements.

	December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance sheet data:
Total assets	$15,030	$11,988	$12,083	$12,129	$10,876
Total debt	9,440	7,790	8,162	7,962	7,078
Stockholders’ equity	3,106	1,648	1,476	1,796	1,828

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 997 rental locations in the United States and Canada as well as centralized call centers and online capabilities. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain compelling competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”), based on the initial consideration paid, of $11.5 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,400 classes of equipment for rent to construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and other customers. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2017, equipment rental revenues represented 86 percent of our total revenues.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2018, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
A continued focus on “Lean” management techniques, including kaizen processes focused on continuous improvement. We continue to implement Lean kaizen processes across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations. We achieved the anticipated run rate savings from the Lean initiatives, including those included in the Project XL work streams discussed below, in 2017 and 2016, and expect to continue to generate savings from these initiatives;

•
The implementation of Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business;

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network. We plan to open at least 18 specialty rental branches/tool hubs in 2018 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES and Neff. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

In 2018, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to experience solid demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 4 percent, with slightly higher growth, on a constant currency basis, in the U.S. than Canada.
We use the American Rental Association criteria for reporting rental rates, time utilization and OEC. As discussed above, we completed the acquisitions of NES and Neff in April 2017 and October 2017, respectively. The pro forma metrics below include the standalone, pre-acquisition results of NES and Neff. For the full year 2017:

•	Rental rates decreased 0.2 percent and increased 0.4 percent year-over-year, on an actual and a pro forma basis, respectively;

•	The volume of OEC on rent increased 18.2 percent and 7.1 percent year-over-year, on an actual and a pro forma basis, respectively;

•
Time utilization was 69.5 percent and 69.1 percent on an actual and a pro forma basis, respectively, reflecting increases of 160 basis points and 150 basis points year-over-year, respectively. Time utilization was a full-year record on both an actual and a pro forma basis;

•	69 percent of equipment rental revenue was derived from key accounts, as compared to 70 percent in 2016. Key accounts are each managed by a single point of contact to enhance customer service; and

•	The number of rental locations in our higher margin trench, power and pump (also referred to as "specialty") segment increased by thirteen year-over-year due to cold starts.
Financial Overview
In 2017 and 2016, we took a number of positive actions related to our capital structure that have significantly improved our financial flexibility and liquidity, including:

•	Redeemed all of our 8 1/4 percent Senior Notes, 7 5/8 percent Senior Notes, 7 3/8 percent Senior Notes and 6 1/8 percent Senior Notes;

•	Issued $750 principal amount of 4 5/8 percent Senior Notes due 2025;

•	Issued $1.0 billion principal amount of 5 7/8 percent Senior Notes due 2026;

•	Issued $1.0 billion principal amount of 5 1/2 percent Senior Notes due 2027;

•	Issued $1.675 billion principal amount of 4 7/8 percent Senior Notes due 2028, comprised of separate and distinct issuances of $925 in August 2017 and $750 in September 2017;

•	Amended and extended our ABL facility, including an increase in the facility size to $3.0 billion; and

•	Amended and extended our accounts receivable securitization facility, including an increase in the facility size to $775.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital to take advantage of business opportunities. As of December 31, 2017, we had available liquidity of $1.71 billion, including cash of $352.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2017 are presented below. Net income and diluted earnings per share for the year ended December 31, 2017 include a substantial benefit associated with the enactment of the Tax Cuts and Jobs Act (the "Act"). The enactment of the Act resulted in an estimated net income increase of $689, or $8.05 per diluted share, primarily due to a one-time revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, which was partially offset by the impact of a one-time transition tax on our unremitted foreign earnings and profits, which we will elect to pay over an eight-year period. We expect to meaningfully benefit from the Act in future periods, primarily due to the impact of the lower U.S. federal tax rate.

	Year Ended December 31,
	2017	2016	2015
Net income	$1,346	$566	$585
Diluted earnings per share	$15.73	$6.45	$6.07

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2017 include the after-tax impacts of the items below. The tax rates applied to the adjustments items below reflect the statutory rates in the applicable entity.

	Year Ended December 31,
	2017		2016		2015
Tax rate applied to items below	38.5%		38.2%		38.6%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(31)	$(0.36)	$—	$—	$17	$0.17
Merger related intangible asset amortization (2)	(99)	(1.15)	(99)	(1.12)	(111)	(1.15)
Impact on depreciation related to acquired fleet and property and equipment (3)	(5)	(0.05)	—	—	2	0.02
Impact of the fair value mark-up of acquired fleet (4)	(50)	(0.59)	(22)	(0.25)	(18)	(0.19)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	1	0.01	2	0.02
Restructuring charge (6)	(31)	(0.36)	(9)	(0.11)	(4)	(0.04)
Asset impairment charge (7)	(1)	(0.01)	(2)	(0.03)	—	—
Loss on extinguishment of debt securities and amendment of ABL facility	(33)	(0.39)	(62)	(0.70)	(75)	(0.78)

(1)
This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 3 to the consolidated financial statements, and the April 2014 National Pump acquisition. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	This reflects the amortization of the intangible assets acquired in the RSC, National Pump, NES and Neff acquisitions.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC, NES and Neff acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES and Neff acquisitions that was subsequently sold.

(5)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(6)	As discussed in note 5 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.

(7)	This reflects write-offs of leasehold improvements and other fixed assets in connection with our restructuring programs.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, (benefit) provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net, and the impact of the fair value mark-up of acquired fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The EBITDA and adjusted EBITDA margins represent EBITDA or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
Net income	$1,346	$566	$585
(Benefit) provision for income taxes	(298)	343	378
Interest expense, net	464	511	567
Depreciation of rental equipment	1,124	990	976
Non-rental depreciation and amortization	259	255	268
EBITDA	2,895	2,665	2,774
Merger related costs (1)	50	—	(26)
Restructuring charge (2)	50	14	6
Stock compensation expense, net (3)	87	45	49
Impact of the fair value mark-up of acquired fleet (4)	82	35	29
Adjusted EBITDA	$3,164	$2,759	$2,832

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$2,230	$1,953	$1,995
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(9)	(9)	(10)
Gain on sales of rental equipment	220	204	227
Gain on sales of non-rental equipment	4	4	8
Merger related costs (1)	(50)	—	26
Restructuring charge (2)	(50)	(14)	(6)
Stock compensation expense, net (3)	(87)	(45)	(49)
Loss on extinguishment of debt securities and amendment of ABL facility	(54)	(101)	(123)
Excess tax benefits from share-based payment arrangements	—	58	5
Changes in assets and liabilities	129	101	194
Cash paid for interest	357	415	447
Cash paid for income taxes, net	205	99	60
EBITDA	2,895	2,665	2,774
Add back:
Merger related costs (1)	50	—	(26)
Restructuring charge (2)	50	14	6
Stock compensation expense, net (3)	87	45	49
Impact of the fair value mark-up of acquired fleet (4)	82	35	29
Adjusted EBITDA	$3,164	$2,759	$2,832
_________________

(1)
This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 3 to the consolidated financial statements, and the April 2014 National Pump acquisition. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	As discussed in note 5 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES and Neff acquisitions that was subsequently sold.

For the year ended December 31, 2017, EBITDA increased $230, or 8.6 percent, and adjusted EBITDA increased $405, or 14.7 percent. The EBITDA increase primarily reflects increased profit from equipment rentals, partially offset by i) increased selling, general and administrative ("SG&A") compensation costs, including stock compensation costs, largely due to the impact of the NES and Neff acquisitions, increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards, and ii) increased merger related costs and restructuring charges associated with the NES and Neff acquisitions. The adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased SG&A compensation costs, largely due to the impact of the NES and Neff acquisitions, increased revenue and improved profitability. For the year ended December 31, 2017, EBITDA margin decreased 270 basis points to 43.6 percent, and adjusted EBITDA margin decreased 30 basis points to 47.6 percent. The decrease in the EBITDA margin primarily reflects i) increased SG&A compensation costs, including stock compensation costs, largely due to the impact of the NES and Neff acquisitions, increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards, and ii) increased merger related costs and restructuring charges associated with the NES and Neff acquisitions. The decrease in the adjusted EBITDA margin primarily reflects increased SG&A compensation costs largely due to the impact of the NES and Neff acquisitions, increased revenue and improved profitability, partially offset by increased profit from sales of rental equipment.
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
Revenues. Revenues for each of the three years in the period ended December 31, 2017 were as follows:

	Year Ended December 31,			Change
	2017	2016	2015	2017	2016
Equipment rentals*	$5,715	$4,941	$4,949	15.7%	(0.2)%
Sales of rental equipment	550	496	538	10.9%	(7.8)%
Sales of new equipment	178	144	157	23.6%	(8.3)%
Contractor supplies sales	80	79	79	1.3%	—%
Service and other revenues	118	102	94	15.7%	8.5%
Total revenues	$6,641	$5,762	$5,817	15.3%	(0.9)%
*Equipment rentals metrics:
Year-over-year decrease in rental rates (1)				(0.2)%	(2.2)%
Year-over-year increase in the volume of equipment on rent				18.2%	3.1%
Time utilization (2)	69.5%	67.9%	67.3%	160 bps	60 bps
*Pro forma equipment rentals information (3):
Equipment rentals variance				7.6%
Year-over-year increase in rental rates (1)				0.4%
Year-over-year increase in the volume of equipment on rent				7.1%
Time utilization (2)	69.1%	67.6%		150 bps
_________________

(1)	Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix.

(2)	Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year.

(3)
As discussed in note 3 to the consolidated financial statements, we completed the acquisitions of NES and Neff in April 2017 and October 2017, respectively. The pro forma information includes the standalone, pre-acquisition results of NES and Neff.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these "ancillary fees" represented approximately 12 percent of equipment rental revenue in 2017. Delivery and pick-up revenue, which represented approximately seven percent of equipment rental revenue in 2017, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 2 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2017 total revenues of $6.6 billion increased 15.3 percent compared with 2016. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, 2017 total revenues increased 7.7 percent. The revenue increase primarily reflects a 15.7 percent increase in equipment rental revenue, primarily due to an 18.2 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions, partially offset by a 0.2 percent rental rate decrease. On the pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 7.6 percent year-over-year, primarily reflecting a 7.1 percent increase in the volume of OEC on rent and a 0.4 percent rental rate increase. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Sales of rental equipment increased 10.9 percent primarily due to increased volume. Sales of new equipment increased 23.6 percent primarily due to increased volume and increased sales of larger equipment.
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
Revenue Recognition. We recognize revenues from renting equipment on a straight-line basis. We account for such rentals as operating leases. Our rental contract periods are hourly, daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. This daily rate assumes that the equipment will be on rent for the full 28 days, as we are unsure of when the customer will return the equipment and therefore unsure of which rental contract period will apply.
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

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $38 and $33 as of December 31, 2017 and 2016, respectively. Equipment rentals include our revenues from renting equipment, as well as revenue related to the "ancillary fees" we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Delivery and pick-up revenue is the most significant ancillary revenue component and is recognized when the service is performed.
Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed.
See note 2 to our consolidated financial statements for further discussion of our revenue recognition accounting.
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the years ended December 31, 2017, 2016 and 2015, we recognized expenses of $40, $24 and $32, respectively, within selling, general and administrative expenses in our consolidated statements of income, associated with our allowances for doubtful accounts.
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $10, $18 and $30 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $127 or $160, respectively. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $14. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $23 or $35, respectively.
Acquisition Accounting. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. The intangible assets that we have acquired are non-compete agreements and customer relationships. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements and customer relationships are valued based on an excess earnings or income approach based on projected cash flows.
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
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As discussed in note 2 to our consolidated financial statements, we expect to adopt accounting guidance that eliminates the second step from the goodwill impairment test when it becomes effective (for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019).
In connection with our goodwill impairment test that was conducted as of October 1, 2016, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 53 percent. The estimated fair value of our Pump Solutions reporting unit exceeded its carrying amount by approximately 15 percent. Given the relatively small percent by which the Pump Solutions reporting unit’s fair value exceeded its carrying amount, we further tested the Pump Solution reporting unit for impairment by performing a sensitivity test that included a reduction in the long-term growth rate and an increase in the discount rate. The Pump Solutions reporting unit passed step one of the goodwill impairment test under the sensitivity test. We continue to monitor the Pump Solutions reporting unit for impairment, and the Pump Solution reporting unit’s operating results improved significantly in 2017, as evidenced in its fair value exceeding its carrying value by 62 percent in the goodwill impairment test that was conducted as of October 1, 2017.

In connection with our goodwill impairment test that was conducted as of October 1, 2017, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts by at least 45 percent.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We recognized immaterial asset impairment charges during the years ended December 31, 2017, 2016 and 2015.
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
The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on our income tax benefit for the year ended December 31, 2017. We expect to meaningfully benefit from its enactment in future periods. See note 13 to the consolidated financial statements for further detail.
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
As discussed in note 4 to our consolidated financial statements, we aggregate our eleven geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended December 31, 2017, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Year Ended December 31, 2017
Equipment rentals	$4,727	$988	$5,715
Sales of rental equipment	509	41	550
Sales of new equipment	159	19	178
Contractor supplies sales	65	15	80
Service and other revenues	105	13	118
Total revenue	$5,565	$1,076	$6,641
Year Ended December 31, 2016
Equipment rentals	$4,166	$775	$4,941
Sales of rental equipment	459	37	496
Sales of new equipment	128	16	144
Contractor supplies sales	64	15	79
Service and other revenues	91	11	102
Total revenue	$4,908	$854	$5,762
Year ended December 31, 2015
Equipment rentals	$4,241	$708	$4,949
Sales of rental equipment	504	34	538
Sales of new equipment	137	20	157
Contractor supplies sales	67	12	79
Service and other revenues	83	11	94
Total revenue	$5,032	$785	$5,817

Equipment rentals. 2017 equipment rentals of $5.7 billion increased $774, or 15.7 percent, as compared to 2016, primarily reflecting an 18.2 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions, partially offset by a 0.2 percent rental rate decrease. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 7.6 percent year-over-year, primarily reflecting a 7.1 percent increase in the volume of OEC on rent and a 0.4 percent rental rate increase. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues in 2017. On a segment basis, equipment rentals represented 85 percent and 92 percent of total revenues for general rentals and trench, power and pump, respectively. General rentals equipment rentals increased $561, or 13.5 percent, as compared to 2016, primarily reflecting a 16.9 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 5.5 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Trench, power and pump equipment rentals increased $213, or 27.5 percent, primarily reflecting a 34.9 percent increase in the volume of OEC on rent. Trench, power and pump average OEC increased 14.3 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers.

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
Sales of rental equipment. For the three years in the period ended December 31, 2017, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2017 sales of rental equipment of $550 increased 10.9 percent from 2016 primarily reflecting increased volume. 2016 sales of rental equipment of $496 decreased slightly from 2015.
Sales of new equipment. For the three years in the period ended December 31, 2017, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2017 sales of new equipment of $178 increased 23.6 percent from 2016 primarily reflecting increased volume and increased sales of larger equipment. 2016 sales of new equipment of $144 decreased slightly from 2015.
Sales of contractor supplies. For the three years in the period ended December 31, 2017, sales of contractor supplies represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2017 sales of contractor supplies were flat with 2016, and 2016 sales of contractor supplies were flat with 2015.
Service and other revenues. For the three years in the period ended December 31, 2017, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2017 service and other revenues of $118 increased 15.7 percent from 2016 primarily reflecting the impact of the NES acquisition discussed in note 3 to the consolidated financial statements and an increased emphasis on this line of business. 2016 service and other revenues of $102 increased slightly from 2015.
Fourth Quarter 2017 Items. The fourth quarter of 2017 includes an estimated benefit of $689 associated with the enactment of the Tax Cuts and Jobs Act discussed further in note 13 to our consolidated financial statements. The fourth quarter of 2017 also includes $18 of merger related costs and $22 of restructuring charges primarily associated with the NES and Neff acquisitions discussed in note 3 to our consolidated financial statements. Additionally, in the fourth quarter of 2017, we redeemed the remaining $225 principal amount of our 7 5/8 percent Senior Notes due 2022. Upon the redemption of these notes, we recognized a loss of $11 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes. The fourth quarter of 2017 also reflects a year-over-year increase of $11 in stock compensation expense primarily due to the impact of increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards.
 Fourth Quarter 2016 Items. The fourth quarter of 2016 includes $6 of restructuring charges associated with the restructuring program we initiated in the fourth quarter of 2015 and closed in the fourth quarter of 2016, which is discussed further in note 5 to our consolidated financial statements. Additionally, in the fourth quarter of 2016, we redeemed $850 principal amount of our 7 5/8 percent Senior Notes due 2022 and issued $750 principal amount of 5 1/2 percent Senior Notes due 2027. Upon the partial redemption of the 7 5/8 percent Senior Notes due 2022, we recognized a loss of $65 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2017 were as follows:

	General rentals	Trench, power and pump	Total
2017
Equipment Rentals Gross Profit	$1,950	$490	$2,440
Equipment Rentals Gross Margin	41.3%	49.6%	42.7%
2016
Equipment Rentals Gross Profit	$1,725	$364	$2,089
Equipment Rentals Gross Margin	41.4%	47.0%	42.3%
2015
Equipment Rentals Gross Profit	$1,819	$328	$2,147
Equipment Rentals Gross Margin	42.9%	46.3%	43.4%

General rentals. For the three years in the period ended December 31, 2017, general rentals accounted for 82 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. General rentals’ equipment rentals gross profit in 2017 increased $225 and equipment rentals gross margin decreased 10 basis points. Time utilization increased 90 basis points, and was 70.2 percent and 69.3 percent for the years ended December 31, 2017 and 2016, respectively. In 2017, we saw improving demand in many of our core markets, as evidenced by a 16.9 percent increase in the volume of OEC on rent, which includes the impact of the NES and

Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 5.5 percent.
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
Trench, power and pump. For the year ended December 31, 2017, equipment rentals gross profit increased by $126 and equipment rentals gross margin increased 260 basis points from 2016, primarily reflecting increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 27.5 percent, average OEC increased 14.3 percent and the volume of OEC on rent increased 34.9 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers.
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
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2017	2016	2015	2017	2016
Total gross margin	41.7%	41.7%	42.6%	—	(90) bps
Equipment rentals	42.7%	42.3%	43.4%	40 bps	(110) bps
Sales of rental equipment	40.0%	41.1%	42.2%	(110) bps	(110) bps
Sales of new equipment	14.6%	17.4%	16.6%	(280) bps	80 bps
Contractor supplies sales	30.0%	30.4%	30.4%	(40) bps	—
Service and other revenues	50.0%	59.8%	59.6%	(980) bps	20 bps

2017 gross margin of 41.7 percent was flat with 2016. Equipment rentals gross margin increased 40 basis points, primarily reflecting a 160 basis point increase in time utilization partially offset by a 0.2 percent rental rate decrease. Time utilization was 69.5 percent and 67.9 percent for the years ended December 31, 2017 and 2016, respectively. Time utilization for 2017 was a full-year record. The volume of OEC on rent increased 18.2 percent, including the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 7.1 percent and rental rates increased 0.4 percent. We believe that the increase in the volume of OEC on rent reflects improving demand in many of our core markets. Gross margin from sales of new equipment decreased 280 basis points. Sales of new equipment increased 23.6 percent, primarily reflecting increased volume and increased sales of larger equipment, some of which were at lower margins. Gross margin from service and other revenues decreased 980 basis points. In 2017, as a result of our increased focus on the service line of business, we increased the allocation of labor to it. Such labor costs were formerly included in cost of equipment rentals.

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
Other costs/(income)

The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2017:

	Year Ended December 31,			Change
	2017	2016	2015	2017	2016
Selling, general and administrative ("SG&A") expense	$903	$719	$714	25.6%	0.7%
SG&A expense as a percentage of revenue	13.6%	12.5%	12.3%	110 bps	20 bps
Merger related costs	50	—	(26)	—	(100.0)%
Restructuring charge	50	14	6	257.1%	133.3%
Non-rental depreciation and amortization	259	255	268	1.6%	(4.9)%
Interest expense, net	464	511	567	(9.2)%	(9.9)%
Other income, net	(5)	(5)	(12)	—%	(58.3)%
(Benefit) provision for income taxes	(298)	343	378	(186.9)%	(9.3)%
Effective tax rate	(28.4)%	37.7%	39.3%	(6,610) bps	(160) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The increase in SG&A expense as a percentage of revenue for the year ended December 31, 2017 primarily reflects increased compensation costs, including stock compensation costs, largely due to the impact of the NES and Neff acquisitions discussed in note 3 to the consolidated financial statements, improved profitability, and increases in our stock price and in the volume of stock awards.
SG&A expense for the year ended December 31, 2016 did not change significantly year-over-year.
The merger related costs reflect transaction costs associated with the NES and Neff acquisitions discussed in note 3 to the consolidated financial statements, and the April 2014 National Pump acquisition. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. As discussed in note 3 to the consolidated financial statements, NES had annual revenues of approximately $369 and Neff had annual revenues of approximately $413. The merger related costs for the year ended December 31, 2017 include a termination fee we paid associated with a merger agreement Neff entered into with a prior bidder. The income for the year ended December 31, 2015 reflects a decline in the fair value of the contingent cash consideration component of the National Pump purchase price due to lower than expected financial performance compared to agreed upon financial targets.
The restructuring charges for the years ended December 31, 2017, 2016 and 2015 primarily reflect severance costs and branch closure charges associated with our restructuring programs. In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 3 to the consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is discussed in note 3 to the consolidated financial statements. See note 5 to our consolidated financial statements for additional information.
Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships and non-compete agreements.
Interest expense, net for the years ended December 31, 2017, 2016 and 2015 includes aggregate losses of $54, $101 and $123, respectively, associated with debt redemptions and the amendments of our ABL facility. Excluding the impact of these losses, interest expense, net, for the year ended December 31, 2017 was flat year-over-year as the impact of higher average debt was offset by a lower average cost of debt. Excluding the impact of these losses, interest expense, net, for the year ended December 31, 2016 decreased primarily due to lower average debt and a lower average cost of debt.
The decrease in other income, net for the year ended December 31, 2016 primarily reflects decreased gains on sales of non-rental equipment.

A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 13 to our consolidated financial statements. As discussed further in note 13, the income tax benefit for the year ended December 31, 2017 includes the substantial impact of the enactment of the Tax Cuts and Jobs Act.
Balance sheet. Accounts receivable, net increased by $313, or 34.0 percent, from December 31, 2016 to December 31, 2017 primarily due to increased revenue, which included the impact of the NES and Neff acquisitions discussed in note 3 to the consolidated financial statements. Rental equipment, net increased by $1.635 billion, or 26.4 percent, from December 31, 2016 to December 31, 2017 primarily due to the impact of the NES and Neff acquisitions and increased capital expenditures in response to a strong operating environment. Accounts payable increased by $166, or 68.3 percent, from December 31, 2016 to December 31, 2017 primarily due to increased capital expenditures in response to a strong operating environment. Accrued expenses and other liabilities increased by $192, or 55.8 percent, from December 31, 2016 to December 31, 2017 primarily due to (i) increased incentive compensation accruals associated with improved profitability and (ii) increased accrued interest expense primarily due to the debt issued to partially finance the acquisitions of NES and Neff, as discussed in note 12 to the consolidated financial statements. See notes 12 and 13 to the consolidated financial statements for discussions addressing our debt and deferred tax liability, respectively.

Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the capital structure actions taken in 2017 and 2016 to improve our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a new $1 billion share repurchase program. In October 2016, we paused repurchases under the program as we evaluated potential acquisition opportunities. As discussed in note 3 to the consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017. In October 2017, our Board authorized the resumption of the share repurchase program, and we intend to complete the program in 2018. As of January 22, 2018, we have repurchased $701 of Holdings' common stock under the $1 billion share repurchase program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2017, we had cash and cash equivalents of $352. Cash equivalents at December 31, 2017 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2017:

ABL facility:
Borrowing capacity, net of letters of credit	$1,282
Outstanding debt, net of debt issuance costs	1,670
Interest rate at December 31, 2017	3.0%
Average month-end debt outstanding (1)	1,321
Weighted-average interest rate on average debt outstanding	2.6%
Maximum month-end debt outstanding (1)	1,802
Accounts receivable securitization facility:
Borrowing capacity	80
Outstanding debt, net of debt issuance costs	695
Interest rate at December 31, 2017	2.3%
Average month-end debt outstanding	605
Weighted-average interest rate on average debt outstanding	1.9%
Maximum month-end debt outstanding	695
________________

(1)
The maximum month-end amount outstanding under the ABL facility exceeded the average amount outstanding during the year ended December 31, 2017 primarily due to the use of borrowings under the ABL facility to partially finance the debt redemptions discussed in note 12 to the consolidated financial statements.

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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 22, 2018 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB-	Positive

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1.22 billion and $750 in 2017 and 2016, respectively.
Loan Covenants and Compliance. As of December 31, 2017, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2017, we (i) generated cash from operating activities of $2.23 billion, (ii) generated cash from the sale of rental and non-rental equipment of $566 and (iii) received cash from debt proceeds, net of payments, of $1.59 billion. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.89 billion, (ii) purchase other companies for $2.38 billion, (iii) purchase shares of our common stock for $56 and (iv) pay financing costs of $44. During 2016, we (i) generated cash from operating activities of $1.95 billion and (ii) generated cash from the sale of rental and non-rental equipment of $510. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.34 billion, (ii) purchase shares of our common stock for $528 and (iii) make debt payments, net of proceeds, of $471.
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

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$2,230	$1,953	$1,995
Purchases of rental equipment	(1,769)	(1,246)	(1,534)
Purchases of non-rental equipment	(120)	(93)	(102)
Proceeds from sales of rental equipment	550	496	538
Proceeds from sales of non-rental equipment	16	14	17
Excess tax benefits from share-based payment arrangements	—	58	5
Free cash flow	$907	$1,182	$919

Free cash flow for the year ended December 31, 2017 was $907, a decrease of $275 as compared to $1.18 billion for the year ended December 31, 2016. Free cash flow decreased primarily due to increased purchases of rental equipment partially offset by increased cash provided by operating activities. As discussed in note 2 to our consolidated financial statements, we adopted accounting guidance in 2017 that changed the cash flow presentation of excess tax benefits from share-based payment arrangements. In the table above, the excess tax benefits from share-based payment arrangements for 2017 are presented as a component of net cash provided by operating activities, while, for 2016 and 2015, they are presented as a separate line item. Because we historically included the excess tax benefits from share-based payment arrangements in the free cash flow calculation, the adoption of this guidance did not change the calculation of free cash flow. Free cash flow for the year ended December 31, 2016 was $1.18 billion, an increase of $263 as compared to $919 for the year ended December 31, 2015. Free cash flow increased primarily due to decreased purchases of rental equipment.

In 2018, we expect free cash flow of approximately $1.3 billion to $1.4 billion. As discussed further in note 13 to the consolidated financial statements, the Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. We expect that our future free cash flow will meaningfully benefit from the Act primarily due to (i) the lower U.S. federal tax rate of 21 percent and (ii) the full expensing of capital spending, the combined impact of which we expect to materially exceed the impact of (iii) the repeal of Like-Kind Exchange provisions, which had allowed for the deferral of taxable gains on the sale of used equipment.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
Debt and capital leases (1)	$723	$20	$11	$1,683	$1	$7,078	$9,516
Interest due on debt (2)	432	420	420	392	369	1,196	3,229
Operating leases (1):
Real estate	117	99	77	58	35	39	425
Non-rental equipment	43	37	31	22	15	9	157
Service agreements (3)	15	4	2	—	—	—	21
Purchase obligations (4)	1,549	—	—	—	—	—	1,549
Transition tax on unremitted foreign earnings and profits (5)	5	4	5	4	5	34	57
Total (6)	$2,884	$584	$546	$2,159	$425	$8,356	$14,954

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2017.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of December 31, 2017, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2018.

(5)
As discussed further in note 13 to the consolidated financial statements, the Tax Cuts and Jobs Act, which was enacted in December 2017, includes a transition tax on unremitted foreign earnings and profits. We will elect to pay the estimated amount above over an eight-year period.

(6)	This information excludes $6 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.
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
Interest Rate Risk. As of December 31, 2017, we had an aggregate of $2.4 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of December 31, 2017 under the ABL facility and the accounts receivable securitization facility. As of December 31, 2017, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $14 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2017, we had an aggregate of $7.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2017 would increase the fair value of our fixed rate indebtedness by approximately seven percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2017 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $6. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Rentals Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 24, 2018 expressed an unqualified opinion thereon.
Basis of Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Stamford, Connecticut
January 24, 2018

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$352	$312
Accounts receivable, net of allowance for doubtful accounts of $68 at December 31, 2017 and $54 at December 31, 2016	1,233	920
Inventory	75	68
Prepaid expenses and other assets	112	61
Total current assets	1,772	1,361
Rental equipment, net	7,824	6,189
Property and equipment, net	467	430
Goodwill	4,082	3,260
Other intangible assets, net	875	742
Other long-term assets	10	6
Total assets	$15,030	$11,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$723	$597
Accounts payable	409	243
Accrued expenses and other liabilities	536	344
Total current liabilities	1,668	1,184
Long-term debt	8,717	7,193
Deferred taxes	1,419	1,896
Other long-term liabilities	120	67
Total liabilities	11,924	10,340
Common stock—$0.01 par value, 500,000,000 shares authorized, 112,394,395 and 84,463,662 shares issued and outstanding, respectively, at December 31, 2017 and 111,985,215 and 84,222,042 shares issued and outstanding, respectively, at December 31, 2016	1	1
Additional paid-in capital	2,356	2,288
Retained earnings	3,005	1,654
Treasury stock at cost—27,930,733 and 27,763,173 shares at December 31, 2017 and December 31, 2016, respectively	(2,105)	(2,077)
Accumulated other comprehensive loss	(151)	(218)
Total stockholders’ equity	3,106	1,648
Total liabilities and stockholders’ equity	$15,030	$11,988

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Equipment rentals	$5,715	$4,941	$4,949
Sales of rental equipment	550	496	538
Sales of new equipment	178	144	157
Contractor supplies sales	80	79	79
Service and other revenues	118	102	94
Total revenues	6,641	5,762	5,817
Cost of revenues:
Cost of equipment rentals, excluding depreciation	2,151	1,862	1,826
Depreciation of rental equipment	1,124	990	976
Cost of rental equipment sales	330	292	311
Cost of new equipment sales	152	119	131
Cost of contractor supplies sales	56	55	55
Cost of service and other revenues	59	41	38
Total cost of revenues	3,872	3,359	3,337
Gross profit	2,769	2,403	2,480
Selling, general and administrative expenses	903	719	714
Merger related costs	50	—	(26)
Restructuring charge	50	14	6
Non-rental depreciation and amortization	259	255	268
Operating income	1,507	1,415	1,518
Interest expense, net	464	511	567
Other income, net	(5)	(5)	(12)
Income before (benefit) provision for income taxes	1,048	909	963
(Benefit) provision for income taxes (note 13)	(298)	343	378
Net income	$1,346	$566	$585
Basic earnings per share	$15.91	$6.49	$6.14
Diluted earnings per share	$15.73	$6.45	$6.07

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,346	$566	$585
Other comprehensive income (loss):
Foreign currency translation adjustments	67	28	(174)
Fixed price diesel swaps	—	4	(2)
Other comprehensive income (loss) (1)	67	32	(176)
Comprehensive income	$1,413	$598	$409

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2017, 2016 or 2015. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2017, 2016 or 2015.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Loss
Balance at January 1, 2015	98	$1	$2,168	$503	10	$(802)	$(74)
Net income				585
Foreign currency translation adjustments							(174)
Fixed price diesel swaps							(2)
Stock compensation expense, net			49
Exercise of common stock options	—		1
4 percent Convertible Senior Notes (1)	4		5
Shares repurchased and retired			(31)
Repurchase of common stock	(10)				10	(758)
Excess tax benefits from share-based payment arrangements, net			5
Balance at December 31, 2015	92	$1	$2,197	$1,088	20	$(1,560)	$(250)

(1)Reflects amortization of the original issue discount on the 4 percent Convertible Senior Notes and the conversion of all outstanding 4 percent Convertible Senior Notes.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Income (Loss)
Balance at December 31, 2015	92	$1	$2,197	$1,088	20	$(1,560)	$(250)
Net income				566
Foreign currency translation adjustments							28
Fixed price diesel swaps							4
Stock compensation expense, net			45
Exercise of common stock options	—		1
Shares repurchased and retired			(11)
Repurchase of common stock	(8)				8	(517)
Excess tax benefits from share-based payment arrangements, net			56
Balance at December 31, 2016	84	$1	$2,288	$1,654	28	$(2,077)	$(218)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income (1)
Balance at December 31, 2016	84	$1	$2,288	$1,654	28	$(2,077)	$(218)
Net income				1,346
Foreign currency translation adjustments							67
Neff acquisition (note 3)	—		7
Stock compensation expense, net (2)			91
Exercise of common stock options	—		3
Cumulative effect of a change in accounting for share-based payments (note 2)				5
Shares repurchased and retired			(28)
Repurchase of common stock	—				—	$(28)
Other			(5)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)

(1)As of December 31, 2017, 2016 and 2015, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(2)Includes net stock compensation expense as reported as a separate component in our consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” as reported in our consolidated statements of cash flows.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows From Operating Activities:
Net income	$1,346	$566	$585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,383	1,245	1,244
Amortization of deferred financing costs and original issue discounts	9	9	10
Gain on sales of rental equipment	(220)	(204)	(227)
Gain on sales of non-rental equipment	(4)	(4)	(8)
Stock compensation expense, net	87	45	49
Merger related costs	50	—	(26)
Restructuring charge	50	14	6
Loss on repurchase/redemption of debt securities and amendment of ABL facility	54	101	123
Excess tax benefits from share-based payment arrangements	—	(58)	(5)
(Decrease) increase in deferred taxes (note 13)	(533)	123	336
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(184)	15	(11)
Decrease in inventory	1	1	8
(Increase) decrease in prepaid expenses and other assets	(20)	77	(38)
Increase (decrease) in accounts payable	141	(29)	(8)
Increase (decrease) in accrued expenses and other liabilities	70	52	(43)
Net cash provided by operating activities	2,230	1,953	1,995
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,769)	(1,246)	(1,534)
Purchases of non-rental equipment	(120)	(93)	(102)
Proceeds from sales of rental equipment	550	496	538
Proceeds from sales of non-rental equipment	16	14	17
Purchases of other companies, net of cash acquired	(2,377)	(28)	(86)
Purchases of investments	(5)	(2)	(3)
Net cash used in investing activities	(3,705)	(859)	(1,170)
Cash Flows From Financing Activities:
Proceeds from debt	11,801	8,752	8,566
Payments of debt	(10,207)	(9,223)	(8,482)
Payment of contingent consideration	—	—	(52)
Payments of financing costs	(44)	(24)	(27)
Proceeds from the exercise of common stock options	3	1	1
Common stock repurchased	(56)	(528)	(789)
Cash received in connection with the 4 percent Convertible Senior Notes and related hedge, net	—	—	3
Excess tax benefits from share-based payment arrangements	—	58	5
Net cash provided by (used in) financing activities	1,497	(964)	(775)
Effect of foreign exchange rates	18	3	(29)
Net increase in cash and cash equivalents	40	133	21
Cash and cash equivalents at beginning of year	312	179	158
Cash and cash equivalents at end of year	$352	$312	$179
Supplemental disclosure of cash flow information:
Cash paid for interest	$357	$415	$447
Cash paid for income taxes, net	205	99	60
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

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2017 consist of direct obligations of financial institutions rated A or better.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the years ended December 31, 2017, 2016 and 2015, we recognized expenses of $40, $24 and $32, respectively, within selling, general and administrative expenses in our consolidated statements of income, associated with our allowances for doubtful accounts.
Inventory
Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, using either a specific identification, weighted-average or first-in, first-out method.
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $10, $18 and $30 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $714, $629 and $628 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Acquisition Accounting
We have made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that we have acquired are non-compete agreements and customer relationships. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements and customer relationships are valued based on an excess earnings or income approach based on projected cash flows.
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
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As discussed below (see "New Accounting Pronouncements-Simplifying the Test for Goodwill Impairment"), we expect to adopt accounting guidance that eliminates the second step from the goodwill impairment test when it becomes effective (for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019).
In connection with our goodwill impairment test that was conducted as of October 1, 2016, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Pump Solutions reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 53 percent. The estimated fair value of our Pump Solutions reporting unit exceeded its carrying amount by approximately 15 percent. Given the relatively small percent by which the Pump Solutions reporting unit’s fair value exceeded its carrying amount, we further tested the Pump Solution reporting unit for impairment by performing a sensitivity test that included a reduction in the long-term growth rate and an increase in the discount rate. The Pump Solutions reporting unit passed step one of the goodwill impairment test under the sensitivity test. We continue to monitor the Pump Solutions reporting unit for impairment, and the Pump Solution reporting unit’s operating results improved significantly in 2017, as evidenced in its fair value exceeding its carrying value by 62 percent in the goodwill impairment test that was conducted as of October 1, 2017.

In connection with our goodwill impairment test that was conducted as of October 1, 2017, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts by at least 45 percent.
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
Revenue Recognition
As discussed below (see "New Accounting Pronouncements-Revenue from Contracts with Customers"), we expect to adopt updated FASB revenue recognition guidance ("Topic 606") on January 1, 2018. Topic 606 is an update to Topic 605, which was the revenue recognition standard in effect for each of the three years in the period ended December 31, 2017. For each of the three years in the period ended December 31, 2017, we recognized revenue in accordance with two different accounting standards: 1) Topic 605 and 2) Topic 840, which is the lease standard. The table below reflects our revenue disaggregated by type and by the accounting standard used to determine the accounting.

	Year Ended December 31,
		2017			2016			2015
	Topic 840	Topic 605	Total	Topic 840	Topic 605	Total	Topic 840	Topic 605	Total
Revenues:
Owned equipment rentals	$4,928	$—	$4,928	$4,273	$—	$4,273	$4,288	$—	$4,288
Re-rent revenue	106	—	106	93	—	93	89	—	89
Ancillary and other rental revenues:
Delivery and pick-up	—	389	389	—	340	340	—	337	337
Other	228	64	292	186	49	235	187	48	235
Total ancillary and other rental revenues	228	453	681	186	389	575	187	385	572
Total equipment rentals	5,262	453	5,715	4,552	389	4,941	4,564	385	4,949
Sales of rental equipment	—	550	550	—	496	496	—	538	538
Sales of new equipment	—	178	178	—	144	144	—	157	157
Contractor supplies sales	—	80	80	—	79	79	—	79	79
Service and other revenues	—	118	118	—	102	102	—	94	94
Total revenues	$5,262	$1,379	$6,641	$4,552	$1,210	$5,762	$4,564	$1,253	$5,817
Topic 840 revenues
The accounting for the types of revenue that are accounted for under Topic 840 is discussed below. As discussed below (see "New Accounting Pronouncements-Leases"), we expect to adopt Topic 842, which is an update to Topic 840, on January 1, 2019. While our review of the revenue accounting under Topic 842 is ongoing, we have tentatively concluded that no significant changes are expected to our revenue accounting upon adoption of Topic 842.
Owned equipment rentals: Owned equipment rentals represent revenues from renting equipment that we own. We account for such rentals as operating leases.
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
As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the equipment was out on rent, over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $38 and $33 as of December 31, 2017 and 2016, respectively.
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
Re-rent revenue: Re-rent revenue reflects revenues from equipment that we rent from vendors and then rent to our customers. We account for such rentals as subleases. The accounting for re-rent revenue is the same as the accounting for owned equipment rentals described above.
“Other” equipment rental revenue is primarily comprised of 1) Rental Protection Plan (or "RPP") revenue associated with the damage waiver customers can purchase when they rent our equipment to protect against potential loss or damage, 2) environmental charges associated with the rental of equipment, and 3) charges for rented equipment that is damaged by our customers.

Topic 605 revenues
Delivery and pick-up: Delivery and pick-up revenue associated with renting equipment is recognized when the service is performed.
“Other” equipment rental revenue is primarily comprised of revenues associated with the consumption of fuel by our customers which are recognized when the equipment is returned by the customer (and consumption, if any, can be measured).
Sales of rental equipment, new equipment and contractor supplies are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured.
Service and other revenues primarily represent revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). Service revenue is recognized as the services are performed.
Sales tax amounts collected from customers are recorded on a net basis.
Delivery Expense
Equipment rentals include our revenues from fees we charge for equipment delivery. Delivery costs are charged to operations as incurred, and are included in cost of revenues on our consolidated statements of income.
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was immaterial for the years ended December 31, 2017, 2016 and 2015.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $35, $19 and $17 for the years ended December 31, 2017, 2016 and 2015, respectively.
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

The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on our income tax benefit for the year ended December 31, 2017. We expect to meaningfully benefit from its enactment in future periods. See note 13 to the consolidated financial statements for further detail.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2017, 2016, and 2015. Our customer with the largest receivable balance represented approximately one percent and two percent of total receivables at December 31, 2017 and 2016, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Stock-Based Compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense over the requisite service period. Determining the fair value of stock option awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period. For performance-based restricted stock units ("RSUs"), compensation expense is recognized if satisfaction of the performance condition is considered probable. As discussed below (see "Guidance Adopted in 2017-Improvements to Employee Share-Based Payment Accounting"), we adopted accounting guidance in 2017 that changed the cash flow presentation of excess tax benefits from share-based payment arrangements. For 2017, the excess tax benefits from share-based payment arrangements are presented as a component of net cash provided by operating activities, while, for 2016 and 2015, they are presented as a separate line item.

New Accounting Pronouncements
Leases. In March 2016, the FASB issued Topic 842 to increase transparency and comparability among organizations by requiring i) recognition of lease assets and lease liabilities on the balance sheet and ii) disclosure of key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and ii) key aspects of the lessor accounting model with revenue recognition guidance. Topic 842 will be effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to adopt this guidance when effective.
As discussed below (see "Revenue from Contracts with Customers"), most of our equipment rental revenues, which accounted for 86 percent of total revenues for the year ended December 31, 2017, will be accounted for under Topic 840, which is the current lease accounting standard, until the adoption of Topic 842. While our review of the equipment rental revenue accounting under Topic 842 is ongoing, we have tentatively concluded that no significant changes are expected to our revenue accounting upon adoption of Topic 842.
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
Revenue from Contracts with Customers. In May 2014, the FASB issued Topic 606 to clarify the principles for recognizing revenue. Topic 606 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017, and we will adopt the guidance on January 1, 2018 using the modified retrospective method. While our review of our revenue accounting is ongoing, we do not believe that Topic 606 will have a significant impact on our financial statements.
Under Topic 606, entities are required to disaggregate revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See above (“Revenue Recognition”) for the disaggregation of our revenue under the accounting standards in effect for each of the three years in the period ended December 31, 2017. Upon adoption of Topic 606, we expect to disaggregate our revenues consistently with the disaggregation reflected above. We are evaluating the Topic 606 disclosure requirements, beyond the requirement to disaggregate revenue. We are additionally assessing the impact of Topic 606 on our internal controls over financial reporting.
Upon adoption of Topic 606 on January 1, 2018, we will continue to recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840, which is the lease standard we followed for the year ended December 31, 2017 and will follow for the year ended December 31, 2018. As discussed above, we expect to adopt Topic 842, an update to Topic 840, when it becomes effective, on January 1, 2019 and we have tentatively concluded that it will not have a significant impact on our revenue accounting.
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
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective or prospective adoption. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable as it will depend on market conditions and our forecast expectations upon, and following, adoption.
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
Derivatives and Hedging. In August 2017, the FASB issued guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance is additionally intended to simplify hedge accounting, and no longer requires separate measurement and reporting of hedge ineffectiveness. For cash flow and net investment hedges existing at the date of adoption, entities must apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing whether we will early adopt. Given our currently limited use of derivative instruments (see note 10 to our consolidated financial statements), the guidance is not expected to have a significant impact on our financial statements.
Guidance Adopted in 2017
Improvements to Employee Share-Based Payment Accounting. In the first quarter of 2017, we adopted guidance that simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits from share-based payment arrangements on the statement of cash flows. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. In the year ended December 31, 2017, we recognized $10 of such excess tax benefits, and, pursuant to the adopted guidance, net income increased by $10, or $0.11 per diluted share, reflecting the tax reduction associated with the excess tax benefits. Prior periods have not been adjusted to reflect the new guidance related to the classification of the excess tax benefits, as we have elected to prospectively adopt such guidance. Accordingly, our statement of cash flows for the year ended December 31, 2016 reflects $58 of such excess tax benefits within net cash used in financing activities. All of the excess tax benefits for the year ended December 31, 2016 pertain to share based payments that vested prior to 2016, and, accordingly, would not have impacted net income under the new guidance.
Other significant components of the adopted guidance include:

•
The guidance requires that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. We have historically classified such payments as financing activities, so no retrospective change was required to our historic statements of cash flows.

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

3.    Acquisitions
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
The aggregate consideration paid to holders of NES common stock and options was approximately $960. The acquisition and related fees and expenses were funded through available cash, drawings on our senior secured asset-based revolving credit facility (“ABL facility”) and the issuances of $250 principal amount of 5 7/8 percent Senior Notes due 2026 (as an add-on to our existing 5 7/8 percent Senior Notes due 2026) and $250 principal amount of 5 1/2 percent Senior Notes due 2027 (as an add-on to our existing 5 1/2 percent Senior Notes due 2027). See note 12 to the consolidated financial statements for additional detail on the debt issuances.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. We do not expect material changes to the assigned values.

Accounts receivable, net of allowance for doubtful accounts (1)	$49
Inventory	4
Rental equipment	571
Property and equipment	48
Intangibles (2)	139
Other assets	7
Total identifiable assets acquired	818
Short-term debt and current maturities of long-term debt (3)	(3)
Current liabilities	(33)
Deferred taxes	(15)
Long-term debt (3)	(11)
Other long-term liabilities	(5)
Total liabilities assumed	(67)
Net identifiable assets acquired	751
Goodwill (4)	209
Net assets acquired	$960
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
The year ended December 31, 2017 include NES acquisition-related costs of $17 which are included in “Merger related costs” in our consolidated statements of income. The merger related costs are comprised of financial and legal advisory fees. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. See note 12 to the consolidated financial statements for additional detail on the debt issuances.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired NES locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of NES since the acquisition date. The impact of the NES acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 18.2 percent for the year ended December 31, 2017 (such increase also includes the impact of the acquisition of Neff Corporation ("Neff") discussed below).
Neff Acquisition
In October 2017, we completed the acquisition of Neff. Neff was a provider of earthmoving, material handling, aerial and other equipment, and had 69 branches located in 14 states, with a concentration in southern geographies. Neff had approximately 1,100 employees and approximately $860 of rental assets at original equipment cost as of September 30, 2017. Neff had annual revenues of approximately $413. The acquisition is expected to augment our earthmoving capabilities and efficiencies of scale in key market areas, particularly fast-growing southern geographies, and is expected to lead to revenue synergies through the cross-selling of our broader fleet.
The aggregate consideration paid to holders of Neff common stock and options was approximately $1.316 billion (including $7 of stock consideration associated with Neff stock options and restricted stock units which were converted into United Rentals stock options). The acquisition and related fees and expenses were funded through the issuances of $750 principal amount of 4 5/8 percent Senior Notes due 2025 and $750 principal amount of 4 7/8 percent Senior Notes due 2028. See note 12 to the consolidated financial statements for additional detail on the debt issuances.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The opening balance sheet values assigned to these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. We expect to materially finalize the assigned values in the first half of 2018.

Accounts receivable, net of allowance for doubtful accounts (1)	$72
Inventory	5
Rental equipment	551
Property and equipment	45
Intangibles (customer relationships) (2)	153
Other assets	5
Total identifiable assets acquired	831
Current liabilities	(61)
Deferred taxes	(35)
Other long-term liabilities	(3)
Total liabilities assumed	(99)
Net identifiable assets acquired	732
Goodwill (3)	584
Net assets acquired	$1,316
(1) The fair value of accounts receivables acquired was $72, and the gross contractual amount was $74. We estimated that $2 would be uncollectible.
(2) The customer relationships are being amortized over a 10 year life.
(3) All of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of Neff's going-concern value, the value of Neff's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $12 of goodwill is expected to be deductible for income tax purposes.
The year ended December 31, 2017 include Neff acquisition-related costs of $33 which are included in “Merger related costs” in our consolidated statements of income. The merger related costs are primarily comprised of financial and legal advisory fees, and also include a termination fee we paid associated with a merger agreement Neff entered into with a prior bidder. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. See note 12 to the consolidated financial statements for additional detail on the debt issuances.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired Neff locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of Neff since the acquisition date. The impact of the Neff acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 18.2 percent for the year ended December 31, 2017 (such increase also includes the impact of the acquisition of NES discussed above).
Pro forma financial information
The pro forma information below gives effect to the NES and Neff acquisitions as if they had been completed on January 1, 2016 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information includes adjustments to record the assets and liabilities of NES and Neff at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The opening balance sheet values assigned to the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement periods. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We do not expect any material changes to the values assigned to the NES assets acquired and liabilities assumed, and expect to materially finalize the assigned Neff values in the first half of 2018. The table below presents unaudited pro forma consolidated income statement information as if NES and Neff had been included in our consolidated results for the entire periods reflected:

	Year Ended				Year Ended
	December 31, 2017				December 31, 2016
	United Rentals	NES	Neff	Total	United Rentals	NES	Neff	Total
Historic/pro forma revenues	$6,641	$81	$312	$7,034	$5,762	$369	$398	$6,529
Historic/combined pretax income (loss)	1,048	(12)	38	1,074	909	26	46	981
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		(9)	(8)	(17)		(37)	(10)	(47)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		(1)	(1)	(2)		(2)	(1)	(3)
Intangible asset amortization (3)		(3)	(18)	(21)		(26)	(28)	(54)
Gain on sale of equity interest (4)		—	—	—		(7)	—	(7)
Interest expense (5)		(9)	(51)	(60)		(37)	(69)	(106)
Elimination of historic interest (6)		12	34	46		38	46	84
Elimination of merger related costs (7)		17	33	50		—	—	—
Restructuring charges (8)		32	14	46		(32)	(14)	(46)
Pro forma pretax income				$1,116				$802
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups, and the changes in useful lives and salvage values, of the equipment acquired in the NES and Neff acquisitions.
(2) Cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the NES and Neff acquisitions.
(3) The intangible assets acquired in the NES and Neff acquisitions were amortized.
(4) In 2016, NES sold its equity interest in a successor company and recognized a gain of $7. This gain was eliminated as the equity interest that was sold is not a component of the combined company.
(5) As discussed above, we issued debt to partially fund the NES and Neff acquisitions. Interest expense was adjusted to reflect these changes in our debt portfolio.
(6) Historic interest on debt that is not part of the combined entity was eliminated.
(7) Merger related costs primarily comprised of financial and legal advisory fees associated with the NES and Neff acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The merger related costs also include a termination fee we paid associated with a merger agreement Neff entered into with a prior bidder.
(8) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisitions over a period of approximately one year following the acquisition dates, which, for the pro forma presentation, was January 1, 2016. As such, the restructuring charges recognized in 2017 were moved to 2016. The restructuring charges reflected in our consolidated statements of income also include non-NES/Neff restructuring charges, as discussed in note 5 to the consolidated financial statements. We do not expect to recognize significant additional restructuring charges associated with the NES acquisition. We expect to recognize additional restructuring charges associated with the Neff acquisition, however the total costs expected to be incurred are not currently estimable, as we are still identifying the actions that will be undertaken.

4.    Segment Information

Our two reportable segments are i) general rentals and ii) trench, power and pump. The general rentals segment includes the rental of i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, ii) aerial work platforms, such as boom lifts and scissor lifts and iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure.
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
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Primarily rented by our general rentals segment:
General construction and industrial equipment	43%	43%	43%
Aerial work platforms	32%	32%	32%
General tools and light equipment	7%	8%	10%
Primarily rented by our trench, power and pump segment:
Power and HVAC equipment	7%	7%	6%
Trench safety equipment	6%	6%	5%
Pumps	5%	4%	4%

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
The following table sets forth financial information by segment as of and for the years ended December 31, 2017, 2016 and 2015:

	General rentals	Trench, power and pump	Total
2017
Equipment rentals	$4,727	$988	$5,715
Sales of rental equipment	509	41	550
Sales of new equipment	159	19	178
Contractor supplies sales	65	15	80
Service and other revenues	105	13	118
Total revenue	5,565	1,076	6,641
Depreciation and amortization expense	1,188	195	1,383
Equipment rentals gross profit	1,950	490	2,440
Capital expenditures	1,675	214	1,889
Total assets	$13,351	$1,679	$15,030
2016
Equipment rentals	$4,166	$775	$4,941
Sales of rental equipment	459	37	496
Sales of new equipment	128	16	144
Contractor supplies sales	64	15	79
Service and other revenues	91	11	102
Total revenue	4,908	854	5,762
Depreciation and amortization expense	1,066	179	1,245
Equipment rentals gross profit	1,725	364	2,089
Capital expenditures	1,189	150	1,339
Total assets	$10,496	$1,492	$11,988
2015
Equipment rentals	$4,241	$708	$4,949
Sales of rental equipment	504	34	538
Sales of new equipment	137	20	157
Contractor supplies sales	67	12	79
Service and other revenues	83	11	94
Total revenue	5,032	785	5,817
Depreciation and amortization expense	1,071	173	1,244
Equipment rentals gross profit	1,819	328	2,147
Capital expenditures	1,439	197	1,636
Total assets	$10,561	$1,522	$12,083

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before (benefit) provision for income taxes:

	Year Ended December 31,
	2017	2016	2015
Total equipment rentals gross profit	$2,440	$2,089	$2,147
Gross profit from other lines of business	329	314	333
Selling, general and administrative expenses	(903)	(719)	(714)
Merger related costs	(50)	—	26
Restructuring charge	(50)	(14)	(6)
Non-rental depreciation and amortization	(259)	(255)	(268)
Interest expense, net	(464)	(511)	(567)
Other income, net	5	5	12
Income before (benefit) provision for income taxes	$1,048	$909	$963

We operate in the United States and Canada. The following table presents geographic area information for the years ended December 31, 2017, 2016 and 2015, except for balance sheet information, which is presented as of December 31, 2017 and 2016:

	Domestic	Foreign (Canada)	Total
2017
Equipment rentals	$5,253	$462	$5,715
Sales of rental equipment	494	56	550
Sales of new equipment	157	21	178
Contractor supplies sales	70	10	80
Service and other revenues	102	16	118
Total revenue	6,076	565	6,641
Rental equipment, net	7,264	560	7,824
Property and equipment, net	425	42	467
Goodwill and other intangibles, net	$4,642	$315	$4,957
2016
Equipment rentals	$4,524	$417	$4,941
Sales of rental equipment	444	52	496
Sales of new equipment	129	15	144
Contractor supplies sales	68	11	79
Service and other revenues	87	15	102
Total revenue	5,252	510	5,762
Rental equipment, net	5,709	480	6,189
Property and equipment, net	390	40	430
Goodwill and other intangibles, net	$3,699	$303	$4,002
2015
Equipment rentals	$4,452	$497	$4,949
Sales of rental equipment	480	58	538
Sales of new equipment	137	20	157
Contractor supplies sales	69	10	79
Service and other revenues	80	14	94
Total revenue	$5,218	$599	$5,817

5.    Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed three programs and have incurred total restructuring charges of $284.
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
The table below provides certain information concerning our restructuring charges under the closed restructuring programs:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2015:
Branch closure charges	$20	$2	$(9)	$13
Severance costs	—	4	(1)	3
Total	$20	$6	$(10)	$16
Year ended December 31, 2016:
Branch closure charges	$13	$10	$(7)	$16
Severance costs	3	4	(6)	1
Total	$16	$14	$(13)	$17
Year ended December 31, 2017:
Branch closure charges	$16	$2	$(5)	$13
Severance costs	1	—	(1)	—
Total	$17	$2	$(6)	$13

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
 As of December 31, 2017, we have incurred total restructuring charges under the closed restructuring programs of $236, comprised of $162 of branch closure charges and $74 of severance costs.
NES/Neff/Project XL Restructuring Program
In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 3 to the consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is discussed in note 3 to the consolidated financial statements. We expect to complete the restructuring program in the first half of 2018. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken.

The table below provides certain information concerning our restructuring charges under the NES/Neff/Project XL restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2017:
Branch closure charges	$—	$9	$(1)	$8
Severance and other	—	39	(27)	12
Total	$—	$48	$(28)	$20

_________________

(1)
Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments. The above charges reflect the cumulative restructuring charges recognized associated with the NES/Neff/Project XL restructuring program.

6.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2017	2016
Rental equipment	$11,571	$9,413
Less accumulated depreciation	(3,747)	(3,224)
Rental equipment, net	$7,824	$6,189
For additional detail on the acquisitions of NES and Neff in April 2017 and October 2017, respectively, which accounted for a significant portion of the 2017 increase in rental equipment, see note 3 to our consolidated financial statements.

7.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2017	2016
Land	$102	$96
Buildings	238	212
Non-rental vehicles	112	93
Machinery and equipment	103	87
Furniture and fixtures	204	188
Leasehold improvements	245	221
	1,004	897
Less accumulated depreciation and amortization	(537)	(467)
Property and equipment, net	$467	$430

8.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2017:

	General rentals	Trench, power and pump	Total
Balance at January 1, 2015 (1)	$2,804	$468	$3,272
Goodwill related to acquisitions (2)	16	—	16
Foreign currency translation and other adjustments	(34)	(11)	(45)
Balance at December 31, 2015 (1)	2,786	457	3,243
Goodwill related to acquisitions (2)	5	4	9
Foreign currency translation and other adjustments	6	2	8
Balance at December 31, 2016 (1)	2,797	463	3,260
Goodwill related to acquisitions (2) (3)	797	8	805
Foreign currency translation and other adjustments	13	4	17
Balance at December 31, 2017 (1)	$3,607	$475	$4,082

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

(3)
For additional detail on the acquisitions of NES and Neff in April 2017 and October 2017, respectively, which accounted for most of the 2017 goodwill related to acquisitions, see note 3 to our consolidated financial statements.

Other intangible assets were comprised of the following at December 31, 2017 and 2016:

	December 31, 2017
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	31 months	$71	$62	$9
Customer relationships	9 years	$1,750	$884	$866

	December 31, 2016
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	28 months	$70	$57	$13
Customer relationships	10 years	$1,465	$737	$728
Trade names and associated trademarks	4 months	$80	$79	$1

Our other intangibles assets, net at December 31, 2017 include the following assets associated with the acquisitions of NES and Neff discussed in note 3 to our consolidated financial statements. No residual value has been assigned to these assets which are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	December 31, 2017
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Customer relationships-NES	9 years	$119
Customer relationships-Neff	10 years	$146

Amortization expense for other intangible assets was $173, $174 and $193 for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2018	$179
2019	158
2020	136
2021	115
2022	94
Thereafter	193
Total	$875

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2017	2016
Self-insurance accruals	$42	$35
Accrued compensation and benefit costs	128	55
Property and income taxes payable	25	23
Restructuring reserves (1)	33	17
Interest payable	131	79
Deferred revenue (2)	46	40
National accounts accrual	50	40
Other (3)	81	55
Accrued expenses and other liabilities	$536	$344
_________________

(1)	Relates to branch closure charges and severance costs. See note 5 for additional detail.

(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 ("Revenue Recognition") for additional detail.

(3)	Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2017	2016
Self-insurance accruals	$58	$59
Property and income taxes payable	52	—
Accrued compensation and benefit costs	10	8
Other long-term liabilities	$120	$67

10.    Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. We are exposed to certain risks relating to our ongoing business operations. During the year ended December 31, 2017, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At December 31, 2017, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the year ended December 31, 2017, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At December 31, 2017, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2017, represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at December 31, 2017 were designated and qualify as cash flow hedges and the effective portion of the unrealized gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our consolidated statements of income during the current period. As of December 31, 2017, we had outstanding fixed price swap contracts covering 4.7 million gallons of diesel which will be purchased throughout 2018 and 2019.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2017, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value occurred. During the year ended December 31, 2017, forward contracts were used to purchase $1.07 billion Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the year ended December 31, 2017. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of December 31, 2017 and 2016, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, accrued expenses and other liabilities, and accumulated other comprehensive income in our consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the years ended December 31, 2017, 2016 and 2015 associated with the forward contracts to purchase Canadian dollars. Operating cash flows in our consolidated statement of cash flows for the years ended December 31, 2017, 2016 and 2015 include $17, $29 and $35, respectively, associated with the fixed price diesel swaps, comprised of 1) the cost to purchase 6.7 million, 10.1 million and 10.6 million hedged gallons of diesel during the years ended December 31, 2017, 2016 and 2015, respectively, and 2) cash paid to or received from the counterparties to the fixed price swaps.
The effect of our derivative instruments on our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Year ended December 31, 2017:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(18)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	13	(13)
Year ended December 31, 2016:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(6)	(23)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(3)	3
Year ended December 31, 2015:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	(7)	(29)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(5)	5
 * Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 6.7 million, 10.1 million and 10.6 million gallons of diesel covered by the fixed price swaps during the years ended December 31, 2017, 2016 and 2015, respectively.

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
Assets and Liabilities Measured at Fair Value
As of December 31, 2017 and 2016, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of December 31, 2017 and 2016, immaterial amounts ($1 or less) were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities in our consolidated balance sheets, reflecting the fair values of the fixed price swap contracts. As discussed in note 10 to the consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of December 31, 2017, we have fixed price swap contracts covering 4.7 million gallons of diesel which we will buy throughout 2018 and 2019 at the average contract price of $2.81 per gallon, while the average forward price for the hedged gallons was $2.98 per gallon as of December 31, 2017.
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”) and accounts receivable securitization facility approximate their book values as of December 31, 2017 and 2016. The estimated fair values of our other financial instruments at December 31, 2017 and 2016 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Senior and senior subordinated notes	$7,008	$7,340	$5,506	$5,715
Level 3:
Capital leases (1)	67	65	71	70

(1)	The fair value of capital leases reflects the present value of the leases using a 7.0 percent interest rate.

12.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	December 31,
	2017	2016
Accounts Receivable Securitization Facility (1)	$695	$568
$3.0 billion ABL Facility (1)	1,670	1,645
7 5/8 percent Senior Notes (2)	—	469
6 1/8 percent Senior Notes (2)	—	936
4 5/8 percent Senior Secured Notes due 2023	992	991
5 3/4 percent Senior Notes due 2024	841	839
5 1/2 percent Senior Notes due 2025	793	792
4 5/8 percent Senior Notes due 2025 (3)	740	—
5 7/8 percent Senior Notes due 2026 (3)	998	740
5 1/2 percent Senior Notes due 2027 (3)	990	739
4 7/8 percent Senior Notes due 2028 (3)	1,648	—
4 7/8 percent Senior Notes due 2028 (3)	6	—
Capital leases	67	71
Total debt	9,440	7,790
Less short-term portion	(723)	(597)
Total long-term debt	$8,717	$7,193

(1)
$1.282 billion and $80 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2017. The ABL facility availability is reflected net of $40 of letters of credit. At December 31, 2017, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 3.0 percent and 2.3 percent, respectively.

(2)
In 2017, we redeemed all of our 7 5/8 percent Senior Notes and 6 1/8 percent Senior Notes. Upon redemption, we recognized an aggregate loss of $54 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(3)
In 2017, URNA issued i) $750 principal amount of 4 5/8 percent Senior Notes due 2025, ii) $250 principal amount of 5 7/8 percent Senior Notes due 2026, as an add-on to our existing 5 7/8 percent Senior Notes due 2026, iii) $250 principal amount of 5 1/2 percent Senior Notes due 2027, as an add-on to our existing 5 1/2 percent Senior Notes due 2027, and iv) $1.675 billion principal amount of 4 7/8 percent Senior Notes due 2028 (comprised of separate and distinct issuances of $925 in August 2017 and $750 in September 2017). As discussed in note 3 to the consolidated financial statements, a portion of the proceeds from the debt issuances was used to partially finance the acquisitions of NES and Neff in April 2017 and October 2017, respectively. Additionally, a portion of the proceeds was used to finance the debt redemptions discussed above. As discussed below, following the issuances of the 4 7/8 percent Senior Notes in August 2017 and September 2017, we consummated an exchange offer pursuant to which approximately $744 of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. See below for additional detail on the issued debt.

Short-term debt
As of December 31, 2017, our short-term debt primarily reflects $695 of borrowings under our accounts receivable securitization facility. As discussed below, in 2017, we amended and extended our accounts receivable securitization facility. During the year ended December 31, 2017, the monthly average amount outstanding under the accounts receivable securitization facility was $605 and the weighted-average interest rate thereon was 1.9 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the year ended December 31, 2017 was $695.
Accounts Receivable Securitization Facility. In 2017, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date. The amended facility expires on August 28, 2018, has a facility size of $775, and may be extended on a 364-day basis by mutual agreement of the Company and the lenders under the facility. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2017, there were $905 of receivables, net of applicable reserves, in the collateral pool;

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

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended. The size of the ABL facility was $3.0 billion as of December 31, 2017.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2021. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers' Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial maintenance covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2017, availability under the ABL facility has exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
As of December 31, 2017, the ABL facility was our only long-term variable rate debt instrument. During the year ended December 31, 2017, the monthly average amount outstanding under the ABL facility was $1.32 billion and the weighted-average interest rate thereon was 2.6 percent. The maximum month-end amount outstanding under the ABL facility during the year ended December 31, 2017 was $1.80 billion.
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

5 3/4 percent Senior Notes due 2024. In March 2014, URNA issued $850 aggregate principal amount of 5 3/4 percent Senior Notes (the “5 3/4 percent Notes”), which are due November 15, 2024. The net proceeds from the issuance were approximately $837 (after deducting offering expenses). The 5 3/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after May 15, 2019, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on May 15, 2019, to 100 percent in the 12-month period commencing on May 15, 2022 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
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
4 5/8 percent Senior Notes due 2025. In September 2017, URNA issued $750 principal amount of 4 5/8 percent Senior Notes (the “4 5/8 percent Notes”) which are due October 15, 2025. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 4 5/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 4 5/8 percent Notes may be redeemed on or after October 15, 2020, at specified redemption prices that range from 102.313 percent in 2020, to 100 percent in 2022 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the 4 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the 4 5/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
5 7/8 percent Senior Notes due 2026. In May 2016, URNA issued $750 aggregate principal amount of 5 7/8 percent Senior Notes (the “5 7/8 percent Notes”) which are due September 15, 2026. In February 2017, URNA issued $250 aggregate principal amount of 5 7/8 percent Notes as an add-on to the existing 5 7/8 percent Notes, after which the aggregate principal amount of outstanding 5 7/8 percent Notes was $1.0 billion. The notes issued in February 2017 have identical terms, and are fungible, with the existing 5 7/8 percent Notes. The net proceeds from the issuances were approximately $999 (including the original issue premium and after deducting offering expenses). The 5 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 7/8 percent Notes may be redeemed on or after September 15, 2021, at specified redemption prices that range from 102.938 percent in 2021, to 100 percent in 2024 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 5 7/8 percent Notes includes the $11 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2026. The effective interest rate on the 5 7/8 percent Notes is 5.7 percent.
5 1/2 percent Senior Notes due 2027. In November 2016, URNA issued $750 aggregate principal amount of 5 1/2 percent Senior Notes which are due May 15, 2027 (the “2027 5 1/2 percent Notes”). In February 2017, URNA issued $250 aggregate principal amount of 2027 5 1/2 percent Notes as an add-on to the existing 2027 5 1/2 percent Notes, after which the aggregate principal amount of outstanding 2027 5 1/2 percent Notes was $1.0 billion. The notes issued in February 2017 have identical terms, and are fungible, with the existing 2027 5 1/2 percent Notes. The net proceeds from the issuances were approximately $991 (including the original issue premium and after deducting offering expenses). The 2027 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 2027 5 1/2 percent Notes may be redeemed on or after May 15, 2022, at specified redemption prices that range from 102.75 percent in 2022, to 100 percent in 2025 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 2027 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 2027 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 2027 5 1/2 percent Notes includes the $3 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2027. The effective interest rate on the 2027 5 1/2 percent Notes is 5.5 percent.
4 7/8 percent Senior Notes due 2028. In August 2017, URNA issued $925 principal amount of 4 7/8 percent Senior Notes (the “Initial 4 7/8 percent Notes”) which are due January 15, 2028. The net proceeds from the issuance were approximately $913 (after deducting offering expenses). The Initial 4 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The Initial 4 7/8 percent Notes may be redeemed on or after January 15, 2023, at specified redemption prices that range from 102.438 percent in 2023, to 100 percent in 2026 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the Initial 4 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the Initial 4 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding Initial 4 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
In September 2017, URNA issued $750 principal amount of 4 7/8 percent Senior Notes (the “Subsequent 4 7/8 percent Notes”) which are due January 15, 2028. The net proceeds from the issuance were approximately $743 (including the original issue premium and after deducting offering expenses). The Subsequent 4 7/8 percent Notes represent a separate a distinct series of notes from the Initial 4 7/8 percent Notes. The Subsequent 4 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The Subsequent 4 7/8 percent Notes may be redeemed on or after January 15, 2023, at specified redemption prices that range from 102.438 percent in 2023, to 100 percent in 2026 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the Subsequent 4 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the Subsequent 4 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding Subsequent 4 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The effective interest rate on the Subsequent 4 7/8 percent Notes is 4.84 percent.
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. After the consummation of the exchange offer, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $6 for the Subsequent 4 7/8 percent Notes. The carrying value of the Initial 4 7/8 percent Notes includes $2 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Initial 4 7/8 percent Notes is 4.86 percent.

Loan Covenants and Compliance
As of December 31, 2017, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2017, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2017 are as follows:

2018	$723
2019	20
2020	11
2021	1,683
2022	1
Thereafter	7,078
Total	$9,516

13.    Income Taxes
The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of (i) the effects on our existing deferred tax balances and (ii) the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment. We recognized an income tax benefit of $689 in the year ended December 31, 2017 associated with the items we could reasonably estimate. This benefit reflects (i) the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, partially offset by (ii) a one-time transition tax on our unremitted foreign earnings and profits, which we will elect to pay over an eight-year period.
We are still analyzing the Act and refining our calculations, which could potentially impact the measurement of our tax balances. The substantial 2017 impact of the enactment of the Act is reflected in the tables below.
The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2017 are as follows:

	Year ended December 31,
	2017	2016	2015
Current
Federal	$190	$186	$13
Foreign	15	10	15
State and local	30	24	14
	235	220	42
Deferred
Federal	(580)	119	300
Foreign	(2)	(1)	5
State and local	49	5	31
	(533)	123	336
Total	$(298)	$343	$378

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to the income before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2017 is as follows:

	Year ended December 31,
	2017	2016	2015
Computed tax at statutory tax rate	$367	$318	$337
State income taxes, net of federal tax benefit	34	21	41
Non-deductible expenses and other	(3)	9	8
Enactment of the Tax Cuts and Jobs Act	(689)	—	—
Foreign taxes	(7)	(5)	(8)
Total	$(298)	$343	$378

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2017	December 31, 2016
Reserves and allowances	$87	$103
Debt cancellation and other	13	33
Net operating loss and credit carryforwards	192	28
Total deferred tax assets	292	164
Property and equipment	(1,498)	(1,820)
Intangibles	(174)	(231)
Valuation allowance	(39)	(9)
Total deferred tax liability	(1,711)	(2,060)
Total deferred income tax liability	$(1,419)	$(1,896)

We file income tax returns in the United States and in Canada. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2010.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $48, $29 and $70 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, unremitted earnings of foreign subsidiaries were approximately $617 and have been included in our computation of the transition tax associated with the enactment of the Act discussed above. We do not provide for U.S. taxes on our unremitted earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S.
We have net operating loss carryforwards (“NOLs”) of $587 for federal income tax purposes that expire from 2020 through 2037 and $773 for state income tax purposes that expire from 2017 through 2037. We have recorded valuation allowances against these deferred assets of $39 and $9 as of December 31, 2017 and 2016, respectively. The valuation allowance balance as of December 31, 2017 includes a full valuation allowance associated with a $26 foreign tax credit. In 2017, the Company utilized $289 of existing NOLs to offset federal and state tax liabilities.

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
Operating Leases
We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2017:

	Real Estate Leases	Non-Rental Equipment Leases
2018	$117	$43
2019	99	37
2020	77	31
2021	58	22
2022	35	15
Thereafter	39	9
Total	$425	$157
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
As discussed in note 2 to the consolidated financial statements (see "New Accounting Pronouncements-Leases"), we expect to adopt updated lease accounting guidance when it becomes effective, on January 1, 2019. Upon adoption of the updated guidance, our operating leases will result in lease assets and lease liabilities being recognized on the balance sheet. While our review of the updated lease accounting guidance is ongoing, we believe that the impact on our balance sheet, while not currently estimable, will be significant.
Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $160, $149 and $139 for the years ended December 31, 2017, 2016 and 2015, respectively.
Capital Leases
Capital lease obligations consist primarily of vehicle and building leases with periods expiring at various dates through 2028. Capital lease obligations were $67 and $71 at December 31, 2017 and 2016, respectively. The following table presents capital lease financial statement information for the years ended December 31, 2017, 2016 and 2015, except for balance sheet information, which is presented as of December 31, 2017 and 2016:

	2017	2016	2015
Depreciation of rental equipment	$21	$20	$20
Non-rental depreciation and amortization	2	3	3
Rental equipment	203	190
Less accumulated depreciation	(80)	(70)
Rental equipment, net	123	120
Property and equipment, net:
Non-rental vehicles	2	7
Buildings	21	21
Less accumulated depreciation and amortization	(14)	(16)
Property and equipment, net	$9	$12

Future minimum lease payments for capital leases for each of the next five years and thereafter at December 31, 2017 are as follows:

2018	$29
2019	21
2020	12
2021	6
2022	1
Thereafter	3
Total	72
Less amount representing interest (1)	(5)
Capital lease obligations	$67

(1)	The weighted average interest rate on our capital lease obligations as of December 31, 2017 was approximately 4.2 percent.
Employee Benefit Plans
We currently sponsor a defined contribution 401(k) retirement plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $26, $23 and $22 in the years ended December 31, 2017, 2016 and 2015, respectively.
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

15.    Common Stock

We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2017 and 2016, there were 0.5 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans.
As of December 31, 2017, there were an aggregate of 1.0 million outstanding time and performance-based RSUs and 2.6 million shares available for grant of stock and options under our 2010 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2016	507	21.37
Granted	105	60.89
Exercised	(63)	39.72
Canceled	—	—
Outstanding at December 31, 2017	549	26.80
Exercisable at December 31, 2017	480	$22.04
The following table presents information associated with options as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Intrinsic value of options outstanding as of December 31	$80	$43
Intrinsic value of options exercisable as of December 31	72	43
Intrinsic value of options exercised	6	4	7
Weighted-average grant date fair value per option	$84.60	$—	$—
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest over the performance period which is currently the calendar year. There were 346 thousand shares of common stock issued upon vesting of RSUs during 2017, net of 227 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2017	2016	2015
RSUs granted	809	901	463
Weighted-average grant date price per unit	$130.96	$60.55	$86.84

As of December 31, 2017, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $46. The weighted-average period over which this compensation cost is expected to be recognized is 2.1 years.
A summary of RSU activity for the year ended December 31, 2017 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2016	751	$71.29
Granted	809	130.96
Vested	(782)	110.37
Forfeited	(22)	93.13
Nonvested as of December 31, 2017	756	$94.07

The total fair value of RSUs vested during the fiscal years ended December 31, 2017, 2016 and 2015 was $101, $39, and $84, respectively.

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms on September 27, 2011. Our Board of Directors elected not to renew or extend the plan.

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2017 (1):
Total revenues	$1,356	$1,597	$1,766	$1,922	$6,641
Gross profit	514	655	773	827	2,769
Operating income	257	340	448	462	1,507
Net income (1)	109	141	199	897	1,346
Earnings per share—basic	1.29	1.67	2.36	10.60	15.91
Earnings per share—diluted (3)	1.27	1.65	2.33	10.45	15.73
For the year ended December 31, 2016 (2):
Total revenues	$1,310	$1,421	$1,508	$1,523	$5,762
Gross profit	500	590	656	657	2,403
Operating income	254	347	412	402	1,415
Net income	92	134	187	153	566
Earnings per share—basic	1.01	1.52	2.18	1.82	6.49
Earnings per share—diluted (3)	1.01	1.52	2.16	1.80	6.45

(1)
Net income for the fourth quarter and full year 2017 includes a benefit of $689, or $8.03 and $8.05 per diluted share for the fourth quarter and full year 2017, respectively, associated with the enactment of the Tax Cuts and Jobs Act discussed further in note 13 to our consolidated financial statements. The fourth quarter of 2017 includes $18 of merger related costs and $22 of restructuring charges primarily associated with the NES and Neff acquisitions discussed in note 3 to our consolidated financial statements. Additionally, in the fourth quarter of 2017, we redeemed the remaining $225 principal amount of our 7 5/8 percent Senior Notes due 2022. Upon the redemption of these notes, we recognized a loss of $11 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes. The fourth quarter of 2017 also reflects a year-over-year increase of $11 in stock compensation expense primarily due to the impact of increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards.

(2)
The fourth quarter of 2016 includes $6 of restructuring charges associated with the restructuring program we initiated in the fourth quarter of 2015 and closed in the fourth quarter of 2016, which is discussed further in note 5 to our consolidated financial statements. Additionally, in the fourth quarter of 2016, we redeemed $850 principal amount of our 7 5/8 percent Senior Notes due 2022 and issued $750 principal amount of 5 1/2 percent Senior Notes due 2027. Upon the partial redemption of the 7 5/8 percent Senior Notes due 2022, we recognized a loss of $65 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(3)	Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2017:
Merger related costs (4)	$(0.02)	$(0.09)	$(0.12)	$(0.13)	$(0.36)
Merger related intangible asset amortization (5)	$(0.28)	$(0.30)	$(0.27)	$(0.32)	$(1.15)
Impact on depreciation related to acquired fleet and property and equipment (6)	—	0.03	(0.07)	(0.01)	(0.05)
Impact of the fair value mark-up of acquired fleet (7)	(0.06)	(0.13)	(0.17)	(0.23)	(0.59)
Restructuring charge (8)	—	(0.14)	(0.07)	(0.15)	(0.36)
Asset impairment charge (9)	—	—	—	—	(0.01)
Loss on extinguishment of debt securities and amendment of ABL facility	—	(0.09)	(0.22)	(0.08)	(0.39)
For the year ended December 31, 2016:
Merger related intangible asset amortization (5)	$(0.30)	$(0.28)	$(0.28)	$(0.29)	$(1.12)
Impact of the fair value mark-up of acquired fleet (7)	(0.06)	(0.06)	(0.05)	(0.06)	(0.25)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (10)	—	—	—	—	0.01
Restructuring charge (8)	(0.01)	(0.02)	(0.02)	(0.05)	(0.11)
Asset impairment charge (9)	(0.02)	—	—	—	(0.03)
Loss on extinguishment of debt securities and amendment of ABL facility	—	(0.18)	(0.07)	(0.47)	(0.70)

(4)	This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 3 to our consolidated financial statements.

(5)	This reflects the amortization of the intangible assets acquired in the RSC, National Pump, NES and Neff acquisitions.

(6)
This reflects the impact of extending the useful lives of equipment acquired in the RSC, NES and Neff acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(7)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES and Neff acquisitions and subsequently sold.

(8)	As discussed in note 5 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.

(9)	This reflects write-offs of leasehold improvements and other fixed assets in connection with our restructuring programs.

(10)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

17.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Net income and earnings per share for 2017 include the significant impact of the enactment of the Tax Cuts and Jobs Act discussed further in note 13 to the consolidated financial statements. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income available to common stockholders	$1,346	$566	$585
Denominator:
Denominator for basic earnings per share—weighted-average common shares	84,599	87,217	95,170
Effect of dilutive securities:
Employee stock options and warrants	403	277	300
4 percent Convertible Senior Notes	—	—	660
Restricted stock units	560	281	249
Denominator for diluted earnings per share—adjusted weighted-average common shares	85,562	87,775	96,379
Basic earnings per share	$15.91	$6.49	$6.14
Diluted earnings per share	$15.73	$6.45	$6.07

18.    Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has certain outstanding indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met, designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants or, other than with respect to the guarantees of the 5 3/4 percent Senior Notes due 2024, the notes being rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of December 31, 2017, the amount available for distribution under the most restrictive of these covenants was $982. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of December 31, 2017, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $1.869 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$23	$—	$329	$—	$—	$352
Accounts receivable, net	—	56	—	119	1,058	—	1,233
Intercompany receivable (payable)	887	(677)	(198)	(124)	—	112	—
Inventory	—	68	—	7	—	—	75
Prepaid expenses and other assets	4	219	111	2	—	(224)	112
Total current assets	891	(311)	(87)	333	1,058	(112)	1,772
Rental equipment, net	—	7,264	—	560	—	—	7,824
Property and equipment, net	41	352	32	42	—	—	467
Investments in subsidiaries	2,194	1,148	1,087	—	—	(4,429)	—
Goodwill	—	3,815	—	267	—	—	4,082
Other intangibles, net	—	827	—	48	—	—	875
Other long-term assets	3	7	—	—	—	—	10
Total assets	$3,129	$13,102	$1,032	$1,250	$1,058	$(4,541)	$15,030
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$25	$—	$2	$695	$—	$723
Accounts payable	—	366	—	43	—	—	409
Accrued expenses and other liabilities	—	477	17	41	1	—	536
Total current liabilities	1	868	17	86	696	—	1,668
Long-term debt	1	8,596	117	3	—	—	8,717
Deferred taxes	21	1,324	—	74	—	—	1,419
Other long-term liabilities	—	120	—	—	—	—	120
Total liabilities	23	10,908	134	163	696	—	11,924
Total stockholders’ equity (deficit)	3,106	2,194	898	1,087	362	(4,541)	3,106
Total liabilities and stockholders’ equity (deficit)	$3,129	$13,102	$1,032	$1,250	$1,058	$(4,541)	$15,030

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$21	$—	$291	$—	$—	$312
Accounts receivable, net	—	38	—	96	786	—	920
Intercompany receivable (payable)	336	(137)	(188)	(115)	—	104	—
Inventory	—	61	—	7	—	—	68
Prepaid expenses and other assets	5	51	—	5	—	—	61
Total current assets	341	34	(188)	284	786	104	1,361
Rental equipment, net	—	5,709	—	480	—	—	6,189
Property and equipment, net	38	326	26	40	—	—	430
Investments in subsidiaries	1,292	1,013	978	—	—	(3,283)	—
Goodwill	—	3,013	—	247	—	—	3,260
Other intangibles, net	—	686	—	56	—	—	742
Other long-term assets	—	6	—	—	—	—	6
Total assets	$1,671	$10,787	$816	$1,107	$786	$(3,179)	$11,988
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$25	$—	$3	$568	$—	$597
Accounts payable	—	217	—	26	—	—	243
Accrued expenses and other liabilities	—	305	13	25	1	—	344
Total current liabilities	1	547	13	54	569	—	1,184
Long-term debt	2	7,076	111	4	—	—	7,193
Deferred taxes	20	1,805	—	71	—	—	1,896
Other long-term liabilities	—	67	—	—	—	—	67
Total liabilities	23	9,495	124	129	569	—	10,340
Total stockholders’ equity (deficit)	1,648	1,292	692	978	217	(3,179)	1,648
Total liabilities and stockholders’ equity (deficit)	$1,671	$10,787	$816	$1,107	$786	$(3,179)	$11,988

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2017

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$5,253	$—	$462	$—	$—	$5,715
Sales of rental equipment	—	494	—	56	—	—	550
Sales of new equipment	—	157	—	21	—	—	178
Contractor supplies sales	—	70	—	10	—	—	80
Service and other revenues	—	102	—	16	—	—	118
Total revenues	—	6,076	—	565	—	—	6,641
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,933	—	218	—	—	2,151
Depreciation of rental equipment	—	1,033	—	91	—	—	1,124
Cost of rental equipment sales	—	302	—	28	—	—	330
Cost of new equipment sales	—	134	—	18	—	—	152
Cost of contractor supplies sales	—	49	—	7	—	—	56
Cost of service and other revenues	—	51	—	8	—	—	59
Total cost of revenues	—	3,502	—	370	—	—	3,872
Gross profit	—	2,574	—	195	—	—	2,769
Selling, general and administrative expenses	103	682	—	80	38	—	903
Merger related costs	—	50	—	—	—	—	50
Restructuring charge	—	49	—	1	—	—	50
Non-rental depreciation and amortization	15	223	—	21	—	—	259
Operating (loss) income	(118)	1,570	—	93	(38)	—	1,507
Interest (income) expense, net	(15)	469	3	—	12	(5)	464
Other (income) expense, net	(543)	596	—	45	(103)	—	(5)
Income (loss) before provision (benefit) for income taxes	440	505	(3)	48	53	5	1,048
Provision (benefit) for income taxes	144	(469)	—	12	15	—	(298)
Income (loss) before equity in net earnings (loss) of subsidiaries	296	974	(3)	36	38	5	1,346
Equity in net earnings (loss) of subsidiaries	1,050	76	36	—	—	(1,162)	—
Net income (loss)	1,346	1,050	33	36	38	(1,157)	1,346
Other comprehensive income (loss)	67	67	67	55	—	(189)	67
Comprehensive income (loss)	$1,413	$1,117	$100	$91	$38	$(1,346)	$1,413

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2016

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,524	$—	$417	$—	$—	$4,941
Sales of rental equipment	—	444	—	52	—	—	496
Sales of new equipment	—	129	—	15	—	—	144
Contractor supplies sales	—	68	—	11	—	—	79
Service and other revenues	—	87	—	15	—	—	102
Total revenues	—	5,252	—	510	—	—	5,762
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,669	—	193	—	—	1,862
Depreciation of rental equipment	—	900	—	90	—	—	990
Cost of rental equipment sales	—	265	—	27	—	—	292
Cost of new equipment sales	—	107	—	12	—	—	119
Cost of contractor supplies sales	—	47	—	8	—	—	55
Cost of service and other revenues	—	35	—	6	—	—	41
Total cost of revenues	—	3,023	—	336	—	—	3,359
Gross profit	—	2,229	—	174	—	—	2,403
Selling, general and administrative expenses	43	579	—	72	25	—	719
Restructuring charge	—	7	—	7	—	—	14
Non-rental depreciation and amortization	15	216	—	24	—	—	255
Operating (loss) income	(58)	1,427	—	71	(25)	—	1,415
Interest (income) expense, net	(6)	509	3	2	8	(5)	511
Other (income) expense, net	(471)	521	—	40	(95)	—	(5)
Income (loss) before provision for income taxes	419	397	(3)	29	62	5	909
Provision for income taxes	154	157	—	8	24	—	343
Income (loss) before equity in net earnings (loss) of subsidiaries	265	240	(3)	21	38	5	566
Equity in net earnings (loss) of subsidiaries	301	61	21	—	—	(383)	—
Net income (loss)	566	301	18	21	38	(378)	566
Other comprehensive income (loss)	32	32	28	22	—	(82)	32
Comprehensive income (loss)	$598	$333	$46	$43	$38	$(460)	$598

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2015

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,452	$—	$497	$—	$—	$4,949
Sales of rental equipment	—	480	—	58	—	—	538
Sales of new equipment	—	137	—	20	—	—	157
Contractor supplies sales	—	69	—	10	—	—	79
Service and other revenues	—	80	—	14	—	—	94
Total revenues	—	5,218	—	599	—	—	5,817
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,603	—	223	—	—	1,826
Depreciation of rental equipment	—	881	—	95	—	—	976
Cost of rental equipment sales	—	279	—	32	—	—	311
Cost of new equipment sales	—	115	—	16	—	—	131
Cost of contractor supplies sales	—	48	—	7	—	—	55
Cost of service and other revenues	—	33	—	5	—	—	38
Total cost of revenues	—	2,959	—	378	—	—	3,337
Gross profit	—	2,259	—	221	—	—	2,480
Selling, general and administrative expenses	5	596	1	79	33	—	714
Merger related costs	—	(26)	—	—	—	—	(26)
Restructuring charge	—	5	—	1	—	—	6
Non-rental depreciation and amortization	15	228	1	24	—	—	268
Operating (loss) income	(20)	1,456	(2)	117	(33)	—	1,518
Interest (income) expense, net	(3)	559	8	3	5	(5)	567
Other (income) expense, net	(471)	513	—	44	(98)	—	(12)
Income (loss) before provision (benefit) for income taxes	454	384	(10)	70	60	5	963
Provision (benefit) for income taxes	201	141	(5)	18	23	—	378
Income (loss) before equity in net earnings (loss) of subsidiaries	253	243	(5)	52	37	5	585
Equity in net earnings (loss) of subsidiaries	332	89	52	—	—	(473)	—
Net income (loss)	585	332	47	52	37	(468)	585
Other comprehensive (loss) income	(176)	(176)	(175)	(139)	—	490	(176)
Comprehensive income (loss)	$409	$156	$(128)	$(87)	$37	$22	$409

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2017

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$21	$2,312	$(3)	$132	$(232)	$—	$2,230
Net cash used in investing activities	(21)	(3,575)	—	(109)	—	—	(3,705)
Net cash provided by (used in) financing activities	—	1,265	3	(3)	232	—	1,497
Effect of foreign exchange rates	—	—	—	18	—	—	18
Net increase in cash and cash equivalents	—	2	—	38	—	—	40
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$23	$—	$329	$—	$—	$352

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2016

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$9	$1,774	$(3)	$136	$37	$—	$1,953
Net cash used in investing activities	(9)	(844)	—	(6)	—	—	(859)
Net cash (used in) provided by financing activities	—	(927)	3	(3)	(37)	—	(964)
Effect of foreign exchange rates	—	—	—	3	—	—	3
Net increase in cash and cash equivalents	—	3	—	130	—	—	133
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$21	$—	$291	$—	$—	$312

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2015

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$13	$1,804	$(3)	$170	$11	$—	$1,995
Net cash used in investing activities	(13)	(1,035)	—	(122)	—	—	(1,170)
Net cash (used in) provided by financing activities	—	(759)	3	(8)	(11)	—	(775)
Effect of foreign exchange rate	—	—	—	(29)	—	—	(29)
Net increase in cash and cash equivalents	—	10	—	11	—	—	21
Cash and cash equivalents at beginning of period	—	8	—	150	—	—	158
Cash and cash equivalents at end of period	$—	$18	$—	$161	$—	$—	$179

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Acquired	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2017:
Allowance for doubtful accounts	$54	$6	$40	$32	(a)	$68
Reserve for obsolescence and shrinkage	3	2	20	18	(b)	7
Self-insurance reserve	94	6	122	122	(c)	100
Year ended December 31, 2016:
Allowance for doubtful accounts	$55	$—	$24	$25	(a)	$54
Reserve for obsolescence and shrinkage	4	—	17	18	(b)	3
Self-insurance reserve	90	—	108	104	(c)	94
Year ended December 31, 2015:
Allowance for doubtful accounts	$43	$—	$32	$20	(a)	$55
Reserve for obsolescence and shrinkage	3	—	18	17	(b)	4
Self-insurance reserve	92	—	110	112	(c)	90

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
The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The Company’s financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm, as indicated in the following report. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited United Rentals Inc.’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (“The Company’) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated January 24, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Stamford, Connecticut
January 24, 2018

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which is expected to be filed with the SEC on or before March 27, 2018.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2018 Proxy Statement, which is expected to be filed with the SEC on or before March 27, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2018 Proxy Statement, which is expected to be filed with the SEC on or before March 27, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2018 Proxy Statement, which is expected to be filed with the SEC on or before March 27, 2018.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2018 Proxy Statement, which is expected to be filed with the SEC on or before March 27, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2017 and 2016
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2017, 2016 and 2015
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

2	(d)
Agreement and Plan of Merger, dated as of January 25, 2017, by and among United Rentals (North America), Inc., UR Merger Sub II Corporation, NES Rentals Holdings II, Inc. and Diamond Castle Holdings, LLC, solely in its capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on January 27, 2017)

2	(e)
Agreement and Plan of Merger, dated as of August 16, 2017, by and among United Rentals (North America), Inc., UR Merger Sub III Corporation and Neff Corporation (incorporated herein by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on August 17, 2017

3	(a)
Fourth Restated Certificate of Incorporation of United Rentals, Inc., dated June 1, 2017 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 2, 2017)

3	(b)
Amended and Restated By-laws of United Rentals, Inc., amended as of May 4, 2017 (incorporated by reference to Exhibit 3.4 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 4, 2017)

Exhibit Number		Description of Exhibit
3	(c)
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

4	(c)
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

4	(d)
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

4	(e)
Indenture for the 5 7/8 percent Notes due 2026, dated as of May 13, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2026 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 13, 2016)

4	(f)
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

4	(g)
Indenture for the 4 7/8 percent Notes due 2028, dated as of August 11, 2017, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2028 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on August 11, 2017)

4	(h)
Indenture for the 4 5/8 percent Notes due 2025, dated as of September 22, 2017, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2025 Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on September 22, 2017)

4	(i)
Indenture for the 4 7/8 percent Notes due 2028, dated as of September 22, 2017, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of 2028 Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on September 22, 2017)

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

10	(r)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2017)

10	(s)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

Exhibit Number		Description of Exhibit
10	(t)
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

Exhibit Number		Description of Exhibit
10	(jj)
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

10	(mm)
Amended Employment Agreement, dated April 28, 2008, between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

10	(nn)
Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2013) ‡

10	(oo)	Employment Agreement, effective as of December 1, 2014 between United Rentals, Inc. and Jessica Graziano‡

10	(pp)	Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Jeffrey Fenton‡

10	(qq)	Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Craig Pintoff‡

10	(rr)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

10	(ss)
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

10	(tt)
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

10	(uu)
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

10	(vv)
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

10	(ww)
Supplement to the Intellectual Property Security Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.9 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(xx)
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

Exhibit Number		Description of Exhibit
10	(yy)
Second Amended and Restated Canadian Security Agreement, dated as of March 31, 2015, among United Rentals of Canada, Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. referred to therein and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10	(zz)
Second Amended and Restated Canadian URFLP Guarantee Agreement, dated as of March 31, 2015, by United Rentals of Nova Scotia (No. 1), ULC and United Rentals of Nova Scotia (No. 2), ULC in favor of the U.S. secured parties referred to therein (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on April 1, 2015)

10	(aaa)
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

10	(ccc)
Intellectual Property Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(ddd)
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

10	(eee)
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

10	(fff)
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

10	(ggg)
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

10	(hhh)
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

Exhibit Number		Description of Exhibit
10	(iii)
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

10	(jjj)
Assignment and Acceptance Agreement and Amendment No. 6 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 4 to Third Amended and Restated Purchase and Contribution Agreement, dated as of August 29, 2017, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Bank of Montreal and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on August 29, 2017)

10	(kkk)
Amendment No. 7 to Third Amended and Restated Receivables Purchase Agreement dated as of December 1, 2017, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Bank of Montreal and The Toronto-Dominion Bank)(incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 1, 2017)

10	(lll)
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

10	(ooo)
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

101
The following materials from the Annual Report on Form 10-K for the Company and URNA, for the year ended December 31, 2017, filed on January 24, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule to the Consolidated Financial Statements.

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

UNITED RENTALS, INC.
Date:	January 22, 2018	By:	/s/ MICHAEL J. KNEELAND
Michael J. Kneeland, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ JENNE K. BRITELL	Chairman	January 22, 2018
Jenne K. Britell

/S/ JOSÉ B. ALVAREZ	Director	January 22, 2018
José B. Alvarez

/S/ BOBBY J. GRIFFIN	Director	January 22, 2018
Bobby J. Griffin

/S/ GRACIA MARTORE	Director	January 22, 2018
Gracia Martore

/S/ SINGLETON B. MCALLISTER	Director	January 22, 2018
Singleton B. McAllister

/S/ JASON D. PAPASTAVROU	Director	January 22, 2018
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 22, 2018
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 22, 2018
Donald C. Roof

/S/ SHIV SINGH	Director	January 22, 2018
Shiv Singh

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	January 22, 2018
Michael J. Kneeland

/S/ WILLIAM B. PLUMMER	Chief Financial Officer (Principal Financial Officer)	January 22, 2018
William B. Plummer

/S/ JESSICA T. GRAZIANO	Senior Vice President, Controller (Principal Accounting Officer)	January 22, 2018
Jessica T. Graziano