Form 10-Q
period 2018-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2018-04-18
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of April 16, 2018, there were 83,596,643 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

•
our significant indebtedness (which totaled $9.1 billion at March 31, 2018) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

•	increases in our maintenance and replacement costs and/or decreases in the residual value of our equipment; and

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$278	$352
Accounts receivable, net of allowance for doubtful accounts of $67 at March 31, 2018 and $68 at December 31, 2017	1,154	1,233
Inventory	84	75
Prepaid expenses and other assets	74	112
Total current assets	1,590	1,772
Rental equipment, net	7,678	7,824
Property and equipment, net	467	467
Goodwill	4,115	4,082
Other intangible assets, net	825	875
Other long-term assets	13	10
Total assets	$14,688	$15,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$726	$723
Accounts payable	513	409
Accrued expenses and other liabilities	402	536
Total current liabilities	1,641	1,668
Long-term debt	8,412	8,717
Deferred taxes	1,455	1,419
Other long-term liabilities	122	120
Total liabilities	11,630	11,924
Common stock—$0.01 par value, 500,000,000 shares authorized, 112,844,860 and 83,919,748 shares issued and outstanding, respectively, at March 31, 2018 and 112,394,395 and 84,463,662 shares issued and outstanding, respectively, at December 31, 2017	1	1
Additional paid-in capital	2,327	2,356
Retained earnings	3,188	3,005
Treasury stock at cost—28,925,112 and 27,930,733 shares at March 31, 2018 and December 31, 2017, respectively	(2,282)	(2,105)
Accumulated other comprehensive loss	(176)	(151)
Total stockholders’ equity	3,058	3,106
Total liabilities and stockholders’ equity	$14,688	$15,030
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Equipment rentals	$1,459	$1,166
Sales of rental equipment	181	106
Sales of new equipment	42	39
Contractor supplies sales	18	18
Service and other revenues	34	27
Total revenues	1,734	1,356
Cost of revenues:
Cost of equipment rentals, excluding depreciation	592	474
Depreciation of rental equipment	322	248
Cost of rental equipment sales	107	60
Cost of new equipment sales	37	34
Cost of contractor supplies sales	12	13
Cost of service and other revenues	18	13
Total cost of revenues	1,088	842
Gross profit	646	514
Selling, general and administrative expenses	232	193
Merger related costs	1	2
Restructuring charge	2	—
Non-rental depreciation and amortization	71	62
Operating income	340	257
Interest expense, net	109	94
Other (income) expense, net	(1)	2
Income before provision for income taxes	232	161
Provision for income taxes	49	52
Net income	$183	$109
Basic earnings per share	$2.18	$1.29
Diluted earnings per share	$2.15	$1.27
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2018	2017
Net income	$183	$109
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(25)	9
Fixed price diesel swaps	—	(1)
Other comprehensive (loss) income	(25)	8
Comprehensive income (1)	$158	$117

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2018 or 2017. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during 2018 or 2017.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				183
Foreign currency translation adjustments							(25)
Stock compensation expense, net	1		19
Exercise of common stock options			1
Shares repurchased and retired			(49)
Repurchase of common stock	(1)				1	(177)
Balance at March 31, 2018	84	$1	$2,327	$3,188	29	$(2,282)	$(176)

(1)Common stock outstanding increased by less than 1 million net shares during the year ended December 31, 2017.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$183	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	310
Amortization of deferred financing costs and original issue discounts	3	2
Gain on sales of rental equipment	(74)	(46)
Gain on sales of non-rental equipment	(1)	(1)
Gain on insurance proceeds from damaged equipment	(2)	(1)
Stock compensation expense, net	19	16
Merger related costs	1	2
Restructuring charge	2	—
Increase in deferred taxes	37	10
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	80	65
Increase in inventory	(9)	(6)
Decrease in prepaid expenses and other assets	42	9
Increase in accounts payable	103	139
(Decrease) increase in accrued expenses and other liabilities	(135)	14
Net cash provided by operating activities	642	622
Cash Flows From Investing Activities:
Purchases of rental equipment	(280)	(219)
Purchases of non-rental equipment	(33)	(22)
Proceeds from sales of rental equipment	181	106
Proceeds from sales of non-rental equipment	4	2
Insurance proceeds from damaged equipment	2	1
Purchases of other companies, net of cash acquired	(52)	—
Purchases of investments	—	(1)
Net cash used in investing activities	(178)	(133)
Cash Flows From Financing Activities:
Proceeds from debt	2,256	1,502
Payments of debt	(2,563)	(1,939)
Proceeds from the exercise of common stock options	1	1
Common stock repurchased	(226)	(23)
Payments of financing costs	—	(7)
Net cash used in financing activities	(532)	(466)
Effect of foreign exchange rates	(6)	2
Net (decrease) increase in cash and cash equivalents	(74)	25
Cash and cash equivalents at beginning of period	352	312
Cash and cash equivalents at end of period	$278	$337
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$10	$1
Cash paid for interest	153	90

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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2017 Form 10-K.
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
As discussed in note 2 to our condensed consolidated financial statements, most of our equipment rental revenues, which accounted for 84 percent of total revenues for the three months ended March 31, 2018, will be accounted for under the current lease accounting standard ("Topic 840") until the adoption of Topic 842. While our review of the equipment rental revenue accounting under Topic 842 is ongoing, we have tentatively concluded that no significant changes are expected to the accounting for most of our equipment rental revenues upon adoption of Topic 842.
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
Derivatives and Hedging. In August 2017, the FASB issued guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance is additionally intended to simplify hedge accounting, and no longer requires separate measurement and reporting of hedge ineffectiveness. For cash flow and net investment hedges existing at the date of adoption, entities must apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing whether we will early adopt. Given our currently limited use of derivative instruments, the guidance is not expected to have a significant impact on our financial statements.
Guidance Adopted in 2018
Revenue from Contracts with Customers. See note 2 to our condensed consolidated financial statements for a discussion of our revenue recognition accounting following our adoption in the first quarter of 2018 of FASB guidance addressing the principles for recognizing revenue.
Statement of Cash Flows. In 2018, we retrospectively adopted guidance that was issued to reduce the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The adoption of this guidance did not have a significant impact on our financial statements for the three months ended March 31, 2018 or 2017.
Intra-Entity Transfers of Assets Other Than Inventory. In 2018, we adopted guidance that requires companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which the transfer occurs. The adoption of this guidance did not have a significant impact on our financial statements.
Clarifying the Definition of a Business. In 2018, we adopted guidance that was issued to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is intended to make determining when a set of assets and activities is a business more consistent and cost-efficient. The future impact of this guidance will depend on the nature of our future activities, and fewer transactions may be treated as acquisitions (or disposals) of businesses after adoption.
Stock Compensation: Scope of Modification Accounting. In 2018, we prospectively adopted guidance that was issued to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under the updated guidance, a modification is defined as a change in the terms or conditions of a share-based payment award, and an entity should account for the effects of a modification unless all of the following are met:
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
The majority of our modifications relate to the acceleration of vesting conditions. The accounting for such modifications did not change under the adopted guidance, which did not have a significant impact on our financial statements.

Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Tax Act") was enacted in December 2017. The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we were able to determine a reasonable estimate of (i) the effects on our existing deferred tax balances and (ii) the one-time transition tax. We recognized a provisional income tax benefit of $689 in the year ended December 31, 2017 associated with these items that we reasonably estimated. As of March 31, 2018, we have not changed the provisional estimates recognized in 2017. The Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the tax impact and have not yet made the accounting policy election. As of March 31, 2018, we were able to reasonably estimate provisional adjustments, based on current year operations only, related to GILTI that we have recognized in our financial statements. In all cases as it relates to the Tax Act, we will continue to refine our calculations as additional analysis is completed and as we gain a more thorough understanding of the tax law.
All amounts recognized associated with the Tax Act as of March 31, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the three months ended March 31, 2018.
2. Revenue Recognition

Adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”
In May 2014, and in subsequent updates, the FASB issued guidance ("Topic 606") to clarify the principles for recognizing revenue. Topic 606 is an update to Topic 605, which was the revenue recognition standard in effect through December 31, 2017. Topic 606 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not result in any significant changes to our historic revenue accounting under Topic 605. Results for 2018 are presented under Topic 606, while results for 2017 continue to reflect our historic accounting under Topic 605. Because there were no significant changes to our revenue recognition accounting upon adoption of Topic 606, no changes to our historic financial statements were required, and no cumulative change to retained earnings was required.
We applied the Topic 606 practical expedient that allows entities to not restate contracts that begin and are completed within the same annual reporting period. No other practical expedients associated with the adoption of Topic 606 were applied. The only change to our revenue accounting upon adoption of Topic 606 pertains to sales of certain rental equipment. Prior to the adoption of Topic 606, certain sales of rental equipment were deferred until certain contingent future events occurred. Under Topic 606, we are no longer required to defer the revenue. The adoption of Topic 606 results in earlier recognition of certain sales of rental equipment, but it does not impact total annual revenue because the contingencies that previously resulted in deferral under Topic 605 are always resolved within the same calendar year. During the three months ended March 31, 2017, we recognized $106 of sales of rental equipment under Topic 605. Under Topic 606, we would have recognized an additional $24 of sales of rental equipment during the three months ended March 31, 2017.
As discussed below, following the adoption of Topic 606, we recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840 (which addresses lease accounting. As discussed below, we expect to adopt an update to this standard on January 1, 2019). Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.
As reflected below, most of our revenue is accounted for under Topic 840. Our contracts with customers generally do not include multiple performance obligations. For contracts with multiple Topic 606 performance obligations, we allocate revenue to each performance obligation using our best estimate of the standalone selling price for each performance obligation.

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Owned equipment rentals	$1,265	$—	$1,265	$1,009	$—	$1,009
Re-rent revenue	25	—	25	21	—	21
Ancillary and other rental revenues:
Delivery and pick-up	—	92	92	—	76	76
Other	56	21	77	45	15	60
Total ancillary and other rental revenues	56	113	169	45	91	136
Total equipment rentals	1,346	113	1,459	1,075	91	1,166
Sales of rental equipment	—	181	181	—	106	106
Sales of new equipment	—	42	42	—	39	39
Contractor supplies sales	—	18	18	—	18	18
Service and other revenues	—	34	34	—	27	27
Total revenues	$1,346	$388	$1,734	$1,075	$281	$1,356
Revenues by reportable segment and geographical market are presented in notes 4 and 10 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31, 2018, 84 percent and 92 percent of total revenues, respectively), and, accordingly, we do not believe that presenting the revenue types above by reportable segment or geographical market would provide information that is material to investors. We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 4 and 10, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 840)
The accounting for the types of revenue that are accounted for under Topic 840 is discussed below. As discussed in note 1 to the condensed consolidated financial statements, we expect to adopt Topic 842, which is an update to Topic 840, on January 1, 2019. While our review of the revenue accounting under Topic 842 is ongoing, we have tentatively concluded that no significant changes are expected to our revenue accounting upon adoption of Topic 842.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 840 and Topic 606/605) of $46 as of March 31, 2018 and December 31, 2017.
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
Revenues from contracts with customers (Topic 606)
The accounting for the types of revenue that are accounted for under Topic 606 is discussed below. Substantially all of our revenues under Topic 606 are recognized at a point-in-time rather than over time.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 840 (such revenue represented 78 percent of our total revenues for the three months ended March 31, 2018). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 840, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 (Topic 605 for 2017) and Topic 840.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the three months ended March 31, 2018, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at March 31, 2018 and December 31, 2017. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the three months ended March 31, 2018 and 2017, we recognized expenses of $6 and $7 and, respectively, primarily within selling, general and administrative expenses in our condensed consolidated statements of income, associated with our allowances for doubtful accounts.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2018 or 2017 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2018 and 2017 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018.

Payment terms
Our Topic 606 revenues do not include material amounts of variable consideration. Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when payment is due is not significant. Our contracts do not generally include a significant financing component. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. Our contracts with customers do not generally result in significant obligations associated with returns, refunds or warranties. See above for a discussion of how we manage credit risk.
Sales tax amounts collected from customers are recorded on a net basis.

Contract costs
We do not recognize any assets associated with the incremental costs of obtaining a contract with a customer (for example, a sales commission) that we expect to recover. Most of our revenue is recognized at a point-in-time or over a period of one year or less, and we use the practical expedient that allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

Contract estimates and judgments
Our revenues accounted for under Topic 606 generally do not require significant estimates or judgments, primarily for the following reasons:

•	The transaction price is generally fixed and stated on our contracts;

•
As noted above, our contracts generally do not include multiple performance obligations, and accordingly do not generally require estimates of the standalone selling price for each performance obligation;

•	Our revenues do not include material amounts of variable consideration; and

•
Most of our revenue is recognized as of a point-in-time and the timing of the satisfaction of the applicable performance obligations is readily determinable. As noted above, our Topic 606 revenue is generally recognized at the time of delivery to, or pick-up by, the customer.

We monitor and review our estimated standalone selling prices on a regular basis.

3. Acquisitions
NES Acquisition
In April 2017, we completed the acquisition of NES Rentals Holdings II, Inc. (“NES”). NES was a provider of rental equipment with 73 branches located throughout the eastern half of the U.S., and had approximately 1,100 employees and approximately $900 of rental assets at original equipment cost as of December 31, 2016. NES had annual revenues of approximately $369. The acquisition:
•Increased our density in strategically important markets, including the East Coast, Gulf States and the Midwest;

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

•Strengthened our relationships with local and strategic accounts in the construction and industrial sectors, which enhances cross-selling opportunities and drives revenue synergies; and
•Created meaningful opportunities for cost synergies in areas such as corporate overhead, operational efficiencies and purchasing.
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
The three months ended March 31, 2018 include immaterial NES acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our condensed consolidated balance sheets.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired NES locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of NES since the acquisition date. The impact of the NES acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 26.1 percent for the three months ended March 31, 2018 (such increase also includes the impact of the acquisition of Neff Corporation ("Neff") discussed below).
Neff Acquisition
In October 2017, we completed the acquisition of Neff. Neff was a provider of earthmoving, material handling, aerial and other equipment, and had 69 branches located in 14 states, with a concentration in southern geographies. Neff had approximately 1,100 employees and approximately $860 of rental assets at original equipment cost as of September 30, 2017. Neff had annual revenues of approximately $413. The acquisition augmented our earthmoving capabilities and efficiencies of scale in key market areas, particularly fast-growing southern geographies, and created opportunities for revenue synergies through the cross-selling of our broader fleet.
The aggregate consideration paid to holders of Neff common stock and options was approximately $1.316 billion (including $7 of stock consideration associated with Neff stock options and restricted stock units which were converted into United Rentals stock options). The acquisition and related fees and expenses were funded through new debt issuances.
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
The three months ended March 31, 2018 includes immaterial Neff acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our condensed consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired Neff locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of Neff since the acquisition date. The impact of the Neff acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

on rent of 26.1 percent for the three months ended March 31, 2018 (such increase also includes the impact of the acquisition of NES discussed above).
Pro forma financial information
The pro forma information below gives effect to the NES and Neff acquisitions as if they had been completed on January 1, 2017 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information includes adjustments to record the assets and liabilities of NES and Neff at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The opening balance sheet values assigned to the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement periods. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We do not expect material changes to the assigned values. The table below presents unaudited pro forma consolidated income statement information as if NES and Neff had been included in our consolidated results for the entire period reflected:

	Three Months Ended
	March 31, 2017
	United Rentals	NES	Neff	Total
Historic/pro forma revenues	$1,356	$81	$96	$1,533
Historic/combined pretax income (loss)	161	(12)	7	156
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		(9)	(3)	(12)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		(1)	—	(1)
Intangible asset amortization (3)		(6)	(7)	(13)
Interest expense (4)		(9)	(17)	(26)
Elimination of historic interest (5)		12	11	23
Elimination of merger related costs (6)		2	—	2
Restructuring charges (7)		(18)	(14)	(32)
Pro forma pretax income				$97
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
(4) As discussed above, we issued debt to partially fund the NES and Neff acquisitions. Interest expense was adjusted to reflect these changes in our debt portfolio.
(5) Historic interest on debt that is not part of the combined entity was eliminated.
(6) Merger related costs primarily comprised of financial and legal advisory fees associated with the NES and Neff acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
(7) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisitions over a period of approximately one year following the acquisition dates, which, for the pro forma presentation, was January 1, 2017. The adjustments above reflect the timing of the actual restructuring charges following the acquisitions (the pro forma restructuring charges above for the three months ended March 31, 2017 reflect the actual restructuring charges recognized during the three months following the acquisitions).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Segment Information
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
The trench, power and pump segment includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment and iii) pumps primarily used by municipalities, industrial plants, and mining, construction, and agribusiness customers. The trench, power and pump segment is comprised of the following regions, each of which primarily rents the corresponding equipment type described above: i) the Trench Safety region, ii) the Power and HVAC region, and iii) the Pump Solutions region. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2018
Equipment rentals	$1,201	$258	$1,459
Sales of rental equipment	171	10	181
Sales of new equipment	37	5	42
Contractor supplies sales	14	4	18
Service and other revenues	30	4	34
Total revenue	1,453	281	1,734
Depreciation and amortization expense	337	56	393
Equipment rentals gross profit	426	119	545
Capital expenditures	267	46	313
Three Months Ended March 31, 2017
Equipment rentals	$977	$189	$1,166
Sales of rental equipment	96	10	106
Sales of new equipment	35	4	39
Contractor supplies sales	14	4	18
Service and other revenues	24	3	27
Total revenue	1,146	210	1,356
Depreciation and amortization expense	264	46	310
Equipment rentals gross profit	360	84	444
Capital expenditures	211	30	241

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2018	December 31, 2017
Total reportable segment assets
General rentals	$13,032	$13,351
Trench, power and pump	1,656	1,679
Total assets	$14,688	$15,030

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2018	2017
Total equipment rentals gross profit	$545	$444
Gross profit from other lines of business	101	70
Selling, general and administrative expenses	(232)	(193)
Merger related costs	(1)	(2)
Restructuring charge	(2)	—
Non-rental depreciation and amortization	(71)	(62)
Interest expense, net	(109)	(94)
Other income (expense), net	1	(2)
Income before provision for income taxes	$232	$161
5. Restructuring Charges
Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed three restructuring programs and have incurred total restructuring charges of $286.
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
NES/Neff/Project XL Restructuring Program
In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is discussed in note 3 to the condensed consolidated financial statements. We expect to complete the restructuring program in the first half of 2018, and do not expect to incur significant additional expenses in connection with the program.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The table below provides certain information concerning restructuring activity during the three months ended March 31, 2018:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
	December 31, 2017			March 31, 2018
Closed Restructuring Programs
Branch closure charges	$13	$—	$(2)	$11
Severance and other	—	—	—	—
Total	$13	$—	$(2)	$11
NES/Neff/Project XL Restructuring Program
Branch closure charges	$8	$—	$(2)	$6
Severance and other	12	2	(6)	8
Total	$20	$2	$(8)	$14
Total
Branch closure charges	$21	$—	$(4)	$17
Severance and other	12	2	(6)	8
Total	$33	$2	$(10)	$25

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.

6. Fair Value Measurements
As of March 31, 2018 and December 31, 2017, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
Fair value measurements are categorized in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximated their book values as of March 31, 2018 and December 31, 2017. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2018 and December 31, 2017 have been calculated based upon available market information, and were as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,008	$7,108	$7,008	$7,340

7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	March 31, 2018	December 31, 2017
Accounts Receivable Securitization Facility expiring 2018 (1)	$699	$695
$3.0 billion ABL Facility expiring 2021 (2)	1,365	1,670
4 5/8 percent Senior Secured Notes due 2023	992	992
5 3/4 percent Senior Notes due 2024	841	841
5 1/2 percent Senior Notes due 2025	793	793
4 5/8 percent Senior Notes due 2025	740	740
5 7/8 percent Senior Notes due 2026	998	998
5 1/2 percent Senior Notes due 2027	991	990
4 7/8 percent Senior Notes due 2028 (3)	1,649	1,648
4 7/8 percent Senior Notes due 2028 (3)	4	6
Capital leases	66	67
Total debt	9,138	9,440
Less short-term portion (4)	(726)	(723)
Total long-term debt	$8,412	$8,717
 ___________________

(1)
At March 31, 2018, $67 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 2.6 percent at March 31, 2018. During the three months ended March 31, 2018, the monthly average principal amount outstanding under the accounts receivable securitization facility was $710, and the weighted-average interest rate thereon was 2.5 percent. The maximum month-end principal amount outstanding under the accounts receivable securitization facility during the three months ended March 31, 2018 was $720. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2018, there were $767 of receivables, net of applicable reserves and other deductions, in the collateral pool.

(2)
At March 31, 2018, $1.590 billion was available under our ABL facility, net of $37 of letters of credit. The interest rate applicable to the ABL facility was 3.2 percent at March 31, 2018. During the three months ended March 31, 2018, the monthly average principal amount outstanding under the ABL facility was $1.265 billion, and the weighted-average interest rate thereon was 3.1 percent. The maximum month-end principal amount outstanding under the ABL facility during the three months ended March 31, 2018 was $1.373 billion.

(3)
URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

(4)	As of March 31, 2018, our short-term debt primarily reflects $699 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of March 31, 2018, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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
9. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Net income and earnings per share for 2018 reflect lower effective tax rates due to the enactment of the Tax Act in December 2017, as discussed further below (see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)"). The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income available to common stockholders	183	109
Denominator:
Denominator for basic earnings per share—weighted-average common shares	84,256	84,456
Effect of dilutive securities:
Employee stock options	417	414
Restricted stock units	565	507
Denominator for diluted earnings per share—adjusted weighted-average common shares	85,238	85,377
Basic earnings per share	$2.18	$1.29
Diluted earnings per share	$2.15	$1.27

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
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of March 31, 2018, the amount available for distribution under the most restrictive of these covenants was $900. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of March 31, 2018, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $1.882 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$49	$—	$229	$—	$—	$278
Accounts receivable, net	—	69	—	109	976	—	1,154
Intercompany receivable (payable)	982	(878)	(92)	(12)	—	—	—
Inventory	—	76	—	8	—	—	84
Prepaid expenses and other assets	—	73	—	1	—	—	74
Total current assets	982	(611)	(92)	335	976	—	1,590
Rental equipment, net	—	7,140	—	538	—	—	7,678
Property and equipment, net	42	351	34	40	—	—	467
Investments in subsidiaries	2,051	1,154	1,065	—	—	(4,270)	—
Goodwill	—	3,855	—	260	—	—	4,115
Other intangible assets, net	—	781	—	44	—	—	825
Other long-term assets	6	7	—	—	—	—	13
Total assets	$3,081	$12,677	$1,007	$1,217	$976	$(4,270)	$14,688
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$24	$—	$2	$699	$—	$726
Accounts payable	—	470	—	43	—	—	513
Accrued expenses and other liabilities	—	354	14	32	2	—	402
Total current liabilities	1	848	14	77	701	—	1,641
Long-term debt	1	8,294	114	3	—	—	8,412
Deferred taxes	21	1,362	—	72	—	—	1,455
Other long-term liabilities	—	122	—	—	—	—	122
Total liabilities	23	10,626	128	152	701	—	11,630
Total stockholders’ equity (deficit)	3,058	2,051	879	1,065	275	(4,270)	3,058
Total liabilities and stockholders’ equity (deficit)	$3,081	$12,677	$1,007	$1,217	$976	$(4,270)	$14,688

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$23	$—	$329	$—	$—	$352
Accounts receivable, net	—	56	—	119	1,058	—	1,233
Intercompany receivable (payable)	887	(677)	(198)	(124)	—	112	—
Inventory	—	68	—	7	—	—	75
Prepaid expenses and other assets	4	219	111	2	—	(224)	112
Total current assets	891	(311)	(87)	333	1,058	(112)	1,772
Rental equipment, net	—	7,264	—	560	—	—	7,824
Property and equipment, net	41	352	32	42	—	—	467
Investments in subsidiaries	2,194	1,148	1,087	—	—	(4,429)	—
Goodwill	—	3,815	—	267	—	—	4,082
Other intangible assets, net	—	827	—	48	—	—	875
Other long-term assets	3	7	—	—	—	—	10
Total assets	$3,129	$13,102	$1,032	$1,250	$1,058	$(4,541)	$15,030
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$25	$—	$2	$695	$—	$723
Accounts payable	—	366	—	43	—	—	409
Accrued expenses and other liabilities	—	477	17	41	1	—	536
Total current liabilities	1	868	17	86	696	—	1,668
Long-term debt	1	8,596	117	3	—	—	8,717
Deferred taxes	21	1,324	—	74	—	—	1,419
Other long-term liabilities	—	120	—	—	—	—	120
Total liabilities	23	10,908	134	163	696	—	11,924
Total stockholders’ equity (deficit)	3,106	2,194	898	1,087	362	(4,541)	3,106
Total liabilities and stockholders’ equity (deficit)	$3,129	$13,102	$1,032	$1,250	$1,058	$(4,541)	$15,030

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,346	$—	$113	$—	$—	$1,459
Sales of rental equipment	—	164	—	17	—	—	181
Sales of new equipment	—	37	—	5	—	—	42
Contractor supplies sales	—	15	—	3	—	—	18
Service and other revenues	—	31	—	3	—	—	34
Total revenues	—	1,593	—	141	—	—	1,734
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	535	—	57	—	—	592
Depreciation of rental equipment	—	297	—	25	—	—	322
Cost of rental equipment sales	—	98	—	9	—	—	107
Cost of new equipment sales	—	33	—	4	—	—	37
Cost of contractor supplies sales	—	10	—	2	—	—	12
Cost of service and other revenues	—	17	—	1	—	—	18
Total cost of revenues	—	990	—	98	—	—	1,088
Gross profit	—	603	—	43	—	—	646
Selling, general and administrative expenses	40	165	—	19	8	—	232
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	2	—	—	—	—	2
Non-rental depreciation and amortization	4	62	—	5	—	—	71
Operating (loss) income	(44)	373	—	19	(8)	—	340
Interest (income) expense, net	(7)	112	1	(1)	5	(1)	109
Other (income) expense, net	(141)	161	—	11	(32)	—	(1)
Income (loss) before provision for income taxes	104	100	(1)	9	19	1	232
Provision for income taxes	17	24	—	3	5	—	49
Income (loss) before equity in net earnings (loss) of subsidiaries	87	76	(1)	6	14	1	183
Equity in net earnings (loss) of subsidiaries	96	20	6	—	—	(122)	—
Net income (loss)	183	96	5	6	14	(121)	183
Other comprehensive (loss) income	(25)	(25)	(25)	(23)	—	73	(25)
Comprehensive income (loss)	$158	$71	$(20)	$(17)	$14	$(48)	$158

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$5	$626	$(1)	$(84)	$96	$—	$642
Net cash used in investing activities	(5)	(164)	—	(9)	—	—	(178)
Net cash (used in) provided by financing activities	—	(436)	1	(1)	(96)	—	(532)
Effect of foreign exchange rates	—	—	—	(6)	—	—	(6)
Net increase (decrease) in cash and cash equivalents	—	26	—	(100)	—	—	(74)
Cash and cash equivalents at beginning of period	—	23	—	329	—	—	352
Cash and cash equivalents at end of period	$—	$49	$—	$229	$—	$—	$278
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$4	$515	$(1)	$39	$65	$—	$622
Net cash used in investing activities	(4)	(120)	—	(9)	—	—	(133)
Net cash (used in) provided by financing activities	—	(402)	1	—	(65)	—	(466)
Effect of foreign exchange rates	—	—	—	2	—	—	2
Net (decrease) increase in cash and cash equivalents	—	(7)	—	32	—	—	25
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$14	$—	$323	$—	$—	$337

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,002 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $11.4 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,400 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 84 percent of total revenues for the three months ended March 31, 2018.
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

For the three months ended March 31, 2018, equipment rental revenue increased 25.1 percent as compared to the same period in 2017, primarily reflecting a 26.1 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions discussed in note 3 to the condensed consolidated financial statements, and a 1.9 percent rental rate increase. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 9.9 percent year-over-year, primarily reflecting a 6.8 percent increase in the volume of OEC on rent and a 2.7 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. In particular, we saw improvement in our trench, power and pump segment. The volume of OEC on rent increased 39.1 percent in our trench, power and pump segment, primarily due to continued strength in our Trench Safety and Power and HVAC regions, and improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers.
Financial Overview
Since January 1, 2017, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Redeemed all of our 7 5/8 percent Senior Notes and 6 1/8 percent Senior Notes;

•	Issued $750 principal amount of 4 5/8 percent Senior Notes due 2025;

•	Issued $250 principal amount of 5 7/8 percent Senior Notes due 2026, as an add-on to our existing 5 7/8 percent Senior Notes due 2026;

•	Issued $250 principal amount of 5 1/2 percent Senior Notes due 2027, as an add-on to our existing 5 1/2 percent Senior Notes due 2027;

•
Issued $1.675 billion principal amount of 4 7/8 percent Senior Notes due 2028, comprised of separate issuances of $925 in August 2017 and $750 in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017;

•	Amended and extended our ABL facility, including an increase in the facility size to $3.0 billion; and

•	Amended and extended our accounts receivable securitization facility, including an increase in the facility size to $775.
As of March 31, 2018, we had available liquidity of $1.94 billion, including cash and cash equivalents of $278.
Net income. Net income and diluted earnings per share for the three months ended March 31, 2018 and 2017 are presented below. Net income and diluted earnings per share for 2018 reflect lower effective tax rates due to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") in December 2017, as discussed further below (see "Results of Operations-Other costs/(income)"). The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent, which contributed an estimated $0.37 to diluted earnings per share for the three months ended March 31, 2018.

	Three Months Ended
	March 31,
	2018	2017
Net income	$183	$109
Diluted earnings per share	$2.15	$1.27
Net income and diluted earnings per share for the three months ended March 31, 2018 and 2017 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities. The reduction in the tax rates for 2018 reflects the enactment of the Tax Act.

	Three Months Ended March 31,
	2018		2017
Tax rate applied to items below	25.3%		38.5%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(1)	$(0.01)	$(1)	$(0.02)
Merger related intangible asset amortization (2)	(34)	(0.39)	(24)	(0.28)
Impact on depreciation related to acquired fleet and property and equipment (3)	(8)	(0.09)	—	—
Impact of the fair value mark-up of acquired fleet (4)	(18)	(0.21)	(5)	(0.06)
Restructuring charge (5)	(2)	(0.02)	—	—

(1)
This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 3 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

(5)	This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 5 to our condensed consolidated financial statements.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net and the impact of the fair value mark-up of the acquired fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The EBITDA and adjusted EBITDA margins represent EBITDA or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2018	2017
Net income	$183	$109
Provision for income taxes	49	52
Interest expense, net	109	94
Depreciation of rental equipment	322	248
Non-rental depreciation and amortization	71	62
EBITDA	$734	$565
Merger related costs (1)	1	2
Restructuring charge (2)	2	—
Stock compensation expense, net (3)	19	16
Impact of the fair value mark-up of acquired fleet (4)	24	8
Adjusted EBITDA	$780	$591

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$642	$622
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(3)	(2)
Gain on sales of rental equipment	74	46
Gain on sales of non-rental equipment	1	1
Gain on insurance proceeds from damaged equipment	2	1
Merger related costs (1)	(1)	(2)
Restructuring charge (2)	(2)	—
Stock compensation expense, net (3)	(19)	(16)
Changes in assets and liabilities	(123)	(176)
Cash paid for interest	153	90
Cash paid for income taxes, net	10	1
EBITDA	$734	$565
Add back:
Merger related costs (1)	1	2
Restructuring charge (2)	2	—
Stock compensation expense, net (3)	19	16
Impact of the fair value mark-up of acquired fleet (4)	24	8
Adjusted EBITDA	$780	$591
 ___________________

(1)
This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 3 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 5 to our condensed consolidated financial statements.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES and Neff acquisitions that was subsequently sold.

For the three months ended March 31, 2018, EBITDA increased $169, or 29.9 percent, and adjusted EBITDA increased $189, or 32.0 percent. For the three months ended March 31, 2018, EBITDA margin increased 60 basis points to 42.3 percent, and adjusted EBITDA margin increased 140 basis points to 45.0 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017, and EBITDA and adjusted EBITDA for 2018 include the impact of NES and Neff. The increase in the EBITDA margin primarily reflects i) increased margins, excluding depreciation, from equipment rentals and ii) a decrease in selling, general and administrative ("SG&A") expense as a percentage of revenue primarily due to a slight reduction in salaries, stock compensation and bonuses as a percentage of revenue and decreased bad debt expense primarily due to improved accounts receivable aging, partially offset by iii) a change in revenue mix, with higher margin equipment rentals representing a smaller portion of total revenues in 2018. The increase in the adjusted EBITDA margin primarily reflects i) increased margins, excluding depreciation, from equipment rentals, ii) a decrease in SG&A expense as a percentage of revenue primarily due to a slight reduction in salaries and bonuses as a percentage of revenue and decreased bad debt expense primarily due to improved accounts receivable aging and iii) increased margins, excluding the impact of the fair value mark-up of acquired fleet, from sales of rental equipment, partially offset by iv) a change in revenue mix, with higher margin equipment rentals representing a smaller portion of total revenues in 2018.

Results of Operations

As discussed in note 4 to our condensed consolidated financial statements, our reportable segments are general rentals and trench, power and pump. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench, power and pump segment is comprised of i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and iii) the Pump Solutions region, which rents pumps primarily used by municipalities, industrial plants, and mining, construction, and agribusiness customers. The trench, power and pump segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench, power and pump segment operates throughout the United States and in Canada.
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended March 31, 2018, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2018
Equipment rentals	$1,201	$258	$1,459
Sales of rental equipment	171	10	181
Sales of new equipment	37	5	42
Contractor supplies sales	14	4	18
Service and other revenues	30	4	34
Total revenue	$1,453	$281	$1,734
Three Months Ended March 31, 2017
Equipment rentals	$977	$189	$1,166
Sales of rental equipment	96	10	106
Sales of new equipment	35	4	39
Contractor supplies sales	14	4	18
Service and other revenues	24	3	27
Total revenue	$1,146	$210	$1,356

Equipment rentals. For the three months ended March 31, 2018, equipment rentals of $1.459 billion increased $293, or 25.1 percent, as compared to the same period in 2017, primarily reflecting a 26.1 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions discussed in note 3 to our condensed consolidated financial statements, and a 1.9 percent rental rate increase. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 9.9 percent year-over-year, primarily reflecting a 6.8 percent increase in the volume of OEC on rent and a 2.7 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Equipment rentals represented 84 percent of total revenues for the three months ended March 31, 2018.

For the three months ended March 31, 2018, general rentals equipment rentals increased $224, or 22.9 percent, as compared to the same period in 2017, primarily reflecting a 25.1 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions, and increased rental rates. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 4.9 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. For the three months ended March 31, 2018, equipment rentals represented 83 percent of total revenues for the general rentals segment.

For the three months ended March 31, 2018, trench, power and pump equipment rentals increased $69, or 36.5 percent, as compared to the same period in 2017, primarily reflecting a 39.1 percent increase in the volume of OEC on rent. Trench, power and pump average OEC for the three months ended March 31, 2018 increased 27.3 percent as compared to the same period in 2017. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. For the three months ended March 31, 2018, equipment rentals represented 92 percent of total revenues for the trench, power and pump segment.
Sales of rental equipment. For the three months ended March 31, 2018, sales of rental equipment represented approximately 10 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2018, sales of rental equipment increased 70.8 percent from the same period in 2017. As discussed in note 2 to the condensed consolidated financial statements, in 2018, we adopted accounting guidance that clarified the principles for recognizing revenue. Under the new guidance, we no longer defer recognition associated with certain sales of rental equipment that were previously deferred until certain contingent future events occurred. This change in accounting resulted in earlier recognition of some revenue that in 2017 was recognized later in the year, which contributed to the year-over-year revenue increase (see note 2 for additional detail). The change in accounting accelerated some revenue, but does not impact total annual revenue because the contingencies that previously resulted in deferral are always resolved within the same calendar year. Excluding the impact of the accounting change, sales of rental equipment increased primarily due to increased volume, driven by a significantly larger fleet size, in a strong used equipment market. Average OEC for the three months ended March 31, 2018 increased 27.7 percent year-over-year, including the impact of the NES and Neff acquisitions.

Sales of new equipment. For the three months ended March 31, 2018, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2018, sales of new equipment did not change significantly from the same period in 2017.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2018, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three months ended March 31, 2018 did not change significantly from the same period in 2017.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2018, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2018, service and other revenues increased 25.9 percent from the same period in 2017, primarily reflecting the impact of the NES acquisition discussed in note 3 to the condensed consolidated financial statements and an increased emphasis on this line of business.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended March 31, 2018
Equipment Rentals Gross Profit	$426	$119	$545
Equipment Rentals Gross Margin	35.5%	46.1%	37.4%
Three Months Ended March 31, 2017
Equipment Rentals Gross Profit	$360	$84	$444
Equipment Rentals Gross Margin	36.8%	44.4%	38.1%

General rentals. For the three months ended March 31, 2018, equipment rentals gross profit increased by $66 and equipment rentals gross margin decreased by 130 basis points from 2017. The gross margin decrease primarily reflects a 120 basis point decrease in time utilization and increased depreciation of rental equipment, partially offset by increased rental rates. For the three months ended March 31, 2018 and 2017, time utilization was 66.0 percent and 67.2 percent, respectively. The decrease in time utilization primarily reflected the impact of the NES and Neff acquisitions. The volume of OEC on rent increased 25.1 percent, including the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 4.9 percent and time utilization decreased 40 basis points. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. While the volume of OEC on rent increased 25.1 percent and equipment rentals increased 22.9 percent, depreciation of rental equipment increased 29.5 percent due primarily to the NES and Neff acquisitions.
Trench, power and pump. For the three months ended March 31, 2018, equipment rentals gross profit increased by $35 and equipment rentals gross margin increased by 170 basis points from 2017. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 36.5 percent, average OEC increased 27.3 percent and the volume of OEC on rent increased 39.1 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions region. The improvement in the Pump Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers. The increase in equipment rentals gross margin reflected decreased compensation costs as a percentage of revenue. As compared to the equipment rentals revenue increase of 36.5 percent, compensation costs increased 24.3 percent due primarily to increased headcount associated with higher rental volume.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2018	2017	Change
Total gross margin	37.3%	37.9%	(60) bps
Equipment rentals	37.4%	38.1%	(70) bps
Sales of rental equipment	40.9%	43.4%	(250) bps
Sales of new equipment	11.9%	12.8%	(90) bps
Contractor supplies sales	33.3%	27.8%	550 bps
Service and other revenues	47.1%	51.9%	(480) bps

For the three months ended March 31, 2018, total gross margin decreased 60 basis points from the same period in 2017 primarily due to decreased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 70 basis points, primarily reflecting an 80 basis point decrease in time utilization and increased depreciation of rental equipment, partially offset by a 1.9 percent rental rate increase. For the three months ended March 31, 2018 and 2017, time utilization was 65.2 percent and 66.0 percent, respectively. The decrease in time utilization primarily reflected the impact of the NES and Neff acquisitions. The volume of OEC on rent increased 26.1 percent, including the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 6.8 percent, time utilization decreased 20 basis points and rental rates increased 2.7 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. While the volume of OEC on rent increased 26.1 percent and equipment rentals increased 25.1 percent, depreciation of rental equipment increased 29.8 percent due primarily to the NES and Neff acquisitions. Gross margin from sales of rental equipment decreased 250 basis points, primarily reflecting the impact of sales of rental equipment acquired in the NES and Neff acquisitions. The acquired equipment was marked up to fair value when acquired, which results in lower gross margins. Excluding the impact of the sales of acquired equipment, gross margin from sales of rental equipment increased year-over-year. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (such margins represented 4 percent of total gross margin for the three months ended March 31, 2018).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Selling, general and administrative ("SG&A") expense	$232	$193	20.2%
SG&A expense as a percentage of revenue	13.4%	14.2%	(80) bps
Merger related costs	1	2	(50.0)%
Restructuring charge	2	—	—%
Non-rental depreciation and amortization	71	62	14.5%
Interest expense, net	109	94	16.0%
Other (income) expense, net	(1)	2	(150.0)%
Provision for income taxes	49	52	(5.8)%
Effective tax rate	21.1%	32.3%	(1,120) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The decrease in SG&A expense as a percentage of revenue for the three months ended March 31, 2018 primarily reflects i) a slight reduction in salaries, stock compensation and bonuses as a percentage of revenue and ii) decreased bad debt expense primarily due to improved accounts receivable aging.
The merger related costs reflect transaction costs associated with the NES and Neff acquisitions discussed in note 3 to our condensed consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. As discussed in note 3 to our condensed consolidated financial statements, NES had annual revenues of approximately $369 and Neff had annual revenues of approximately $413.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is discussed in note 3 to the condensed consolidated financial statements. For additional information, see note 5 to our condensed consolidated financial statements.
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships and non-compete agreements. The year-over-year increase in non-rental depreciation and amortization primarily reflects the amortization of other intangible assets acquired in the NES and Neff acquisitions discussed in note 3 to the condensed consolidated financial statements.
Interest expense, net for the three months ended March 31, 2018 increased primarily due to the impact of higher average debt, partially offset by a lower average cost of debt. The year-over-year increase in average debt includes the impact of the debt issued to finance the NES and Neff acquisitions discussed in note 3 to the condensed consolidated financial statements.
The Tax Act that was enacted in December 2017 decreased the U.S. federal statutory income tax rate from 35 percent to 21 percent. The differences between the 2018 and 2017 effective tax rates and the federal statutory rates primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, and certain nondeductible charges. 2018 and 2017 additionally include tax reductions of $12 and $8, respectively, associated with excess tax benefits from share-based payment arrangements. Net of the matters noted above, the 2018 effective tax rate was flat with the U.S. federal statutory income tax rate. See note 1 to the condensed consolidated financial statements for further discussion of the Tax Act.
Balance sheet. Accounts payable increased by $104, or 25.4 percent, from December 31, 2017 to March 31, 2018 primarily due to a seasonal increase in capital expenditures and increased business activity prior to our revenues seasonally increasing in the second quarter. Accrued expenses and other liabilities decreased by $134, or 25.0 percent, from December 31, 2017 to March 31, 2018 primarily due to payments for bonus compensation and interest made during the three months ended March 31, 2018.
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
Since 2012, we have repurchased a total of $1.450 billion of Holdings' common stock under three completed share repurchase programs. Additionally, in July 2015, our Board authorized a $1 billion share repurchase program which commenced in November 2015. In October 2016, we paused repurchases under the program as we evaluated potential acquisition opportunities. As discussed in note 3 to the condensed consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017. In October 2017, our Board authorized the resumption of the share repurchase program, and we intend to complete the program in mid-2018. As of March 31, 2018, we have repurchased $832 of Holdings' common stock under the $1 billion share repurchase program.
In April 2018, our Board authorized a new $1.25 billion share repurchase program, which will commence upon completion of the current $1 billion share repurchase program. We intend to complete the new program by the end of 2019.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2018, we had cash and cash equivalents of $278. Cash equivalents at March 31, 2018 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2018:

ABL facility:
Borrowing capacity, net of letters of credit	$1,590
Outstanding debt, net of debt issuance costs	1,365
Interest rate at March 31, 2018	3.2%
Average month-end principal amount of debt outstanding	1,265
Weighted-average interest rate on average debt outstanding	3.1%
Maximum month-end principal amount of debt outstanding	1,373
Accounts receivable securitization facility:
Borrowing capacity	67
Outstanding debt, net of debt issuance costs	699
Interest rate at March 31, 2018	2.6%
Average month-end principal amount of debt outstanding	710
Weighted-average interest rate on average debt outstanding	2.5%
Maximum month-end principal amount of debt outstanding	720
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 16, 2018 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB-	Positive
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2018, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2018, we (i) generated cash from operating activities of $642 and (ii) generated cash from the sale of rental and non-rental equipment of $185. We used cash during this period principally to (i) purchase rental and non-rental equipment of $313, (ii) make debt payments, net of proceeds, of $307, (iii) purchase other companies for $52 and (iv) purchase shares of our common stock for $226. During the three months ended

March 31, 2017, we (i) generated cash from operating activities of $622 and (ii) generated cash from the sale of rental and non-rental equipment of $108. We used cash during this period principally to (i) purchase rental and non-rental equipment of $241, (ii) make debt payments, net of proceeds, of $437 and (iii) purchase shares of our common stock for $23.
Free Cash Flow GAAP Reconciliation. We define “free cash flow” as net cash provided by operating activities less purchases of, and plus proceeds from, equipment. The equipment purchases and proceeds are included in cash flows from investing activities. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$642	$622
Purchases of rental equipment	(280)	(219)
Purchases of non-rental equipment	(33)	(22)
Proceeds from sales of rental equipment	181	106
Proceeds from sales of non-rental equipment	4	2
Insurance proceeds from damaged equipment	2	1
Free cash flow	$516	$490

Free cash flow for the three months ended March 31, 2018 was $516, an increase of $26 as compared to $490 for the three months ended March 31, 2017. Free cash flow increased primarily due to increased cash provided by operating activities. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) did not change significantly year-over-year.
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
Interest Rate Risk. As of March 31, 2018, we had an aggregate of $2.1 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of March 31, 2018 under the ABL facility and the accounts receivable securitization facility. As of March 31, 2018, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $15 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2018, we had an aggregate of $7.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2018 would increase the fair value of our fixed rate indebtedness by approximately seven percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2018. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 8 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2017 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2018 to January 31, 2018	512,163	(1)	$178.37	351,512	—
February 1, 2018 to February 28, 2018	346,645	(1)	$174.71	345,346	—
March 1, 2018 to March 31, 2018	397,296	(1)	$184.73	297,521	—
Total	1,256,104		$179.37	994,379	$167,997,298

(1)
In January 2018, February 2018 and March 2018, 160,651, 1,299 and 99,775 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On July 21, 2015, our Board authorized a $1 billion share repurchase program which commenced in November 2015. In October 2016, we paused repurchases under the program as we evaluated potential acquisition opportunities. As discussed in note 3 to the condensed consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017. In October 2017, our Board authorized the resumption of the share repurchase program, and we intend to complete the program in mid-2018. On April 17, 2018, our Board authorized a new $1.25 billion share repurchase program, which will commence upon completion of the current $1 billion share repurchase program. We intend to complete the new program by the end of 2019.

Item 6.	Exhibits

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

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended March 31, 2018 filed on April 18, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 18, 2018	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 18, 2018	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer