Form 10-Q
period 2018-06-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2018-07-18
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of July 16, 2018, there were 82,748,285 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that companies that we have acquired or may acquire, including NES Rentals Holdings II, Inc. (“NES”), Neff Corporation ("Neff") and BakerCorp International Holdings, Inc. (“BakerCorp”), could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•
the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $9.0 billion at June 30, 2018) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$117	$352
Accounts receivable, net of allowance for doubtful accounts of $65 at June 30, 2018 and $68 at December 31, 2017	1,203	1,233
Inventory	94	75
Prepaid expenses and other assets	92	112
Total current assets	1,506	1,772
Rental equipment, net	8,213	7,824
Property and equipment, net	480	467
Goodwill	4,096	4,082
Other intangible assets, net	798	875
Other long-term assets	15	10
Total assets	$15,108	$15,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$900	$723
Accounts payable	859	409
Accrued expenses and other liabilities	470	536
Total current liabilities	2,229	1,668
Long-term debt	8,086	8,717
Deferred taxes	1,509	1,419
Other long-term liabilities	120	120
Total liabilities	11,944	11,924
Common stock—$0.01 par value, 500,000,000 shares authorized, 112,863,784 and 82,895,244 shares issued and outstanding, respectively, at June 30, 2018 and 112,394,395 and 84,463,662 shares issued and outstanding, respectively, at December 31, 2017	1	1
Additional paid-in capital	2,351	2,356
Retained earnings	3,458	3,005
Treasury stock at cost—29,968,540 and 27,930,733 shares at June 30, 2018 and December 31, 2017, respectively	(2,450)	(2,105)
Accumulated other comprehensive loss	(196)	(151)
Total stockholders’ equity	3,164	3,106
Total liabilities and stockholders’ equity	$15,108	$15,030
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Equipment rentals	$1,631	$1,367	$3,090	$2,533
Sales of rental equipment	157	133	338	239
Sales of new equipment	44	47	86	86
Contractor supplies sales	24	21	42	39
Service and other revenues	35	29	69	56
Total revenues	1,891	1,597	3,625	2,953
Cost of revenues:
Cost of equipment rentals, excluding depreciation	620	525	1,212	999
Depreciation of rental equipment	323	266	645	514
Cost of rental equipment sales	92	81	199	141
Cost of new equipment sales	38	40	75	74
Cost of contractor supplies sales	16	15	28	28
Cost of service and other revenues	20	15	38	28
Total cost of revenues	1,109	942	2,197	1,784
Gross profit	782	655	1,428	1,169
Selling, general and administrative expenses	239	218	471	411
Merger related costs	2	14	3	16
Restructuring charge	4	19	6	19
Non-rental depreciation and amortization	67	64	138	126
Operating income	470	340	810	597
Interest expense, net	112	113	221	207
Other income, net	(1)	(2)	(2)	—
Income before provision for income taxes	359	229	591	390
Provision for income taxes	89	88	138	140
Net income	$270	$141	$453	$250
Basic earnings per share	$3.22	$1.67	$5.40	$2.95
Diluted earnings per share	$3.20	$1.65	$5.34	$2.92
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$270	$141	$453	$250
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(21)	25	(46)	34
Fixed price diesel swaps	1	—	1	(1)
Other comprehensive (loss) income	(20)	25	(45)	33
Comprehensive income (1)	$250	$166	$408	$283

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2018 or 2017. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during 2018 or 2017.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				453
Foreign currency translation adjustments							(46)
Fixed price diesel swaps							1
Stock compensation expense, net	1		43
Exercise of common stock options			2
Shares repurchased and retired			(50)
Repurchase of common stock	(2)				2	(345)
Balance at June 30, 2018	83	$1	$2,351	$3,458	30	$(2,450)	$(196)

(1)Common stock outstanding increased by less than 1 million net shares during the year ended December 31, 2017.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$453	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	783	640
Amortization of deferred financing costs and original issue discounts	6	4
Gain on sales of rental equipment	(139)	(98)
Gain on sales of non-rental equipment	(3)	(3)
Gain on insurance proceeds from damaged equipment	(14)	(8)
Stock compensation expense, net	43	40
Merger related costs	3	16
Restructuring charge	6	19
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	12
Increase in deferred taxes	93	40
Changes in operating assets and liabilities, net of amounts acquired:
Decrease (increase) in accounts receivable	29	(16)
Increase in inventory	(19)	(5)
Decrease (increase) in prepaid expenses and other assets	25	(7)
Increase in accounts payable	451	429
(Decrease) increase in accrued expenses and other liabilities	(68)	16
Net cash provided by operating activities	1,649	1,329
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,226)	(913)
Purchases of non-rental equipment	(80)	(55)
Proceeds from sales of rental equipment	338	239
Proceeds from sales of non-rental equipment	8	6
Insurance proceeds from damaged equipment	14	8
Purchases of other companies, net of cash acquired	(58)	(965)
Purchases of investments	(1)	(4)
Net cash used in investing activities	(1,005)	(1,684)
Cash Flows From Financing Activities:
Proceeds from debt	4,330	3,943
Payments of debt	(4,806)	(3,543)
Proceeds from the exercise of common stock options	2	1
Common stock repurchased	(395)	(24)
Payments of financing costs	(1)	(7)
Net cash (used in) provided by financing activities	(870)	370
Effect of foreign exchange rates	(9)	11
Net (decrease) increase in cash and cash equivalents	(235)	26
Cash and cash equivalents at beginning of period	352	312
Cash and cash equivalents at end of period	$117	$338
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$39	$59
Cash paid for interest	213	177

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

New Accounting Pronouncements
Leases. In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance ("Topic 842") to increase transparency and comparability among organizations by requiring (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (1) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (2) key aspects of the lessor accounting model with revenue recognition guidance. Topic 842 will be effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedient that allows us to treat the lease and non-lease components of our leases as a single component for our real estate leases. We expect to adopt this guidance when effective.
As discussed in note 2 to our condensed consolidated financial statements, most of our equipment rental revenues, which accounted for 85 percent of total revenues for the six months ended June 30, 2018, will be accounted for under the current lease accounting standard ("Topic 840") until the adoption of Topic 842. We have tentatively concluded that no significant changes are expected to the accounting for most of our equipment rental revenues upon adoption of Topic 842.
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
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing whether we will early adopt. The guidance is not expected to have a significant impact on our financial statements.
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
Statement of Cash Flows. In 2018, we retrospectively adopted guidance that was issued to reduce the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The adoption of this guidance did not have a significant impact on our financial statements for the three and six months ended June 30, 2018 or 2017.
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

Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Tax Act") was enacted in December 2017. The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we were able to determine a reasonable estimate of (1) the effects on our existing deferred tax balances and (2) the one-time transition tax. We recognized a provisional income tax benefit of $689 in the year ended December 31, 2017 associated with these items that we reasonably estimated. As of June 30, 2018, we have not changed the provisional estimates recognized in 2017. The Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the tax impact and have not yet made the accounting policy election. As of June 30, 2018, we were able to reasonably estimate provisional adjustments, based on current year operations only, related to GILTI that we have recognized in our financial statements. In all cases as it relates to the Tax Act, we will continue to refine our calculations as additional analysis is completed and as we gain a more thorough understanding of the tax law.
All amounts recognized associated with the Tax Act as of June 30, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the three and six months ended June 30, 2018.
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
We applied the Topic 606 practical expedient that allows entities to not restate contracts that begin and are completed within the same annual reporting period. No other practical expedients associated with the adoption of Topic 606 were applied. The only change to our revenue accounting upon adoption of Topic 606 pertains to sales of certain rental equipment. Prior to the adoption of Topic 606, certain sales of rental equipment were deferred until certain contingent future events occurred. Under Topic 606, we are no longer required to defer the revenue. The adoption of Topic 606 results in earlier recognition (primarily in the first quarter) of certain sales of rental equipment, but it does not impact total annual revenue because the contingencies that previously resulted in deferral under Topic 605 are always resolved within the same calendar year. During the three months ended June 30, 2017, we recognized $133 of sales of rental equipment under Topic 605. Under Topic 606, sales of rental equipment during the three months ended June 30, 2017 would have been $12 less because such sales would have been recognized prior to the three months ended June 30, 2017. During the six months ended June 30, 2017, we recognized $239 of sales of rental equipment under Topic 605. Under Topic 606, we would have recognized an additional $12 of sales of rental equipment during the six months ended June 30, 2017.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
		2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Owned equipment rentals	$1,406	$—	$1,406	$1,179	$—	$1,179
Re-rent revenue	29	—	29	25	—	25
Ancillary and other rental revenues:
Delivery and pick-up	—	112	112	—	96	96
Other	64	20	84	54	13	67
Total ancillary and other rental revenues	64	132	196	54	109	163
Total equipment rentals	1,499	132	1,631	1,258	109	1,367
Sales of rental equipment	—	157	157	—	133	133
Sales of new equipment	—	44	44	—	47	47
Contractor supplies sales	—	24	24	—	21	21
Service and other revenues	—	35	35	—	29	29
Total revenues	$1,499	$392	$1,891	$1,258	$339	$1,597

	Six Months Ended June 30,
		2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Owned equipment rentals	$2,671	$—	$2,671	$2,188	$—	$2,188
Re-rent revenue	54	—	54	46	—	46
Ancillary and other rental revenues:
Delivery and pick-up	—	204	204	—	172	172
Other	120	41	161	99	28	127
Total ancillary and other rental revenues	120	245	365	99	200	299
Total equipment rentals	2,845	245	3,090	2,333	200	2,533
Sales of rental equipment	—	338	338	—	239	239
Sales of new equipment	—	86	86	—	86	86
Contractor supplies sales	—	42	42	—	39	39
Service and other revenues	—	69	69	—	56	56
Total revenues	$2,845	$780	$3,625	$2,333	$620	$2,953

Revenues by reportable segment and geographical market are presented in notes 4 and 10 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the six months ended June 30, 2018, 83 percent and 92 percent of total revenues, respectively), and, accordingly, we do not believe that presenting the revenue types above by reportable segment or geographical market would provide information that is material to investors. We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 4 and 10, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 840 and Topic 606/605) of $52 and $46 as of June 30, 2018 and December 31, 2017, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 840 (such revenue represented 78 percent of our total revenues for the six months ended June 30, 2018). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 840, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 (Topic 605 for 2017) and Topic 840.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the six months ended June 30, 2018, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at June 30, 2018 and December 31, 2017. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the six months ended June 30, 2018 and 2017, we recognized expenses of $12 and $15, respectively, primarily within selling, general and administrative expenses in our condensed consolidated statements of income, associated with our allowances for doubtful accounts.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or six months ended June 30, 2018 or 2017 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2018 and 2017 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(2) The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

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
The three and six months ended June 30, 2018 and 2017 include NES acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our condensed consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired NES locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of NES since the acquisition date. The impact of the NES acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 20.6 percent for the six months ended June 30, 2018 (such increase also includes the impact of the acquisition of Neff Corporation ("Neff") discussed below).
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Accounts receivable, net of allowance for doubtful accounts (1)	$72
Inventory	5
Rental equipment	550
Property and equipment	45
Intangibles (customer relationships) (2)	153
Other assets	5
Total identifiable assets acquired	830
Current liabilities	(61)
Deferred taxes	(35)
Other long-term liabilities	(3)
Total liabilities assumed	(99)
Net identifiable assets acquired	731
Goodwill (3)	585
Net assets acquired	$1,316
(1) The fair value of accounts receivables acquired was $72, and the gross contractual amount was $74. We estimated that $2 would be uncollectible.
(2) The customer relationships are being amortized over a 10 year life.
(3) All of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of Neff's going-concern value, the value of Neff's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $320 of goodwill is expected to be deductible for income tax purposes.
The three and six months ended June 30, 2018 include Neff acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our condensed consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired Neff locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of Neff since the acquisition date. The impact of the Neff acquisition on our equipment rentals revenue is primarily reflected in the increases in the volume of OEC on rent of 15.9 percent and 20.6 percent for the three and six months ended June 30, 2018, respectively. Such increase for the six months ended June 30, 2018 also includes the impact of the acquisition of NES discussed above (NES was not a significant driver of the increase for the three months ended June 30, 2018 because the OEC from the NES acquisition was included in our results for both the three months ended June 30, 2018 and 2017).
Pro forma financial information
The pro forma information below gives effect to the NES and Neff acquisitions as if they had been completed on January 1, 2017 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information includes adjustments to record the assets and liabilities of NES and Neff at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The acquisition measurement period for NES has ended and the values assigned to the NES assets acquired and liabilities assumed are final. The opening balance sheet values assigned to the Neff assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We do not expect material changes to the assigned values. The table below presents unaudited pro forma consolidated income statement information as if NES and Neff

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

had been included in our consolidated results for the entire periods reflected:

	Three Months Ended				Six Months Ended
	June 30, 2017				June 30, 2017
	United Rentals	NES	Neff	Total	United Rentals	NES	Neff	Total
Historic/pro forma revenues	$1,597	$—	$105	$1,702	$2,953	$81	$201	$3,235
Historic/combined pretax income (loss)	229	—	15	244	390	(12)	22	400
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		—	(2)	(2)		(9)	(5)	(14)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		—	(1)	(1)		(1)	(1)	(2)
Intangible asset amortization (3)		—	(7)	(7)		(6)	(14)	(20)
Interest expense (4)		—	(17)	(17)		(9)	(34)	(43)
Elimination of historic interest (5)		—	12	12		12	23	35
Elimination of merger related costs (6)		14	—	14		16	—	16
Restructuring charges (7)		9	(2)	7		(9)	(16)	(25)
Pro forma pretax income				$250				$347
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
(7) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisitions over a period of approximately one year following the acquisition dates, which, for the pro forma presentation, was January 1, 2017. The adjustments above reflect the timing of the actual restructuring charges following the acquisitions (the pro forma restructuring charges above for the three and six months ended June 30, 2017 reflect the actual restructuring charges recognized during the three and six months following the acquisitions).

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2018
Equipment rentals	$1,332	$299	$1,631
Sales of rental equipment	145	12	157
Sales of new equipment	38	6	44
Contractor supplies sales	19	5	24
Service and other revenues	32	3	35
Total revenue	1,566	325	1,891
Depreciation and amortization expense	334	56	390
Equipment rentals gross profit	543	145	688
Three Months Ended June 30, 2017
Equipment rentals	$1,143	$224	$1,367
Sales of rental equipment	122	11	133
Sales of new equipment	43	4	47
Contractor supplies sales	18	3	21
Service and other revenues	26	3	29
Total revenue	1,352	245	1,597
Depreciation and amortization expense	285	45	330
Equipment rentals gross profit	465	111	576
Six Months Ended June 30, 2018
Equipment rentals	$2,533	$557	$3,090
Sales of rental equipment	316	22	338
Sales of new equipment	75	11	86
Contractor supplies sales	33	9	42
Service and other revenues	62	7	69
Total revenue	3,019	606	3,625
Depreciation and amortization expense	671	112	783
Equipment rentals gross profit	969	264	1,233
Capital expenditures	1,153	153	1,306
Six Months Ended June 30, 2017
Equipment rentals	$2,120	$413	$2,533
Sales of rental equipment	218	21	239
Sales of new equipment	78	8	86
Contractor supplies sales	32	7	39
Service and other revenues	50	6	56
Total revenue	2,498	455	2,953
Depreciation and amortization expense	549	91	640
Equipment rentals gross profit	825	195	1,020
Capital expenditures	863	105	968

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2018	December 31, 2017
Total reportable segment assets
General rentals	$13,370	$13,351
Trench, power and pump	1,738	1,679
Total assets	$15,108	$15,030

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total equipment rentals gross profit	$688	$576	$1,233	$1,020
Gross profit from other lines of business	94	79	195	149
Selling, general and administrative expenses	(239)	(218)	(471)	(411)
Merger related costs	(2)	(14)	(3)	(16)
Restructuring charge	(4)	(19)	(6)	(19)
Non-rental depreciation and amortization	(67)	(64)	(138)	(126)
Interest expense, net	(112)	(113)	(221)	(207)
Other income, net	1	2	2	—
Income before provision for income taxes	$359	$229	$591	$390
5. Restructuring Charges
Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed three restructuring programs and have incurred total restructuring charges of $290.
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
NES/Neff/Project XL Restructuring Program
In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is discussed in note 3 to the condensed consolidated financial statements. We expect to complete the restructuring program in the second half of 2018, and do not expect to incur significant additional expenses in connection with the program.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The table below provides certain information concerning restructuring activity during the six months ended June 30, 2018:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
	December 31, 2017			June 30, 2018
Closed Restructuring Programs
Branch closure charges	$13	$—	$(3)	$10
Severance and other	—	—	—	—
Total	$13	$—	$(3)	$10
NES/Neff/Project XL Restructuring Program
Branch closure charges	$8	$1	$(3)	$6
Severance and other	12	5	(11)	6
Total	$20	$6	$(14)	$12
Total
Branch closure charges	$21	$1	$(6)	$16
Severance and other	12	5	(11)	6
Total	$33	$6	$(17)	$22

_________________
(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.

6. Fair Value Measurements
As of June 30, 2018 and December 31, 2017, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximated their book values as of June 30, 2018 and December 31, 2017. The estimated fair values of our financial instruments, all of which are

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

categorized in Level 1 of the fair value hierarchy, as of June 30, 2018 and December 31, 2017 have been calculated based upon available market information, and were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,010	$6,907	$7,008	$7,340

7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	June 30, 2018	December 31, 2017
Accounts Receivable Securitization Facility expiring 2018 (1)	$869	$695
$3.0 billion ABL Facility expiring 2021 (2)	1,033	1,670
4 5/8 percent Senior Secured Notes due 2023	993	992
5 3/4 percent Senior Notes due 2024	841	841
5 1/2 percent Senior Notes due 2025	794	793
4 5/8 percent Senior Notes due 2025	740	740
5 7/8 percent Senior Notes due 2026	998	998
5 1/2 percent Senior Notes due 2027	991	990
4 7/8 percent Senior Notes due 2028 (3)	1,649	1,648
4 7/8 percent Senior Notes due 2028 (3)	4	6
Capital leases	74	67
Total debt	8,986	9,440
Less short-term portion (4)	(900)	(723)
Total long-term debt	$8,086	$8,717
 ___________________

(1)
In June 2018, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. The size of the facility, which expires on June 29, 2019, was increased to $875. At June 30, 2018, $5 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 2.9 percent at June 30, 2018. During the six months ended June 30, 2018, the monthly average principal amount outstanding under the accounts receivable securitization facility was $749, and the weighted-average interest rate thereon was 2.7 percent. The maximum month-end principal amount outstanding under the accounts receivable securitization facility during the six months ended June 30, 2018 was $870. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2018, there were $879 of receivables, net of applicable reserves and other deductions, in the collateral pool.

(2)
At June 30, 2018, $1.923 billion was available under our ABL facility, net of $37 of letters of credit. The interest rate applicable to the ABL facility was 3.5 percent at June 30, 2018. During the six months ended June 30, 2018, the monthly average principal amount outstanding under the ABL facility was $1.184 billion, and the weighted-average interest rate thereon was 3.2 percent. The maximum month-end principal amount outstanding under the ABL facility during the six months ended June 30, 2018 was $1.373 billion.

(3)
URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

(4)	As of June 30, 2018, our short-term debt primarily reflects $869 of borrowings under our accounts receivable securitization facility.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Loan Covenants and Compliance
As of June 30, 2018, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income available to common stockholders	$270	$141	453	250
Denominator:
Denominator for basic earnings per share—weighted-average common shares	83,456	84,635	83,854	84,546
Effect of dilutive securities:
Employee stock options	370	394	393	403
Restricted stock units	373	379	476	452
Denominator for diluted earnings per share—adjusted weighted-average common shares	84,199	85,408	84,723	85,401
Basic earnings per share	$3.22	$1.67	$5.40	$2.95
Diluted earnings per share	$3.20	$1.65	$5.34	$2.92

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
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of June 30, 2018, the amount available for distribution under the most restrictive of these covenants was $804. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of June 30, 2018, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $2.001 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$44	$—	$73	$—	$—	$117
Accounts receivable, net	—	—	—	109	1,094	—	1,203
Intercompany receivable (payable)	1,197	(1,083)	(98)	(16)	—	—	—
Inventory	—	85	—	9	—	—	94
Prepaid expenses and other assets	—	89	—	3	—	—	92
Total current assets	1,197	(865)	(98)	178	1,094	—	1,506
Rental equipment, net	—	7,642	—	571	—	—	8,213
Property and equipment, net	45	354	41	40	—	—	480
Investments in subsidiaries	1,939	1,053	908	—	—	(3,900)	—
Goodwill	—	3,842	—	254	—	—	4,096
Other intangible assets, net	—	758	—	40	—	—	798
Other long-term assets	6	9	—	—	—	—	15
Total assets	$3,187	$12,793	$851	$1,083	$1,094	$(3,900)	$15,108
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$28	$—	$2	$869	$—	$900
Accounts payable	—	787	—	72	—	—	859
Accrued expenses and other liabilities	—	429	13	27	1	—	470
Total current liabilities	1	1,244	13	101	870	—	2,229
Long-term debt	—	8,074	9	3	—	—	8,086
Deferred taxes	22	1,416	—	71	—	—	1,509
Other long-term liabilities	—	120	—	—	—	—	120
Total liabilities	23	10,854	22	175	870	—	11,944
Total stockholders’ equity (deficit)	3,164	1,939	829	908	224	(3,900)	3,164
Total liabilities and stockholders’ equity (deficit)	$3,187	$12,793	$851	$1,083	$1,094	$(3,900)	$15,108

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,507	$—	$124	$—	$—	$1,631
Sales of rental equipment	—	143	—	14	—	—	157
Sales of new equipment	—	40	—	4	—	—	44
Contractor supplies sales	—	21	—	3	—	—	24
Service and other revenues	—	29	—	6	—	—	35
Total revenues	—	1,740	—	151	—	—	1,891
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	561	—	59	—	—	620
Depreciation of rental equipment	—	298	—	25	—	—	323
Cost of rental equipment sales	—	85	—	7	—	—	92
Cost of new equipment sales	—	34	—	4	—	—	38
Cost of contractor supplies sales	—	14	—	2	—	—	16
Cost of service and other revenues	—	16	—	4	—	—	20
Total cost of revenues	—	1,008	—	101	—	—	1,109
Gross profit	—	732	—	50	—	—	782
Selling, general and administrative expenses	(35)	242	—	23	9	—	239
Merger related costs	—	2	—	—	—	—	2
Restructuring charge	—	4	—	—	—	—	4
Non-rental depreciation and amortization	4	58	—	5	—	—	67
Operating income (loss)	31	426	—	22	(9)	—	470
Interest (income) expense, net	(8)	115	—	—	5	—	112
Other (income) expense, net	(156)	172	—	13	(30)	—	(1)
Income before provision for income taxes	195	139	—	9	16	—	359
Provision for income taxes	43	40	—	2	4	—	89
Income before equity in net earnings (loss) of subsidiaries	152	99	—	7	12	—	270
Equity in net earnings (loss) of subsidiaries	118	19	7	—	—	(144)	—
Net income (loss)	270	118	7	7	12	(144)	270
Other comprehensive (loss) income	(20)	(20)	(21)	(90)	—	131	(20)
Comprehensive income (loss)	$250	$98	$(14)	$(83)	$12	$(13)	$250

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$2,853	$—	$237	$—	$—	$3,090
Sales of rental equipment	—	307	—	31	—	—	338
Sales of new equipment	—	77	—	9	—	—	86
Contractor supplies sales	—	36	—	6	—	—	42
Service and other revenues	—	60	—	9	—	—	69
Total revenues	—	3,333	—	292	—	—	3,625
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,096	—	116	—	—	1,212
Depreciation of rental equipment	—	595	—	50	—	—	645
Cost of rental equipment sales	—	183	—	16	—	—	199
Cost of new equipment sales	—	67	—	8	—	—	75
Cost of contractor supplies sales	—	24	—	4	—	—	28
Cost of service and other revenues	—	33	—	5	—	—	38
Total cost of revenues	—	1,998	—	199	—	—	2,197
Gross profit	—	1,335	—	93	—	—	1,428
Selling, general and administrative expenses	5	407	—	42	17	—	471
Merger related costs	—	3	—	—	—	—	3
Restructuring charge	—	6	—	—	—	—	6
Non-rental depreciation and amortization	8	120	—	10	—	—	138
Operating (loss) income	(13)	799	—	41	(17)	—	810
Interest (income) expense, net	(15)	227	1	(1)	10	(1)	221
Other (income) expense, net	(297)	333	—	24	(62)	—	(2)
Income (loss) before provision for income taxes	299	239	(1)	18	35	1	591
Provision for income taxes	60	64	—	5	9	—	138
Income (loss) before equity in net earnings (loss) of subsidiaries	239	175	(1)	13	26	1	453
Equity in net earnings (loss) of subsidiaries	214	39	13	—	—	(266)	—
Net income (loss)	453	214	12	13	26	(265)	453
Other comprehensive (loss) income	(45)	(45)	(46)	(113)	—	204	(45)
Comprehensive income (loss)	$408	$169	$(34)	$(100)	$26	$(61)	$408

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$12	$1,714	$(1)	$(66)	$(10)	$—	$1,649
Net cash used in investing activities	(12)	(920)	—	(73)	—	—	(1,005)
Net cash (used in) provided by financing activities	—	(773)	1	(108)	10	—	(870)
Effect of foreign exchange rates	—	—	—	(9)	—	—	(9)
Net increase (decrease) in cash and cash equivalents	—	21	—	(256)	—	—	(235)
Cash and cash equivalents at beginning of period	—	23	—	329	—	—	352
Cash and cash equivalents at end of period	$—	$44	$—	$73	$—	$—	$117
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$10	$1,297	$(1)	$78	$(55)	$—	$1,329
Net cash used in investing activities	(10)	(1,624)	—	(50)	—	—	(1,684)
Net cash provided by (used in) financing activities	—	315	1	(1)	55	—	370
Effect of foreign exchange rates	—	—	—	11	—	—	11
Net (decrease) increase in cash and cash equivalents	—	(12)	—	38	—	—	26
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$9	$—	$329	$—	$—	$338

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

11. Subsequent Event
BakerCorp Acquisition
In June 2018, we entered into a definitive merger agreement with BakerCorp International Holdings, Inc. (“BakerCorp”), pursuant to which we have agreed to acquire BakerCorp in an all cash transaction for approximately $715. The merger and related fees and expenses will be funded through available cash and drawings on current debt facilities. BakerCorp is a provider of rental equipment with approximately 950 employees serving customers in North America and Europe. BakerCorp’s operations are primarily concentrated in the United States and Canada, where it has 46 locations, with another 11 locations in France, Germany, the United Kingdom and the Netherlands. BakerCorp has annual revenues of approximately $295. We expect the merger to close early in the third quarter of 2018.
Termination of Master Exchange Agreement
On July 17, 2018, URNA terminated the Master Exchange Agreement, dated as of January 1, 2009, by and among United Rentals Exchange, LLC, IPX1031 LLC, a Delaware limited liability company, URNA, and United Rentals Northwest, Inc., an Oregon corporation, as amended by Amendment No. 1, dated as of January 1, 2012 (the “Master Exchange Agreement”). A description of the Master Exchange Agreement is set forth in Item 1.01 of URI and URNA’s Form 8-K filed on January 7, 2009. The Master Exchange Agreement was terminated because, as a result of the Tax Act, we are no longer able to defer gains on the sale of property sold after 2017 under the like-kind exchange asset management program under the Master Exchange Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,008 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $12.0 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,400 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2018.
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

•
The continued expansion of our trench, power and pump footprint, as well as our tools offering, and the cross-selling of these services throughout our network, as exhibited by our pending acquisition of BakerCorp discussed in note 11 to the condensed consolidated financial statements. We believe that the expansion of our trench, power and pump business, as well as our tools offering, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES and Neff. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

For the six months ended June 30, 2018, equipment rental revenue increased 22.0 percent as compared to the same period in 2017, primarily reflecting a 20.6 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions discussed in note 3 to the condensed consolidated financial statements, and a 2.4 percent rental rate increase. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 10.7 percent year-over-year, primarily reflecting a 7.0 percent increase in the volume of OEC on rent and a 2.8 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. In particular, we saw improvement in our trench, power and pump segment. The volume of OEC on rent increased 37.1 percent in our trench, power and pump segment, primarily due to continued strength in our Trench Safety and Power and HVAC regions, and improved performance in our Pump Solutions region. The improvement in the Pump Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers).
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

•	Amended and extended our ABL facility, including an increase in the facility size from $2.5 billion to $3.0 billion; and

•	Amended and extended our accounts receivable securitization facility, including an increase in the facility size from $625 to $875.
As of June 30, 2018, we had available liquidity of $2.045 billion, including cash and cash equivalents of $117.
Net income. Net income and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 are presented below. Net income and diluted earnings per share for 2018 reflect lower effective tax rates due to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") in December 2017, as discussed further below (see "Results of Operations-Other costs/(income)"). The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent, which contributed an estimated $0.58 and $0.95 to diluted earnings per share for the three and six months ended June 30, 2018, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$270	$141	$453	$250
Diluted earnings per share	$3.20	$1.65	$5.34	$2.92
Net income and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities. The reduction in the tax rates for 2018 reflects the enactment of the Tax Act.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Tax rate applied to items below	25.3%		38.5%		25.3%		38.5%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(2)	$(0.02)	$(9)	$(0.09)	$(3)	$(0.03)	$(10)	$(0.11)
Merger related intangible asset amortization (2)	(30)	(0.37)	(24)	(0.30)	(64)	(0.76)	(48)	(0.57)
Impact on depreciation related to acquired fleet and property and equipment (3)	(7)	(0.08)	2	0.03	(15)	(0.17)	2	0.02
Impact of the fair value mark-up of acquired fleet (4)	(12)	(0.15)	(11)	(0.13)	(30)	(0.36)	(16)	(0.19)
Restructuring charge (5)	(2)	(0.03)	(12)	(0.14)	(4)	(0.05)	(12)	(0.14)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	—	(8)	(0.09)	—	—	(8)	(0.09)

(1)
This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 3 to our condensed consolidated financial statements and the BakerCorp acquisition discussed in note 11 to our condensed consolidated financial statements. The BakerCorp acquisition is expected to close early in the third quarter of 2018. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$270	$141	$453	$250
Provision for income taxes	89	88	138	140
Interest expense, net	112	113	221	207
Depreciation of rental equipment	323	266	645	514
Non-rental depreciation and amortization	67	64	138	126
EBITDA	$861	$672	$1,595	$1,237
Merger related costs (1)	2	14	3	16
Restructuring charge (2)	4	19	6	19
Stock compensation expense, net (3)	24	24	43	40
Impact of the fair value mark-up of acquired fleet (4)	16	18	40	26
Adjusted EBITDA	$907	$747	$1,687	$1,338

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$1,649	$1,329
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(6)	(4)
Gain on sales of rental equipment	139	98
Gain on sales of non-rental equipment	3	3
Gain on insurance proceeds from damaged equipment	14	8
Merger related costs (1)	(3)	(16)
Restructuring charge (2)	(6)	(19)
Stock compensation expense, net (3)	(43)	(40)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	(12)
Changes in assets and liabilities	(404)	(346)
Cash paid for interest	213	177
Cash paid for income taxes, net	39	59
EBITDA	$1,595	$1,237
Add back:
Merger related costs (1)	3	16
Restructuring charge (2)	6	19
Stock compensation expense, net (3)	43	40
Impact of the fair value mark-up of acquired fleet (4)	40	26
Adjusted EBITDA	$1,687	$1,338
 ___________________

(1)
This reflects transaction costs associated with the NES and Neff acquisitions discussed in note 3 to our condensed consolidated financial statements and the BakerCorp acquisition discussed in note 11 to our condensed consolidated financial statements. The BakerCorp acquisition is expected to close early in the third quarter of 2018. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

For the three months ended June 30, 2018, EBITDA increased $189, or 28.1 percent, and adjusted EBITDA increased $160, or 21.4 percent. For the three months ended June 30, 2018, EBITDA margin increased 340 basis points to 45.5 percent, and adjusted EBITDA margin increased 120 basis points to 48.0 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisition of Neff in October 2017, and EBITDA and adjusted EBITDA for 2018 include the impact of Neff. The increase in the EBITDA margin primarily reflects i) reduced merger related costs and restructuring charges, ii) a decrease in selling, general and administrative ("SG&A") expense as a percentage of revenue primarily due to a reduction in salaries, stock compensation and bonuses as a percentage of revenue and decreased bad debt expense primarily due to improved accounts receivable aging and iii) increased margins from sales of rental equipment. The increase in the adjusted EBITDA margin primarily reflects a decrease in SG&A expense as a percentage of revenue primarily due to a reduction in salaries and bonuses as a percentage of revenue and decreased bad debt expense primarily due to improved accounts receivable aging.
For the six months ended June 30, 2018, EBITDA increased $358, or 28.9 percent, and adjusted EBITDA increased $349, or 26.1 percent. For the six months ended June 30, 2018, EBITDA margin increased 210 basis points to 44.0 percent, and adjusted EBITDA margin increased 120 basis points to 46.5 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of NES in April 2017 and Neff in October 2017, and EBITDA and adjusted EBITDA for 2018 include the impact of NES and Neff. The increase in the EBITDA margin primarily reflects i) reduced merger related costs and restructuring charges and ii) a decrease in SG&A expense as a percentage of revenue primarily due to a reduction in salaries, stock compensation and bonuses as a percentage of revenue and decreased bad debt expense primarily due to improved accounts receivable aging. The increase in the adjusted EBITDA margin primarily reflects a decrease in SG&A expense as a percentage of revenue primarily due to a reduction in salaries and bonuses as a percentage of revenue and decreased bad debt expense primarily due to improved accounts receivable aging.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended June 30, 2018, one of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2018
Equipment rentals	$1,332	$299	$1,631
Sales of rental equipment	145	12	157
Sales of new equipment	38	6	44
Contractor supplies sales	19	5	24
Service and other revenues	32	3	35
Total revenue	$1,566	$325	$1,891
Three Months Ended June 30, 2017
Equipment rentals	$1,143	$224	$1,367
Sales of rental equipment	122	11	133
Sales of new equipment	43	4	47
Contractor supplies sales	18	3	21
Service and other revenues	26	3	29
Total revenue	$1,352	$245	$1,597
Six Months Ended June 30, 2018
Equipment rentals	$2,533	$557	$3,090
Sales of rental equipment	316	22	338
Sales of new equipment	75	11	86
Contractor supplies sales	33	9	42
Service and other revenues	62	7	69
Total revenue	$3,019	$606	$3,625
Six Months Ended June 30, 2017
Equipment rentals	$2,120	$413	$2,533
Sales of rental equipment	218	21	239
Sales of new equipment	78	8	86
Contractor supplies sales	32	7	39
Service and other revenues	50	6	56
Total revenue	$2,498	$455	$2,953

Equipment rentals. For the three months ended June 30, 2018, equipment rentals of $1.631 billion increased $264, or 19.3 percent, as compared to the same period in 2017, primarily reflecting a 15.9 percent increase in the volume of OEC on rent, which includes the impact of the Neff acquisition discussed in note 3 to our condensed consolidated financial statements, and a 2.8 percent rental rate increase. On a pro forma basis including the standalone, pre-acquisition results of Neff, equipment rental revenue increased 11.4 percent year-over-year, primarily reflecting a 7.1 percent increase in the volume of OEC on rent and a 2.8 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues for the three months ended June 30, 2018.

For the six months ended June 30, 2018, equipment rentals of $3.09 billion increased $557, or 22.0 percent, as compared to the same period in 2017, primarily reflecting a 20.6 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions discussed in note 3 to our condensed consolidated financial statements, and a 2.4 percent rental rate increase. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 10.7 percent year-over-year, primarily reflecting a 7.0 percent increase in the volume of OEC on rent and a 2.8 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2018.

For the three months ended June 30, 2018, general rentals equipment rentals increased $189, or 16.5 percent, as compared to the same period in 2017, primarily reflecting a 14.4 percent increase in the volume of OEC on rent, which includes the impact of the Neff acquisition, and increased rental rates. On a pro forma basis including the standalone, pre-acquisition results of Neff, equipment rental revenue increased 7.4 percent and the volume of OEC on rent increased 5.3 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. For the three months ended June 30, 2018, equipment rentals represented 85 percent of total revenues for the general rentals segment.

For the six months ended June 30, 2018, general rentals equipment rentals increased $413, or 19.5 percent, as compared to the same period in 2017, primarily reflecting a 19.3 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions, and increased rental rates. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 6.5 percent and the volume of OEC on rent increased 5.1 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. For the six months ended June 30, 2018, equipment rentals represented 84 percent of total revenues for the general rentals segment.

For the three months ended June 30, 2018, trench, power and pump equipment rentals increased $75, or 33.5 percent, as compared to the same period in 2017, primarily reflecting a 35.4 percent increase in the volume of OEC on rent. Trench, power and pump average OEC for the three months ended June 30, 2018 increased 28.8 percent as compared to the same period in 2017. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions and Power and HVAC regions. The improvement in the Pump Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers). The Power and HVAC region experienced growth in revenue from oil and gas, and non-residential construction, customers. For the three months ended June 30, 2018, equipment rentals represented 92 percent of total revenues for the trench, power and pump segment.

For the six months ended June 30, 2018, trench, power and pump equipment rentals increased $144, or 34.9 percent, as compared to the same period in 2017, primarily reflecting a 37.1 percent increase in the volume of OEC on rent. Trench, power and pump average OEC for the six months ended June 30, 2018 increased 28.1 percent as compared to the same period in 2017. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions and Power and HVAC regions. The improvement in the Pump Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers). The Power and HVAC region experienced growth in revenue from oil and gas, and non-residential construction, customers. For the six months ended June 30, 2018, equipment rentals represented 92 percent of total revenues for the trench, power and pump segment.
Sales of rental equipment. For the six months ended June 30, 2018, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2018, sales of rental equipment increased 18.0 percent and 41.4 percent, respectively, from the same periods in 2017. As discussed in note 2 to the condensed consolidated financial statements, in 2018, we adopted accounting guidance that clarified the principles for recognizing revenue. Under the new guidance, we no longer defer recognition associated with certain sales of rental equipment that were previously deferred until certain contingent future events occurred. This change in accounting resulted in earlier recognition of some revenue that in 2017 was recognized later in the year, which contributed to the year-over-year revenue increase for the six months ended June 30, 2018 (see note 2 for additional detail). The change in accounting accelerated some revenue, but does not impact total annual revenue because the contingencies that previously resulted in deferral are always resolved within the same calendar year. Excluding the impact of the accounting change, sales of rental equipment increased primarily due to increased volume, driven by a significantly larger fleet size, in a strong used equipment market. Average OEC for the three and six months ended June 30, 2018 increased 16.2 percent and 21.6 percent year-over-year, respectively. The increase in average OEC for three months ended June 30, 2018 includes the impact of the Neff acquisition and the increase for the six months ended June 30, 2018 includes the impact of the NES and Neff acquisitions.
Sales of new equipment. For the six months ended June 30, 2018, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2018, sales of new equipment did not change significantly from the same periods in 2017.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2018, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and six months ended June 30, 2018 did not change significantly from the same periods in 2017.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2018, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2018, service and other revenues increased 20.7 percent and 23.2 percent, respectively, from the same periods in 2017, primarily reflecting the impact of the NES acquisition discussed in note 3 to the condensed consolidated financial statements and an increased emphasis on this line of business.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and pump	Total
Three Months Ended June 30, 2018
Equipment Rentals Gross Profit	$543	$145	$688
Equipment Rentals Gross Margin	40.8%	48.5%	42.2%
Three Months Ended June 30, 2017
Equipment Rentals Gross Profit	$465	$111	$576
Equipment Rentals Gross Margin	40.7%	49.6%	42.1%
Six Months Ended June 30, 2018
Equipment Rentals Gross Profit	$969	$264	$1,233
Equipment Rentals Gross Margin	38.3%	47.4%	39.9%
Six Months Ended June 30, 2017
Equipment Rentals Gross Profit	$825	$195	$1,020
Equipment Rentals Gross Margin	38.9%	47.2%	40.3%

General rentals. For the three months ended June 30, 2018, equipment rentals gross profit increased by $78 and equipment rentals gross margin increased by 10 basis points from 2017. The gross profit increase includes the impact of the Neff acquisition. The gross margin increase primarily reflects increased rental rates partially offset by a 30 basis point decrease in time utilization. For the three months ended June 30, 2018 and 2017, time utilization was 70.0 percent and 70.3 percent, respectively. The decrease in time utilization primarily reflected the impact of the Neff acquisition, and time utilization was flat year-over-year on a pro forma basis including the standalone, pre-acquisition results of Neff. The volume of OEC on rent increased 14.4 percent, including the impact of the Neff acquisition. On a pro forma basis including the standalone, pre-acquisition results of Neff, the volume of OEC on rent increased 5.3 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets.

For the six months ended June 30, 2018, equipment rentals gross profit increased by $144 and equipment rentals gross margin decreased by 60 basis points from 2017. The gross margin decrease primarily reflects a 90 basis point decrease in time utilization and increased depreciation of rental equipment, partially offset by increased rental rates. For the six months ended

June 30, 2018 and 2017, time utilization was 68.0 percent and 68.9 percent, respectively. The decrease in time utilization primarily reflected the impact of the NES and Neff acquisitions. The volume of OEC on rent increased 19.3 percent, including the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 5.1 percent and time utilization decreased 20 basis points. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. While the volume of OEC on rent increased 19.3 percent and equipment rentals increased 19.5 percent, depreciation of rental equipment increased 23.7 percent due primarily to the NES and Neff acquisitions.
Trench, power and pump. For the three months ended June 30, 2018, equipment rentals gross profit increased by $34 and equipment rentals gross margin decreased by 110 basis points from 2017. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 33.5 percent, average OEC increased 28.8 percent and the volume of OEC on rent increased 35.4 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions and Power and HVAC regions. The improvement in the Pump Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers). The Power and HVAC region experienced growth in revenue from oil and gas, and non-residential construction, customers. The decrease in equipment rentals gross margin primarily reflected increased depreciation of rental equipment as a percentage of revenue. As compared to the equipment rentals revenue increase of 33.5 percent, depreciation of rental equipment increased 41.3 percent.
For the six months ended June 30, 2018, equipment rentals gross profit increased by $69 and equipment rentals gross margin increased by 20 basis points from 2017. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and pump equipment rentals increased 34.9 percent, average OEC increased 28.1 percent and the volume of OEC on rent increased 37.1 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Pump Solutions and Power and HVAC regions. The improvement in the Pump Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers). The Power and HVAC region experienced growth in revenue from oil and gas, and non-residential construction, customers.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Total gross margin	41.4%	41.0%	40 bps	39.4%	39.6%	(20) bps
Equipment rentals	42.2%	42.1%	10 bps	39.9%	40.3%	(40) bps
Sales of rental equipment	41.4%	39.1%	230 bps	41.1%	41.0%	10 bps
Sales of new equipment	13.6%	14.9%	(130) bps	12.8%	14.0%	(120) bps
Contractor supplies sales	33.3%	28.6%	470 bps	33.3%	28.2%	510 bps
Service and other revenues	42.9%	48.3%	(540) bps	44.9%	50.0%	(510) bps

For the three months ended June 30, 2018, total gross margin increased 40 basis points from the same period in 2017 primarily due to increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 10 basis points, primarily reflecting a 2.8 percent rental rate increase partially offset by a 20 basis point decrease in time utilization. For the three months ended June 30, 2018 and 2017, time utilization was 69.2 percent and 69.4 percent, respectively. The decrease in time utilization primarily reflected the impact of the Neff acquisition. The volume of OEC on rent increased 15.9 percent, including the impact of the Neff acquisition. On a pro forma basis including the standalone, pre-acquisition results of Neff, year-over-year, the volume of OEC on rent increased 7.1 percent, rental rates increased 2.8 percent and time utilization was flat. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Gross margin from sales of rental equipment increased 230 basis points, primarily reflecting improved pricing and changes in the mix of equipment sold. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended June 30, 2018).

For the six months ended June 30, 2018, total gross margin decreased 20 basis points from the same period in 2017 primarily due to decreased gross margins from equipment rentals. Equipment rentals gross margin decreased 40 basis points, primarily reflecting a 60 basis point decrease in time utilization and increased depreciation of rental equipment, partially offset by a 2.4 percent rental rate increase. For the six months ended June 30, 2018 and 2017, time utilization was 67.2 percent and 67.8 percent, respectively. The decrease in time utilization primarily reflected the impact of the NES and Neff acquisitions. The volume of OEC on rent increased 20.6 percent, including the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 7.0 percent, time utilization decreased 10 basis points and rental rates increased 2.8 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. While the volume of OEC on rent increased 20.6 percent and equipment rentals increased 22.0 percent, depreciation of rental equipment increased 25.5 percent due primarily to the NES and Neff acquisitions. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the six months ended June 30, 2018).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Selling, general and administrative ("SG&A") expense	$239	$218	9.6%	$471	$411	14.6%
SG&A expense as a percentage of revenue	12.6%	13.7%	(110) bps	13.0%	13.9%	(90) bps
Merger related costs	2	14	(85.7)%	3	16	(81.3)%
Restructuring charge	4	19	(78.9)%	6	19	(68.4)%
Non-rental depreciation and amortization	67	64	4.7%	138	126	9.5%
Interest expense, net	112	113	(0.9)%	221	207	6.8%
Other income, net	(1)	(2)	(50.0)%	(2)	—	—%
Provision for income taxes	89	88	1.1%	138	140	(1.4)%
Effective tax rate	24.8%	38.4%	(1,360) bps	23.4%	35.9%	(1,250) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The decreases in SG&A expense as a percentage of revenue for the three and six months ended June 30, 2018 primarily reflect i) a reduction in salaries, stock compensation and bonuses as a percentage of revenue and ii) decreased bad debt expense primarily due to improved accounts receivable aging.
The merger related costs reflect transaction costs associated with the NES and Neff acquisitions discussed in note 3 to our condensed consolidated financial statements and the BakerCorp acquisition discussed in note 11 to our condensed consolidated financial statements. The BakerCorp acquisition is expected to close early in the third quarter of 2018. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. As discussed in notes 3 and 11 to our condensed consolidated financial statements, NES had annual revenues of approximately $369, Neff had annual revenues of approximately $413 and BakerCorp had annual revenues of approximately $295.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is discussed in note 3 to the condensed consolidated financial statements. For additional information, see note 5 to the condensed consolidated financial statements.
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships and non-compete agreements.
Interest expense, net for the three and six months ended June 30, 2018 did not change significantly year-over-year as the impact of higher average debt was offset by a lower average cost of debt. The year-over-year increases in average debt include the impact of the debt issued to finance the NES and Neff acquisitions discussed in note 3 to the condensed consolidated financial statements. Interest expense, net for the three and six months ended June 30, 2017 included a debt redemption loss of $12.
The Tax Act that was enacted in December 2017 decreased the U.S. federal statutory income tax rate from 35 percent to 21 percent. The differences between the 2018 and 2017 effective tax rates and the federal statutory rates primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, and certain nondeductible charges. The six months ended June 30, 2018 and 2017 additionally include tax reductions of $12 and $8, respectively, associated with excess tax benefits from share-based payment arrangements. See note 1 to the condensed consolidated financial statements for further discussion of the Tax Act.
Balance sheet. Accounts payable increased by $450, or 110.0 percent, from December 31, 2017 to June 30, 2018 primarily due to a seasonal increase in capital expenditures. Accrued expenses and other liabilities decreased by $66, or 12.3 percent, from December 31, 2017 to June 30, 2018 primarily due to payments for 2017 bonus compensation made during the six months ended June 30, 2018.
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
Since 2012, we have repurchased a total of $2.450 billion of Holdings' common stock under four completed share repurchase programs, including the $1 billion share repurchase program our Board authorized in July 2015, which was completed in June 2018. In April 2018, our Board authorized a new $1.25 billion share repurchase program. Following the completion of the $1 billion share repurchase program discussed above, the $1.25 billion program commenced in July 2018. We intend to complete the program by the end of 2019.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2018, we had cash and cash equivalents of $117. Cash equivalents at June 30, 2018 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2018:

ABL facility:
Borrowing capacity, net of letters of credit	$1,923
Outstanding debt, net of debt issuance costs	1,033
Interest rate at June 30, 2018	3.5%
Average month-end principal amount of debt outstanding	1,184
Weighted-average interest rate on average debt outstanding	3.2%
Maximum month-end principal amount of debt outstanding	1,373
Accounts receivable securitization facility:
Borrowing capacity	5
Outstanding debt, net of debt issuance costs	869
Interest rate at June 30, 2018	2.9%
Average month-end principal amount of debt outstanding	749
Weighted-average interest rate on average debt outstanding	2.7%
Maximum month-end principal amount of debt outstanding	870
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 16, 2018 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of June 30, 2018, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2018, we (i) generated cash from operating activities of $1.649 billion and (ii) generated cash from the sale of rental and non-rental equipment of $346. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.306 billion, (ii) make debt payments, net of proceeds, of $476, (iii) purchase other companies for $58 and (iv) purchase shares of our common stock for $395. During the six months ended June 30, 2017, we (i) generated cash from operating activities of $1.329 billion, (ii) generated cash from the sale of rental and non-rental equipment of $245 and (iii) received cash from debt proceeds, net of payments, of $400. We used cash during this period principally to (i) purchase rental and non-rental equipment of $968, (ii) purchase other companies for $965 and (iii) purchase shares of our common stock for $24.
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

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$1,649	$1,329
Purchases of rental equipment	(1,226)	(913)
Purchases of non-rental equipment	(80)	(55)
Proceeds from sales of rental equipment	338	239
Proceeds from sales of non-rental equipment	8	6
Insurance proceeds from damaged equipment	14	8
Free cash flow	$703	$614

Free cash flow for the six months ended June 30, 2018 was $703, an increase of $89 as compared to $614 for the six months ended June 30, 2017. Free cash flow increased primarily due to increased cash provided by operating activities and increased proceeds from sales of rental equipment, partially offset by increased purchases of rental and non-rental equipment. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) increased $214, or 32 percent, year-over-year.
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
Interest Rate Risk. As of June 30, 2018, we had an aggregate of $1.9 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of June 30, 2018 under the ABL facility and the accounts receivable securitization facility. As of June 30, 2018, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $14 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2018, we had an aggregate of $7.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2018 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2018. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2018 to April 30, 2018	326,005	(1)	$169.18	325,114	—
May 1, 2018 to May 31, 2018	363,650	(1)	$151.90	362,046	—
June 1, 2018 to June 30, 2018	357,704	(1)	$162.73	356,268	—
Total	1,047,359		$160.98	1,043,428	$1,250,000,000

(1)
In April 2018, May 2018 and June 2018, 891, 1,604 and 1,436 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On July 21, 2015, our Board authorized a $1 billion share repurchase program which commenced in November 2015. The purchases above were made pursuant to this program, which was completed in June 2018. On April 17, 2018, our Board authorized a new $1.25 billion share repurchase program, which commenced in July 2018 upon completion of the $1 billion share repurchase program. The dollar amount above that may yet be purchased pertains to the $1.25 billion program, which we intend to complete by the end of 2019.

Item 6.	Exhibits

2
Agreement and Plan of Merger, dated as of June 30, 2018, by and among United Rentals, Inc., UR Merger Sub IV Corporation and BakerCorp International Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)

3(a)
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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10
Amendment No. 8 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 5 to Third Amended and Restated Purchase and Contribution Agreement, dated as of June 29, 2018, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, MUFG Bank, Ltd. (formerly known as the Bank of Tokyo-Mitsubishi UFJ, Ltd.), Bank of Montreal and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 29, 2018)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended June 30, 2018 filed on July 18, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	July 18, 2018	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 18, 2018	By:	/S/ JESSICA T. GRAZIANO
Jessica T. Graziano Senior Vice President, Controller and Principal Accounting Officer