Form 10-Q
period 2018-09-30
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2018-10-17
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of October 15, 2018, there were 81,102,622 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	6

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	6

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	8

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2018 (unaudited)	9

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	10

	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	55

Item 1A	Risk Factors	55

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6	Exhibits	56

	Signatures	57

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that companies that we have acquired or may acquire, including NES Rentals Holdings II, Inc. (“NES”), Neff Corporation ("Neff"), BakerCorp International Holdings, Inc. (“BakerCorp”) and Vander Holding Corporation and its subsidiaries ("BlueLine"), could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•	the possibility that the proposed BlueLine acquisition will not close;

•
the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $10.1 billion at September 30, 2018) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$65	$352
Accounts receivable, net of allowance for doubtful accounts of $77 at September 30, 2018 and $68 at December 31, 2017	1,438	1,233
Inventory	104	75
Prepaid expenses and other assets	85	112
Total current assets	1,692	1,772
Rental equipment, net	8,910	7,824
Property and equipment, net	529	467
Goodwill	4,313	4,082
Other intangible assets, net	895	875
Other long-term assets	15	10
Total assets	$16,354	$15,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$896	$723
Accounts payable	688	409
Accrued expenses and other liabilities	503	536
Total current liabilities	2,087	1,668
Long-term debt	9,182	8,717
Deferred taxes	1,628	1,419
Other long-term liabilities	123	120
Total liabilities	13,020	11,924
Common stock—$0.01 par value, 500,000,000 shares authorized, 112,874,448 and 81,537,040 shares issued and outstanding, respectively, at September 30, 2018 and 112,394,395 and 84,463,662 shares issued and outstanding, respectively, at December 31, 2017	1	1
Additional paid-in capital	2,380	2,356
Retained earnings	3,791	3,005
Treasury stock at cost—31,337,408 and 27,930,733 shares at September 30, 2018 and December 31, 2017, respectively	(2,660)	(2,105)
Accumulated other comprehensive loss	(178)	(151)
Total stockholders’ equity	3,334	3,106
Total liabilities and stockholders’ equity	$16,354	$15,030
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Equipment rentals	$1,861	$1,536	$4,951	$4,069
Sales of rental equipment	140	139	478	378
Sales of new equipment	54	40	140	126
Contractor supplies sales	24	21	66	60
Service and other revenues	37	30	106	86
Total revenues	2,116	1,766	5,741	4,719
Cost of revenues:
Cost of equipment rentals, excluding depreciation	671	557	1,883	1,556
Depreciation of rental equipment	343	290	988	804
Cost of rental equipment sales	83	84	282	225
Cost of new equipment sales	46	34	121	108
Cost of contractor supplies sales	15	14	43	42
Cost of service and other revenues	20	14	58	42
Total cost of revenues	1,178	993	3,375	2,777
Gross profit	938	773	2,366	1,942
Selling, general and administrative expenses	265	237	736	648
Merger related costs	11	16	14	32
Restructuring charge	9	9	15	28
Non-rental depreciation and amortization	75	63	213	189
Operating income	578	448	1,388	1,045
Interest expense, net	118	131	339	338
Other income, net	—	(5)	(2)	(5)
Income before provision for income taxes	460	322	1,051	712
Provision for income taxes	127	123	265	263
Net income	$333	$199	$786	$449
Basic earnings per share	$4.05	$2.36	$9.44	$5.31
Diluted earnings per share	$4.01	$2.33	$9.34	$5.26
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$333	$199	$786	$449
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	18	41	(28)	75
Fixed price diesel swaps	—	1	1	—
Other comprehensive (loss) income	18	42	(27)	75
Comprehensive income (1)	$351	$241	$759	$524

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2018 or 2017. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. There were no material taxes associated with other comprehensive income (loss) during 2018 or 2017.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				786
Foreign currency translation adjustments							(28)
Fixed price diesel swaps							1
Stock compensation expense, net	1		73
Exercise of common stock options			2
Shares repurchased and retired			(51)
Repurchase of common stock	(3)				3	(555)
Balance at September 30, 2018	82	$1	$2,380	$3,791	31	$(2,660)	$(178)

(1)Common stock outstanding increased by less than 1 million net shares during the year ended December 31, 2017.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$786	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,201	993
Amortization of deferred financing costs and original issue discounts	9	6
Gain on sales of rental equipment	(196)	(153)
Gain on sales of non-rental equipment	(4)	(4)
Gain on insurance proceeds from damaged equipment	(18)	(10)
Stock compensation expense, net	73	64
Merger related costs	14	32
Restructuring charge	15	28
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	43
Increase in deferred taxes	190	97
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(131)	(172)
Increase in inventory	(23)	(9)
Decrease (increase) in prepaid expenses and other assets	31	(1)
Increase in accounts payable	238	350
(Decrease) increase in accrued expenses and other liabilities	(62)	43
Net cash provided by operating activities	2,123	1,756
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,962)	(1,485)
Purchases of non-rental equipment	(134)	(87)
Proceeds from sales of rental equipment	478	378
Proceeds from sales of non-rental equipment	13	10
Insurance proceeds from damaged equipment	18	10
Purchases of other companies, net of cash acquired	(805)	(1,063)
Purchases of investments	(1)	(5)
Net cash used in investing activities	(2,393)	(2,242)
Cash Flows From Financing Activities:
Proceeds from debt	7,062	8,702
Payments of debt	(6,464)	(8,156)
Proceeds from the exercise of common stock options	2	1
Common stock repurchased	(606)	(26)
Payments of financing costs	(1)	(44)
Net cash (used in) provided by financing activities	(7)	477
Effect of foreign exchange rates	(10)	21
Net (decrease) increase in cash and cash equivalents	(287)	12
Cash and cash equivalents at beginning of period	352	312
Cash and cash equivalents at end of period	$65	$324
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$50	$114
Cash paid for interest	379	305

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
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities in the United States, Canada and Europe. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
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

New Accounting Pronouncements
Leases. In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance ("Topic 842") to increase transparency and comparability among organizations by requiring (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (1) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (2) key aspects of the lessor accounting model with revenue recognition guidance. Topic 842 will be effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedient that allows us to treat the lease and non-lease components of our leases as a single component for our real estate leases. We expect to adopt this guidance when effective, using the transition method that allows us to initially apply Topic 842 at the adoption date of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
As discussed in note 2 to our condensed consolidated financial statements, most of our equipment rental revenues, which accounted for 86 percent of total revenues for the nine months ended September 30, 2018, will be accounted for under the current lease accounting standard ("Topic 840") until the adoption of Topic 842. We have tentatively concluded that no significant changes are expected to the accounting for most of our equipment rental revenues upon adoption of Topic 842.
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
Statement of Cash Flows. In 2018, we retrospectively adopted guidance that was issued to reduce the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The adoption of this guidance did not have a significant impact on our financial statements for the three and nine months ended September 30, 2018 or 2017.
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

Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Tax Act") was enacted in December 2017. The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we were able to determine a reasonable estimate of (1) the effects on our existing deferred tax balances and (2) the one-time transition tax. We recognized a provisional income tax benefit of $689 in the year ended December 31, 2017 associated with these items that we reasonably estimated. As of September 30, 2018, we have not changed the provisional estimate recognized in 2017 associated with the effects on our existing deferred tax balances. During the three and nine months ended September 30, 2018, we increased the estimated one-time transition tax by $6. The Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the tax impact and have not yet made the accounting policy election. As of September 30, 2018, we were able to reasonably estimate provisional adjustments, based on current year operations only, related to GILTI and recognized the immaterial adjustments in our financial statements. In all cases as it relates to the Tax Act, we will continue to refine our calculations as additional analysis is completed and as we gain a more thorough understanding of the tax law.
All amounts recognized associated with the Tax Act as of September 30, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact. We expect to complete the accounting in the fourth quarter of 2018. As noted above, most of the impact of the Act was recognized in 2017, with $6 of additional expense recognized during the three and nine months ended September 30, 2018.
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
We applied the Topic 606 practical expedient that allows entities to not restate contracts that begin and are completed within the same annual reporting period. No other practical expedients associated with the adoption of Topic 606 were applied. The only change to our revenue accounting upon adoption of Topic 606 pertains to sales of certain rental equipment. Prior to the adoption of Topic 606, certain sales of rental equipment were deferred until certain contingent future events occurred. Under Topic 606, we are no longer required to defer the revenue. The adoption of Topic 606 results in earlier recognition (primarily in the first quarter) of certain sales of rental equipment, but it does not impact total annual revenue because the contingencies that previously resulted in deferral under Topic 605 are always resolved within the same calendar year. During the three months ended September 30, 2017, we recognized $139 of sales of rental equipment under Topic 605. Under Topic 606, sales of rental equipment during the three months ended September 30, 2017 would have been $14 less because such sales would have been recognized prior to the three months ended September 30, 2017. During the nine months ended September 30,

2017, we recognized $378 of sales of rental equipment under Topic 605 and such amount does not differ materially from the amount that would have been recognized under Topic 606.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Owned equipment rentals	$1,589	$—	$1,589	$1,320	$—	$1,320
Re-rent revenue	41	—	41	32	—	32
Ancillary and other rental revenues:
Delivery and pick-up	—	132	132	—	107	107
Other	78	21	99	61	16	77
Total ancillary and other rental revenues	78	153	231	61	123	184
Total equipment rentals	1,708	153	1,861	1,413	123	1,536
Sales of rental equipment	—	140	140	—	139	139
Sales of new equipment	—	54	54	—	40	40
Contractor supplies sales	—	24	24	—	21	21
Service and other revenues	—	37	37	—	30	30
Total revenues	$1,708	$408	$2,116	$1,413	$353	$1,766

	Nine Months Ended September 30,
		2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Owned equipment rentals	$4,260	$—	$4,260	$3,508	$—	$3,508
Re-rent revenue	95	—	95	78	—	78
Ancillary and other rental revenues:
Delivery and pick-up	—	336	336	—	279	279
Other	198	62	260	160	44	204
Total ancillary and other rental revenues	198	398	596	160	323	483
Total equipment rentals	4,553	398	4,951	3,746	323	4,069
Sales of rental equipment	—	478	478	—	378	378
Sales of new equipment	—	140	140	—	126	126
Contractor supplies sales	—	66	66	—	60	60
Service and other revenues	—	106	106	—	86	86
Total revenues	$4,553	$1,188	$5,741	$3,746	$973	$4,719

Revenues by reportable segment and geographical market are presented in notes 4 and 11 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2018, 82 percent and 92 percent of total revenues, respectively), and, accordingly, we do not believe that presenting the revenue types above by reportable segment or geographical market would provide information that is material to investors. We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 4 and 11, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 840 and Topic 606/605) of $58 and $46 as of September 30, 2018 and December 31, 2017, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 840 (such revenue represented 79 percent of our total revenues for the nine months ended September 30, 2018). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 840, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 (Topic 605 for 2017) and Topic 840.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the nine months ended September 30, 2018, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at September 30, 2018 and December 31, 2017. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the nine months ended September 30, 2018 and 2017, we recognized expenses of $27 and $24, respectively, primarily within selling, general and administrative expenses in our condensed consolidated statements of income, associated with our allowances for doubtful accounts.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or nine months ended September 30, 2018 or 2017 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2018 and 2017 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018.

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
The aggregate consideration paid to holders of NES common stock and options was approximately $960. The acquisition and related fees and expenses were funded through drawings on our senior secured asset-based revolving credit facility (“ABL facility”) and new debt issuances.
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
The nine months ended September 30, 2018 and 2017 include NES acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our condensed consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired NES locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of NES since the acquisition date. The impact of the NES acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 19.6 percent for the nine months ended September 30, 2018 (such increase also includes the impact of the acquisitions of Neff Corporation ("Neff") and BakerCorp International Holdings, Inc. (“BakerCorp”) discussed below).
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
The aggregate consideration paid to holders of Neff common stock and options was approximately $1.316 billion (including $7 of stock consideration associated with Neff stock options and restricted stock units which were converted into United Rentals stock options). The acquisition and related fees and expenses were primarily funded through new debt issuances.
The following table summarizes the fair values of the assets acquired and liabilities assumed.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Accounts receivable, net of allowance for doubtful accounts (1)	$72
Inventory	5
Rental equipment	550
Property and equipment	45
Intangibles (customer relationships) (2)	153
Other assets	5
Total identifiable assets acquired	830
Current liabilities	(62)
Deferred taxes	(36)
Other long-term liabilities	(3)
Total liabilities assumed	(101)
Net identifiable assets acquired	729
Goodwill (3)	587
Net assets acquired	$1,316
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
The three and nine months ended September 30, 2018 and 2017 include Neff acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our condensed consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired Neff locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of Neff since the acquisition date. The impact of the Neff acquisition on our equipment rentals revenue is primarily reflected in the increases in the volume of OEC on rent of 17.8 percent and 19.6 percent for the three and nine months ended September 30, 2018, respectively. Such increase for the three months ended September 30, 2018 includes the impact of the acquisition of BakerCorp discussed below. Such increase for the nine months ended September 30, 2018 includes the impact of the acquisitions of NES discussed above and BakerCorp discussed below.
BakerCorp Acquisition
In July 2018, we completed the acquisition of BakerCorp. BakerCorp was a leading multinational provider of tank, pump, filtration and trench shoring rental solutions for a broad range of industrial and construction applications. BakerCorp had approximately 950 employees, and its operations were primarily concentrated in the United States and Canada, where it had 46 locations. BakerCorp also had 11 locations in France, Germany, the United Kingdom and the Netherlands. BakerCorp had annual revenues of approximately $295. The acquisition is expected to:
•Augment our bundled solutions for fluid storage, transfer and treatment;
•Expand our strategic account base; and
•Provide a significant opportunity to increase revenue and enhance customer service by cross-selling to our broader customer base.
The aggregate consideration paid was approximately $724. The acquisition and related fees and expenses were funded through drawings on our ABL facility.

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

Accounts receivable, net of allowance for doubtful accounts (1)	$73
Inventory	5
Rental equipment	352
Property and equipment	27
Intangibles (2)	149
Other assets	5
Total identifiable assets acquired	611
Current liabilities	(61)
Deferred taxes	(20)
Total liabilities assumed	(81)
Net identifiable assets acquired	530
Goodwill (3)	194
Net assets acquired	$724
(1) The fair value of accounts receivables acquired was $73, and the gross contractual amount was $79. We estimated that $6 would be uncollectible.
(2) The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$144	8
Trade names and associated trademarks	5	5
Total	$149
(3) All of the goodwill was assigned to our trench, power and fluid solutions segment. The level of goodwill that resulted from the acquisition is primarily reflective of BakerCorp's going-concern value, the value of BakerCorp's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that are not associated with the identifiable assets. $7 of goodwill is expected to be deductible for income tax purposes.
The three and nine months ended September 30, 2018 include BakerCorp acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BakerCorp locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BakerCorp since the acquisition date. The impact of the BakerCorp acquisition on our equipment rentals revenue is primarily reflected in the increases in the volume of OEC on rent of 17.8 percent and 19.6 percent for the three and nine months ended September 30, 2018, respectively. Such increase for the three months ended September 30, 2018 includes the impact of the acquisition of Neff discussed above. Such increase for the nine months ended September 30, 2018 includes the impact of the acquisitions of NES and Neff discussed above.
Pro forma financial information
The pro forma information below gives effect to the NES, Neff and BakerCorp acquisitions as if they had been completed on January 1, 2017 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information includes adjustments to record the assets and liabilities of NES, Neff and BakerCorp at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The acquisition measurement periods for

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

NES and Neff have ended and the values assigned to the NES and Neff assets acquired and liabilities assumed are final. The opening balance sheet values assigned to the BakerCorp assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. The tables below present unaudited pro forma consolidated income statement information as if NES, Neff and BakerCorp had been included in our consolidated results for the entire periods reflected. NES and Neff are excluded from the 2018 table because they are included in our results for the entire nine months ended September 30, 2018.

	Three Months Ended					Nine Months Ended
	September 30, 2017					September 30, 2017
	United Rentals	NES	Neff	BakerCorp	Total	United Rentals	NES	Neff	BakerCorp	Total
Historic/pro forma revenues	$1,766	$—	$111	$70	$1,947	$4,719	$81	$312	$199	$5,311
Historic/combined pretax income (loss)	322	—	16	(6)	332	712	(12)	38	(62)	676
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		—	(3)	(4)	(7)		(9)	(8)	(10)	(27)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		—	—	—	—		(1)	(1)	—	(2)
Intangible asset amortization (3)		—	(7)	(8)	(15)		(6)	(21)	(25)	(52)
Goodwill impairment (4)		—	—	—	—		—	—	32	32
Interest expense (5)		—	(17)	(5)	(22)		(9)	(51)	(14)	(74)
Elimination of historic interest (6)		—	11	10	21		12	34	30	76
Elimination of merger related costs (7)		1	15	—	16		17	15	—	32
Restructuring charges (8)		4	(3)	—	1		(5)	(19)	(6)	(30)
Pro forma pretax income					$326					$631

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	United Rentals	BakerCorp	Total	United Rentals	BakerCorp	Total
Historic/pro forma revenues	$2,116	$28	$2,144	$5,741	$184	$5,925
Historic/combined pretax income (loss)	460	(63)	397	1,051	(84)	967
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		(1)	(1)		(8)	(8)
Intangible asset amortization (3)		(1)	(1)		(16)	(16)
Interest expense (5)		(2)	(2)		(14)	(14)
Elimination of historic interest (6)		9	9		30	30
Elimination of merger related costs (7)		65	65		66	66
Restructuring charges (8)		6	6		6	6
Pro forma pretax income			$473			$1,031
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups, and the changes in useful lives and salvage values, of the equipment acquired in the NES, Neff and BakerCorp acquisitions.
(2) Cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the NES and Neff acquisitions. BakerCorp did not historically recognize a material amount of rental equipment sales, and accordingly no adjustment was required for BakerCorp.
(3) The intangible assets acquired in the NES, Neff and BakerCorp acquisitions were amortized.
(4) The goodwill impairment charge that BakerCorp recognized during the nine months ended September 30, 2017 was eliminated. If the acquisition had occurred as of the pro forma acquisition date, this impairment charge would not have been recognized (instead, we would have tested for goodwill impairment based on the post-acquisition reporting unit structure).
(5) As discussed above, we issued debt to partially fund the NES, Neff and BakerCorp acquisitions. Interest expense was adjusted to reflect these changes in our debt portfolio.
(6) Historic interest on debt that is not part of the combined entity was eliminated.
(7) Merger related costs primarily comprised of financial and legal advisory fees associated with the NES, Neff and BakerCorp acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The adjustments for BakerCorp for the three and nine months ended September 30, 2018 include $57 of merger related costs recognized by BakerCorp prior to the acquisition.
(8) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisitions over a period of approximately one year following the acquisition dates, which, for the pro forma presentation, was January 1, 2017. The adjustments above reflect the timing of the actual restructuring charges following the acquisitions (the pro forma restructuring charges above for the three and nine months ended September 30, 2017 reflect the actual restructuring charges recognized during the three and nine months following the acquisitions). We do not expect to incur significant additional restructuring charges for NES and Neff. We expect to incur additional restructuring charges for BakerCorp, however the remaining costs are not currently estimable, as we are still identifying the actions that will be undertaken.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Segment Information
Following the acquisition of BakerCorp discussed in note 3 to the condensed consolidated financial statements, we changed the name of our former “trench, power and pump” segment to “trench, power and fluid solutions”. The locations acquired in the BakerCorp acquisition are in our Fluid Solutions (before the acquisition, “Pump Solutions”) and Fluid Solutions Europe regions, both of which are in the trench, power and fluid solutions segment. The changes to the region and segment names reflect a broader product offering following the BakerCorp acquisition.
Our reportable segments are i) general rentals and ii) trench, power and fluid solutions. The general rentals segment includes the rental of i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, ii) aerial work platforms, such as boom lifts and scissor lifts and iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada.
The trench, power and fluid solutions segment includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment and iii) fluid solutions equipment primarily used for fluid storage, transfer and treatment. The trench, power and fluid solutions segment is comprised of the following regions, each of which primarily rents the corresponding equipment type described above: i) the Trench Safety region, ii) the Power and HVAC region, iii) the Fluid Solutions region and iv) the Fluid Solutions Europe region. The trench, power and fluid solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada and Europe.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2018
Equipment rentals	$1,444	$417	$1,861
Sales of rental equipment	130	10	140
Sales of new equipment	50	4	54
Contractor supplies sales	17	7	24
Service and other revenues	33	4	37
Total revenue	1,674	442	2,116
Depreciation and amortization expense	351	67	418
Equipment rentals gross profit	629	218	847
Three Months Ended September 30, 2017
Equipment rentals	$1,237	$299	$1,536
Sales of rental equipment	130	9	139
Sales of new equipment	34	6	40
Contractor supplies sales	17	4	21
Service and other revenues	26	4	30
Total revenue	1,444	322	1,766
Depreciation and amortization expense	306	47	353
Equipment rentals gross profit	525	164	689
Nine Months Ended September 30, 2018
Equipment rentals	$3,977	$974	$4,951
Sales of rental equipment	446	32	478
Sales of new equipment	125	15	140
Contractor supplies sales	50	16	66
Service and other revenues	95	11	106
Total revenue	4,693	1,048	5,741
Depreciation and amortization expense	1,022	179	1,201
Equipment rentals gross profit	1,598	482	2,080
Capital expenditures	1,845	251	2,096
Nine Months Ended September 30, 2017
Equipment rentals	$3,357	$712	$4,069
Sales of rental equipment	348	30	378
Sales of new equipment	112	14	126
Contractor supplies sales	49	11	60
Service and other revenues	76	10	86
Total revenue	3,942	777	4,719
Depreciation and amortization expense	855	138	993
Equipment rentals gross profit	1,350	359	1,709
Capital expenditures	1,404	168	1,572

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2018	December 31, 2017
Total reportable segment assets
General rentals	$13,766	$13,351
Trench, power and fluid solutions (1)	2,588	1,679
Total assets	$16,354	$15,030

(1) The increase in the trench, power and fluid solutions assets primarily reflects the impact of the BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements.
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total equipment rentals gross profit	$847	$689	$2,080	$1,709
Gross profit from other lines of business	91	84	286	233
Selling, general and administrative expenses	(265)	(237)	(736)	(648)
Merger related costs	(11)	(16)	(14)	(32)
Restructuring charge	(9)	(9)	(15)	(28)
Non-rental depreciation and amortization	(75)	(63)	(213)	(189)
Interest expense, net	(118)	(131)	(339)	(338)
Other income, net	—	5	2	5
Income before provision for income taxes	$460	$322	$1,051	$712
5. Restructuring Charges
Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed three restructuring programs and have incurred total restructuring charges of $299.
Closed Restructuring Programs
We have three closed restructuring programs. The first was initiated in 2008 in recognition of a challenging economic environment and was completed in 2011. The second was initiated following the April 30, 2012 acquisition of RSC Holdings Inc. ("RSC"), and was completed in 2013. The third was initiated in the fourth quarter of 2015 in response to challenges in our operating environment. In particular, during 2015, we experienced volume and pricing pressure in our general rental business and our Fluid Solutions region associated with upstream oil and gas customers. Additionally, our Lean initiatives did not fully generate the anticipated cost savings due to lower than expected growth. In 2016, we achieved the anticipated run rate savings from the Lean initiatives, and this restructuring program was completed in 2016.
NES/Neff/Project XL Restructuring Program
In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

discussed in note 3 to the condensed consolidated financial statements. We expect to complete the restructuring program in 2018, and do not expect to incur significant additional expenses in connection with the program.
BakerCorp Restructuring Program
In the third quarter of 2018, we initiated a restructuring program following the closing of the BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements. We expect to complete the restructuring program in 2019. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken.
The table below provides certain information concerning restructuring activity during the nine months ended September 30, 2018:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
	December 31, 2017			September 30, 2018
Closed Restructuring Programs
Branch closure charges	$13	$1	$(4)	$10
Severance and other	—	—	—	—
Total	$13	$1	$(4)	$10
NES/Neff/Project XL Restructuring Program
Branch closure charges	$8	$1	$(5)	$4
Severance and other	12	7	(11)	8
Total	$20	$8	$(16)	$12
BakerCorp Restructuring Program
Branch closure charges	$—	$—	$—	$—
Severance and other	—	6	(2)	4
Total	$—	$6	$(2)	$4
Total
Branch closure charges	$21	$2	$(9)	$14
Severance and other	12	13	(13)	12
Total	$33	$15	$(22)	$26

_________________
(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.

6. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2018:

	General rentals	Trench, power and fluid solutions	Total
Balance at January 1, 2018 (1)	$3,607	$475	$4,082
Goodwill related to acquisitions (2)	44	194	238
Foreign currency translation and other adjustments	(6)	(1)	(7)
Balance at September 30, 2018 (1)	3,645	668	4,313

_________________

(1)
The total carrying amount of goodwill for all periods in the table above is reflected net of $1.557 billion of accumulated impairment charges, which were primarily recorded in our general rentals segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(2)	For additional detail on the July 2018 acquisition of BakerCorp, which accounted for most of the goodwill related to acquisitions, see note 3 to our condensed consolidated financial statements.
Other intangible assets were comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	28 months	$23	$17	$6
Customer relationships	8 years	$1,897	$1,013	$884
Trade names and associated trademarks	5 years	$5	$—	$5

	December 31, 2017
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	31 months	$71	$62	$9
Customer relationships	9 years	$1,750	$884	$866
Our other intangibles assets, net at September 30, 2018 include the following assets associated with the acquisition of BakerCorp discussed in note 3 to our condensed consolidated financial statements. No residual value has been assigned to these assets which are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	September 30, 2018
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Customer relationships	8 years	$138
Trade names and associated trademarks	5 years	$5
Amortization expense for other intangible assets was $52 and $41 for the three months ended September 30, 2018 and 2017, respectively, and $145 and $125 for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2018	$52
2019	193
2020	167
2021	141
2022	114
Thereafter	228
Total	$895

7. Fair Value Measurements
As of September 30, 2018 and December 31, 2017, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximated their book values as of September 30, 2018 and December 31, 2017. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2018 and December 31, 2017 have been calculated based upon available market information, and were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,014	$7,006	$7,008	$7,340

8. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	September 30, 2018	December 31, 2017
Accounts Receivable Securitization Facility expiring 2018 (1)	$865	$695
$3.0 billion ABL Facility expiring 2021 (2)	2,120	1,670
4 5/8 percent Senior Secured Notes due 2023	993	992
5 3/4 percent Senior Notes due 2024	842	841
5 1/2 percent Senior Notes due 2025	794	793
4 5/8 percent Senior Notes due 2025	741	740
5 7/8 percent Senior Notes due 2026	999	998
5 1/2 percent Senior Notes due 2027	991	990
4 7/8 percent Senior Notes due 2028 (3)	1,650	1,648
4 7/8 percent Senior Notes due 2028 (3)	4	6
Capital leases	79	67
Total debt	10,078	9,440
Less short-term portion (4)	(896)	(723)
Total long-term debt	$9,182	$8,717
 ___________________

(1)
In June 2018, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. The size of the facility, which expires on June 29, 2019, was increased to $875. At September 30, 2018,

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

$9 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 3.0 percent at September 30, 2018. During the nine months ended September 30, 2018, the monthly average principal amount outstanding under the accounts receivable securitization facility was $788, and the weighted-average interest rate thereon was 2.8 percent. The maximum month-end principal amount outstanding under the accounts receivable securitization facility during the nine months ended September 30, 2018 was $870. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2018, there were $1.024 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.

(2)
At September 30, 2018, $836 was available under our ABL facility, net of $37 of letters of credit. The interest rate applicable to the ABL facility was 3.7 percent at September 30, 2018. During the nine months ended September 30, 2018, the monthly average principal amount outstanding under the ABL facility was $1.485 billion, and the weighted-average interest rate thereon was 3.4 percent. The maximum month-end principal amount outstanding under the ABL facility during the nine months ended September 30, 2018 was $2.127 billion.

(3)
URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

(4)	As of September 30, 2018, our short-term debt primarily reflects $865 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of September 30, 2018, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income available to common stockholders	$333	$199	786	449
Denominator:
Denominator for basic earnings per share—weighted-average common shares	82,344	84,663	83,345	84,585
Effect of dilutive securities:
Employee stock options	372	398	389	401
Restricted stock units	456	531	477	488
Denominator for diluted earnings per share—adjusted weighted-average common shares	83,172	85,592	84,211	85,474
Basic earnings per share	$4.05	$2.36	$9.44	$5.31
Diluted earnings per share	$4.01	$2.33	$9.34	$5.26

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

11. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has certain outstanding indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”) and United Rentals International Management LLC, which is an immaterial subsidiary, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries, the SPV or United Rentals International Management LLC (together, the “non-guarantor subsidiaries”). The SPV and United Rentals International Management LLC are presented together in the “Domestic” columns in the tables below. The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met, designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants or, other than with respect to the guarantees of the 5 3/4 percent Senior Notes due 2024, the notes being rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
URNA covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of September 30, 2018, the amount available for distribution under the most restrictive of these covenants was $709. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of September 30, 2018, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $2.034 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	Domestic
ASSETS
Cash and cash equivalents	$—	$17	$—	$48	$—	$—	$65
Accounts receivable, net	—	—	—	141	1,297	—	1,438
Intercompany receivable (payable)	1,325	(1,200)	(96)	(29)	—	—	—
Inventory	—	94	—	10	—	—	104
Prepaid expenses and other assets	—	81	—	4	—	—	85
Total current assets	1,325	(1,008)	(96)	174	1,297	—	1,692
Rental equipment, net	—	8,243	—	667	—	—	8,910
Property and equipment, net	51	394	40	44	—	—	529
Investments in subsidiaries	1,973	1,534	966	—	22	(4,495)	—
Goodwill	—	3,902	—	411	—	—	4,313
Other intangible assets, net	—	812	—	83	—	—	895
Other long-term assets	7	8	—	—	—	—	15
Total assets	$3,356	$13,885	$910	$1,379	$1,319	$(4,495)	$16,354
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$28	$—	$2	$865	$—	$896
Accounts payable	—	624	—	64	—	—	688
Accrued expenses and other liabilities	—	449	14	38	2	—	503
Total current liabilities	1	1,101	14	104	867	—	2,087
Long-term debt	—	9,170	9	3	—	—	9,182
Deferred taxes	21	1,518	—	89	—	—	1,628
Other long-term liabilities	—	123	—	—	—	—	123
Total liabilities	22	11,912	23	196	867	—	13,020
Total stockholders’ equity (deficit)	3,334	1,973	887	1,183	452	(4,495)	3,334
Total liabilities and stockholders’ equity (deficit)	$3,356	$13,885	$910	$1,379	$1,319	$(4,495)	$16,354

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	Domestic
ASSETS
Cash and cash equivalents	$—	$23	$—	$329	$—	$—	$352
Accounts receivable, net	—	56	—	119	1,058	—	1,233
Intercompany receivable (payable)	887	(677)	(198)	(124)	—	112	—
Inventory	—	68	—	7	—	—	75
Prepaid expenses and other assets	4	219	111	2	—	(224)	112
Total current assets	891	(311)	(87)	333	1,058	(112)	1,772
Rental equipment, net	—	7,264	—	560	—	—	7,824
Property and equipment, net	41	352	32	42	—	—	467
Investments in subsidiaries	2,194	1,148	1,087	—	—	(4,429)	—
Goodwill	—	3,815	—	267	—	—	4,082
Other intangible assets, net	—	827	—	48	—	—	875
Other long-term assets	3	7	—	—	—	—	10
Total assets	$3,129	$13,102	$1,032	$1,250	$1,058	$(4,541)	$15,030
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$25	$—	$2	$695	$—	$723
Accounts payable	—	366	—	43	—	—	409
Accrued expenses and other liabilities	—	477	17	41	1	—	536
Total current liabilities	1	868	17	86	696	—	1,668
Long-term debt	1	8,596	117	3	—	—	8,717
Deferred taxes	21	1,324	—	74	—	—	1,419
Other long-term liabilities	—	120	—	—	—	—	120
Total liabilities	23	10,908	134	163	696	—	11,924
Total stockholders’ equity (deficit)	3,106	2,194	898	1,087	362	(4,541)	3,106
Total liabilities and stockholders’ equity (deficit)	$3,129	$13,102	$1,032	$1,250	$1,058	$(4,541)	$15,030

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	Domestic
Revenues:
Equipment rentals	$—	$1,715	$—	$146	$—	$—	$1,861
Sales of rental equipment	—	128	—	12	—	—	140
Sales of new equipment	—	46	—	8	—	—	54
Contractor supplies sales	—	22	—	2	—	—	24
Service and other revenues	—	32	—	5	—	—	37
Total revenues	—	1,943	—	173	—	—	2,116
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	614	—	57	—	—	671
Depreciation of rental equipment	—	316	—	27	—	—	343
Cost of rental equipment sales	—	76	—	7	—	—	83
Cost of new equipment sales	—	40	—	6	—	—	46
Cost of contractor supplies sales	—	14	—	1	—	—	15
Cost of service and other revenues	—	16	—	4	—	—	20
Total cost of revenues	—	1,076	—	102	—	—	1,178
Gross profit	—	867	—	71	—	—	938
Selling, general and administrative expenses	28	197	—	24	16	—	265
Merger related costs	—	11	—	—	—	—	11
Restructuring charge	—	8	—	1	—	—	9
Non-rental depreciation and amortization	3	65	—	7	—	—	75
Operating (loss) income	(31)	586	—	39	(16)	—	578
Interest (income) expense, net	(11)	122	(1)	1	7	—	118
Other (income) expense, net	(172)	196	—	13	(37)	—	—
Income before provision for income taxes	152	268	1	25	14	—	460
Provision for income taxes	45	71	—	8	3	—	127
Income before equity in net earnings (loss) of subsidiaries	107	197	1	17	11	—	333
Equity in net earnings (loss) of subsidiaries	226	29	17	—	—	(272)	—
Net income (loss)	333	226	18	17	11	(272)	333
Other comprehensive income (loss)	18	18	18	18	—	(54)	18
Comprehensive income (loss)	$351	$244	$36	$35	$11	$(326)	$351

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	Domestic
Revenues:
Equipment rentals	$—	$1,407	$—	$129	$—	$—	$1,536
Sales of rental equipment	—	118	—	21	—	—	139
Sales of new equipment	—	36	—	4	—	—	40
Contractor supplies sales	—	18	—	3	—	—	21
Service and other revenues	—	27	—	3	—	—	30
Total revenues	—	1,606	—	160	—	—	1,766
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	502	—	55	—	—	557
Depreciation of rental equipment	—	266	—	24	—	—	290
Cost of rental equipment sales	—	73	—	11	—	—	84
Cost of new equipment sales	—	31	—	3	—	—	34
Cost of contractor supplies sales	—	12	—	2	—	—	14
Cost of service and other revenues	—	12	—	2	—	—	14
Total cost of revenues	—	896	—	97	—	—	993
Gross profit	—	710	—	63	—	—	773
Selling, general and administrative expenses	42	167	—	19	9	—	237
Merger related costs	—	16	—	—	—	—	16
Restructuring charge	—	8	—	1	—	—	9
Non-rental depreciation and amortization	3	54	—	6	—	—	63
Operating (loss) income	(45)	465	—	37	(9)	—	448
Interest (income) expense, net	(5)	133	1	1	3	(2)	131
Other (income) expense, net	(144)	154	—	10	(25)	—	(5)
Income (loss) before provision for income taxes	104	178	(1)	26	13	2	322
Provision for income taxes	39	73	—	7	4	—	123
Income (loss) before equity in net earnings (loss) of subsidiaries	65	105	(1)	19	9	2	199
Equity in net earnings (loss) of subsidiaries	134	29	19	—	—	(182)	—
Net income (loss)	199	134	18	19	9	(180)	199
Other comprehensive income (loss)	42	42	41	33	—	(116)	42
Comprehensive income (loss)	$241	$176	$59	$52	$9	$(296)	$241

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	Domestic
Revenues:
Equipment rentals	$—	$4,568	$—	$383	$—	$—	$4,951
Sales of rental equipment	—	435	—	43	—	—	478
Sales of new equipment	—	123	—	17	—	—	140
Contractor supplies sales	—	58	—	8	—	—	66
Service and other revenues	—	92	—	14	—	—	106
Total revenues	—	5,276	—	465	—	—	5,741
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,710	—	173	—	—	1,883
Depreciation of rental equipment	—	911	—	77	—	—	988
Cost of rental equipment sales	—	259	—	23	—	—	282
Cost of new equipment sales	—	107	—	14	—	—	121
Cost of contractor supplies sales	—	38	—	5	—	—	43
Cost of service and other revenues	—	49	—	9	—	—	58
Total cost of revenues	—	3,074	—	301	—	—	3,375
Gross profit	—	2,202	—	164	—	—	2,366
Selling, general and administrative expenses	33	604	—	66	33	—	736
Merger related costs	—	14	—	—	—	—	14
Restructuring charge	—	14	—	1	—	—	15
Non-rental depreciation and amortization	11	185	—	17	—	—	213
Operating (loss) income	(44)	1,385	—	80	(33)	—	1,388
Interest (income) expense, net	(26)	349	—	—	17	(1)	339
Other (income) expense, net	(469)	529	—	37	(99)	—	(2)
Income before provision for income taxes	451	507	—	43	49	1	1,051
Provision for income taxes	105	135	—	13	12	—	265
Income before equity in net earnings (loss) of subsidiaries	346	372	—	30	37	1	786
Equity in net earnings (loss) of subsidiaries	440	68	30	—	—	(538)	—
Net income (loss)	786	440	30	30	37	(537)	786
Other comprehensive (loss) income	(27)	(27)	(28)	(95)	—	150	(27)
Comprehensive income (loss)	$759	$413	$2	$(65)	$37	$(387)	$759

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	Domestic
Revenues:
Equipment rentals	$—	$3,739	$—	$330	$—	$—	$4,069
Sales of rental equipment	—	334	—	44	—	—	378
Sales of new equipment	—	113	—	13	—	—	126
Contractor supplies sales	—	53	—	7	—	—	60
Service and other revenues	—	75	—	11	—	—	86
Total revenues	—	4,314	—	405	—	—	4,719
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,397	—	159	—	—	1,556
Depreciation of rental equipment	—	738	—	66	—	—	804
Cost of rental equipment sales	—	202	—	23	—	—	225
Cost of new equipment sales	—	97	—	11	—	—	108
Cost of contractor supplies sales	—	37	—	5	—	—	42
Cost of service and other revenues	—	37	—	5	—	—	42
Total cost of revenues	—	2,508	—	269	—	—	2,777
Gross profit	—	1,806	—	136	—	—	1,942
Selling, general and administrative expenses	84	483	—	57	24	—	648
Merger related costs	—	32	—	—	—	—	32
Restructuring charge	—	27	—	1	—	—	28
Non-rental depreciation and amortization	11	162	—	16	—	—	189
Operating (loss) income	(95)	1,102	—	62	(24)	—	1,045
Interest (income) expense, net	(10)	341	2	1	8	(4)	338
Other (income) expense, net	(387)	419	—	33	(70)	—	(5)
Income (loss) before provision for income taxes	302	342	(2)	28	38	4	712
Provision for income taxes	102	140	—	7	14	—	263
Income (loss) before equity in net earnings (loss) of subsidiaries	200	202	(2)	21	24	4	449
Equity in net earnings (loss) of subsidiaries	249	47	21	—	—	(317)	—
Net income (loss)	449	249	19	21	24	(313)	449
Other comprehensive income (loss)	75	75	75	61	—	(211)	75
Comprehensive income (loss)	$524	$324	$94	$82	$24	$(524)	$524

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	Domestic
Net cash provided by (used in) operating activities	$22	$2,354	$(1)	$(50)	$(202)	$—	$2,123
Net cash used in investing activities	(22)	(2,259)	—	(112)	—	—	(2,393)
Net cash (used in) provided by financing activities	—	(101)	1	(109)	202	—	(7)
Effect of foreign exchange rates	—	—	—	(10)	—	—	(10)
Net decrease in cash and cash equivalents	—	(6)	—	(281)	—	—	(287)
Cash and cash equivalents at beginning of period	—	23	—	329	—	—	352
Cash and cash equivalents at end of period	$—	$17	$—	$48	$—	$—	$65
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2017

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	Domestic
Net cash provided by (used in) operating activities	$15	$1,839	$(2)	$83	$(179)	$—	$1,756
Net cash used in investing activities	(15)	(2,135)	—	(92)	—	—	(2,242)
Net cash provided by (used in) financing activities	—	298	2	(2)	179	—	477
Effect of foreign exchange rates	—	—	—	21	—	—	21
Net increase in cash and cash equivalents	—	2	—	10	—	—	12
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$23	$—	$301	$—	$—	$324

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

12. Subsequent Event
In September 2018, we entered into a definitive merger agreement to acquire Vander Holding Corporation and its subsidiaries (“BlueLine”) for approximately $2.1 billion. We expect to fund the merger and related fees and expenses using a new $1 billion term loan facility and other debt issuances. BlueLine is one of the ten largest equipment rental companies in North America, serves over 50,000 customers in the construction and industrial sectors with a focus on mid-sized and local accounts, and has 114 locations and over 1,700 employees based in 25 U.S. states, Canada and Puerto Rico. BlueLine has annual revenues of approximately $786. We expect the merger to close in the fourth quarter of 2018, subject to Hart-Scott-Rodino clearance and other customary conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,086 rental locations in the United States, Canada and Europe. As discussed in note 3 to the condensed consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $12.9 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,800 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2018.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2018, we have continued our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
The continued expansion of our trench, power and fluid solutions footprint, as well as our tools offering, and the cross-selling of these services throughout our network, as exhibited by our acquisition of BakerCorp discussed in note 3 to the condensed consolidated financial statements. We believe that the expansion of our trench, power and fluid solutions business, as well as our tools offering, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES and Neff, and the pending acquisition of BlueLine discussed in note 12 to the condensed consolidated financial statements. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

For the nine months ended September 30, 2018, equipment rental revenue increased 21.7 percent as compared to the same period in 2017, primarily reflecting a 19.6 percent increase in the volume of OEC on rent, which includes the impact of the NES, Neff and BakerCorp acquisitions discussed in note 3 to the condensed consolidated financial statements, and a 2.3 percent rental rate increase. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff and BakerCorp, equipment rental revenue increased 11.0 percent year-over-year, primarily reflecting a 7.3 percent increase in the volume of OEC on rent and a 2.4 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. In particular, we saw improvement in our trench, power and fluid solutions segment. The volume of OEC on rent increased 42.4 percent in our trench, power and fluid solutions segment, primarily due to continued strength in our Trench Safety and Power and HVAC regions, and improved performance in our Fluid Solutions region. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, the volume of OEC on rent increased 26.7 percent in our trench, power and fluid solutions segment. The improvement in the Fluid Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers).
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
As discussed in note 12 to the condensed consolidated financial statements, we expect to use a new $1 billion term loan facility and other debt issuances to fund the approximately $2.1 billion pending acquisition of BlueLine. As of September 30, 2018, we had available liquidity of $910, including cash and cash equivalents of $65.
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 are presented below. Net income and diluted earnings per share for 2018 reflect lower effective tax rates due to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") in December 2017, as discussed further below (see "Results of Operations-Other costs/(income)"). The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent, which contributed an estimated $0.73 and $1.68 to diluted earnings per share for the three and nine months ended September 30, 2018, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$333	$199	$786	$449
Diluted earnings per share	$4.01	$2.33	$9.34	$5.26
Net income and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities. The reduction in the tax rates for 2018 reflects the enactment of the Tax Act.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Tax rate applied to items below	25.4%		38.5%		25.3%		38.5%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(7)	$(0.09)	$(10)	$(0.12)	$(10)	$(0.12)	$(20)	$(0.23)
Merger related intangible asset amortization (2)	(35)	(0.42)	(24)	(0.27)	(99)	(1.18)	(72)	(0.83)
Impact on depreciation related to acquired fleet and property and equipment (3)	(1)	(0.02)	(6)	(0.07)	(16)	(0.19)	(4)	(0.05)
Impact of the fair value mark-up of acquired fleet (4)	(10)	(0.11)	(15)	(0.17)	(40)	(0.47)	(31)	(0.36)
Restructuring charge (5)	(7)	(0.09)	(6)	(0.07)	(11)	(0.13)	(18)	(0.21)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	—	(18)	(0.22)	—	—	(26)	(0.31)

(1)
This reflects transaction costs associated with the NES, Neff and BakerCorp acquisitions discussed in note 3 to our condensed consolidated financial statements, and the pending BlueLine acquisition discussed in note 12 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	This reflects the amortization of the intangible assets acquired in the RSC, National Pump, NES, Neff and BakerCorp acquisitions.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC, NES, Neff and BakerCorp acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$333	$199	$786	$449
Provision for income taxes	127	123	265	263
Interest expense, net	118	131	339	338
Depreciation of rental equipment	343	290	988	804
Non-rental depreciation and amortization	75	63	213	189
EBITDA	$996	$806	$2,591	$2,043
Merger related costs (1)	11	16	14	32
Restructuring charge (2)	9	9	15	28
Stock compensation expense, net (3)	30	24	73	64
Impact of the fair value mark-up of acquired fleet (4)	13	24	53	50
Adjusted EBITDA	$1,059	$879	$2,746	$2,217

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$2,123	$1,756
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(9)	(6)
Gain on sales of rental equipment	196	153
Gain on sales of non-rental equipment	4	4
Gain on insurance proceeds from damaged equipment	18	10
Merger related costs (1)	(14)	(32)
Restructuring charge (2)	(15)	(28)
Stock compensation expense, net (3)	(73)	(64)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	(43)
Changes in assets and liabilities	(68)	(126)
Cash paid for interest	379	305
Cash paid for income taxes, net	50	114
EBITDA	$2,591	$2,043
Add back:
Merger related costs (1)	14	32
Restructuring charge (2)	15	28
Stock compensation expense, net (3)	73	64
Impact of the fair value mark-up of acquired fleet (4)	53	50
Adjusted EBITDA	$2,746	$2,217
 ___________________

(1)
This reflects transaction costs associated with the NES, Neff and BakerCorp acquisitions discussed in note 3 to our condensed consolidated financial statements, and the pending BlueLine acquisition discussed in note 12 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

For the three months ended September 30, 2018, EBITDA increased $190, or 23.6 percent, and adjusted EBITDA increased $180, or 20.5 percent. For the three months ended September 30, 2018, EBITDA margin increased 150 basis points to 47.1 percent, and adjusted EBITDA margin increased 20 basis points to 50.0 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of Neff in October 2017 and BakerCorp in July 2018, and EBITDA and adjusted EBITDA for 2018 include the impact of Neff and BakerCorp. The increase in the EBITDA margin primarily reflects i) reduced merger related costs, ii) a decrease in selling, general and administrative ("SG&A") expense as a percentage of revenue primarily due to a reduction in salaries and bonuses as a percentage of revenue and iii) a change in revenue mix, with higher margin equipment rentals representing a larger portion of total revenues in 2018.
For the nine months ended September 30, 2018, EBITDA increased $548, or 26.8 percent, and adjusted EBITDA increased $529, or 23.9 percent. For the nine months ended September 30, 2018, EBITDA margin increased 180 basis points to 45.1 percent, and adjusted EBITDA margin increased 80 basis points to 47.8 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of NES in April 2017, Neff in October 2017 and BakerCorp in July 2018, and EBITDA and adjusted EBITDA for 2018 include the impact of NES, Neff and BakerCorp. The increase in the EBITDA margin primarily reflects i) reduced merger related costs and restructuring charges and ii) a decrease in SG&A expense as a percentage of revenue primarily due to a reduction in salaries and bonuses as a percentage of revenue. The increase in the adjusted EBITDA margin primarily reflects a decrease in SG&A expense as a percentage of revenue primarily due to a reduction in salaries and bonuses as a percentage of revenue.

Results of Operations
As discussed in note 4 to our condensed consolidated financial statements, our reportable segments are general rentals and trench, power and fluid solutions. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench, power and fluid solutions segment is comprised of i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and iii) the Fluid Solutions and iv) Fluid Solutions Europe regions, both of which rent equipment primarily used for fluid storage, transfer and treatment. The trench, power and fluid solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench, power and fluid solutions segment operates throughout the United States and in Canada and Europe.
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended September 30, 2018, two of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 12 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
We similarly monitor the margin variances for the regions in the trench, power and fluid solutions segment. The trench, power and fluid solutions segment includes the locations acquired in the July 2018 BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements. As such, there is not a long history of the acquired locations' rental margins included in the trench, power and pump segment. When monitoring for margin convergence, we include projected future results. We monitor the trench, power and fluid solutions segment margin variances and confirm the expectation of future convergence on a quarterly basis. The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisition, as a result of which, we expect future margin convergence.

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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2018
Equipment rentals	$1,444	$417	$1,861
Sales of rental equipment	130	10	140
Sales of new equipment	50	4	54
Contractor supplies sales	17	7	24
Service and other revenues	33	4	37
Total revenue	$1,674	$442	$2,116
Three Months Ended September 30, 2017
Equipment rentals	$1,237	$299	$1,536
Sales of rental equipment	130	9	139
Sales of new equipment	34	6	40
Contractor supplies sales	17	4	21
Service and other revenues	26	4	30
Total revenue	$1,444	$322	$1,766
Nine Months Ended September 30, 2018
Equipment rentals	$3,977	$974	$4,951
Sales of rental equipment	446	32	478
Sales of new equipment	125	15	140
Contractor supplies sales	50	16	66
Service and other revenues	95	11	106
Total revenue	$4,693	$1,048	$5,741
Nine Months Ended September 30, 2017
Equipment rentals	$3,357	$712	$4,069
Sales of rental equipment	348	30	378
Sales of new equipment	112	14	126
Contractor supplies sales	49	11	60
Service and other revenues	76	10	86
Total revenue	$3,942	$777	$4,719

Equipment rentals. For the three months ended September 30, 2018, equipment rentals of $1.861 billion increased $325, or 21.2 percent, as compared to the same period in 2017, primarily reflecting a 17.8 percent increase in the volume of OEC on rent, which includes the impact of the Neff and BakerCorp acquisitions discussed in note 3 to our condensed consolidated financial statements, and a 2.1 percent rental rate increase. On a pro forma basis including the standalone, pre-acquisition results of Neff and BakerCorp, equipment rental revenue increased 10.9 percent year-over-year, primarily reflecting a 7.4 percent increase in the volume of OEC on rent and a 2.1 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Equipment rentals represented 88 percent of total revenues for the three months ended September 30, 2018.

For the nine months ended September 30, 2018, equipment rentals of $4.951 billion increased $882, or 21.7 percent, as compared to the same period in 2017, primarily reflecting a 19.6 percent increase in the volume of OEC on rent, which includes the impact of the NES, Neff and BakerCorp acquisitions discussed in note 3 to our condensed consolidated financial statements, and a 2.3 percent rental rate increase. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff and BakerCorp, equipment rental revenue increased 11.0 percent year-over-year, primarily reflecting a 7.3 percent increase in the volume of OEC on rent and a 2.4 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2018.

For the three months ended September 30, 2018, general rentals equipment rentals increased $207, or 16.7 percent, as compared to the same period in 2017, primarily reflecting a 15.0 percent increase in the volume of OEC on rent, which includes the impact of the Neff acquisition, and increased rental rates. On a pro forma basis including the standalone, pre-acquisition results of Neff, equipment rental revenue increased 7.9 percent and the volume of OEC on rent increased 6.1 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. For the three months ended September 30, 2018, equipment rentals represented 86 percent of total revenues for the general rentals segment.

For the nine months ended September 30, 2018, general rentals equipment rentals increased $620, or 18.5 percent, as compared to the same period in 2017, primarily reflecting a 17.7 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions, and increased rental rates. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 7.0 percent and the volume of OEC on rent increased 5.5 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. For the nine months ended September 30, 2018, equipment rentals represented 85 percent of total revenues for the general rentals segment.

For the three months ended September 30, 2018, trench, power and fluid solutions equipment rentals increased $118, or 39.5 percent, as compared to the same period in 2017, primarily reflecting a 49.8 percent increase in the volume of OEC on rent. The increase in equipment rentals was less than the increase in the volume of OEC on rent primarily due to the impact of the BakerCorp acquisition discussed in note 3 to our condensed consolidated financial statements. The acquired BakerCorp equipment generates less revenue per dollar of OEC than the other equipment in the segment. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, the volume of OEC on rent increased 20.7 percent. The increase in the volume of OEC on rent reflects improved performance in our Fluid Solutions and Power and HVAC regions. The improvement in the Fluid Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers). The Power and HVAC region experienced growth in revenue from oil and gas, and non-residential construction, customers. For the three months ended September 30, 2018, equipment rentals represented 94 percent of total revenues for the trench, power and fluid solutions segment.

For the nine months ended September 30, 2018, trench, power and fluid solutions equipment rentals increased $262, or 36.8 percent, as compared to the same period in 2017, primarily reflecting a 42.4 percent increase in the volume of OEC on rent. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, the volume of OEC on rent increased 26.7 percent. The increase in the volume of OEC on rent reflects improved performance in our Fluid Solutions and Power and HVAC regions. The improvement in the Fluid Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers). The Power and HVAC region experienced growth in revenue from oil and gas, and non-residential construction, customers. For the nine months ended September 30, 2018, equipment rentals represented 93 percent of total revenues for the trench, power and fluid solutions segment.
Sales of rental equipment. For the nine months ended September 30, 2018, sales of rental equipment represented approximately 8 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2018, sales of rental equipment increased 0.7 percent and 26.5 percent, respectively, from the same periods in 2017. As discussed in note 2 to the condensed consolidated financial statements, in 2018, we adopted accounting guidance that clarified the principles for recognizing revenue. Under the new guidance, we no longer defer recognition associated with certain sales of rental equipment that were previously deferred until certain contingent future events occurred. This change in accounting resulted in earlier recognition of some revenue that in 2017 was recognized later in the year, but does not impact total annual revenue because the contingencies that previously resulted in deferral are always resolved within the same calendar year. This change in accounting did not have a material impact on the year-over-year increase in sales of rental equipment for the nine months ended September 30, 2018. Sales of rental equipment for the nine months ended September 30, 2018 increased primarily due to increased volume, driven by a significantly larger fleet size, in a strong used equipment market. Average OEC for the nine months ended September 30, 2018 increased 20.9 percent year-over-year. The increase in average OEC includes the impact of the NES, Neff and BakerCorp acquisitions.
Sales of new equipment. For the nine months ended September 30, 2018, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2018, sales of new equipment increased 35.0 percent and 11.1 percent, respectively, from the same periods in 2017 primarily due to increased volume driven partially by some larger sales.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2018, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and nine months ended September 30, 2018 did not change significantly from the same periods in 2017.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2018, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For both the three and nine months ended September 30, 2018, service and other revenues increased 23.3 percent from the same period in 2017, primarily reflecting the impact of the NES acquisition discussed in note 3 to the condensed consolidated financial statements and an increased emphasis on this line of business.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2018
Equipment Rentals Gross Profit	$629	$218	$847
Equipment Rentals Gross Margin	43.6%	52.3%	45.5%
Three Months Ended September 30, 2017
Equipment Rentals Gross Profit	$525	$164	$689
Equipment Rentals Gross Margin	42.4%	54.8%	44.9%
Nine Months Ended September 30, 2018
Equipment Rentals Gross Profit	$1,598	$482	$2,080
Equipment Rentals Gross Margin	40.2%	49.5%	42.0%
Nine Months Ended September 30, 2017
Equipment Rentals Gross Profit	$1,350	$359	$1,709
Equipment Rentals Gross Margin	40.2%	50.4%	42.0%

General rentals. For the three months ended September 30, 2018, equipment rentals gross profit increased by $104 and equipment rentals gross margin increased by 120 basis points from 2017. The gross profit increase includes the impact of the Neff acquisition. The gross margin increase primarily reflects increased rental rates and decreases in certain costs as a percentage of revenue, partially offset by a 70 basis point decrease in time utilization. For the three months ended September 30, 2018 and 2017, time utilization was 71.5 percent and 72.2 percent, respectively. The decrease in time utilization included the impact of the Neff acquisition, and time utilization decreased 40 basis points on a pro forma basis including the standalone, pre-acquisition results of Neff. Additionally, time utilization for the three months ended September 30, 2017 was high due partially to increased rental activity in response to recovery and restoration efforts for hurricanes Harvey and Irma. The volume of OEC on rent increased 15.0 percent, including the impact of the Neff acquisition. On a pro forma basis, the volume of OEC on rent increased 6.1 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. While the volume of OEC on rent increased 15.0 percent and equipment rentals increased 16.7 percent, depreciation of rental equipment increased 15.2 percent due primarily to the Neff acquisition, delivery costs increased 2.4 percent and labor and benefits costs increased 13.8 percent.

For the nine months ended September 30, 2018, equipment rentals gross profit increased by $248. Equipment rentals gross margin was flat with 2017, reflecting increased rental rates offset by a 90 basis point decrease in time utilization. For the nine months ended September 30, 2018 and 2017, time utilization was 69.2 percent and 70.1 percent, respectively. The decrease in time utilization primarily reflected the impact of the NES and Neff acquisitions. The volume of OEC on rent increased 17.7 percent, including the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 5.5 percent and time utilization decreased 30 basis points. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets.
Trench, power and fluid solutions. For the three months ended September 30, 2018, equipment rentals gross profit increased by $54 and equipment rentals gross margin decreased by 250 basis points from 2017. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 39.5 percent, average OEC increased 52.3 percent and the volume of OEC on rent increased 49.8 percent. The increase in equipment rentals was less than the increase in the volume of OEC on rent primarily due to the impact of the BakerCorp acquisition discussed in note 3 to our condensed consolidated financial statements. The acquired BakerCorp equipment generates less revenue per dollar of OEC than the other equipment in the segment. The decrease in the equipment rentals gross margin includes the impact of the BakerCorp acquisition and mix changes (in particular, fuel revenue, which generates lower margins, increased). The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisition.
For the nine months ended September 30, 2018, equipment rentals gross profit increased by $123 and equipment rentals gross margin decreased by 90 basis points from 2017. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 36.8 percent, average OEC increased 36.9 percent and the volume of OEC on rent increased 42.4 percent. The decrease in the equipment rentals gross margin includes the impact of the BakerCorp acquisition and mix changes (in particular, fuel revenue, which generates lower margins, increased). The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisition.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Total gross margin	44.3%	43.8%	50 bps	41.2%	41.2%	—
Equipment rentals	45.5%	44.9%	60 bps	42.0%	42.0%	—
Sales of rental equipment	40.7%	39.6%	110 bps	41.0%	40.5%	50 bps
Sales of new equipment	14.8%	15.0%	(20) bps	13.6%	14.3%	(70) bps
Contractor supplies sales	37.5%	33.3%	420 bps	34.8%	30.0%	480 bps
Service and other revenues	45.9%	53.3%	(740) bps	45.3%	51.2%	(590) bps

For the three months ended September 30, 2018, total gross margin increased 50 basis points from the same period in 2017 primarily due to increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 60 basis points, primarily reflecting a 2.1 percent rental rate increase partially offset by a 100 basis point decrease in time utilization. For the three months ended September 30, 2018 and 2017, time utilization was 70.9 percent and 71.9 percent, respectively. The decrease in time utilization primarily reflected the impact of the Neff and BakerCorp acquisitions. Additionally, time utilization for the three months ended September 30, 2017 was high due partially to increased rental activity in response to recovery and restoration efforts for hurricanes Harvey and Irma. The volume of OEC on rent increased 17.8 percent, including the impact of the Neff and BakerCorp acquisitions. On a pro forma basis including the standalone, pre-acquisition results of Neff and BakerCorp, year-over-year, the volume of OEC on rent increased 7.4 percent, rental rates increased 2.1 percent and time utilization decreased 10 basis points. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Gross margin from sales of rental equipment increased 110 basis points, primarily reflecting improved pricing and changes in the mix of equipment sold. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended September 30, 2018).

For the nine months ended September 30, 2018, total gross margin was flat with the same period in 2017. Equipment rentals gross margin was flat with the same period in 2017. Rental rates increased 2.3 percent rental rate and time utilization decreased 80 basis points. For the nine months ended September 30, 2018 and 2017, time utilization was 68.5 percent and 69.3 percent, respectively. The decrease in time utilization primarily reflected the impact of the NES, Neff and BakerCorp acquisitions. The volume of OEC on rent increased 19.6 percent, including the impact of the NES, Neff and BakerCorp acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff and BakerCorp, the volume of OEC on rent increased 7.3 percent, time utilization increased 20 basis points and rental rates increased 2.4 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2018).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Selling, general and administrative ("SG&A") expense	$265	$237	11.8%	$736	$648	13.6%
SG&A expense as a percentage of revenue	12.5%	13.4%	(90) bps	12.8%	13.7%	(90) bps
Merger related costs	11	16	(31.3)%	14	32	(56.3)%
Restructuring charge	9	9	—%	15	28	(46.4)%
Non-rental depreciation and amortization	75	63	19.0%	213	189	12.7%
Interest expense, net	118	131	(9.9)%	339	338	0.3%
Other income, net	—	(5)	(100.0)%	(2)	(5)	(60.0)%
Provision for income taxes	127	123	3.3%	265	263	0.8%
Effective tax rate	27.6%	38.2%	(1,060) bps	25.2%	36.9%	(1,170) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The decreases in SG&A expense as a percentage of revenue for the three and nine months ended September 30, 2018 primarily reflect a reduction in salaries and bonuses as a percentage of revenue.
The merger related costs reflect transaction costs associated with the NES, Neff and BakerCorp acquisitions discussed in note 3 to our condensed consolidated financial statements, and the pending BlueLine acquisition discussed in note 12 to our condensed consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. As discussed in note 3 to our condensed consolidated financial statements, NES had annual revenues of approximately $369, Neff had annual revenues of approximately $413 and BakerCorp had annual revenues of approximately $295. As discussed in note 12 to our condensed consolidated financial statements, BlueLine has annual revenues of approximately $786.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is discussed in note 3 to the condensed consolidated financial statements. In the third quarter of 2018, we initiated a restructuring program following the closing of the BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements. For additional information, see note 5 to the condensed consolidated financial statements.
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increases in non-rental depreciation and amortization for the three and nine months ended September 30, 2018 primarily reflect the impact of the Neff and BakerCorp acquisitions discussed in note 3 to the condensed consolidated financial statements.
Interest expense, net for the three and nine months ended September 30, 2017 included debt redemption losses of $31 and $43, respectively. Excluding the impact of the debt redemption losses, interest expense, net increased year-over-year primarily due to the impact of higher average debt. The year-over-year increase in average debt includes the impact of the debt used to finance the NES, Neff and BakerCorp acquisitions discussed in note 3 to the condensed consolidated financial statements.
The Tax Act that was enacted in December 2017 decreased the U.S. federal statutory income tax rate from 35 percent to 21 percent. The differences between the 2018 and 2017 effective tax rates and the federal statutory rates primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, and certain nondeductible charges. The nine months ended September 30, 2018 and 2017 additionally include tax reductions of $12 and $8, respectively, associated with excess tax benefits from share-based payment arrangements. See note 1 to the condensed consolidated financial statements for further discussion of the Tax Act.
Balance sheet. Accounts receivable, net increased by $205, or 16.6 percent, from December 31, 2017 to September 30, 2018 primarily due to increased revenue, which included the impact of the BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements. Rental equipment, net increased by $1.086 billion, or 13.9 percent, from December 31, 2017 to September 30, 2018 primarily due to the impact of the BakerCorp acquisition and increased capital expenditures in response to a strong operating environment. Accounts payable increased by $279, or 68.2 percent, from December 31, 2017 to September 30, 2018 primarily due to a seasonal increase in capital expenditures. Deferred tax liabilities increased by $209, or 14.7 percent, from December 31, 2017 to September 30, 2018 primarily due to the impact of the full expensing of capital spending following the enactment of the Tax Act.
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
Since 2012, we have repurchased a total of $2.45 billion of Holdings' common stock under four completed share repurchase programs. In April 2018, our Board authorized a new $1.25 billion share repurchase program, which commenced in July 2018. As of September 30, 2018, we have repurchased $210 of Holdings' common stock under the $1.25 billion share repurchase program. We expect to pause repurchases under the program following the completion of the pending BlueLine acquisition discussed in note 12 to our condensed consolidated financial statements. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate BlueLine and assess other potential uses of capital.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2018, we had cash and cash equivalents of $65. Cash equivalents at September 30, 2018 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2018:

ABL facility:
Borrowing capacity, net of letters of credit	$836
Outstanding debt, net of debt issuance costs	2,120
Interest rate at September 30, 2018	3.7%
Average month-end principal amount of debt outstanding (1)	1,485
Weighted-average interest rate on average debt outstanding	3.4%
Maximum month-end principal amount of debt outstanding (1)	2,127
Accounts receivable securitization facility:
Borrowing capacity	9
Outstanding debt, net of debt issuance costs	865
Interest rate at September 30, 2018	3.0%
Average month-end principal amount of debt outstanding	788
Weighted-average interest rate on average debt outstanding	2.8%
Maximum month-end principal amount of debt outstanding	870

(1)
The maximum month-end principal amount of debt outstanding under the ABL facility exceeded the average month-end amount outstanding during the nine months ended September 30, 2018 primarily due to the use of borrowings to fund the BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements.

We expect that our principal needs for cash relating to our operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) share repurchases and (vi) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. As discussed in note 12 to our condensed consolidated financial statements, we expect to use a new $1 billion term loan facility and other debt issuances to fund the approximately $2.1 billion pending acquisition of BlueLine. Additionally, as noted above, we expect to pause share repurchases following the completion of the pending BlueLine acquisition.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 15, 2018 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2018, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2018, we (i) generated cash from operating activities of $2.123 billion, (ii) generated cash from the sale of rental and non-rental equipment of $491 and (iii) received cash from debt proceeds, net of payments, of $598. We used cash during this period principally to (i) purchase rental and non-rental equipment of $2.096 billion, (ii) purchase other companies for $805 and (iii) purchase shares of our common stock for $606. During the nine months ended September 30, 2017, we (i) generated cash from operating activities of $1.756 billion, (ii) generated cash from the sale of rental and non-rental equipment of $388 and (iii) received cash from debt proceeds, net of payments, of $546. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.572 billion, (ii) purchase other companies for $1.063 billion, (iii) purchase shares of our common stock for $26 and (iv) pay financing costs of $44.
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

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$2,123	$1,756
Purchases of rental equipment	(1,962)	(1,485)
Purchases of non-rental equipment	(134)	(87)
Proceeds from sales of rental equipment	478	378
Proceeds from sales of non-rental equipment	13	10
Insurance proceeds from damaged equipment	18	10
Free cash flow	$536	$582

Free cash flow for the nine months ended September 30, 2018 was $536, a decrease of $46 as compared to $582 for the nine months ended September 30, 2017. Free cash flow decreased primarily due to increased purchases of rental and non-rental equipment, partially offset by increased cash provided by operating activities and increased proceeds from sales of rental equipment. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) increased $377, or 34 percent, year-over-year.
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
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of September 30, 2018, we had an aggregate of $3.0 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL facility and the accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. See "Liquidity and Capital Resources" above for the amounts outstanding, and the interest rates thereon, as of September 30, 2018 under the ABL facility and the accounts receivable securitization facility. As of September 30, 2018, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $22 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2018, we had an aggregate of $7.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2018 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. As discussed in note 3 to the condensed consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the nine months ended September 30, 2018, our foreign subsidiaries accounted for $465, or 8 percent, of our total revenue of $5.741 billion, and $43, or 4 percent, of our total pretax income of $1.051 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2018. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2018 to July 31, 2018	467,525	(1)	$149.85	467,111	—
August 1, 2018 to August 31, 2018	467,827	(1)	$150.17	466,114	—
September 1, 2018 to September 30, 2018	436,833	(1)	$160.68	435,643	—
Total	1,372,185		$153.41	1,368,868	$1,040,000,302

(1)
In July 2018, August 2018 and September 2018, 414, 1,713 and 1,190 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On April 17, 2018, our Board authorized a $1.25 billion share repurchase program which commenced in July 2018. We expect to pause repurchases under the program following the completion of the pending BlueLine acquisition discussed in note 12 to our condensed consolidated financial statements. We intend to complete the share repurchase program; however, we will re-evaluate the decision to do so as we integrate BlueLine and assess other potential uses of capital.

Item 6.	Exhibits

2(a)
Agreement and Plan of Merger, dated as of June 30, 2018, by and among United Rentals, Inc., UR Merger Sub IV Corporation and BakerCorp International Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)

2(b)
Agreement and Plan of Merger, dated as of September  10, 2018, by and among United Rentals, Inc., UR Merger Sub V Corporation, Vander Holding Corporation and Platinum Equity Advisors, LLC, solely in its capacity as the initial Holder Representative thereunder (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 10, 2018)

3(a)
Fourth Restated Certificate of Incorporation of United Rentals, Inc., dated June 1, 2017 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 2, 2017)

3(b)
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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10(a)
Letter Agreement with William B. Plummer (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)

10(b)*	Employment Agreement, dated October 12, 2018, between United Rentals, Inc. and Andrew Limoges

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101
The following materials from the Quarterly Report on Form 10-Q for United Rentals, Inc. and United Rentals (North America), Inc., for the quarter ended September 30, 2018 filed on October 17, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	October 17, 2018	By:	ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 17, 2018	By:	ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer