Form 10-K
period 2018-12-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2019-01-23
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2018 there were 82,895,244 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2018 was approximately $10.80 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $147.62.
As of January 21, 2019, there were 79,591,082 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2019 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 26, 2019, are incorporated by reference into Part III of this annual report.

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

•
our significant indebtedness (which totaled $11.7 billion at December 31, 2018) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

•
risks related to security breaches, cybersecurity attacks, failure to protect personal information, compliance with data protection laws and other significant disruptions in our information technology systems;

•
the costs of complying with environmental, safety and foreign law and regulations, as well as other risks associated with non-U.S. operations, including currency exchange risk (including as a result of Brexit), and tariffs;

1

•
labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally;

•	increases in our maintenance and replacement costs and/or decreases in the residual value of our equipment;

•	the effect of changes in tax law; and

•	other factors discussed under Item 1A-Risk Factors, and elsewhere in this annual report.
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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2019.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, and operates throughout the United States and Canada, and has a limited presence in Europe. The table below presents key information about our business as of and for the years ended December 31, 2018 and 2017. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. As discussed in note 4 to the consolidated financial statements, we completed the acquisitions of NES Rentals Holdings II, Inc. (“NES”), Neff Corporation ("Neff"), BakerCorp International Holdings, Inc. (“BakerCorp”) and Vander Holding Corporation and its subsidiaries ("BlueLine") in April 2017, October 2017, July 2018 and October 2018, respectively. The results of NES, Neff, BakerCorp and BlueLine subsequent to their acquisition dates are reflected in the table below.

	2018	2017
PERFORMANCE MEASURES
Total revenues (in millions)	$8,047	$6,641
Equipment rental revenue percent of total revenues	86%	86%
Year-over-year increase (decrease) in rental rates	2.2%	(0.2)%
Year-over-year increase in the volume of equipment on rent	18.8%	18.2%
Time utilization	68.6%	69.5%
Key account percent of equipment rental revenue	71%	69%
National account percent of equipment rental revenue	44%	43%
FLEET
Fleet original equipment cost (“OEC”) (in billions)	$14.18	$11.51
Equipment classes	3,800	3,400
Equipment units	660,000	520,000
Fleet age in months	47.9	47.0
Percent of fleet that is current on manufacturer's recommended maintenance	82%	86%
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	44%	43%
Aerial work platforms	28%	32%
General tools and light equipment	8%	7%
Power and HVAC (heating, ventilating and air conditioning) equipment	8%	7%
Trench safety equipment	6%	6%
Fluid solutions equipment	6%	5%
LOCATIONS/PERSONNEL
Rental locations	1,197	997
Approximate number of branches per district	5-10	5-10
Approximate number of districts per region	6-10	6-10
Total employees	18,500	14,800
INDUSTRY
Estimated North American market share (1)	13.3%	11.4%
Estimated North American equipment rental industry revenue growth	7.4%	4.2%
United Rentals equipment rental revenue increase	21.4%	15.7%
2019 projected North American industry equipment rental revenue growth	5.9%	-
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	5%	5%
Largest supplier percent of capital expenditures	15%	18%
Top 10 supplier percent of capital expenditures	53%	57%
(1) As discussed above, we completed the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively. Estimated market share as of December 31, 2018 includes the standalone, pre-acquisition revenues of BakerCorp and BlueLine. As discussed above, we completed the acquisitions of NES and Neff in April 2017 and October 2017, respectively. Estimated market share as of December 31, 2017 includes the standalone, pre-acquisition revenues of NES and Neff. Estimated market share as of December 31, 2017 does not include BakerCorp and BlueLine because we had not acquired them as of December 31, 2017. If the standalone, pre-acquisition revenues of BakerCorp and BlueLine were included for the year ended December 31, 2017, estimated market share as of December 31, 2017 would have been 12.9 percent.
Strategy

For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2019, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
A continued focus on Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business;

•
The continued expansion of our trench, power and fluid solutions footprint, as well as our tools offering, and the cross-selling of these services throughout our network, as exhibited by our recently completed acquisition of BakerCorp. We plan to open at least 25 specialty rental branches/tool hubs in 2019 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES, Neff and BlueLine. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

Industry Overview and Economic Outlook
United Rentals serves the following three principal end markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets (the acquisition added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network). In 2018, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:

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
We estimate that, based on industry estimates from the American Rental Association ("ARA") , 2018 North American equipment rental industry revenue grew approximately 7 percent year-over-year, with higher growth, on a constant currency basis, in the U.S. than Canada. In 2018, our full year rental revenue increased by 21.4 percent year-over-year, including the impact of the NES, Neff, BakerCorp and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine, equipment rental revenue increased 10.5 percent year-over-year.
In 2019, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to experience solid demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 6 percent, with slightly higher growth, on a constant currency basis, in the U.S. than Canada.

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
Our information technology systems are accessible to management, branch and call center personnel. Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of our strategy. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our data center. Rental transactions can be entered at these workstations, or through various mobile applications, to be processed on a real-time basis.
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
Geographic and Customer Diversity. We have 1,197 rental locations in the U.S., Canada and Europe. Our North American network operates in 49 U.S. states and every Canadian province, and serves customers that range from Fortune 500 companies to small businesses and homeowners. The recently completed BakerCorp acquisition added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. We believe that our geographic and customer diversity provides us with many advantages including:

•	enabling us to better serve National Account customers with multiple locations;

•	helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America; and

•	reducing our dependence on any particular customer.
 Our foreign operations are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. For additional financial information regarding our geographic diversity, see note 5 to our consolidated financial statements.
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
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2018, our employees enhanced their skills through approximately 670,000 hours of training, including safety training, sales and leadership training, equipment-related training from our suppliers and online courses covering a variety of relevant subjects.
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
Segment Information
We have two reportable segments– (i) general rentals and (ii) trench, power and fluid solutions. Segment financial information is presented in note 5 to our consolidated financial statements.
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
The trench, power and fluid solutions segment includes the rental of specialty construction products and related services. The trench, power and fluid solutions segment is comprised of (i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and (iii) the Fluid Solutions and (iv) Fluid Solutions Europe regions, both of which rent equipment primarily used for fluid containment, transfer and treatment. The trench, power and fluid solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada and Europe.
Products and Services
Our principal products and services are described below.
Equipment Rental. We offer for rent approximately 3,800 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; fluid solutions equipment; and general tools and light equipment.
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
Competition
The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 13.3 percent market share in North America based on 2018 total equipment rental industry revenues as measured by the ARA. As discussed above, we completed the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively. Estimated market share includes the standalone, pre-acquisition revenues of BakerCorp and BlueLine, and is calculated by dividing total 2018 rental revenue, calculated using ARA’s constant currency methodology, by ARA’s forecasted 2018 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure.
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
Employees
Approximately 5,700 of our employees are salaried and approximately 12,800 are hourly. Collective bargaining agreements relating to approximately 120 separate locations cover approximately 1,350 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Our general rental equipment and trench, power and fluid solutions equipment are used in connection with private non-residential construction and industrial activities, which are cyclical in nature. Our industry experienced a decline in construction and industrial activity as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010. The weakness in our end markets led to a decrease in the demand for our equipment and in the rates we realized. Such decreases adversely affected our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. A worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	a decrease in expected levels of infrastructure spending;

•	a lack of availability of credit;

•	an overcapacity of fleet in the equipment rental industry;

•	a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region;

•	a prolonged shutdown of the U.S. government; or

•	terrorism or hostilities involving the United States, Canada or Europe.
Our significant indebtedness exposes us to various risks.
At December 31, 2018, our total indebtedness was $11.7 billion. Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:

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

•
restricting our ability to move operating cash flows to Holdings. URNA’s payment capacity is restricted under the covenants in our senior secured asset-based revolving credit facility (“ABL facility”), our senior secured term loan credit facility (“term loan facility”) and the indentures governing URNA’s outstanding indebtedness;

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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2018, we had $3.5 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 30 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
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
Despite our indebtedness level, we may be able to incur substantially more indebtedness in the future. We are not fully restricted under the terms of the indentures or other agreements governing our current indebtedness from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions, any of which could diminish our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our current level of indebtedness. If new debt is added to our or any of our existing and future subsidiaries' current debt, the related risks that we now face could intensify.

If we are unable to satisfy the financial and other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
The only financial maintenance covenant that currently exists under our ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy these or any of the other relevant covenants under the applicable agreement, the lenders could elect to terminate the ABL facility, the term loan facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, term loan facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
In addition to financial covenants, various other covenants in the ABL facility, term loan facility, accounts receivable securitization facility and the other agreements governing our debt impose significant operating and financial restrictions on us and our restricted subsidiaries. Such covenants include, among other things, limitations on: (i) liens; (ii) sale-leaseback transactions; (iii) indebtedness; (iv) mergers, consolidations and acquisitions; (v) sales, transfers and other dispositions of assets; (vi) loans and other investments; (vii) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (viii) dividends, other payments and other matters affecting subsidiaries; (ix) transactions with affiliates; and (x) issuances of preferred stock of certain subsidiaries. Future debt agreements we enter into may include similar provisions.
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
We would expect to pay for any future acquisitions using cash, capital stock, notes, other indebtedness and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities, or the risks associated with debt incurrence.
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
In April 2018, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $1.25 billion, excluding fees, commissions and other ancillary expenses. We have completed $420 million of repurchases under the program as of December 31, 2018.

Although the Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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
At December 31, 2018, we had $5.1 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We derive substantially all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we depend in part on the earnings of our subsidiaries, and the payment or other distribution to us of these earnings, to meet our obligations under our outstanding debt. Provisions of law, such as those requiring that dividends be paid only from surplus, could limit the ability of our subsidiaries to make payments or other distributions to us. Furthermore, these subsidiaries could in certain circumstances agree to contractual restrictions on their ability to make distributions. Distributions from our subsidiaries may also be limited by restrictive covenants in our debt agreements.
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
Although our Board elected not to extend our stockholders’ rights plan upon its expiration in September 2011, we still have in place certain charter provisions, such as the inability for stockholders to act by written consent, that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our Board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. We are also subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under each of the ABL facility and the term loan facility, a change of control (as defined in the applicable credit agreement) constitutes an event of default, entitling our lenders to terminate the ABL facility or the term loan facility, as applicable, and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and generally would require us to offer to repurchase our outstanding senior notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.
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
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2019 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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
The cost of new equipment for use in our rental fleet could also increase due to increased material costs for our suppliers (including tariffs on raw materials) or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.
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
We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and support our online ordering system. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and service online orders. In addition, the security measures we employ to protect our systems may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired businesses or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.
We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend additional resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could lead to disruptions in our online ordering system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. For example, the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”), which took full effect on May 25, 2018, has caused European Union (“EU”) data protection requirements to be more stringent and provides for greater penalties. Non-compliance with the GDPR can trigger fines of up to €20 million or 4 percent of annual worldwide revenue, whichever is higher. Such failures could lead to lower revenues, increased costs and other material adverse effects on our results of operations. In addition, the requirements of the GDPR may necessitate changes to our existing business practices in order to comply with the GDPR or to address the concerns of our customers or business partners relating to the GDPR. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business. Further, any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business. Certain of our software applications are also utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
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
Our 1,038 branch locations in the United States are located in 49 states, and Puerto Rico, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 1,350 employees who are represented by unions and covered by collective bargaining agreements and approximately 17,150 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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
We have operations outside the United States, including in Europe. As a result, we may incur losses from the impact of foreign currency fluctuations and have higher costs than we otherwise would have due to the need to comply with foreign laws.
Our operations in Canada and Europe are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to currency exchange risk.
In addition, on March 29, 2017, the United Kingdom (the “UK”) government triggered article 50 of the Treaty on European Union (“Brexit”). This officially confirmed the UK’s intention to withdraw its membership from the EU and the start for a two year negotiation process where the UK and the EU need to agree the terms of the withdrawal and potentially give consideration to the future of the relationship between the parties. Current uncertainty over whether the UK will ultimately leave the EU, as well as the final outcome of the negotiations between the UK and the EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the UK and the EU, which may take years to complete may include, among other things, greater restrictions on imports and exports between the UK and EU countries, a fluctuation in currency exchange rates and additional regulatory complexity. Our operations in the UK and Europe, as well as our North American operations, could be impacted by the global economic uncertainty caused by Brexit or the actual withdrawal by the UK from the EU. If we are unable to manage any of these risks effectively, our business could be adversely affected. Our operations in the EU represented an immaterial part of our business as of December 31, 2018.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of January 1, 2019, we operated 1,197 rental locations. 1,038 of these locations are in the United States, 148 are in Canada and 11 are in Europe. The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our general rentals (GR) and trench, power and fluid solutions (TPF) segments.

United States
●	Alabama (GR 24, TPF 7)	●	Maine (GR 4)	●	Oklahoma (GR 29, TPF 5)
●	Alaska (GR 2)	●	Maryland (GR 14, TPF 5)	●	Oregon (GR 10, TPF 4)
●	Arizona (GR 18, TPF 4)	●	Massachusetts (GR 13, TPF 3)	●	Pennsylvania (GR 20, TPF 7)
●	Arkansas (GR 16, TPF 1)	●	Michigan (GR 8, TPF 3)	●	Puerto Rico (GR 2)
●	California (GR 83, TPF 26)	●	Minnesota (GR 10, TPF 3)	●	Rhode Island (GR 1)
●	Colorado (GR 14, TPF 4)	●	Mississippi (GR 14)	●	South Carolina (GR 20, TPF 5)
●	Connecticut (GR 6, TPF 2)	●	Missouri (GR 15, TPF 5)	●	South Dakota (GR 2)
●	Delaware (GR 2, TPF 1)	●	Montana (GR 1)	●	Tennessee (GR 22, TPF 8)
●	Florida (GR 46, TPF 16)	●	Nebraska (GR 2, TPF 1)	●	Texas (GR 131, TPF 37)
●	Georgia (GR 35, TPF 7)	●	Nevada (GR 6, TPF 3)	●	Utah (GR 4, TPF 3)
●	Idaho (GR 2)	●	New Hampshire (GR 1, TPF 1)	●	Vermont (GR 2)
●	Illinois (GR 14, TPF 5)	●	New Jersey (GR 11, TPF 6)	●	Virginia (GR 22, TPF 6)
●	Indiana (GR 5, TPF 1)	●	New Mexico (GR 9)	●	Washington (GR 20, TPF 7)
●	Iowa (GR 9, TPF 2)	●	New York (GR 22, TPF 1)	●	West Virginia (GR 5, TPF 1)
●	Kansas (GR 12, TPF 1)	●	North Carolina (GR 29, TPF 7)	●	Wisconsin (GR 8, TPF 1)
●	Kentucky (GR 9)	●	North Dakota (GR 5)	●	Wyoming (GR 6)
●	Louisiana (GR 36, TPF 14)	●	Ohio (GR 15, TPF 9)

	Canada		Europe
●	Alberta (GR 29, TPF 10)	●	France (TPF 4)
●	British Columbia (GR 23, TPF 5)	●	Germany (TPF 4)
●	Manitoba (GR 5)	●	Netherlands (TPF 1)
●	New Brunswick (GR 6, TPF 1)	●	United Kingdom (TPF 2)
●	Newfoundland (GR 6)
●	Nova Scotia (GR 4, TPF 1)
●	Ontario (GR 31, TPF 6)
●	Prince Edward Island (GR 1)
●	Quebec (GR 7, TPF 3)
●	Saskatchewan (GR 7, TPF 3)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 119 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 11,900 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 36 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2024. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2021, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2023. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 31,000 square feet under a lease that expires in 2020 and in Charlotte, North Carolina, where we occupy approximately 55,000 square feet under a lease that expires in 2025.

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
Market Information
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” As of January 1, 2019, there were 64 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2018 to October 31, 2018	1,308,811	(1)	$129.98	1,307,648	—
November 1, 2018 to November 30, 2018	1,103	(1)	$121.53	—	—
December 1, 2018 to December 31, 2018	398,390	(1)	$103.00	389,197	—
Total	1,708,304		$123.68	1,696,845	$830,071,148

(1)
In October 2018, November 2018 and December 2018, 1,163, 1,103 and 9,193 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On April 17, 2018, our Board authorized a $1.25 billion share repurchase program which commenced in July 2018. The program was temporarily paused in November 2018 following the completion of the BlueLine acquisition discussed in note 4 to the consolidated financial statements. We intend to complete the program in 2019.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2014 to 2018. The following acquired companies are reflected in our results of operations for all periods subsequent to the noted acquisition dates:

•
In April 2014, we acquired certain assets of the following entities: National Pump & Compressor, Ltd., Canadian Pump and Compressor Ltd., GulfCo Industrial Equipment, LP and LD Services, LLC (collectively “National Pump”). National Pump had annual revenues of approximately $210;

•	In April 2017, we completed the acquisition of NES Rentals Holdings II, Inc. (“NES”). NES had annual revenues of approximately $369;

•	In October 2017, we completed the acquisition of Neff Corporation ("Neff"). Neff had annual revenues of approximately $413;

•	In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”). BakerCorp had annual revenues of approximately $295; and

•	In October 2018, we completed the acquisition of Vander Holding Corporation and its subsidiaries (“BlueLine”). BlueLine had annual revenues of approximately $786.
See note 4 to the consolidated financial statements for additional detail on the NES, Neff, BakerCorp and BlueLine acquisitions. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Income statement data:
Total revenues	$8,047	$6,641	$5,762	$5,817	$5,685
Total cost of revenues	4,683	3,872	3,359	3,337	3,253
Gross profit	3,364	2,769	2,403	2,480	2,432
Selling, general and administrative expenses	1,038	903	719	714	758
Merger related costs	36	50	—	(26)	11
Restructuring charge	31	50	14	6	(1)
Non-rental depreciation and amortization	308	259	255	268	273
Operating income	1,951	1,507	1,415	1,518	1,391
Interest expense, net	481	464	511	567	555
Other income, net	(6)	(5)	(5)	(12)	(14)
Income before provision (benefit) for income taxes	1,476	1,048	909	963	850
Provision (benefit) for income taxes (1)	380	(298)	343	378	310
Net income (1)	1,096	1,346	566	585	540
Basic earnings per share (1)	$13.26	$15.91	$6.49	$6.14	$5.54
Diluted earnings per share (1)	$13.12	$15.73	$6.45	$6.07	$5.15
(1)2017 includes the significant impact of the enactment of the Tax Cuts and Jobs Act (the "Tax Act") discussed further in note 13 to the consolidated financial statements. 2018 reflects a lower effective tax rate than the years prior to the enactment of the Tax Act. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent.

	December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance sheet data:
Total assets	$18,133	$15,030	$11,988	$12,083	$12,129
Total debt	11,747	9,440	7,790	8,162	7,962
Stockholders’ equity	3,403	3,106	1,648	1,476	1,796

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 1,197 rental locations in the U.S., Canada and Europe, as well as centralized call centers and online capabilities. With the recently completed acquisition of BakerCorp discussed in note 4 to the consolidated financial statements, which added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network, we entered into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain compelling competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”), based on the initial consideration paid, of $14.2 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,800 classes of equipment for rent to construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and other customers. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2018, equipment rental revenues represented 86 percent of our total revenues.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2019, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
A continued focus on Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business;

•
The continued expansion of our trench, power and fluid solutions footprint, as well as our tools offering, and the cross-selling of these services throughout our network, as exhibited by our recently completed acquisition of BakerCorp. We plan to open at least 25 specialty rental branches/tool hubs in 2019 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES, Neff and BlueLine. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

In 2019, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to experience solid demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 6 percent, with slightly higher growth, on a constant currency basis, in the U.S. than Canada.
We use the American Rental Association criteria for reporting rental rates, time utilization and OEC. As discussed above, we completed the acquisitions of NES, Neff, BakerCorp and BlueLine in April 2017, October 2017, July 2018 and October

2018, respectively. The pro forma metrics below include the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine. For the full year 2018:

•	Rental rates increased 2.2 percent and 2.6 percent year-over-year, on an actual and a pro forma basis, respectively;

•	The volume of OEC on rent increased 18.8 percent and 6.9 percent year-over-year, on an actual and a pro forma basis, respectively;

•
Time utilization was 68.6 percent and 68.4 percent on an actual and a pro forma basis, respectively, reflecting a decrease of 90 basis points and an increase of 20 basis points year-over-year, respectively;

•	71 percent of equipment rental revenue was derived from key accounts, as compared to 69 percent in 2017. Key accounts are each managed by a single point of contact to enhance customer service; and

•
The number of rental locations in our higher margin trench, power and fluid solutions (also referred to as "specialty") segment increased by 68 year-over-year primarily due to the BakerCorp acquisition and cold starts.

Financial Overview
In 2018 and 2017, we took a number of actions related to our capital structure that have improved our financial flexibility and liquidity, including:

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

•	Issued $1.1 billion principal amount of 6 1/2 percent Senior Notes due 2026;

•	Entered into a $1 billion term loan facility;

•	Amended our ABL facility, including an increase in the facility size from $2.5 billion to $3.0 billion; and

•	Amended and extended our accounts receivable securitization facility, including an increase in the facility size from $625 to $975.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital to take advantage of business opportunities. As of December 31, 2018, we had available liquidity of $1.432 billion, including cash of $43.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2018 are presented below. Net income and diluted earnings per share for the year ended December 31, 2017 include a substantial benefit associated with the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The enactment of the Tax Act resulted in an estimated net income increase for the year ended December 31, 2017 of $689, or $8.05 per diluted share, primarily due to a one-time revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, which was partially offset by the impact of a one-time transition tax on our unremitted foreign earnings and profits, which we elected to pay over an eight-year period. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent, which contributed an estimated $2.36 to diluted earnings per share for the year ended December 31, 2018. The Tax Act is discussed further in note 13 to the consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016
Net income	$1,096	$1,346	$566
Diluted earnings per share	$13.12	$15.73	$6.45

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2018 include the after-tax impacts of the items below. The tax rates applied to the adjustments items below reflect the statutory rates in the applicable entity. The reduction in the tax rate for 2018 reflects the enactment of the Tax Act.

	Year Ended December 31,
	2018		2017		2016
Tax rate applied to items below	25.5%		38.5%		38.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(27)	$(0.32)	$(31)	$(0.36)	$—	$—
Merger related intangible asset amortization (2)	(147)	(1.76)	(99)	(1.15)	(99)	(1.12)
Impact on depreciation related to acquired fleet and property and equipment (3)	(16)	(0.19)	(5)	(0.05)	—	—
Impact of the fair value mark-up of acquired fleet (4)	(49)	(0.59)	(50)	(0.59)	(22)	(0.25)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (5)	—	—	—	—	1	0.01
Restructuring charge (6)	(23)	(0.28)	(31)	(0.36)	(9)	(0.11)
Asset impairment charge (7)	—	—	(1)	(0.01)	(2)	(0.03)
Loss on extinguishment of debt securities and amendment of ABL facility	—	—	(33)	(0.39)	(62)	(0.70)

(1)
This reflects transaction costs associated with the NES, Neff, BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	This reflects the amortization of the intangible assets acquired in the RSC, National Pump, NES, Neff, BakerCorp and BlueLine acquisitions.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC, NES, Neff, BakerCorp and BlueLine acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES, Neff and BlueLine acquisitions that was subsequently sold.

(5)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(6)	As discussed in note 6 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.

(7)	This reflects write-offs of leasehold improvements and other fixed assets in connection with our restructuring programs.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision (benefit) for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net, and the impact of the fair value mark-up of acquired fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The EBITDA and adjusted EBITDA margins represent EBITDA or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
Net income	$1,096	$1,346	$566
Provision (benefit) for income taxes	380	(298)	343
Interest expense, net	481	464	511
Depreciation of rental equipment	1,363	1,124	990
Non-rental depreciation and amortization	308	259	255
EBITDA	3,628	2,895	2,665
Merger related costs (1)	36	50	—
Restructuring charge (2)	31	50	14
Stock compensation expense, net (3)	102	87	45
Impact of the fair value mark-up of acquired fleet (4)	66	82	35
Adjusted EBITDA	$3,863	$3,164	$2,759

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$2,853	$2,209	$1,941
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(12)	(9)	(9)
Gain on sales of rental equipment	278	220	204
Gain on sales of non-rental equipment	6	4	4
Gain on insurance proceeds from damaged equipment	22	21	12
Merger related costs (1)	(36)	(50)	—
Restructuring charge (2)	(31)	(50)	(14)
Stock compensation expense, net (3)	(102)	(87)	(45)
Loss on extinguishment of debt securities and amendment of ABL facility	—	(54)	(101)
Excess tax benefits from share-based payment arrangements	—	—	58
Changes in assets and liabilities	124	129	101
Cash paid for interest	455	357	415
Cash paid for income taxes, net	71	205	99
EBITDA	3,628	2,895	2,665
Add back:
Merger related costs (1)	36	50	—
Restructuring charge (2)	31	50	14
Stock compensation expense, net (3)	102	87	45
Impact of the fair value mark-up of acquired fleet (4)	66	82	35
Adjusted EBITDA	$3,863	$3,164	$2,759
_________________

(1)
This reflects transaction costs associated with the NES, Neff, BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

(2)	As discussed in note 6 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES, Neff and BlueLine acquisitions that was subsequently sold.

For the year ended December 31, 2018, EBITDA increased $733, or 25.3 percent, and adjusted EBITDA increased $699, or 22.1 percent. For the year ended December 31, 2018, EBITDA margin increased 150 basis points to 45.1 percent, and adjusted EBITDA margin increased 40 basis points to 48.0 percent. As discussed above, we completed the acquisitions of NES, Neff, BakerCorp and BlueLine in April 2017, October 2017, July 2018 and October 2018, respectively, and EBITDA and adjusted EBITDA for 2018 include the impact of these acquisitions. The increase in the EBITDA margin primarily reflects i) a decrease in selling, general and administrative ("SG&A") expense as a percentage of revenue primarily due to a reduction in salaries and bonuses as a percentage of revenue and ii) reduced merger related costs and restructuring charges. The increase in the adjusted EBITDA margin primarily reflects a decrease in SG&A expense as a percentage of revenue primarily due to a reduction in salaries and bonuses as a percentage of revenue.
For the year ended December 31, 2017, EBITDA increased $230, or 8.6 percent, and adjusted EBITDA increased $405, or 14.7 percent. The EBITDA increase primarily reflects increased profit from equipment rentals, partially offset by i) increased SG&A compensation costs, including stock compensation costs, largely due to the impact of the NES and Neff acquisitions, increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards, and ii) increased merger related costs and restructuring charges associated with the NES and Neff acquisitions. The adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased SG&A compensation costs, largely due to the impact of the NES and Neff acquisitions, increased revenue and improved profitability. For the year ended December 31, 2017, EBITDA margin decreased 270 basis points to 43.6 percent, and adjusted EBITDA margin decreased 30 basis points to 47.6 percent. The decrease in the EBITDA margin primarily reflects i) increased SG&A compensation costs, including stock compensation costs, largely due to the impact of the NES and Neff acquisitions, increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards, and ii) increased merger related costs and restructuring charges associated with the NES and Neff acquisitions. The decrease in the adjusted EBITDA margin primarily reflects increased SG&A compensation costs largely due to the impact of the NES and Neff acquisitions, increased revenue and improved profitability, partially offset by increased profit from sales of rental equipment.
Revenues. Revenues for each of the three years in the period ended December 31, 2018 were as follows:

	Year Ended December 31,			Change
	2018	2017	2016	2018	2017
Equipment rentals*	$6,940	$5,715	$4,941	21.4%	15.7%
Sales of rental equipment	664	550	496	20.7%	10.9%
Sales of new equipment	208	178	144	16.9%	23.6%
Contractor supplies sales	91	80	79	13.8%	1.3%
Service and other revenues	144	118	102	22.0%	15.7%
Total revenues	$8,047	$6,641	$5,762	21.2%	15.3%
*Equipment rentals metrics:
Year-over-year increase (decrease) in rental rates (1)				2.2%	(0.2)%
Year-over-year increase in the volume of equipment on rent				18.8%	18.2%
Time utilization (2)	68.6%	69.5%	67.9%	(90) bps	160 bps
*Pro forma equipment rentals information (3):
Equipment rentals variance				10.5%
Year-over-year increase in rental rates (1)				2.6%
Year-over-year increase in the volume of equipment on rent				6.9%
Time utilization (2)	68.4%	68.2%		20 bps
_________________

(1)	Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix.

(2)	Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year.

(3)
As discussed in note 4 to the consolidated financial statements, we completed the acquisitions of NES, Neff, BakerCorp and BlueLine in April 2017, October 2017, July 2018 and October 2018, respectively. The pro forma information includes the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these "ancillary fees" represented approximately 12 percent of equipment rental revenue in 2018. Delivery and pick-up revenue, which represented approximately seven percent of equipment rental revenue in 2018, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2018 total revenues of $8.0 billion increased 21.2 percent compared with 2017. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine, 2018 total revenues increased 10.7 percent. The revenue increase primarily reflects i) a 21.4 percent increase in equipment rental revenue, primarily due to an 18.8 percent increase in the volume of OEC on rent, which includes the impact of the NES, Neff, BakerCorp and BlueLine acquisitions, and a 2.2 percent rental rate increase and ii) a 20.7 percent increase in sales of rental equipment. On the pro forma basis including the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine, equipment rental revenue increased 10.5 percent year-over-year, primarily reflecting a 6.9 percent increase in the volume of OEC on rent and a 2.6 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Sales of rental equipment increased primarily due to increased volume, driven by a significantly larger fleet size, in a strong used equipment market. Average OEC for the year ended December 31, 2018 increased 20.3 percent year-over-year. The increase in average OEC includes the impact of the NES, Neff, BakerCorp and BlueLine acquisitions.
2017 total revenues of $6.6 billion increased 15.3 percent compared with 2016. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, 2017 total revenues increased 7.7 percent. The revenue increase primarily reflected a 15.7 percent increase in equipment rental revenue, primarily due to an 18.2 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions, partially offset by a 0.2 percent rental rate decrease. On the pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 7.6 percent year-over-year, primarily reflecting a 7.1 percent increase in the volume of OEC on rent and a 0.4 percent rental rate increase. We believe that the increase in the volume of OEC on rent reflected improving demand in many of our core markets. Sales of rental equipment increased 10.9 percent primarily due to increased volume. Sales of new equipment increased 23.6 percent primarily due to increased volume and increased sales of larger equipment.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $56 and $46 as of December 31, 2018 and 2017, respectively. Equipment rentals include our revenues from renting equipment, as well as revenue related to the "ancillary fees" we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Delivery and pick-up revenue is the most significant ancillary revenue component and is recognized when the service is performed.
Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed.
See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the years ended December 31, 2018, 2017 and 2016, we recognized expenses of $45, $40 and $24, respectively, primarily within selling, general and administrative expenses in our consolidated statements of income, associated with our allowances for doubtful accounts.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $150 or $189, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $16. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $28 or $43, respectively.
Acquisition Accounting. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As discussed below, we regularly review for impairments.
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
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As discussed in note 2 to our consolidated financial statements, we are currently assessing whether we will early adopt accounting guidance that eliminates the second step from the goodwill impairment test (this guidance becomes effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is not expected to have a significant impact on our financial statements).

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
In connection with our goodwill impairment test that was conducted as of October 1, 2018, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Fluid Solutions Europe reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 52 percent. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which added 11 European locations to our branch network. The European locations are in our Fluid Solutions Europe reporting unit. All of the assets in the Fluid Solutions Europe reporting unit were acquired in the BakerCorp acquisition. The estimated fair value of our Fluid Solutions Europe reporting unit exceeded its carrying amount by 7 percent. As all of the assets in the Fluid Solutions Europe reporting unit were recorded at fair value as of the July 2018 acquisition date, we expected the percentage by which the Fluid Solutions Europe reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our rental equipment and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future pre-tax cash flows (undiscounted and without interest charges). If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We also conduct impairment reviews in connection with branch consolidations and other changes in our business. We recognized immaterial asset impairment charges during the years ended December 31, 2018, 2017 and 2016.
In support of our review for indicators of impairment, we perform a review of all assets at the district level relative to district performance. We also review the financial performance of our rental equipment. In our rental equipment review, we estimate the future rental revenues from our rental assets based on current and expected utilization levels, the age of the assets and their remaining useful lives. Additionally, we estimate when the assets are expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed quarterly reviews, there were no indications of impairment associated with our rental equipment or property and equipment.
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
The Tax Act discussed above, which was enacted in December 2017, had a substantial impact on our income tax benefit for the year ended December 31, 2017. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent and the year ended December 31, 2018 reflects the decreased tax rate. See note 13 to the consolidated financial statements for further detail.

We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. The Tax Act requires a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments. As of December 31, 2018, we have computed a transition tax amount payable of $62, of which $14 was included in other long-term liabilities on our consolidated balance sheet (we expect to settle the remaining payable amount by applying an overpayment of federal taxes).
We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Act's one-time transition tax.
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
Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in note 14 to our consolidated financial statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination such that we expect an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

Results of Operations
As discussed in note 5 to our consolidated financial statements, our two reportable segments are (i) general rentals and (ii) trench, power and fluid solutions. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench, power and fluid solutions segment is comprised of: (i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and (iii) the Fluid Solutions and (iv) Fluid Solutions Europe regions, both of which rent equipment primarily used for fluid containment, transfer and treatment. The trench, power and fluid solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada and Europe.
As discussed in note 5 to our consolidated financial statements, we aggregate our eleven geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended December 31, 2018, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 13 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated.

We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
We similarly monitor the margin variances for the regions in the trench, power and fluid solutions segment. The trench, power and fluid solutions segment includes the locations acquired in the July 2018 BakerCorp acquisition discussed in note 4 to the consolidated financial statements. As such, there is not a long history of the acquired locations' rental margins included in the trench, power and fluid solutions segment. When monitoring for margin convergence, we include projected future results. We monitor the trench, power and fluid solutions segment margin variances and confirm the expectation of future convergence on a quarterly basis. The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisition, as a result of which, we expect future margin convergence.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Year Ended December 31, 2018
Equipment rentals	$5,550	$1,390	$6,940
Sales of rental equipment	619	45	664
Sales of new equipment	186	22	208
Contractor supplies sales	68	23	91
Service and other revenues	127	17	144
Total revenue	$6,550	$1,497	$8,047
Year Ended December 31, 2017
Equipment rentals	$4,727	$988	$5,715
Sales of rental equipment	509	41	550
Sales of new equipment	159	19	178
Contractor supplies sales	65	15	80
Service and other revenues	105	13	118
Total revenue	$5,565	$1,076	$6,641
Year ended December 31, 2016
Equipment rentals	$4,166	$775	$4,941
Sales of rental equipment	459	37	496
Sales of new equipment	128	16	144
Contractor supplies sales	64	15	79
Service and other revenues	91	11	102
Total revenue	$4,908	$854	$5,762

Equipment rentals. 2018 equipment rentals of $6.9 billion increased $1.2 billion, or 21.4 percent, as compared to 2017, primarily reflecting an 18.8 percent increase in the volume of OEC on rent, which includes the impact of the NES, Neff, BakerCorp and BlueLine acquisitions, and a 2.2 percent rental rate increase. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine, equipment rental revenue increased 10.5 percent year-over-year, primarily reflecting a 6.9 percent increase in the volume of OEC on rent and a 2.6 percent rental rate increase. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues in 2018.
On a segment basis, equipment rentals represented 85 percent and 93 percent of total revenues for general rentals and trench, power and fluid solutions, respectively. General rentals equipment rentals increased $823, or 17.4 percent, as compared to 2017, primarily reflecting a 16.5 percent increase in the volume of OEC on rent, which includes the impact of the NES, Neff and BlueLine acquisitions, and increased rental rates. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff and BlueLine, the volume of OEC on rent increased 5.5 percent. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Trench, power and fluid solutions equipment rentals increased $402, or 40.7 percent, primarily reflecting a 46.5 percent increase in the volume of OEC on rent. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, the volume of OEC on rent increased 23.3 percent. The increase in the volume of OEC on rent reflects improved performance in our Fluid Solutions and Power and HVAC regions. The improvement in the Fluid Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers). The Power and HVAC region experienced growth in revenue from oil and gas, and non-residential construction, customers.

2017 equipment rentals of $5.7 billion increased $774, or 15.7 percent, as compared to 2016, primarily reflecting an 18.2 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions, partially offset by a 0.2 percent rental rate decrease. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, equipment rental revenue increased 7.6 percent year-over-year, primarily reflecting a 7.1 percent increase in the volume of OEC on rent and a 0.4 percent rental rate increase. We believe that the increase in the volume of OEC on rent reflected improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues in 2017. On a segment basis, equipment rentals represented 85 percent and 92 percent of total revenues for general rentals and trench, power and fluid solutions, respectively. General rentals equipment rentals increased $561, or 13.5 percent, as compared to 2016, primarily reflecting a 16.9 percent increase in the volume of OEC on rent, which includes the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 5.5 percent. We believe that the increase in the volume of OEC on rent reflected improving demand in many of our core markets. Trench, power and fluid solutions equipment rentals increased $213, or 27.5 percent, primarily reflecting a 34.9 percent increase in the volume of OEC on rent. Trench, power and fluid solutions average OEC increased 14.3 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Fluid Solutions region. The improvement in the Fluid Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers.
Sales of rental equipment. For the three years in the period ended December 31, 2018, sales of rental equipment represented approximately 8 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2018 sales of rental equipment of $664 increased 20.7 percent from 2017 primarily reflecting increased volume, driven by a significantly larger fleet size, in a strong used equipment market. Average OEC for the year ended December 31, 2018 increased 20.3 percent year-over-year. 2017 sales of rental equipment of $550 increased 10.9 percent from 2016 primarily reflecting increased volume.
Sales of new equipment. For the three years in the period ended December 31, 2018, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2018 sales of new equipment of $208 increased 16.9 percent from 2017 primarily reflecting increased volume driven partially by some larger sales. 2017 sales of new equipment of $178 increased 23.6 percent from 2016 primarily reflecting increased volume and increased sales of larger equipment.
Sales of contractor supplies. For the three years in the period ended December 31, 2018, sales of contractor supplies represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2018 sales of contractor supplies did not change materially from 2017, and 2017 sales of contractor supplies were flat with 2016.
Service and other revenues. For the three years in the period ended December 31, 2018, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2018 service and other revenues of $144 increased 22.0 percent from 2017 primarily reflecting an increased emphasis on this line of business. 2017 service and other revenues of $118 increased 15.7 percent from 2016 primarily reflecting the impact of the NES acquisition and an increased emphasis on this line of business.
Fourth Quarter 2018 Items. The fourth quarter of 2018 includes $22 of merger related costs and $16 of restructuring charges primarily associated with the BakerCorp and BlueLine acquisitions discussed in note 4 to our consolidated financial statements. As discussed in note 12 to our consolidated financial statements, in the fourth quarter of 2018, we entered into a $1 billion senior secured term loan facility and issued $1.1 billion principal amount of 6 1/2 percent Senior Notes due 2026. As discussed in note 4 to the consolidated financial statements, the proceeds from the 6 1/2 percent Senior Notes and borrowings under the term loan facility were used to finance the acquisition of BlueLine in October 2018.
 Fourth Quarter 2017 Items. The fourth quarter of 2017 includes an estimated benefit of $689 associated with the enactment of the Tax Act discussed further in note 13 to our consolidated financial statements. The fourth quarter of 2017 also includes $18 of merger related costs and $22 of restructuring charges primarily associated with the NES and Neff acquisitions discussed in note 4 to our consolidated financial statements. Additionally, in the fourth quarter of 2017, we redeemed the remaining $225 principal amount of our 7 5/8 percent Senior Notes due 2022. Upon the redemption of these notes, we recognized a loss of $11 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes. The fourth quarter of 2017 also reflects a year-over-year increase of $11 in stock compensation expense primarily due to the impact of increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2018 were as follows:

	General rentals	Trench, power and fluid solutions	Total
2018
Equipment Rentals Gross Profit	$2,293	$670	$2,963
Equipment Rentals Gross Margin	41.3%	48.2%	42.7%
2017
Equipment Rentals Gross Profit	$1,950	$490	$2,440
Equipment Rentals Gross Margin	41.3%	49.6%	42.7%
2016
Equipment Rentals Gross Profit	$1,725	$364	$2,089
Equipment Rentals Gross Margin	41.4%	47.0%	42.3%

General rentals. For the three years in the period ended December 31, 2018, general rentals accounted for 80 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. General rentals’ equipment rentals gross profit in 2018 increased $343, and equipment rentals gross margin was flat with 2017. Time utilization was 69.4 percent and 70.2 percent for the years ended December 31, 2018 and 2017, respectively. The decrease in time utilization primarily reflected the impact of the NES, Neff and BlueLine acquisitions. The impact of the decreased time utilization on equipment rentals gross margin was offset by the impact of increased rental rates. The volume of OEC on rent increased 16.5 percent, including the impact of the NES, Neff and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff and BlueLine, the volume of OEC on rent increased 5.5 percent and time utilization was flat. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets.

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
Trench, power and fluid solutions. For the year ended December 31, 2018, equipment rentals gross profit increased by $180 and equipment rentals gross margin decreased 140 basis points from 2017. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 40.7 percent, average OEC increased 43.0 percent and the volume of OEC on rent increased 46.5 percent. The decrease in the equipment rentals gross margin includes the impact of the BakerCorp acquisition and mix changes (in particular, fuel revenue, which generates lower margins, increased). The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisition.
For the year ended December 31, 2017, equipment rentals gross profit increased by $126 and equipment rentals gross margin increased 260 basis points from 2016, primarily reflecting increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 27.5 percent, average OEC increased 14.3 percent and the volume of OEC on rent increased 34.9 percent. The increase in the volume of OEC on rent significantly exceeded the increase in average OEC primarily due to improved performance in our Fluid Solutions region. The improvement in the Fluid Solutions region primarily reflected growth in revenue from i) upstream oil and gas customers, which have experienced significant volatility in recent years, and ii) construction and mining customers.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2018	2017	2016	2018	2017
Total gross margin	41.8%	41.7%	41.7%	10 bps	—
Equipment rentals	42.7%	42.7%	42.3%	—	40 bps
Sales of rental equipment	41.9%	40.0%	41.1%	190 bps	(110) bps
Sales of new equipment	13.9%	14.6%	17.4%	(70) bps	(280) bps
Contractor supplies sales	34.1%	30.0%	30.4%	410 bps	(40) bps
Service and other revenues	43.8%	50.0%	59.8%	(620) bps	(980) bps

2018 gross margin of 41.8 percent increased 10 basis points. Equipment rentals gross margin was flat with 2017, primarily reflecting a 2.2 percent rental rate increase offset by a 90 basis point decrease in time utilization. Time utilization was 68.6 percent and 69.5 percent for the years ended December 31, 2018 and 2017, respectively. The decrease in time utilization primarily reflected the impact of the NES, Neff, BakerCorp and BlueLine acquisitions. The volume of OEC on rent increased 18.8 percent, including the impact of the NES, Neff, BakerCorp and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine, the volume of OEC on rent increased 6.9 percent, rental rates increased 2.6 percent and time utilization increased 20 basis points. We believe that the increases in the volume of OEC on rent and rental rates reflect improving demand in many of our core markets. Gross margin from sales of rental equipment increased 190 basis points, primarily reflecting improved pricing and changes in the mix of equipment sold. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2018).

2017 gross margin of 41.7 percent was flat with 2016. Equipment rentals gross margin increased 40 basis points, primarily reflecting a 160 basis point increase in time utilization partially offset by a 0.2 percent rental rate decrease. Time utilization was 69.5 percent and 67.9 percent for the years ended December 31, 2017 and 2016, respectively. Time utilization for 2017 was a full-year record. The volume of OEC on rent increased 18.2 percent, including the impact of the NES and Neff acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES and Neff, the volume of OEC on rent increased 7.1 percent and rental rates increased 0.4 percent. We believe that the increase in the volume of OEC on rent reflected improving demand in many of our core markets. Gross margin from sales of new equipment decreased 280 basis points. Sales of new equipment increased 23.6 percent, primarily reflecting increased volume and increased sales of larger equipment, some of which were at lower margins. Gross margin from service and other revenues decreased 980 basis points. In 2017, as a result of our increased focus on the service line of business, we increased the allocation of labor to it. Such labor costs were formerly included in cost of equipment rentals.
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2018:

	Year Ended December 31,			Change
	2018	2017	2016	2018	2017
Selling, general and administrative ("SG&A") expense	$1,038	$903	$719	15.0%	25.6%
SG&A expense as a percentage of revenue	12.9%	13.6%	12.5%	(70) bps	110 bps
Merger related costs	36	50	—	(28.0)%	—
Restructuring charge	31	50	14	(38.0)%	257.1%
Non-rental depreciation and amortization	308	259	255	18.9%	1.6%
Interest expense, net	481	464	511	3.7%	(9.2)%
Other income, net	(6)	(5)	(5)	20.0%	—%
Provision (benefit) for income taxes	380	(298)	343	(227.5)%	(186.9)%
Effective tax rate	25.7%	(28.4)%	37.7%	5,410 bps	(6,610) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The decrease in SG&A expense as a percentage of revenue for the year ended December 31, 2018 primarily reflects a reduction in salaries and bonuses as a percentage of revenue.
The increase in SG&A expense as a percentage of revenue for the year ended December 31, 2017 primarily reflects increased compensation costs, including stock compensation costs, largely due to the impact of the NES and Neff acquisitions discussed in note 4 to the consolidated financial statements, improved profitability, and increases in our stock price and in the volume of stock awards.
The merger related costs reflect transaction costs associated with the NES, Neff, BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. As discussed in note 4 to the consolidated financial statements, NES had annual revenues of approximately $369, Neff had annual revenues of approximately $413, BakerCorp had annual revenues of approximately $295 and BlueLine had annual revenues of approximately $786.
The restructuring charges for the years ended December 31, 2018, 2017 and 2016 primarily reflect severance costs and branch closure charges associated with our restructuring programs. In the third quarter of 2018, we initiated a restructuring program following the closing of the BakerCorp acquisition discussed in note 4 to the consolidated financial statements. The restructuring program also includes actions undertaken associated with the BlueLine acquisition that is discussed in note 4 to the consolidated financial statements. See note 6 to our consolidated financial statements for additional information.
Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increase in non-rental depreciation and amortization for the year ended December 31, 2018 primarily reflects the impact of the Neff, BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements.
Interest expense, net for the years ended December 31, 2017 and 2016 included aggregate losses of $54 and $101, respectively, associated with debt redemptions and the amendments of our ABL facility. Excluding the impact of these losses, interest expense, net for the year ended December 31, 2018 increased year-over-year primarily due to the impact of higher average debt. The year-over-year increase in average debt includes the impact of the debt used to finance the NES, Neff, BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements. Excluding the impact of these losses, interest expense, net, for the year ended December 31, 2017 was flat year-over-year as the impact of higher average debt was offset by a lower average cost of debt.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 13 to our consolidated financial statements. As discussed further in note 13, the income tax benefit for the year ended December 31, 2017 includes the substantial impact of the enactment of the Tax Act discussed above. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent and the year ended December 31, 2018 reflects the decreased tax rate.

Balance sheet. Accounts receivable, net increased by $312, or 25.3 percent, from December 31, 2017 to December 31, 2018 primarily due to increased revenue, which included the impact of the BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements. Rental equipment, net increased by $1.776 billion, or 22.7 percent, and property and equipment, net increased by $147, or 31.5 percent, from December 31, 2017 to December 31, 2018, primarily due to the impact of the BakerCorp and BlueLine acquisitions and increased capital expenditures in response to a strong operating environment. Accounts payable increased by $127, or 31.1 percent, from December 31, 2017 to December 31, 2018 primarily due to the timing of payments (in December 2018, we had one fewer check-paying days than in December 2017, and December 2018 also included one less pay period than December 2017). Accrued expenses and other liabilities increased by $141, or 26.3 percent, from December 31, 2017 to December 31, 2018 primarily due to (i) increased income taxes payable due to an overpayment of federal taxes that significantly reduced taxes payable as of December 31, 2017, and (ii) increased interest payable due in part to the debt used to finance the BakerCorp and BlueLine acquisitions. See notes 9, 12 and 13 to the consolidated financial statements for discussions addressing our goodwill and other intangible assets, debt and deferred tax liability, respectively.

Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the capital structure actions taken in 2018 and 2017 to improve our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $2.45 billion of Holdings' common stock under four completed share repurchase programs. Additionally, in April 2018, our Board authorized a $1.25 billion share repurchase program which commenced in July 2018. As of December 31, 2018, we have repurchased $420 of Holdings' common stock under the $1.25 billion share repurchase program, which we intend to complete in 2019.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of December 31, 2018, we had cash and cash equivalents of $43. Cash equivalents at December 31, 2018 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2018:

ABL facility:
Borrowing capacity, net of letters of credit	$1,264
Outstanding debt, net of debt issuance costs	1,685
Interest rate at December 31, 2018	4.0%
Average month-end principal amount of debt outstanding (1)	1,607
Weighted-average interest rate on average debt outstanding	3.5%
Maximum month-end principal amount of debt outstanding (1)	2,189
Accounts receivable securitization facility:
Borrowing capacity	125
Outstanding debt, net of debt issuance costs	850
Interest rate at December 31, 2018	3.3%
Average month-end principal amount of debt outstanding	796
Weighted-average interest rate on average debt outstanding	2.9%
Maximum month-end principal amount of debt outstanding	870
________________

(1)
The maximum month-end principal amount of debt outstanding under the ABL facility exceeded the average month-end principal amount of debt outstanding during the year ended December 31, 2018 primarily due to the use of borrowings to fund the BakerCorp acquisition discussed in note 4 to the consolidated financial statements.

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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 21, 2019 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1.44 billion and 1.22 billion in 2018 and 2017, respectively.
Loan Covenants and Compliance. As of December 31, 2018, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL facility, the term loan facility and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2018, we (i) generated cash from operating activities of $2.85 billion, (ii) generated cash from the sale of rental and non-rental equipment of $687 and (iii) received cash from debt proceeds, net of payments, of $2.24 billion. We used cash during this period principally to (i) purchase rental and non-rental equipment of $2.29 billion, (ii) purchase other companies for $2.97 billion and (iii) purchase shares of our common stock for $817. During 2017, we (i) generated cash from operating activities of $2.21 billion, (ii) generated cash from the sale of rental and non-rental equipment of $566 and (iii) received cash from debt proceeds, net of payments, of $1.59 billion. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.89 billion, (ii) purchase other companies for $2.38 billion, (iii) purchase shares of our common stock for $56 and (iv) pay financing costs of $44.
Free Cash Flow GAAP Reconciliation
We define “free cash flow” as net cash provided by operating activities less purchases of, and plus proceeds from, equipment, and plus excess tax benefits from share-based payment arrangements. The equipment purchases and proceeds are included in cash flows from investing activities. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$2,853	$2,209	$1,941
Purchases of rental equipment	(2,106)	(1,769)	(1,246)
Purchases of non-rental equipment	(185)	(120)	(93)
Proceeds from sales of rental equipment	664	550	496
Proceeds from sales of non-rental equipment	23	16	14
Insurance proceeds from damaged equipment	22	21	12
Excess tax benefits from share-based payment arrangements (1)	—	—	58
Free cash flow	$1,271	$907	$1,182
________________

(1)
We adopted accounting guidance in 2017 that changed the cash flow presentation of excess tax benefits from share-based payment arrangements. In the table above, the excess tax benefits from share-based payment arrangements for 2018 and 2017 are presented as a component of net cash provided by operating activities, while they are presented as a separate line item for 2016. Because we historically included the excess tax benefits from share-based payment arrangements in the free cash flow calculation, the adoption of this guidance did not change the calculation of free cash flow.

Free cash flow for the year ended December 31, 2018 was $1.27 billion, an increase of $364 as compared to $907 for the year ended December 31, 2017. Free cash flow increased primarily due to increased cash provided by operating activities and increased proceeds from sales of rental equipment, partially offset by increased purchases of rental and non-rental equipment. Net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) increased $223, or 18 percent, year-over-year. Free cash flow for the year ended December 31, 2017 was $907, a decrease of $275 as compared to $1.18 billion for the year ended December 31, 2016. Free cash flow decreased primarily due to increased purchases of rental equipment partially offset by increased cash provided by operating activities.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
Debt and capital leases (1)	$903	$42	$1,733	$19	$1,011	$8,126	$11,834
Interest due on debt (2)	568	553	513	483	461	1,133	3,711
Operating leases (1):
Real estate	148	125	102	71	43	47	536
Equipment	45	39	30	23	17	17	171
Service agreements (3)	18	18	18	—	—	—	54
Purchase obligations (4)	1,875	—	—	—	—	—	1,875
Transition tax on unremitted foreign earnings and profits (5)	—	—	—	—	—	14	14
Total (6)	$3,557	$777	$2,396	$596	$1,532	$9,337	$18,195

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2018.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of December 31, 2018, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2019.

(5)
As discussed further in note 13 to the consolidated financial statements, the Tax Act, which was enacted in December 2017, included a transition tax on unremitted foreign earnings and profits. As of December 31, 2018, we have computed a transition tax amount payable of $62, which we have elected to pay over an eight-year period. The amount that we expect to pay as reflected in the table above represents the total we owe, net of an overpayment of federal taxes, which we are required to apply to the transition tax.

(6)	This information excludes $9 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.
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
Interest Rate Risk. As of December 31, 2018, we had an aggregate of $3.5 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. See note 12 to our consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of December 31, 2018 under these facilities. As of December 31, 2018, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $26 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2018, we had an aggregate of $8.2 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2018 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the year ended December 31, 2018, our foreign subsidiaries accounted for $660, or 8 percent, of our total revenue of $8.047 billion, and $71, or 5 percent, of our total pretax income of $1.476 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 23, 2019 expressed an unqualified opinion thereon.
Basis for Opinion

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Stamford, Connecticut
January 23, 2019

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$43	$352
Accounts receivable, net of allowance for doubtful accounts of $93 at December 31, 2018 and $68 at December 31, 2017	1,545	1,233
Inventory	109	75
Prepaid expenses and other assets	64	112
Total current assets	1,761	1,772
Rental equipment, net	9,600	7,824
Property and equipment, net	614	467
Goodwill	5,058	4,082
Other intangible assets, net	1,084	875
Other long-term assets	16	10
Total assets	$18,133	$15,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$903	$723
Accounts payable	536	409
Accrued expenses and other liabilities	677	536
Total current liabilities	2,116	1,668
Long-term debt	10,844	8,717
Deferred taxes	1,687	1,419
Other long-term liabilities	83	120
Total liabilities	14,730	11,924
Common stock—$0.01 par value, 500,000,000 shares authorized, 112,907,209 and 79,872,956 shares issued and outstanding, respectively, at December 31, 2018 and 112,394,395 and 84,463,662 shares issued and outstanding, respectively, at December 31, 2017	1	1
Additional paid-in capital	2,408	2,356
Retained earnings	4,101	3,005
Treasury stock at cost—33,034,253 and 27,930,733 shares at December 31, 2018 and December 31, 2017, respectively	(2,870)	(2,105)
Accumulated other comprehensive loss	(237)	(151)
Total stockholders’ equity	3,403	3,106
Total liabilities and stockholders’ equity	$18,133	$15,030

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Equipment rentals	$6,940	$5,715	$4,941
Sales of rental equipment	664	550	496
Sales of new equipment	208	178	144
Contractor supplies sales	91	80	79
Service and other revenues	144	118	102
Total revenues	8,047	6,641	5,762
Cost of revenues:
Cost of equipment rentals, excluding depreciation	2,614	2,151	1,862
Depreciation of rental equipment	1,363	1,124	990
Cost of rental equipment sales	386	330	292
Cost of new equipment sales	179	152	119
Cost of contractor supplies sales	60	56	55
Cost of service and other revenues	81	59	41
Total cost of revenues	4,683	3,872	3,359
Gross profit	3,364	2,769	2,403
Selling, general and administrative expenses	1,038	903	719
Merger related costs	36	50	—
Restructuring charge	31	50	14
Non-rental depreciation and amortization	308	259	255
Operating income	1,951	1,507	1,415
Interest expense, net	481	464	511
Other income, net	(6)	(5)	(5)
Income before provision (benefit) for income taxes	1,476	1,048	909
Provision (benefit) for income taxes (note 13)	380	(298)	343
Net income	$1,096	$1,346	$566
Basic earnings per share	$13.26	$15.91	$6.49
Diluted earnings per share	$13.12	$15.73	$6.45

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$1,096	$1,346	$566
Other comprehensive income (loss):
Foreign currency translation adjustments	(84)	67	28
Fixed price diesel swaps	(2)	—	4
Other comprehensive (loss) income (1)	(86)	67	32
Comprehensive income	$1,010	$1,413	$598

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2018, 2017 or 2016. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested (see note 13 to the consolidated financial statements for further discussion addressing this determination). There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2018, 2017 or 2016.
See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Income (Loss)
Balance at January 1, 2016	92	$1	$2,197	$1,088	20	$(1,560)	$(250)
Net income				566
Foreign currency translation adjustments							28
Fixed price diesel swaps							4
Stock compensation expense, net			45
Exercise of common stock options	—		1
Shares repurchased and retired			(11)
Repurchase of common stock	(8)				8	(517)
Excess tax benefits from share-based payment arrangements, net			56
Balance at December 31, 2016	84	$1	$2,288	$1,654	28	$(2,077)	$(218)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income
Balance at December 31, 2016	84	$1	$2,288	$1,654	28	$(2,077)	$(218)
Net income				1,346
Foreign currency translation adjustments							67
Neff acquisition	—		7
Stock compensation expense, net (1)			91
Exercise of common stock options	—		3
Cumulative effect of a change in accounting for share-based payments				5
Shares repurchased and retired			(28)
Repurchase of common stock	—				—	(28)
Other			(5)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)

(1)Includes net stock compensation expense as reported as a separate component in our consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” as reported in our consolidated statements of cash flows.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive Loss (1)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				1,096
Foreign currency translation adjustments							(84)
Fixed price diesel swaps							(2)
Stock compensation expense, net	1		102
Exercise of common stock options	—		2
Shares repurchased and retired			(52)
Repurchase of common stock	(5)				5	$(765)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)

(1)As of December 31, 2018, 2017 and 2016, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash Flows From Operating Activities:
Net income	$1,096	$1,346	$566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,671	1,383	1,245
Amortization of deferred financing costs and original issue discounts	12	9	9
Gain on sales of rental equipment	(278)	(220)	(204)
Gain on sales of non-rental equipment	(6)	(4)	(4)
Gain on insurance proceeds from damaged equipment	(22)	(21)	(12)
Stock compensation expense, net	102	87	45
Merger related costs	36	50	—
Restructuring charge	31	50	14
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	54	101
Excess tax benefits from share-based payment arrangements	—	—	(58)
Increase (decrease) in deferred taxes (note 13)	257	(533)	123
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(115)	(184)	15
(Increase) decrease in inventory	(20)	1	1
Decrease (increase) in prepaid expenses and other assets	75	(20)	77
Increase (decrease) in accounts payable	49	141	(29)
(Decrease) increase in accrued expenses and other liabilities	(35)	70	52
Net cash provided by operating activities	2,853	2,209	1,941
Cash Flows From Investing Activities:
Purchases of rental equipment	(2,106)	(1,769)	(1,246)
Purchases of non-rental equipment	(185)	(120)	(93)
Proceeds from sales of rental equipment	664	550	496
Proceeds from sales of non-rental equipment	23	16	14
Insurance proceeds from damaged equipment	22	21	12
Purchases of other companies, net of cash acquired	(2,966)	(2,377)	(28)
Purchases of investments	(3)	(5)	(2)
Net cash used in investing activities	(4,551)	(3,684)	(847)
Cash Flows From Financing Activities:
Proceeds from debt	12,178	11,801	8,752
Payments of debt	(9,942)	(10,207)	(9,223)
Payments of financing costs	(24)	(44)	(24)
Proceeds from the exercise of common stock options	2	3	1
Common stock repurchased	(817)	(56)	(528)
Excess tax benefits from share-based payment arrangements	—	—	58
Net cash provided by (used in) financing activities	1,397	1,497	(964)
Effect of foreign exchange rates	(8)	18	3
Net (decrease) increase in cash and cash equivalents	(309)	40	133
Cash and cash equivalents at beginning of year	352	312	179
Cash and cash equivalents at end of year	$43	$352	$312
Supplemental disclosure of cash flow information:
Cash paid for interest	$455	$357	$415
Cash paid for income taxes, net	71	205	99
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
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Europe. As discussed in note 4 to the consolidated financial statements, with the recently completed acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network, we entered into select European markets. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity.

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2018 and 2017 consist of direct obligations of financial institutions rated A or better.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See note 3 to our consolidated financial statements for further detail.
Inventory
Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, using either a specific identification, weighted-average or first-in, first-out method.
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 20 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $14, $10 and $18 for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $864, $714 and $629 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Acquisition Accounting
We have made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As discussed below, we regularly review for impairments.
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
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As discussed below (see "New Accounting Pronouncements-Simplifying the Test for Goodwill Impairment"), we are currently assessing whether we will early adopt accounting guidance that eliminates the second step from the goodwill impairment test when it becomes effective (for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019).
In connection with our goodwill impairment test that was conducted as of October 1, 2017, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwi ll impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts by at least 45 percent.
In connection with our goodwill impairment test that was conducted as of October 1, 2018, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Fluid Solutions Europe reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 52 percent. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which added 11 European locations to our branch network. The European locations are in our Fluid Solutions Europe reporting unit. All of the assets in the Fluid Solutions Europe reporting unit were acquired in the BakerCorp acquisition. The estimated fair value of our Fluid Solutions Europe reporting unit exceeded its carrying amount by 7 percent. As all of the assets in the Fluid Solutions Europe reporting unit were recorded at fair value as of the July 2018 acquisition date, we expected the percentage by which the Fluid Solutions Europe reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
Restructuring Charges
Costs associated with exit or disposal activities, including lease termination costs and certain employee severance costs associated with restructuring, branch closings or other activities, are recognized at fair value when they are incurred.
Other Intangible Assets
Other intangible assets consist of non-compete agreements, customer relationships and trade names and associated trademarks. The non-compete agreements are being amortized on a straight-line basis over initial periods of approximately 5 years. The customer relationships are being amortized either using the sum of the years' digits method or on a straight-line basis over initial periods ranging from 5 to 15 years. The trade names and associated trademarks are being amortized using the sum of the years' digits method over initial periods of approximately 5 years. We believe that the amortization methods used reflect the estimated pattern in which the economic benefits will be consumed.
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
Translation of Foreign Currency
Assets and liabilities of our foreign subsidiaries that have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive (loss) income within stockholders’ equity.
Revenue Recognition
As discussed in note 3 to our consolidated financial statements, in 2018, we adopted updated FASB revenue recognition guidance ("Topic 606"). Topic 606 replaced Topic 605, which was the revenue recognition accounting standard in effect for the years ended December 31, 2017 and 2016. For each of the three years in the period ended December 31, 2018, we additionally recognized revenue in accordance with Topic 840, which is the lease accounting standard. The discussion below addresses our primary revenue types based on the accounting standard used to determine the accounting.
Lease revenues (Topic 840)
The accounting for the significant types of revenue that are accounted for under Topic 840 is discussed below. As discussed below (see "New Accounting Pronouncements-Leases"), we will adopt Topic 842, which replaces Topic 840, on January 1, 2019. We have concluded that no significant changes are expected to our revenue accounting upon adoption of Topic 842.
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
Revenues from contracts with customers (Topic 606)
The accounting for the significant types of revenue that are accounted for under Topic 606 is discussed below.
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
See note 3 to our consolidated financial statements for further discussion of our revenue accounting.
Delivery Expense
Equipment rentals include our revenues from fees we charge for equipment delivery. Delivery costs are charged to operations as incurred, and are included in cost of revenues on our consolidated statements of income.
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was immaterial for the years ended December 31, 2018, 2017 and 2016.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $41, $35 and $19 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Tax Cuts and Jobs Act (the "Tax Act"), which was enacted in December 2017, had a substantial impact on our income tax benefit for the year ended December 31, 2017. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent and the year ended December 31, 2018 reflects the decreased tax rate. See note 13 to the consolidated financial statements for further detail.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. The Tax Act requires a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments. As of December 31, 2018, we have computed a transition tax amount payable of $62, of which $14 was included in other long-term liabilities on our consolidated balance sheet (we expect to settle the remaining payable amount by applying an overpayment of federal taxes).
We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Act's one-time transition tax.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited because a large number of geographically diverse customers makes up our customer base (see note 3 to our consolidated financial statements for further detail). We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Stock-Based Compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense over the requisite service period. Determining the fair value of stock option awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period. For performance-based restricted stock units ("RSUs"), compensation expense is recognized if satisfaction of the performance condition is considered probable. We recognize forfeitures of stock-based compensation as they occur. We adopted accounting guidance in 2017 that changed the cash flow presentation of excess tax benefits from share-based payment arrangements. For 2017 and 2018, the excess tax benefits from share-based payment arrangements are presented as a component of net cash provided by operating activities, while they are presented as a separate line item for 2016.

New Accounting Pronouncements
Leases. In March 2016, the FASB issued guidance ("Topic 842") to increase transparency and comparability among organizations by requiring (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (1) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (2) key aspects of the lessor accounting model with revenue recognition guidance. Topic 842 is effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2)

lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. We will adopt this guidance at the adoption date of January 1, 2019, using the transition method that allows us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We do not expect to recognize a material adjustment to retained earnings upon adoption. We are additionally assessing the impact of Topic 842 on our internal controls over financial reporting.
As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenues, which accounted for 86 percent of total revenues for the year ended December 31, 2018, were accounted for under the current lease accounting standard ("Topic 840") through December 31, 2018 and will be accounted for under Topic 842 upon adoption. We have concluded that no significant changes are expected to our revenue accounting upon adoption of Topic 842. See note 3 to the consolidated financial statements for a discussion of our revenue accounting (such discussion addresses our lease revenues).
We determine if an arrangement is a lease at inception. We lease real estate and equipment under operating leases. We lease a significant portion of our branch locations, and also lease other premises used for purposes such as district and regional offices and service centers. Our current capital lease obligations consist primarily of vehicle and building leases. The capital leases addressed in note 14 to the consolidated financial statements are expected to be accounted for as finance leases upon adoption of Topic 842, and we do not expect any significant changes to the accounting for such leases upon adoption. Under Topic 842, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, upon adoption of Topic 842, we will use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease that we are reasonably certain to exercise. Lease expense under Topic 842 will be recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, and we expect to account for the lease and non-lease components as a single lease component under Topic 842.
The adoption of Topic 842 will have a material impact on our consolidated balance sheet due to the recognition of the ROU assets and lease liabilities. The adoption of Topic 842 is not expected to have a material impact on our consolidated income statement (as noted above, although a significant portion of our revenue will be accounted for under Topic 842 upon adoption, no significant changes to our revenue accounting are expected upon adoption) or our consolidated cash flow statement. Because of the transition method we will use to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 will have no impact on our previously reported results. The future minimum lease payments for our operating leases as of December 31, 2018 are discussed in note 14 to the consolidated financial statements. The undiscounted total of such payments was $707. Upon adoption of Topic 842, we expect to recognize operating lease ROU assets and lease liabilities that reflect the present value of these future payments. After the adoption of Topic 842, we will first report the operating lease ROU assets and lease liabilities as of March 31, 2019 based on our lease portfolio as of that date.
The components of our historic lease expense and the future lease payments are discussed in note 14 to the consolidated financial statements. The capital leases addressed in note 14 are expected to be accounted for as finance leases upon adoption of Topic 842, and we do not expect any significant changes to the accounting for such leases upon adoption.
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective or prospective adoption. This guidance does not apply to receivables arising from operating leases. As discussed in note 3 to our consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 79 percent of our total revenues for the year ended December 31, 2018). We are currently assessing whether we will early adopt this guidance, and the impact on our financial statements, while limited to our non-operating lease receivables, is not currently estimable, as it will depend on market conditions and our forecast expectations upon, and following, adoption.
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
Derivatives and Hedging. In August 2017, the FASB issued guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance is additionally intended to simplify hedge accounting, and no longer requires separate measurement and reporting of hedge ineffectiveness. For cash flow and net investment hedges existing at the date of adoption, entities must apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, and we expect to adopt this guidance when effective. Given our currently limited use of derivative instruments, the guidance is not expected to have a significant impact on our financial statements.
Guidance Adopted in 2018
Revenue from Contracts with Customers. See note 3 to our consolidated financial statements for a discussion of our revenue recognition accounting following our adoption in 2018 of FASB guidance addressing the principles for recognizing revenue.
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

3.    Revenue Recognition

Adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”
In May 2014, and in subsequent updates, the FASB issued guidance ("Topic 606") to clarify the principles for recognizing revenue. Topic 606 replaced Topic 605, which was the revenue recognition standard in effect through December 31, 2017. Topic 606 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not result in any significant changes to our historic revenue accounting under Topic 605. Results for 2018 are presented under Topic 606, while results for 2017 and 2016 continue to reflect our historic accounting under Topic 605. No cumulative change to retained earnings was required upon adoption of Topic 606.
We applied the Topic 606 practical expedient that allows entities to not restate contracts that begin and are completed within the same annual reporting period. No other practical expedients associated with the adoption of Topic 606 were applied.
As discussed below, following the adoption of Topic 606, we recognized revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840 (which addresses lease accounting. As discussed below, we will adopt an update to this standard on January 1, 2019). Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.
As reflected below, most of our revenue is accounted for under Topic 840. Our contracts with customers generally do not include multiple performance obligations.

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended December 31,
		2018			2017			2016
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total	Topic 840	Topic 605	Total
Revenues:
Owned equipment rentals	$5,946	$—	$5,946	$4,928	$—	$4,928	$4,273	$—	$4,273
Re-rent revenue	138	—	138	106	—	106	93	—	93
Ancillary and other rental revenues:
Delivery and pick-up	—	477	477	—	389	389	—	340	340
Other	287	92	379	228	64	292	186	49	235
Total ancillary and other rental revenues	287	569	856	228	453	681	186	389	575
Total equipment rentals	6,371	569	6,940	5,262	453	5,715	4,552	389	4,941
Sales of rental equipment	—	664	664	—	550	550	—	496	496
Sales of new equipment	—	208	208	—	178	178	—	144	144
Contractor supplies sales	—	91	91	—	80	80	—	79	79
Service and other revenues	—	144	144	—	118	118	—	102	102
Total revenues	$6,371	$1,676	$8,047	$5,262	$1,379	$6,641	$4,552	$1,210	$5,762

Revenues by reportable segment and geographical market are presented in note 5 of the consolidated financial statements using the revenue captions reflected in our consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the year ended December 31, 2018, 81 percent and 92 percent of total revenues, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in note 5, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 840)
The accounting for the types of revenue that are accounted for under Topic 840 is discussed below. As discussed in note 2 to the consolidated financial statements, we will adopt Topic 842, which will replace Topic 840, on January 1, 2019. We have concluded that no significant changes are expected to our revenue accounting upon adoption of Topic 842.
Owned equipment rentals represent our most significant revenue type (they accounted for 74 percent of total revenues for the year ended December 31, 2018) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
Owned equipment rentals: Owned equipment rentals represent revenues from renting equipment that we own. We do not generally provide an option for the lessee to purchase the rented equipment at the end of the lease, and do not generate material revenue from sales of equipment under such options.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 840 and Topic 606/605) of $56 and $46 as of December 31, 2018 and 2017, respectively.
As noted above, we are unsure of when the customer will return rented equipment. As such, we do not know how much the customer will owe us upon return of the equipment and cannot provide a maturity analysis of future lease payments. Our equipment is generally rented for short periods of time (significantly less than a year). Lessees do not provide residual value guarantees on rented equipment.
We expect to derive significant future benefits from our equipment following the end of the rental term. Our rentals are generally short-term in nature, and our equipment is typically rented for the majority of the time that we own it. We manage our rental fleet utilizing a life-cycle approach that focuses on satisfying customer demand and optimizing utilization levels. We use this approach to manage residual value risk upon disposition of our rental equipment. As part of this life-cycle approach, we closely monitor repair and maintenance expense and can anticipate, based on our extensive experience with a large and diverse fleet, the optimum time to dispose of an asset. We generally expect to recognize significant future equipment rental revenue from our equipment following the end of the rental term. Additionally, we recognize revenue from sales of rental equipment when we dispose of the equipment.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 840 (such revenue represented 79 percent of our total revenues for the year ended December 31, 2018). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 840, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 (Topic 605 for 2017 and 2016) and Topic 840.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2018, 2017, and 2016. Our customer with the largest receivable balance represented approximately one percent of total receivables at December 31, 2018 and 2017. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowances for doubtful accounts reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the years ended December 31, 2018, 2017 and 2016, we recognized expenses of $45, $40 and $24, respectively, primarily within selling, general and administrative expenses in our consolidated statements of income, associated with our allowances for doubtful accounts.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the year ended December 31, 2018 that was included in the contract liability balance as of the beginning of such period.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the year ended December 31, 2018 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018.

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
Revenue is recognized net of taxes collected from customers, which are subsequently remitted to governmental authorities.

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

•	Our revenues do not include material amounts of variable consideration, or result in significant obligations associated with returns, refunds or warranties; and

•
Most of our revenue is recognized as of a point-in-time and the timing of the satisfaction of the applicable performance obligations is readily determinable. As noted above, our Topic 606 revenue is generally recognized at the time of delivery to, or pick-up by, the customer.

We monitor and review our estimated standalone selling prices on a regular basis.

4.    Acquisitions
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
The years ended December 31, 2018 and 2017 include NES acquisition-related costs which are included in “Merger related costs” in our consolidated statements of income. The merger related costs are comprised of financial and legal advisory fees. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired NES locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of NES since the acquisition date. The impact of the NES acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 18.8 percent for the year ended December 31, 2018 (such increase also includes the impact of the acquisitions of Neff Corporation ("Neff"), BakerCorp and Vander Holding Corporation and its subsidiaries (“BlueLine”) discussed below).
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
The years ended December 31, 2018 and 2017 include Neff acquisition-related costs which are included in “Merger related costs” in our consolidated statements of income. The merger related costs are primarily comprised of financial and legal advisory fees, and also include a termination fee we paid associated with a merger agreement Neff entered into with a prior bidder. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs and the original issue premiums associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired Neff locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of Neff since the acquisition date. The impact of the Neff acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 18.8 percent for the year ended December 31, 2018 (such increase also includes the impact of the acquisition of NES discussed above and the acquisitions of BakerCorp and BlueLine discussed below).
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
The aggregate consideration paid was approximately $720. The acquisition and related fees and expenses were funded through drawings on our ABL facility.

The following table summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$74
Inventory	5
Rental equipment	268
Property and equipment	25
Intangibles (2)	171
Other assets	4
Total identifiable assets acquired	547
Current liabilities	(61)
Deferred taxes	(13)
Total liabilities assumed	(74)
Net identifiable assets acquired	473
Goodwill (3)	247
Net assets acquired	$720
(1) The fair value of accounts receivables acquired was $74, and the gross contractual amount was $80. We estimated that $6 would be uncollectible.
(2) The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$166	8
Trade names and associated trademarks	5	5
Total	$171

(3) All of the goodwill was assigned to our trench, power and fluid solutions segment. The level of goodwill that resulted from the acquisition is primarily reflective of BakerCorp's going-concern value, the value of BakerCorp's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that are not associated with the identifiable assets. $6 of goodwill is expected to be deductible for income tax purposes.
The year ended December 31, 2018 includes BakerCorp acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. The merger related costs are comprised of financial and legal advisory fees.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BakerCorp locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BakerCorp since the acquisition date. The impact of the BakerCorp acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 18.8 percent for the year ended December 31, 2018 (such increase also includes the impact of the acquisition of NES and Neff discussed above and the acquisition of BlueLine discussed below).
BlueLine Acquisition
In October 2018, we completed the acquisition of BlueLine. BlueLine was one of the ten largest equipment rental companies in North America and served customers in the construction and industrial sectors with a focus on mid-sized and local accounts. BlueLine had 114 locations and over 1,700 employees based in 25 U.S. states, Canada and Puerto Rico. BlueLine had annual revenues of approximately $786. The acquisition is expected to:
•Expand our equipment rental capacity in many of the largest metropolitan areas in North America, including both U.S. coasts, the Gulf South and Ontario;
•Provide a well-diversified customer base with a balanced mix of commercial construction and industrial accounts;
•Add more mid-sized and local accounts to our customer base; and
•Provide a significant opportunity to increase revenue and enhance customer service by cross-selling to our broader customer base.
The aggregate consideration paid was approximately $2.068 billion. The acquisition and related fees and expenses were funded through borrowings under a new $1 billion senior secured term loan credit facility (the “term loan facility”) and the issuance of $1.1 billion principal amount of 6 1/2 percent Senior Notes due 2026.
The following table summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$117
Inventory	8
Rental equipment	1,081
Property and equipment	72
Intangibles (customer relationships) (2)	230
Other assets	39
Total identifiable assets acquired	1,547
Short-term debt and current maturities of long-term debt (3)	(12)
Current liabilities	(124)
Deferred taxes	(4)
Long-term debt (3)	(25)
Other long-term liabilities	(4)
Total liabilities assumed	(169)
Net identifiable assets acquired	1,378
Goodwill (4)	690
Net assets acquired	$2,068
(1) The fair value of accounts receivables acquired was $117, and the gross contractual amount was $125. We estimated that $8 would be uncollectible.
(2) The customer relationships are being amortized over a 5 year life.
(3) The acquired debt reflects capital lease obligations.
(4) All of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of BlueLine's going-concern value, the value of BlueLine's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that are not associated with the identifiable assets. $17 of goodwill is expected to be deductible for income tax purposes.
The year ended December 31, 2018 includes BlueLine acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. The merger related costs are comprised of financial and legal advisory fees. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BlueLine locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BlueLine since the acquisition date. The impact of the BlueLine acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 18.8 percent for the year ended December 31, 2018 (such increase also includes the impact of the acquisitions of NES, Neff and BakerCorp discussed above).
Pro forma financial information
The pro forma information below gives effect to the NES, Neff, BakerCorp and BlueLine acquisitions as if they had been completed on January 1, 2017 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information includes adjustments to record the assets and liabilities of NES, Neff, BakerCorp and BlueLine at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The acquisition measurement periods for NES and Neff have ended and the values assigned to the NES and Neff assets acquired and liabilities assumed are final. The opening balance sheet values assigned to the BakerCorp and BlueLine assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement periods. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. The table below presents unaudited pro forma consolidated income statement information as if NES, Neff, BakerCorp and BlueLine had been included in our consolidated results for the entire periods reflected. NES and Neff are excluded from the 2018 presentation because they were included in our results for the entire year ended December 31, 2018.

	Year Ended				Year Ended
	December 31, 2018				December 31, 2017
	United Rentals	BakerCorp	BlueLine	Total	United Rentals	NES	Neff	BakerCorp	BlueLine	Total
Historic/pro forma revenues	$8,047	$184	$665	$8,896	$6,641	$81	$312	$276	$727	$8,037
Historic/combined pretax income (loss)	1,476	(84)	(169)	1,223	1,048	(12)	38	(69)	(132)	873
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		(8)	(60)	(68)		(9)	(8)	(13)	(72)	(102)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		—	(19)	(19)		(1)	(1)	—	(25)	(27)
Intangible asset amortization (3)		(18)	(49)	(67)		(6)	(21)	(41)	(77)	(145)
Goodwill impairment (4)		—	—	—		—	—	32	—	32
Interest expense (5)		(14)	(92)	(106)		(9)	(51)	(19)	(103)	(182)
Elimination of historic interest (6)		30	106	136		12	34	41	154	241
Elimination of merger related costs (7)		67	166	233		17	33	—	—	50
Restructuring charges (8)		9	13	22		(3)	(6)	(9)	(13)	(31)
Pro forma pretax income				$1,354						$709
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups, and the changes in useful lives and salvage values, of the equipment acquired in the NES, Neff, BakerCorp and BlueLine acquisitions.
(2) Cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the NES, Neff and BlueLine acquisitions. BakerCorp did not historically recognize a material amount of rental equipment sales, and accordingly no adjustment was required for BakerCorp.
(3) The intangible assets acquired in the NES, Neff, BakerCorp and BlueLine acquisitions were amortized.
(4) The goodwill impairment charge that BakerCorp recognized during the year ended December 31, 2017 was eliminated. If the acquisition had occurred as of the pro forma acquisition date, this impairment charge would not have been recognized (instead, we would have tested for goodwill impairment based on the post-acquisition reporting unit structure).
(5) As discussed above, we issued debt to partially fund the NES, Neff, BakerCorp and BlueLine acquisitions. Interest expense was adjusted to reflect these changes in our debt portfolio.
(6) Historic interest, including losses on repurchase/redemption of debt securities, on debt that is not part of the combined entity was eliminated.
(7) Merger related costs primarily comprised of financial and legal advisory fees associated with the NES, Neff, BakerCorp and BlueLine were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The merger related costs also include a termination fee we paid associated with a merger agreement Neff entered into with a prior bidder. The adjustment for BakerCorp for the year ended December 31, 2018 includes $57 of merger related costs recognized by BakerCorp prior to the acquisition. The adjustment for BlueLine for the year ended December 31, 2018 includes $142 of merger related costs recognized by BlueLine prior to the acquisition.

(8) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisitions over a period of approximately one year following the acquisition dates, which, for the pro forma presentation, was January 1, 2017. The adjustments above reflect the timing of the actual restructuring charges following the acquisitions (the pro forma restructuring charges above for the year ended December 31, 2017 reflect the actual restructuring charges recognized during year following the acquisitions). The restructuring charges reflected in our consolidated statements of income also include non acquisition-related restructuring charges, as discussed in note 6 to the consolidated financial statements. We do not expect to recognize significant additional restructuring charges associated with the NES and Neff acquisitions. We expect to recognize additional restructuring charges associated with the BakerCorp and BlueLine acquisition, however the total costs expected to be incurred are not currently estimable, as we are still identifying the actions that will be undertaken.

5.    Segment Information
Our two reportable segments are i) general rentals and ii) trench, power and fluid solutions. The general rentals segment includes the rental of i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, ii) aerial work platforms, such as boom lifts and scissor lifts and iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada. We periodically review the size and geographic scope of our regions, and have occasionally reorganized the regions to create a more balanced and effective structure.
The trench, power and fluid solutions segment includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment and iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment. The trench, power and fluid solutions segment is comprised of the following regions, each of which primarily rents the corresponding equipment type described above: i) the Trench Safety region, ii) the Power and HVAC region, iii) the Fluid Solutions region and iv) the Fluid Solutions Europe region. The trench, power and fluid solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada and Europe.
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Primarily rented by our general rentals segment:
General construction and industrial equipment	44%	43%	43%
Aerial work platforms	28%	32%	32%
General tools and light equipment	8%	7%	8%
Primarily rented by our trench, power and fluid solutions segment:
Power and HVAC equipment	8%	7%	7%
Trench safety equipment	6%	6%	6%
Fluid solutions equipment	6%	5%	4%

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
The following table sets forth financial information by segment as of and for the years ended December 31, 2018, 2017 and 2016:

	General rentals	Trench, power and fluid solutions	Total
2018
Equipment rentals	$5,550	$1,390	$6,940
Sales of rental equipment	619	45	664
Sales of new equipment	186	22	208
Contractor supplies sales	68	23	91
Service and other revenues	127	17	144
Total revenue	6,550	1,497	8,047
Depreciation and amortization expense	1,410	261	1,671
Equipment rentals gross profit	2,293	670	2,963
Capital expenditures	1,980	311	2,291
Total assets	$15,597	$2,536	$18,133
2017
Equipment rentals	$4,727	$988	$5,715
Sales of rental equipment	509	41	550
Sales of new equipment	159	19	178
Contractor supplies sales	65	15	80
Service and other revenues	105	13	118
Total revenue	5,565	1,076	6,641
Depreciation and amortization expense	1,188	195	1,383
Equipment rentals gross profit	1,950	490	2,440
Capital expenditures	1,675	214	1,889
Total assets	$13,351	$1,679	$15,030
2016
Equipment rentals	$4,166	$775	$4,941
Sales of rental equipment	459	37	496
Sales of new equipment	128	16	144
Contractor supplies sales	64	15	79
Service and other revenues	91	11	102
Total revenue	4,908	854	5,762
Depreciation and amortization expense	1,066	179	1,245
Equipment rentals gross profit	1,725	364	2,089
Capital expenditures	1,189	150	1,339
Total assets	$10,496	$1,492	$11,988

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision (benefit) for income taxes:

	Year Ended December 31,
	2018	2017	2016
Total equipment rentals gross profit	$2,963	$2,440	$2,089
Gross profit from other lines of business	401	329	314
Selling, general and administrative expenses	(1,038)	(903)	(719)
Merger related costs	(36)	(50)	—
Restructuring charge	(31)	(50)	(14)
Non-rental depreciation and amortization	(308)	(259)	(255)
Interest expense, net	(481)	(464)	(511)
Other income, net	6	5	5
Income before provision (benefit) for income taxes	$1,476	$1,048	$909

We operate in the United States, Canada and Europe. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Our presence in Europe is limited, and the foreign information in the table below primarily reflects Canada. The following table presents geographic area information for the years ended December 31, 2018, 2017 and 2016, except for balance sheet information, which is presented as of December 31, 2018 and 2017:

	Domestic	Foreign	Total
2018
Equipment rentals	$6,388	$552	$6,940
Sales of rental equipment	609	55	664
Sales of new equipment	184	24	208
Contractor supplies sales	80	11	91
Service and other revenues	126	18	144
Total revenue	7,387	660	8,047
Rental equipment, net	8,910	690	9,600
Property and equipment, net	559	55	614
Goodwill and other intangibles, net	$5,665	$477	$6,142
2017
Equipment rentals	$5,253	$462	$5,715
Sales of rental equipment	494	56	550
Sales of new equipment	157	21	178
Contractor supplies sales	70	10	80
Service and other revenues	102	16	118
Total revenue	6,076	565	6,641
Rental equipment, net	7,264	560	7,824
Property and equipment, net	425	42	467
Goodwill and other intangibles, net	$4,642	$315	$4,957
2016
Equipment rentals	$4,524	$417	$4,941
Sales of rental equipment	444	52	496
Sales of new equipment	129	15	144
Contractor supplies sales	68	11	79
Service and other revenues	87	15	102
Total revenue	$5,252	$510	$5,762

6.    Restructuring Charges

Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed three programs and have incurred total restructuring charges of $315.
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
The table below provides certain information concerning our restructuring charges under the closed restructuring programs:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2016:
Branch closure charges	$13	$10	$(7)	$16
Severance costs	3	4	(6)	1
Total	$16	$14	$(13)	$17
Year ended December 31, 2017:
Branch closure charges	$16	$2	$(5)	$13
Severance costs	1	—	(1)	—
Total	$17	$2	$(6)	$13
Year ended December 31, 2018:
Branch closure charges	$13	$1	$(6)	$8
Severance costs	—	—	—	—
Total	$13	$1	$(6)	$8

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
 As of December 31, 2018, we have incurred total restructuring charges under the closed restructuring programs of $237, comprised of $163 of branch closure charges and $74 of severance costs.
NES/Neff/Project XL Restructuring Program
In the second quarter of 2017, we initiated a restructuring program following the closing of the NES acquisition discussed in note 4 to the consolidated financial statements. The restructuring program also includes actions undertaken associated with Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business, and the Neff acquisition that is discussed in note 4 to the consolidated financial statements. We completed this restructuring program in 2018.

The table below provides certain information concerning our restructuring charges under the NES/Neff/Project XL restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2017:
Branch closure charges	$—	$9	$(1)	$8
Severance costs	—	39	(27)	12
Total	$—	$48	$(28)	$20
Year ended December 31, 2018:
Branch closure charges	$8	$—	$(4)	$4
Severance and other	12	8	(13)	7
Total	$20	$8	$(17)	$11

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
As of December 31, 2018, we have incurred total restructuring charges under the NES/Neff/Project XL restructuring program of $56, comprised of $9 of branch closure charges and $47 of severance and other costs.
BakerCorp/BlueLine Restructuring Program
In the third quarter of 2018, we initiated a restructuring program following the closing of the BakerCorp acquisition discussed in note 4 to the consolidated financial statements. The restructuring program also includes actions undertaken associated with the BlueLine acquisition discussed in note 4 to the consolidated financial statements. We expect to complete the restructuring program in 2019. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken.
The table below provides certain information concerning our restructuring charges under the BakerCorp/BlueLine restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2018:
Branch closure charges	$—	$4	$(1)	$3
Severance and other	—	18	(9)	9
Total	$—	$22	$(10)	$12
________________

(1)
Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments. The above charges reflect the cumulative restructuring charges recognized associated with the BakerCorp/BlueLine restructuring program.

7.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2018	2017
Rental equipment	$13,962	$11,571
Less accumulated depreciation	(4,362)	(3,747)
Rental equipment, net	$9,600	$7,824

For additional detail on the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively, which accounted for a significant portion of the 2018 increase in rental equipment, see note 4 to our consolidated financial statements.

8.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2018	2017
Land	$103	$102
Buildings	277	238
Non-rental vehicles	200	112
Machinery and equipment	135	103
Furniture and fixtures	240	204
Leasehold improvements	272	245
	1,227	1,004
Less accumulated depreciation and amortization	(613)	(537)
Property and equipment, net	$614	$467

9.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2018:

	General rentals	Trench, power and fluid solutions	Total
Balance at January 1, 2016 (1)	$2,786	$457	$3,243
Goodwill related to acquisitions (2)	5	4	9
Foreign currency translation and other adjustments	6	2	8
Balance at December 31, 2016 (1)	2,797	463	3,260
Goodwill related to acquisitions (2) (3)	797	8	805
Foreign currency translation and other adjustments	13	4	17
Balance at December 31, 2017 (1)	3,607	475	4,082
Goodwill related to acquisitions (2) (3)	752	247	999
Foreign currency translation and other adjustments	(17)	(6)	(23)
Balance at December 31, 2018 (1)	$4,342	$716	$5,058

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

(3)
For additional detail on the acquisitions of NES, Neff, BakerCorp and BlueLine in April 2017, October 2017, July 2018 and October 2018, respectively, which accounted for most of the 2017 and 2018 goodwill related to acquisitions, see note 4 to our consolidated financial statements.

Other intangible assets were comprised of the following at December 31, 2018 and 2017:

	December 31, 2018
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	31 months	$24	$16	$8
Customer relationships	7 years	$2,148	$1,076	$1,072
Trade names and associated trademarks	5 years	$5	$1	$4

	December 31, 2017
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	31 months	$71	$62	$9
Customer relationships	9 years	$1,750	$884	$866

Our other intangibles assets, net at December 31, 2018 include the following assets associated with the acquisitions of BakerCorp and BlueLine discussed in note 4 to our consolidated financial statements. No residual value has been assigned to these assets which are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	December 31, 2018
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
BakerCorp:
Customer relationships	7 years	$149
Trade names and associated trademarks	5 years	$4
BlueLine:
Customer relationships	5 years	$217

Amortization expense for other intangible assets was $213, $173 and $174 for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2019	$268
2020	232
2021	190
2022	149
2023	106
Thereafter	139
Total	$1,084

10.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2018	2017
Self-insurance accruals	$46	$42
Accrued compensation and benefit costs	127	128
Property and income taxes payable	103	25
Restructuring reserves (1)	31	33
Interest payable	147	131
Deferred revenue (2)	56	46
National accounts accrual	69	50
Other (3)	98	81
Accrued expenses and other liabilities	$677	$536
_________________

(1)	Primarily relates to branch closure charges and severance costs. See note 6 for additional detail.

(2)	Reflects amounts billed to customers in excess of recognizable revenue. See note 3 for additional detail.

(3)	Other includes multiple items, none of which are individually significant.

Other long-term liabilities consist of the following:

	December 31,
	2018	2017
Self-insurance accruals	$60	$58
Income taxes payable	14	52
Accrued compensation and benefit costs	9	10
Other long-term liabilities	$83	$120

11.    Fair Value Measurements
As of December 31, 2018 and 2017, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and capital leases approximated their book values as of December 31, 2018 and 2017. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of December 31, 2018 and 2017 have been calculated based upon available market information, and were as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior and senior subordinated notes	$8,102	$7,632	$7,008	$7,340

12.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	December 31,
	2018	2017
Accounts receivable securitization facility expiring 2019 (1)	$850	$695
$3.0 billion ABL facility expiring 2021 (1)	1,685	1,670
Term loan facility expiring 2025 (1) (2)	988	—
4 5/8 percent Senior Secured Notes due 2023	994	992
5 3/4 percent Senior Notes due 2024	842	841
5 1/2 percent Senior Notes due 2025	794	793
4 5/8 percent Senior Notes due 2025	741	740
5 7/8 percent Senior Notes due 2026	999	998
6 1/2 percent Senior Notes due 2026 (2)	1,087	—
5 1/2 percent Senior Notes due 2027	991	990
4 7/8 percent Senior Notes due 2028 (3)	1,650	1,648
4 7/8 percent Senior Notes due 2028 (3)	4	6
Capital leases	122	67
Total debt	11,747	9,440
Less short-term portion	(903)	(723)
Total long-term debt	$10,844	$8,717

(1)    The table below presents financial information associated with our variable rate indebtedness as of and for the year ended December 31, 2018. We have borrowed the full available amount under the term loan facility. The principal obligations under the term loan facility are required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$1,264	$125	$—
Letters of credit	45
Interest rate at December 31, 2018	4.0%	3.3%	4.3%
Average month-end debt outstanding	1,607	796	999
Weighted-average interest rate on average debt outstanding	3.5%	2.9%	4.1%
Maximum month-end debt outstanding	2,189	870	1,000

(2)
In 2018, URNA i) entered into a $1 billion senior secured term loan facility and ii) issued $1.1 billion principal amount of 6 1/2 percent Senior Notes due 2026. As discussed in note 4 to the consolidated financial statements, the proceeds from the 6 1/2 percent Senior Notes and borrowings under the term loan facility were used to finance the acquisition of BlueLine in October 2018. See below for additional detail on the issued debt.

(3)
URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

Short-term debt
As of December 31, 2018, our short-term debt primarily reflects $850 of borrowings under our accounts receivable securitization facility. See the table above for financial information associated with the accounts receivable securitization facility.
Accounts receivable securitization facility. In 2018, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date. The amended facility expires on June 29, 2019, has a facility size of $975, and may be extended on a 364-day basis by mutual agreement of the Company and the lenders under the facility. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2018, there were $1.158 billion of receivables, net of applicable reserves, in the collateral pool;

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

ABL facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended. The size of the ABL facility was $3.0 billion as of December 31, 2018. See the table above for financial information associated with the ABL facility.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2021. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers' Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial maintenance covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2018, availability under the ABL facility has exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
Term loan facility. In October 2018, Holdings, URNA, and certain of our subsidiaries entered into a $1 billion senior secured term loan facility. See the table above for financial information associated with the term loan facility. The term loan facility is guaranteed by Holdings and the same domestic subsidiaries that guarantee the U.S. dollar borrowings under the ABL facility. In addition, the obligations under the term loan facility are secured by first priority security interests in the same collateral that secures the U.S. dollar borrowings under the ABL facility, on a pari passu basis with the ABL facility.
The principal obligations under the term loan facility are to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the term loan facility. The term loan facility matures on October 31, 2025. Amounts drawn under the term loan facility bear annual interest, at URNA’s option, at either the London interbank offered rate plus a margin of 1.75 percent or at an alternative base rate plus a margin of 0.75 percent.
The term loan facility contains customary negative covenants applicable to URNA and its subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness; (ii) incur additional liens; (iii) make dividends and other restricted payments; and (iv) engage in mergers, acquisitions and dispositions. The term loan facility does not include any financial covenants. Under the term loan facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to, among other things, terminate the term loan facility and require us to repay outstanding loans.

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
5 7/8 percent Senior Notes due 2026. In May 2016, URNA issued $750 aggregate principal amount of 5 7/8 percent Senior Notes (the “5 7/8 percent Notes”) which are due September 15, 2026. In February 2017, URNA issued $250 aggregate principal amount of 5 7/8 percent Notes as an add-on to the existing 5 7/8 percent Notes, after which the aggregate principal amount of outstanding 5 7/8 percent Notes was $1.0 billion. The notes issued in February 2017 have identical terms, and are fungible, with the existing 5 7/8 percent Notes. The net proceeds from the issuances were approximately $999 (including the original issue premium and after deducting offering expenses). The 5 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 7/8 percent Notes may be redeemed on or after September 15, 2021, at specified redemption prices that range from 102.938 percent in 2021, to 100 percent in 2024 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 5 7/8 percent Notes includes the $10 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2026. The effective interest rate on the 5 7/8 percent Notes is 5.7 percent.
6 1/2 percent Senior Notes due 2026. In October 2018, URNA issued $1.1 billion aggregate principal amount of 6 1/2 percent Senior Notes (the “6 1/2 percent Notes”) which are due December 15, 2026. The net proceeds from the issuance were approximately $1.089 billion (after deducting offering expenses). The 6 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 6 1/2 percent Notes may be redeemed on or after December 15, 2021, at specified redemption prices that range from 103.250 percent in 2021, to 100 percent in 2024 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the 6 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the 6 1/2 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 6 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
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
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. As of December 31, 2018, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $4 for the Subsequent 4 7/8 percent Notes. The carrying value of the Initial 4 7/8 percent Notes includes $2 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Initial 4 7/8 percent Notes is 4.86 percent.

Loan Covenants and Compliance
As of December 31, 2018, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2018, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2018 are as follows:

2019	$903
2020	42
2021	1,733
2022	19
2023	1,011
Thereafter	8,126
Total	$11,834

13.    Income Taxes
The Tax Act was enacted in December 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign earnings. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Tax Act. During the year ended December 31, 2017, we recognized the reasonably estimated (i) effects on our existing deferred tax balances and (ii) one-time transition tax. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Tax Act. The following table presents the impact of the accounting for the enactment of the Tax Act on our provision (benefit) for income taxes for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Revaluation of deferred tax balances (1)	$1	$(746)
One-time transition tax (2)	5	57
Total provision (benefit) for income taxes impact	$6	$(689)
_________________

(1)	Reflects the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent.

(2)	Reflects a one-time transition tax on our unremitted foreign earnings and profits. See below for further discussion addressing our unremitted foreign earnings and profits.
The substantial 2017 impact of the enactment of the Tax Act discussed above is reflected in the tables below. The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2018 are as follows:

	Year ended December 31,
	2018	2017	2016
Current
Federal	$47	$190	$186
Foreign	18	15	10
State and local	58	30	24
	123	235	220
Deferred
Federal	243	(580)	119
Foreign	3	(2)	(1)
State and local	11	49	5
	257	(533)	123
Total	$380	$(298)	$343

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rates (21 percent for the year ended December 31, 2018 and 35 percent for the years ended December 31, 2017 and 2016) to the income before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2018 is as follows:

	Year ended December 31,
	2018	2017	2016
Computed tax at statutory tax rate	$310	$367	$318
State income taxes, net of federal tax benefit	54	34	21
Non-deductible expenses and other	6	(3)	9
Enactment of the Tax Act	6	(689)	—
Foreign taxes	4	(7)	(5)
Total	$380	$(298)	$343

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2018	December 31, 2017
Reserves and allowances	$126	$87
Debt cancellation and other	11	13
Net operating loss and credit carryforwards	435	192
Total deferred tax assets	572	292
Property and equipment	(1,976)	(1,498)
Intangibles	(237)	(174)
Valuation allowance	(46)	(39)
Total deferred tax liability	(2,259)	(1,711)
Total deferred income tax liability	$(1,687)	$(1,419)

We file income tax returns in the U.S., Canada and Europe. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2010.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $71, $48 and $29 for the years ended December 31, 2018, 2017 and 2016, respectively.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. The Tax Act requires a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments (as reflected above, as of December 31, 2018, we have computed a transition tax amount payable of $62). If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Act's one-time transition tax. At December 31, 2018, unremitted earnings of foreign subsidiaries of $651 have been included in our computation of the Tax Act transition tax.
We have net operating loss carryforwards (“NOLs”) of $1.468 billion for federal income tax purposes that expire from 2022 through 2038, $29 for foreign income tax purposes that expire from 2024 through 2037 and $1.180 billion for state income tax purposes that expire from 2018 through 2038. We have recorded valuation allowances against these deferred assets of $46 and $39 as of December 31, 2018 and 2017, respectively. The valuation allowance balances as of December 31, 2018 and 2017 include full valuation allowances associated with foreign tax credits of $32 and $26, respectively. In 2018, the Company utilized $386 of existing NOLs to offset federal and state tax liabilities.

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
Operating Leases
We lease real estate and equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2018:

	Real Estate Leases	Equipment Leases
2019	$148	$45
2020	125	39
2021	102	30
2022	71	23
2023	43	17
Thereafter	47	17
Total	$536	$171

Our equipment leases are primarily comprised of service and delivery vehicles. Our real estate leases provide for varying terms, including customary escalation clauses. Our leases generally include default provisions that are customary, and do not contain material adverse change clauses, cross-default provisions or subjective default provisions. In these leases, the occurrence of an event of default is objectively determinable based on predefined criteria. Based on the facts and circumstances that existed at lease inception and with consideration of our history as a lessee, we believe that it is reasonable to assume that an event of default will not occur.
As discussed in note 2 to the consolidated financial statements (see "New Accounting Pronouncements-Leases"), we will adopt a new lease accounting standard on January 1, 2019. Upon adoption of the new standard, our operating leases will result in lease assets and lease liabilities being recognized on the balance sheet.

Rent expense under all non-cancelable operating leases totaled $179, $160 and $149 for the years ended December 31, 2018, 2017 and 2016, respectively.
Capital Leases
Capital lease obligations consist primarily of vehicle, building and equipment leases with periods expiring at various dates through 2028. Capital lease obligations were $122 and $67 at December 31, 2018 and 2017, respectively. The following table presents capital lease financial statement information for the years ended December 31, 2018, 2017 and 2016, except for balance sheet information, which is presented as of December 31, 2018 and 2017:

	2018	2017	2016
Depreciation of rental equipment	$22	$21	$20
Non-rental depreciation and amortization	1	2	3
Rental equipment	257	203
Less accumulated depreciation	(86)	(80)
Rental equipment, net	171	123
Property and equipment, net:
Non-rental vehicles	6	2
Buildings	16	21
Less accumulated depreciation and amortization	(12)	(14)
Property and equipment, net	$10	$9

Future minimum lease payments for capital leases for each of the next five years and thereafter at December 31, 2018 are as follows:

2019	$47
2020	34
2021	33
2022	9
2023	2
Thereafter	6
Total	131
Less amount representing interest (1)	(9)
Capital lease obligations	$122

(1)	The weighted average interest rate on our capital lease obligations as of December 31, 2018 was approximately 4.7 percent.
As noted above, we will adopt a new lease accounting standard on January 1, 2019. Upon adoption of the new standard, the capital leases above are expected to be accounted for as finance leases. We do not expect any significant changes to the accounting upon this change in classification.
Employee Benefit Plans
We currently sponsor three defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan and a registered retirement savings plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $31, $26 and $23 in the years ended December 31, 2018, 2017 and 2016, respectively.
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

15.    Common Stock

We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2018 and 2017, there were 0.5 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans.
As of December 31, 2018, there were an aggregate of 1.0 million outstanding time and performance-based RSUs and 2.0 million shares available for grants of stock and options under our 2010 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2017	549	26.80
Granted	—	—
Exercised	(85)	23.26
Canceled	(1)	19.67
Outstanding at December 31, 2018	463	27.47
Exercisable at December 31, 2018	433	$25.38

The following table presents information associated with stock options as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Intrinsic value of options outstanding as of December 31	$35	$80
Intrinsic value of options exercisable as of December 31	33	72
Intrinsic value of options exercised	13	6	4
Weighted-average grant date fair value per option	$—	$84.60	$—

In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various equity incentive plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions during the applicable performance periods (currently the calendar year). There were 428 thousand shares of common stock issued upon vesting of RSUs during 2018, net of 280 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2018	2017	2016
RSUs granted	566	809	901
Weighted-average grant date price per unit	$175.79	$130.96	$60.55

As of December 31, 2018, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $42. The weighted-average period over which this compensation cost is expected to be recognized is 1.9 years.
A summary of RSU activity for the year ended December 31, 2018 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2017	756	$94.07
Granted	566	175.79
Vested	(638)	141.89
Forfeited	(35)	132.14
Nonvested as of December 31, 2018	649	$116.26

The total fair value of RSUs vested during the fiscal years ended December 31, 2018, 2017 and 2016 was $114, $101, and $39, respectively.

Dividend Policy. Holdings has not paid dividends on its common stock since inception. The payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, financing agreements, business conditions, stock price and other factors. The terms of certain agreements governing our outstanding indebtedness contain certain limitations on our ability to move operating cash flows to Holdings and/or to pay dividends on, or effect repurchases of, our common stock. In addition, under Delaware law, dividends may only be paid out of surplus or current or prior year’s net profits.

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms on September 27, 2011. Our Board of Directors elected not to renew or extend the plan.

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2018 (1):
Total revenues	$1,734	$1,891	$2,116	$2,306	$8,047
Gross profit	646	782	938	998	3,364
Operating income	340	470	578	563	1,951
Net income (1)	183	270	333	310	1,096
Earnings per share—basic	2.18	3.22	4.05	3.84	13.26
Earnings per share—diluted (3)	2.15	3.20	4.01	3.80	13.12
For the year ended December 31, 2017 (2):
Total revenues	$1,356	$1,597	$1,766	$1,922	$6,641
Gross profit	514	655	773	827	2,769
Operating income	257	340	448	462	1,507
Net income (2)	109	141	199	897	1,346
Earnings per share—basic	1.29	1.67	2.36	10.60	15.91
Earnings per share—diluted (3)	1.27	1.65	2.33	10.45	15.73

(1)
As discussed in note 13 to our consolidated financial statements, the Tax Act was enacted in December 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, and net income for 2018 reflects the decreased tax rate. The fourth quarter of 2018 includes $22 of merger related costs and $16 of restructuring charges primarily associated with the BakerCorp and BlueLine acquisitions discussed in note 4 to our consolidated financial statements.

(2)
Net income for the fourth quarter and full year 2017 includes a benefit of $689, or $8.03 and $8.05 per diluted share for the fourth quarter and full year 2017, respectively, associated with the enactment of the Tax Act discussed further in note 13 to our consolidated financial statements. The fourth quarter of 2017 includes $18 of merger related costs and $22 of restructuring charges primarily associated with the NES and Neff acquisitions discussed in note 4 to our consolidated financial statements. Additionally, in the fourth quarter of 2017, we redeemed the remaining $225 principal amount of our 7 5/8 percent Senior Notes due 2022. Upon the redemption of these notes, we recognized a loss of $11 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes. The fourth quarter of 2017 also reflects a year-over-year increase of $11 in stock compensation expense primarily due to the impact of increased revenue, improved profitability, and increases in our stock price and in the volume of stock awards.

(3)	Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2018:
Merger related costs (4)	$(0.01)	$(0.02)	$(0.09)	$(0.21)	$(0.32)
Merger related intangible asset amortization (5)	(0.39)	(0.37)	(0.42)	(0.58)	(1.76)
Impact on depreciation related to acquired fleet and property and equipment (6)	(0.09)	(0.08)	(0.02)	—	(0.19)
Impact of the fair value mark-up of acquired fleet (7)	(0.21)	(0.15)	(0.11)	(0.11)	(0.59)
Restructuring charge (8)	(0.02)	(0.03)	(0.09)	(0.15)	(0.28)
For the year ended December 31, 2017:
Merger related costs (4)	$(0.02)	$(0.09)	$(0.12)	$(0.13)	$(0.36)
Merger related intangible asset amortization (5)	(0.28)	(0.30)	(0.27)	(0.32)	(1.15)
Impact on depreciation related to acquired fleet and property and equipment (6)	—	0.03	(0.07)	(0.01)	(0.05)
Impact of the fair value mark-up of acquired fleet (7)	(0.06)	(0.13)	(0.17)	(0.23)	(0.59)
Restructuring charge (8)	—	(0.14)	(0.07)	(0.15)	(0.36)
Asset impairment charge (9)	—	—	—	—	(0.01)
Loss on extinguishment of debt securities and amendment of ABL facility	—	(0.09)	(0.22)	(0.08)	(0.39)

(4)	This reflects transaction costs associated with the NES, Neff, BakerCorp and BlueLine acquisitions discussed in note 4 to our consolidated financial statements.

(5)	This reflects the amortization of the intangible assets acquired in the RSC, National Pump, NES, Neff, BakerCorp and BlueLine acquisitions.

(6)
This reflects the impact of extending the useful lives of equipment acquired in the RSC, NES, Neff, BakerCorp and BlueLine acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(7)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES, Neff and BlueLine acquisitions and subsequently sold.

(8)	As discussed in note 6 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.

(9)	This reflects write-offs of leasehold improvements and other fixed assets in connection with our restructuring programs.

17.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Net income and earnings per share for 2017 include the significant impact of the enactment of the Tax Act discussed further in note 13 to the consolidated financial statements. Net income and earnings per share for 2018 reflect a reduction in the U.S. federal statutory tax rate from 35 percent to 21 percent following enactment of the Tax Act. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income available to common stockholders	$1,096	$1,346	$566
Denominator:
Denominator for basic earnings per share—weighted-average common shares	82,652	84,599	87,217
Effect of dilutive securities:
Employee stock options and warrants	379	403	277
Restricted stock units	499	560	281
Denominator for diluted earnings per share—adjusted weighted-average common shares	83,530	85,562	87,775
Basic earnings per share	$13.26	$15.91	$6.49
Diluted earnings per share	$13.12	$15.73	$6.45

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
URNA covenants in the ABL facility, accounts receivable securitization facility, term loan facility and the other agreements governing our debt impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of December 31, 2018, the amount available for distribution under the most restrictive of these covenants was $583. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of December 31, 2018, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $2.117 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$1	$—	$42	$—	$—	$43
Accounts receivable, net	—	—	—	159	1,386	—	1,545
Intercompany receivable (payable)	1,534	(1,423)	(96)	(15)	—	—	—
Inventory	—	96	—	13	—	—	109
Prepaid expenses and other assets	—	60	—	4	—	—	64
Total current assets	1,534	(1,266)	(96)	203	1,386	—	1,761
Rental equipment, net	—	8,910	—	690	—	—	9,600
Property and equipment, net	57	462	40	55	—	—	614
Investments in subsidiaries	1,826	1,646	980	—	—	(4,452)	—
Goodwill	—	4,661	—	397	—	—	5,058
Other intangibles, net	—	1,004	—	80	—	—	1,084
Other long-term assets	9	7	—	—	—	—	16
Total assets	$3,426	$15,424	$924	$1,425	$1,386	$(4,452)	$18,133
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$50	$—	$2	$850	$—	$903
Accounts payable	—	481	—	55	—	—	536
Accrued expenses and other liabilities	—	619	14	42	2	—	677
Total current liabilities	1	1,150	14	99	852	—	2,116
Long-term debt	—	10,778	9	57	—	—	10,844
Deferred taxes	22	1,587	—	78	—	—	1,687
Other long-term liabilities	—	83	—	—	—	—	83
Total liabilities	23	13,598	23	234	852	—	14,730
Total stockholders’ equity (deficit)	3,403	1,826	901	1,191	534	(4,452)	3,403
Total liabilities and stockholders’ equity (deficit)	$3,426	$15,424	$924	$1,425	$1,386	$(4,452)	$18,133

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$23	$—	$329	$—	$—	$352
Accounts receivable, net	—	56	—	119	1,058	—	1,233
Intercompany receivable (payable)	887	(677)	(198)	(124)	—	112	—
Inventory	—	68	—	7	—	—	75
Prepaid expenses and other assets	4	219	111	2	—	(224)	112
Total current assets	891	(311)	(87)	333	1,058	(112)	1,772
Rental equipment, net	—	7,264	—	560	—	—	7,824
Property and equipment, net	41	352	32	42	—	—	467
Investments in subsidiaries	2,194	1,148	1,087	—	—	(4,429)	—
Goodwill	—	3,815	—	267	—	—	4,082
Other intangibles, net	—	827	—	48	—	—	875
Other long-term assets	3	7	—	—	—	—	10
Total assets	$3,129	$13,102	$1,032	$1,250	$1,058	$(4,541)	$15,030
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$25	$—	$2	$695	$—	$723
Accounts payable	—	366	—	43	—	—	409
Accrued expenses and other liabilities	—	477	17	41	1	—	536
Total current liabilities	1	868	17	86	696	—	1,668
Long-term debt	1	8,596	117	3	—	—	8,717
Deferred taxes	21	1,324	—	74	—	—	1,419
Other long-term liabilities	—	120	—	—	—	—	120
Total liabilities	23	10,908	134	163	696	—	11,924
Total stockholders’ equity (deficit)	3,106	2,194	898	1,087	362	(4,541)	3,106
Total liabilities and stockholders’ equity (deficit)	$3,129	$13,102	$1,032	$1,250	$1,058	$(4,541)	$15,030

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2018

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$6,388	$—	$552	$—	$—	$6,940
Sales of rental equipment	—	609	—	55	—	—	664
Sales of new equipment	—	184	—	24	—	—	208
Contractor supplies sales	—	80	—	11	—	—	91
Service and other revenues	—	126	—	18	—	—	144
Total revenues	—	7,387	—	660	—	—	8,047
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	2,370	—	244	—	—	2,614
Depreciation of rental equipment	—	1,258	—	105	—	—	1,363
Cost of rental equipment sales	—	358	—	28	—	—	386
Cost of new equipment sales	—	159	—	20	—	—	179
Cost of contractor supplies sales	—	52	—	8	—	—	60
Cost of service and other revenues	—	71	—	10	—	—	81
Total cost of revenues	—	4,268	—	415	—	—	4,683
Gross profit	—	3,119	—	245	—	—	3,364
Selling, general and administrative expenses	25	860	—	96	57	—	1,038
Merger related costs	—	36	—	—	—	—	36
Restructuring charge	—	29	—	2	—	—	31
Non-rental depreciation and amortization	17	266	—	25	—	—	308
Operating (loss) income	(42)	1,928	—	122	(57)	—	1,951
Interest (income) expense, net	(39)	497	—	—	24	(1)	481
Other (income) expense, net	(657)	742	—	51	(142)	—	(6)
Income before provision for income taxes	654	689	—	71	61	1	1,476
Provision for income taxes	164	181	—	20	15	—	380
Income before equity in net earnings (loss) of subsidiaries	490	508	—	51	46	1	1,096
Equity in net earnings (loss) of subsidiaries	606	98	47	—	—	(751)	—
Net income (loss)	1,096	606	47	51	46	(750)	1,096
Other comprehensive (loss) income	(86)	(86)	(82)	(105)	—	273	(86)
Comprehensive income (loss)	$1,010	$520	$(35)	$(54)	$46	$(477)	$1,010

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2017

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$5,253	$—	$462	$—	$—	$5,715
Sales of rental equipment	—	494	—	56	—	—	550
Sales of new equipment	—	157	—	21	—	—	178
Contractor supplies sales	—	70	—	10	—	—	80
Service and other revenues	—	102	—	16	—	—	118
Total revenues	—	6,076	—	565	—	—	6,641
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,933	—	218	—	—	2,151
Depreciation of rental equipment	—	1,033	—	91	—	—	1,124
Cost of rental equipment sales	—	302	—	28	—	—	330
Cost of new equipment sales	—	134	—	18	—	—	152
Cost of contractor supplies sales	—	49	—	7	—	—	56
Cost of service and other revenues	—	51	—	8	—	—	59
Total cost of revenues	—	3,502	—	370	—	—	3,872
Gross profit	—	2,574	—	195	—	—	2,769
Selling, general and administrative expenses	103	682	—	80	38	—	903
Merger related costs	—	50	—	—	—	—	50
Restructuring charge	—	49	—	1	—	—	50
Non-rental depreciation and amortization	15	223	—	21	—	—	259
Operating (loss) income	(118)	1,570	—	93	(38)	—	1,507
Interest (income) expense, net	(15)	469	3	—	12	(5)	464
Other (income) expense, net	(543)	596	—	45	(103)	—	(5)
Income (loss) before provision (benefit) for income taxes	440	505	(3)	48	53	5	1,048
Provision (benefit) for income taxes	144	(469)	—	12	15	—	(298)
Income (loss) before equity in net earnings (loss) of subsidiaries	296	974	(3)	36	38	5	1,346
Equity in net earnings (loss) of subsidiaries	1,050	76	36	—	—	(1,162)	—
Net income (loss)	1,346	1,050	33	36	38	(1,157)	1,346
Other comprehensive income (loss)	67	67	67	55	—	(189)	67
Comprehensive income (loss)	$1,413	$1,117	$100	$91	$38	$(1,346)	$1,413

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2016

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$4,524	$—	$417	$—	$—	$4,941
Sales of rental equipment	—	444	—	52	—	—	496
Sales of new equipment	—	129	—	15	—	—	144
Contractor supplies sales	—	68	—	11	—	—	79
Service and other revenues	—	87	—	15	—	—	102
Total revenues	—	5,252	—	510	—	—	5,762
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,669	—	193	—	—	1,862
Depreciation of rental equipment	—	900	—	90	—	—	990
Cost of rental equipment sales	—	265	—	27	—	—	292
Cost of new equipment sales	—	107	—	12	—	—	119
Cost of contractor supplies sales	—	47	—	8	—	—	55
Cost of service and other revenues	—	35	—	6	—	—	41
Total cost of revenues	—	3,023	—	336	—	—	3,359
Gross profit	—	2,229	—	174	—	—	2,403
Selling, general and administrative expenses	43	579	—	72	25	—	719
Restructuring charge	—	7	—	7	—	—	14
Non-rental depreciation and amortization	15	216	—	24	—	—	255
Operating (loss) income	(58)	1,427	—	71	(25)	—	1,415
Interest (income) expense, net	(6)	509	3	2	8	(5)	511
Other (income) expense, net	(471)	521	—	40	(95)	—	(5)
Income (loss) before provision for income taxes	419	397	(3)	29	62	5	909
Provision for income taxes	154	157	—	8	24	—	343
Income (loss) before equity in net earnings (loss) of subsidiaries	265	240	(3)	21	38	5	566
Equity in net earnings (loss) of subsidiaries	301	61	21	—	—	(383)	—
Net income (loss)	566	301	18	21	38	(378)	566
Other comprehensive income (loss)	32	32	28	22	—	(82)	32
Comprehensive income (loss)	$598	$333	$46	$43	$38	$(460)	$598

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2018

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$36	$3,116	$(1)	$(16)	$(282)	$—	$2,853
Net cash used in investing activities	(36)	(4,308)	—	(207)	—	—	(4,551)
Net cash provided by (used in) financing activities	—	1,170	1	(56)	282	—	1,397
Effect of foreign exchange rates	—	—	—	(8)	—	—	(8)
Net decrease in cash and cash equivalents	—	(22)	—	(287)	—	—	(309)
Cash and cash equivalents at beginning of period	—	23	—	329	—	—	352
Cash and cash equivalents at end of period	$—	$1	$—	$42	$—	$—	$43

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2017

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$21	$2,291	$(3)	$132	$(232)	$—	$2,209
Net cash used in investing activities	(21)	(3,554)	—	(109)	—	—	(3,684)
Net cash provided by (used in) financing activities	—	1,265	3	(3)	232	—	1,497
Effect of foreign exchange rates	—	—	—	18	—	—	18
Net increase in cash and cash equivalents	—	2	—	38	—	—	40
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$23	$—	$329	$—	$—	$352

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2016

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$9	$1,762	$(3)	$136	$37	$—	$1,941
Net cash used in investing activities	(9)	(832)	—	(6)	—	—	(847)
Net cash (used in) provided by financing activities	—	(927)	3	(3)	(37)	—	(964)
Effect of foreign exchange rate	—	—	—	3	—	—	3
Net increase in cash and cash equivalents	—	3	—	130	—	—	133
Cash and cash equivalents at beginning of period	—	18	—	161	—	—	179
Cash and cash equivalents at end of period	$—	$21	$—	$291	$—	$—	$312

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Acquired	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2018:
Allowance for doubtful accounts	$68	$14	$45	$34	(a)	$93
Reserve for obsolescence and shrinkage	7	1	26	29	(b)	5
Self-insurance reserve	100	5	144	143	(c)	106
Year ended December 31, 2017:
Allowance for doubtful accounts	$54	$6	$40	$32	(a)	$68
Reserve for obsolescence and shrinkage	3	2	20	18	(b)	7
Self-insurance reserve	94	6	122	122	(c)	100
Year ended December 31, 2016:
Allowance for doubtful accounts	$55	$—	$24	$25	(a)	$54
Reserve for obsolescence and shrinkage	4	—	17	18	(b)	3
Self-insurance reserve	90	—	108	104	(c)	94

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
The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2018. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated January 23, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Stamford, Connecticut
January 23, 2019

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which is expected to be filed with the SEC on or before March 26, 2019.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2019 Proxy Statement, which is expected to be filed with the SEC on or before March 26, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2019 Proxy Statement, which is expected to be filed with the SEC on or before March 26, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2019 Proxy Statement, which is expected to be filed with the SEC on or before March 26, 2019.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2019 Proxy Statement, which is expected to be filed with the SEC on or before March 26, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2018 and 2017
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2018, 2017 and 2016
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

2	(f)
Agreement and Plan of Merger, dated as of June 30, 2018, by and among United Rentals, Inc., UR Merger Sub IV Corporation and BakerCorp International Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)

Exhibit Number		Description of Exhibit
2	(g)
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
Indenture for the 5 3/4 percent Notes due 2024, dated as of March 26, 2014, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 8-K filed on March 26, 2014)

4	(c)
Indenture for the 4 5/8 percent Notes due 2023, dated as of March 26, 2015, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 26, 2015)

4	(d)
Indenture for the 5 1/2 percent Notes due 2025, dated as of March 26, 2015, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on March 26, 2015)

4	(e)
Indenture for the 5 7/8 percent Notes due 2026, dated as of May 13, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 13, 2016)

4	(f)
Indenture for the 5 1/2 percent Notes due 2027, dated as of November 7, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 7, 2016)

4	(g)
Indenture for the 4 7/8 percent Notes due 2028, dated as of August 11, 2017, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on August 11, 2017)

4	(h)
Indenture for the 4 5/8 percent Notes due 2025, dated as of September 22, 2017, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on September 22, 2017)

Exhibit Number		Description of Exhibit
4	(i)
Indenture for the 4 7/8 percent Notes due 2028, dated as of September 22, 2017, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on September 22, 2017)

4	(j)
Indenture for the 6 1/2 percent Notes due 2026, dated as of October 30, 2018, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 30, 2018)

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

10	(j)
United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(k)
Amendment Number One to the United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(p) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(l)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(m)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(n)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2017)

Exhibit Number		Description of Exhibit
10	(o)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(p)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(q)
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 (incorporated by reference to Exhibit 10(i) on Form 10-Q for the quarter ended March 31, 2015)‡

10	(r)*	Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Chief Executive Officer; effective for grants beginning in 2017‡

10	(s)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 (incorporated by reference to Exhibit 10(h) on Form 10-Q for the quarter ended March 31, 2015)‡

10	(t)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Chief Executive Officer; effective for grants beginning in 2017‡

10	(u)
Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 26, 2019

10	(v)
Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

10	(w)
First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on January 15, 2009)‡

10	(x)
Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

10	(y)
Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(dd) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(z)
Fifth Amendment, effective October 22, 2012, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for year ended December 31, 2012)‡

10	(aa)
Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

10	(bb)
Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on November 25, 2008)‡

10	(cc)
Second Amendment, effective as of December 1, 2008, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(dd)
Third Amendment, dated as of December 22, 2011, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(hh) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2011)‡

10	(ee)
Fourth Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2012)‡

Exhibit Number		Description of Exhibit
10	(ff)
Letter Agreement with William B. Plummer (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)‡

10	(gg)
Employment Agreement, dated as of March 12, 2010, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(hh)
First Amendment, effective as of March 12, 2010, to the Employment Agreement between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(rr) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(ii)
Amended Employment Agreement, dated April 28, 2008, between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(jj)
Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2013)‡

10	(kk)
Employment Agreement, effective as of October 12, 2018, between the Company and Jessica T. Graziano (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on October 12, 2018)‡

10	(ll)	Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Jeffrey Fenton‡

10	(mm)	Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Craig Pintoff‡

10	(nn)
Employment Agreement, dated October 12, 2018, between United Rentals, Inc. and Andrew Limoges (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2018)

10	(oo)*	Employment Agreement, dated October 31, 2018, between United Rentals, Inc. and Paul McDonnell‡

10	(pp)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

10	(qq)
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

10	(rr)
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

10	(ss)
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

Exhibit Number		Description of Exhibit
10	(uu)
Supplement to the Intellectual Property Security Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.9 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(vv)
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

10	(zz)
Intellectual Property Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(aaa)
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

10	(bbb)
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

10	(ccc)
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

10	(ddd)
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

Exhibit Number		Description of Exhibit
10	(eee)
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

10	(fff)
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

10	(ggg)
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

10	(hhh)
Amendment No. 7 to Third Amended and Restated Receivables Purchase Agreement dated as of December 1, 2017, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Bank of Montreal and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 1, 2017)

10	(iii)
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

10	(jjj)
Amendment No. 9 to Third Amended and Restated Receivables Purchase Agreement, dated as of December 31, 2018, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, MUFG Bank, Ltd., Bank of Montreal and The Toronto-Dominion Bank. (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on December 31, 2018)

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
Credit and Guaranty Agreement, dated as of October 31, 2018, among the financial institutions from time to time parties thereto, Bank of America, N.A., as agent, United Rentals, Inc., United Rentals (North America), Inc., and certain subsidiaries of United Rentals, Inc. referred to therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 31, 2018)

Exhibit Number		Description of Exhibit
10	(nnn)
Term Loan Security Agreement, dated as of October 31, 2018, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. referred to therein, and Bank of America, N.A. as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 31, 2018)

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

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

‡	This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.
Date:	January 23, 2019	By:	/s/ MICHAEL J. KNEELAND
Michael J. Kneeland, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ JENNE K. BRITELL	Chairman	January 23, 2019
Jenne K. Britell

/S/ JOSÉ B. ALVAREZ	Director	January 23, 2019
José B. Alvarez

/S/ MARC A. BRUNO	Director	January 23, 2019
Marc A. Bruno

/S/ BOBBY J. GRIFFIN	Director	January 23, 2019
Bobby J. Griffin

/S/ KIM H. JONES	Director	January 23, 2019
Kim H. Jones

/S/ TERRI L. KELLY	Director	January 23, 2019
Terri L.Kelly

/S/ GRACIA MARTORE	Director	January 23, 2019
Gracia Martore

/S/ JASON D. PAPASTAVROU	Director	January 23, 2019
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 23, 2019
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 23, 2019
Donald C. Roof

/S/ SHIV SINGH	Director	January 23, 2019
Shiv Singh

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	January 23, 2019
Michael J. Kneeland

/S/ JESSICA T. GRAZIANO	Chief Financial Officer (Principal Financial Officer)	January 23, 2019
Jessica T. Graziano

/S/ ANDREW B. LIMOGES	Vice President, Controller (Principal Accounting Officer)	January 23, 2019
Andrew B. Limoges