Form 10-Q
period 2019-03-31
UNITED RENTALS INC /DE; UNITED RENTALS NORTH AMERICA INC
filed 2019-04-17
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of April 15, 2019, there were 78,624,102 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that companies that we have acquired or may acquire, including BakerCorp International Holdings, Inc. (“BakerCorp”) and Vander Holding Corporation and its subsidiaries (“BlueLine”), could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

•
the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;

•
our significant indebtedness (which totaled $11.6 billion at March 31, 2019) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

•	increases in our maintenance and replacement costs and/or decreases in the residual value of our equipment; and

•	the effect of changes in tax law.

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$52	$43
Accounts receivable, net of allowance for doubtful accounts of $104 at March 31, 2019 and $93 at December 31, 2018	1,487	1,545
Inventory	123	109
Prepaid expenses and other assets	58	64
Total current assets	1,720	1,761
Rental equipment, net	9,438	9,600
Property and equipment, net	580	614
Goodwill	5,121	5,058
Other intangible assets, net	1,089	1,084
Operating lease right-of-use assets (note 8)	622	—
Other long-term assets	16	16
Total assets	$18,586	$18,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$930	$903
Accounts payable	557	536
Accrued expenses and other liabilities	751	677
Total current liabilities	2,238	2,116
Long-term debt	10,676	10,844
Deferred taxes	1,714	1,687
Operating lease liabilities (note 8)	497	—
Other long-term liabilities	86	83
Total liabilities	15,211	14,730
Common stock—$0.01 par value, 500,000,000 shares authorized, 113,516,258 and 78,812,644 shares issued and outstanding, respectively, at March 31, 2019 and 112,907,209 and 79,872,956 shares issued and outstanding, respectively, at December 31, 2018	1	1
Additional paid-in capital	2,394	2,408
Retained earnings	4,276	4,101
Treasury stock at cost—34,703,614 and 33,034,253 shares at March 31, 2019 and December 31, 2018, respectively	(3,080)	(2,870)
Accumulated other comprehensive loss	(216)	(237)
Total stockholders’ equity	3,375	3,403
Total liabilities and stockholders’ equity	$18,586	$18,133
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Equipment rentals	$1,795	$1,459
Sales of rental equipment	192	181
Sales of new equipment	62	42
Contractor supplies sales	24	18
Service and other revenues	44	34
Total revenues	2,117	1,734
Cost of revenues:
Cost of equipment rentals, excluding depreciation	742	592
Depreciation of rental equipment	395	322
Cost of rental equipment sales	125	107
Cost of new equipment sales	54	37
Cost of contractor supplies sales	17	12
Cost of service and other revenues	23	18
Total cost of revenues	1,356	1,088
Gross profit	761	646
Selling, general and administrative expenses	280	232
Merger related costs	1	1
Restructuring charge	8	2
Non-rental depreciation and amortization	104	71
Operating income	368	340
Interest expense, net	151	109
Other income, net	(3)	(1)
Income before provision for income taxes	220	232
Provision for income taxes	45	49
Net income	$175	$183
Basic earnings per share	$2.21	$2.18
Diluted earnings per share	$2.19	$2.15
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2019	2018
Net income	$175	$183
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	20	(25)
Fixed price diesel swaps	1	—
Other comprehensive income (loss)	21	(25)
Comprehensive income (1)	$196	$158

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2019 or 2018. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. There were no material taxes associated with other comprehensive income (loss) during 2019 or 2018.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended March 31, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				175
Foreign currency translation adjustments							20
Fixed price diesel swaps							1
Stock compensation expense, net	1		15
Exercise of common stock options			4
Shares repurchased and retired			(33)
Repurchase of common stock	(2)				2	(210)
Balance at March 31, 2019	79	$1	$2,394	$4,276	35	$(3,080)	$(216)

	Three Months Ended March 31, 2018
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				183
Foreign currency translation adjustments							(25)
Stock compensation expense, net	1		19
Exercise of common stock options			1
Shares repurchased and retired			(49)
Repurchase of common stock	(1)				1	(177)
Balance at March 31, 2018	84	$1	$2,327	$3,188	29	$(2,282)	$(176)

(1)Common stock outstanding decreased by less than 5 million net shares during the year ended December 31, 2018.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$175	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499	393
Amortization of deferred financing costs and original issue discounts	4	3
Gain on sales of rental equipment	(67)	(74)
Gain on sales of non-rental equipment	(2)	(1)
Gain on insurance proceeds from damaged equipment	(7)	(2)
Stock compensation expense, net	15	19
Merger related costs	1	1
Restructuring charge	8	2
Increase in deferred taxes	21	37
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	73	80
Increase in inventory	(9)	(9)
Decrease in prepaid expenses and other assets	12	42
Increase in accounts payable	18	103
Decrease in accrued expenses and other liabilities	(74)	(135)
Net cash provided by operating activities	667	642
Cash Flows From Investing Activities:
Purchases of rental equipment	(257)	(280)
Purchases of non-rental equipment	(42)	(33)
Proceeds from sales of rental equipment	192	181
Proceeds from sales of non-rental equipment	8	4
Insurance proceeds from damaged equipment	7	2
Purchases of other companies, net of cash acquired	(173)	(52)
Net cash used in investing activities	(265)	(178)
Cash Flows From Financing Activities:
Proceeds from debt	1,427	2,256
Payments of debt	(1,572)	(2,563)
Proceeds from the exercise of common stock options	4	1
Common stock repurchased	(243)	(226)
Payments of financing costs	(9)	—
Net cash used in financing activities	(393)	(532)
Effect of foreign exchange rates	—	(6)
Net increase (decrease) in cash and cash equivalents	9	(74)
Cash and cash equivalents at beginning of period	43	352
Cash and cash equivalents at end of period	$52	$278
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$4	$10
Cash paid for interest	179	153

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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2018 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

New Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective or prospective adoption. This guidance does not apply to receivables arising from operating leases. As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 78 percent of our total revenues for the three months ended March 31, 2019). We are currently assessing whether we will early adopt this guidance, and the impact on our financial statements, while limited to our non-operating lease receivables, is not currently estimable, as it will depend on market conditions and our forecast expectations upon, and following, adoption.
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
Guidance Adopted in 2019
Leases. See note 8 to our condensed consolidated financial statements for a discussion of our lease accounting following our adoption of an updated FASB lease accounting standard in the first quarter of 2019.

Derivatives and Hedging. In 2019, we prospectively adopted guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance is additionally intended to simplify hedge accounting, and no longer requires separate measurement and reporting of hedge ineffectiveness. For cash flow and net investment hedges existing at the date of adoption, the guidance requires entities to apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. Our use of derivative instruments is limited, and we did not recognize an adjustment to retained earnings upon adoption. Given our limited use of derivative instruments, adoption of this guidance did not have a significant impact on our financial statements.
2. Revenue Recognition

Revenue Recognition Accounting Standards
In May 2014, and in subsequent updates, the FASB issued guidance ("Topic 606") to clarify the principles for recognizing revenue. We adopted Topic 606 on January 1, 2018. Topic 606 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
In March 2016, the FASB issued updated lease accounting guidance ("Topic 842"), as explained further in note 8 to the condensed consolidated financial statements. We adopted Topic 842 on January 1, 2019. Topic 842 is an update to Topic 840, which was the lease accounting standard in place through December 31, 2018. As reflected below, most of our revenue is accounted for under Topic 842 (Topic 840 for 2018). There were no significant changes to our revenue accounting upon adoption of Topic 842.
We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 842. Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. As reflected below, most of our revenue is accounted for under Topic 842. Our contracts with customers generally do not include multiple performance obligations. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Owned equipment rentals	$1,530	$—	$1,530	$1,265	$—	$1,265
Re-rent revenue	35	—	35	25	—	25
Ancillary and other rental revenues:
Delivery and pick-up	—	119	119	—	92	92
Other	80	31	111	56	21	77
Total ancillary and other rental revenues	80	150	230	56	113	169
Total equipment rentals	1,645	150	1,795	1,346	113	1,459
Sales of rental equipment	—	192	192	—	181	181
Sales of new equipment	—	62	62	—	42	42
Contractor supplies sales	—	24	24	—	18	18
Service and other revenues	—	44	44	—	34	34
Total revenues	$1,645	$472	$2,117	$1,346	$388	$1,734

Revenues by reportable segment and geographical market are presented in notes 4 and 11 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31,

2019, 81 percent and 91 percent of total revenues, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 4 and 11, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 72 percent of total revenues for the three months ended March 31, 2019) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842/840 and Topic 606) of $54 and $56 as of March 31, 2019 and December 31, 2018, respectively.
As noted above, we are unsure of when the customer will return rented equipment. As such, we do not know how much the customer will owe us upon return of the equipment and cannot provide a maturity analysis of future lease payments. Our equipment is generally rented for short periods of time. Lessees do not provide residual value guarantees on rented equipment.
We expect to derive significant future benefits from our equipment following the end of the rental term. Our rentals are generally short-term in nature, and our equipment is typically rented for the majority of the time that we own it. We additionally recognize revenue from sales of rental equipment when we dispose of the equipment.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 78 percent of our total revenues for the three months ended March 31, 2019). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842 (Topic 840 for 2018).
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the three months ended March 31, 2019, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at March 31, 2019 and December 31, 2018. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowances for doubtful accounts reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the three months ended March 31, 2019 and 2018, we recognized total additions, excluding acquisitions, to our allowances for doubtful accounts of $15 and $6, respectively, primarily 1) as a reduction to equipment rental revenue or 2) as bad debt expense within selling, general and administrative expenses in our condensed consolidated statements of income.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2019 or 2018 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three months ended March 31, 2019 and 2018 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019.

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

3. Acquisitions
BakerCorp Acquisition
In July 2018, we completed the acquisition of BakerCorp. BakerCorp was a leading multinational provider of tank, pump, filtration and trench shoring rental solutions for a broad range of industrial and construction applications. BakerCorp had approximately 950 employees, and its operations were primarily concentrated in the United States and Canada, where it had 46 locations. BakerCorp also had 11 locations in France, Germany, the United Kingdom and the Netherlands. BakerCorp had annual revenues of approximately $295. The acquisition:
•Augmented our bundled solutions for fluid storage, transfer and treatment;
•Expanded our strategic account base; and
•Provided a significant opportunity to increase revenue and enhance customer service by cross-selling to our broader customer base.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Accounts receivable, net of allowance for doubtful accounts (1)	$74
Inventory	5
Rental equipment	268
Property and equipment	25
Intangibles (2)	171
Other assets	4
Total identifiable assets acquired	547
Current liabilities	(61)
Deferred taxes	(15)
Total liabilities assumed	(76)
Net identifiable assets acquired	471
Goodwill (3)	249
Net assets acquired	$720
(1) The fair value of accounts receivables acquired was $74, and the gross contractual amount was $81. We estimated that $7 would be uncollectible.
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
The three months ended March 31, 2019 include BakerCorp acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BakerCorp locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BakerCorp since the acquisition date. The impact of the BakerCorp acquisition on our equipment rentals revenue is primarily reflected in the increase in average OEC of 23.7 percent for the three months ended March 31, 2019. Such increase includes the impact of the acquisition of Vander Holding Corporation and its subsidiaries (“BlueLine”) discussed below.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The aggregate consideration paid was approximately $2.072 billion. The acquisition and related fees and expenses were funded through borrowings under a new $1 billion senior secured term loan credit facility (the “term loan facility”) and the issuance of $1.1 billion principal amount of 6 1/2 percent Senior Notes due 2026.
The following table summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$117
Inventory	7
Rental equipment	1,078
Property and equipment	71
Intangibles (customer relationships) (2)	230
Other assets	41
Total identifiable assets acquired	1,544
Short-term debt and current maturities of long-term debt (3)	(12)
Current liabilities	(129)
Deferred taxes	(7)
Long-term debt (3)	(25)
Other long-term liabilities	(4)
Total liabilities assumed	(177)
Net identifiable assets acquired	1,367
Goodwill (4)	705
Net assets acquired	$2,072
(1) The fair value of accounts receivables acquired was $117, and the gross contractual amount was $125. We estimated that $8 would be uncollectible.
(2) The customer relationships are being amortized over a 5 year life.
(3) The acquired debt reflects finance lease obligations.
(4) All of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of BlueLine's going-concern value, the value of BlueLine's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that are not associated with the identifiable assets. $25 of goodwill is expected to be deductible for income tax purposes.
The three months ended March 31, 2019 include BlueLine acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BlueLine locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BlueLine since the acquisition date. The impact of the BlueLine acquisition on our equipment rentals revenue is primarily reflected in the increase in average OEC of 23.7 percent for the three months ended March 31, 2019. Such increase includes the impact of the acquisition of BakerCorp discussed above.
Pro forma financial information
The pro forma information below gives effect to the BakerCorp and BlueLine acquisitions as if they had been completed on January 1, 2018 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information includes adjustments to record the assets and liabilities of BakerCorp and BlueLine at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions. The pro forma adjustments

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

reflected in the table below are subject to change as additional analysis is performed. The opening balance sheet values assigned to the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. The tables below present unaudited pro forma consolidated income statement information as if BakerCorp and BlueLine had been included in our consolidated results for the entire period reflected.

	Three Months Ended
	March 31, 2018
	United Rentals	BlueLine	BakerCorp	Total
Historic/pro forma revenues	$1,734	$188	$74	$1,996
Historic/combined pretax income (loss)	232	(22)	(13)	197
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		(18)	(3)	(21)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		(7)	—	(7)
Intangible asset amortization (3)		(19)	(10)	(29)
Interest expense (4)		(27)	(6)	(33)
Elimination of historic interest (5)		31	10	41
Restructuring charges (6)		(13)	(6)	(19)
Pro forma pretax income				$129
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups, and the changes in useful lives and salvage values, of the equipment acquired in the BakerCorp and BlueLine acquisitions.
(2) Cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the BlueLine acquisition. BakerCorp did not historically recognize a material amount of rental equipment sales, and accordingly no adjustment was required for BakerCorp.
(3) The intangible assets acquired in the BakerCorp and BlueLine acquisitions were amortized.
(4) As discussed above, we issued debt to fund the BakerCorp and BlueLine acquisitions. Interest expense was adjusted to reflect these changes in our debt portfolio.
(5) Historic interest on debt that is not part of the combined entity was eliminated.
(6) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisitions over a period of approximately one year following the acquisition dates, which, for the pro forma presentation, was January 1, 2018. The adjustments above reflect the timing of the actual restructuring charges following the acquisitions (the pro forma restructuring charges above for the three months ended March 31, 2018 reflect the actual restructuring charges recognized during the three months following the acquisitions). We expect to incur additional restructuring charges for BakerCorp and BlueLine, however the remaining costs are not currently estimable, as we are still identifying the actions that will be undertaken.

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

The following tables set forth financial information by segment.

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2019
Equipment rentals	$1,423	$372	$1,795
Sales of rental equipment	178	14	192
Sales of new equipment	55	7	62
Contractor supplies sales	17	7	24
Service and other revenues	37	7	44
Total revenue	1,710	407	2,117
Depreciation and amortization expense	412	87	499
Equipment rentals gross profit	501	157	658
Capital expenditures	236	63	299
Three Months Ended March 31, 2018
Equipment rentals	$1,201	$258	$1,459
Sales of rental equipment	171	10	181
Sales of new equipment	37	5	42
Contractor supplies sales	14	4	18
Service and other revenues	30	4	34
Total revenue	1,453	281	1,734
Depreciation and amortization expense	337	56	393
Equipment rentals gross profit	426	119	545
Capital expenditures	267	46	313

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2019	December 31, 2018
Total reportable segment assets
General rentals	$15,750	$15,597
Trench, power and fluid solutions	2,836	2,536
Total assets	$18,586	$18,133

 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2019	2018
Total equipment rentals gross profit	$658	$545
Gross profit from other lines of business	103	101
Selling, general and administrative expenses	(280)	(232)
Merger related costs	(1)	(1)
Restructuring charge	(8)	(2)
Non-rental depreciation and amortization	(104)	(71)
Interest expense, net	(151)	(109)
Other income, net	3	1
Income before provision for income taxes	$220	$232

5. Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed four restructuring programs and have incurred total restructuring charges of $323.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of March 31, 2019, the total liability associated with the closed restructuring programs was $15.
BakerCorp/BlueLine Restructuring Program
In the third quarter of 2018, we initiated a restructuring program following the closing of the BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with the BlueLine acquisition discussed in note 3 to the condensed consolidated financial statements. We expect to complete the restructuring program in 2019. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken.
The table below provides certain information concerning restructuring activity under the BakerCorp/BlueLine restructuring program during the three months ended March 31, 2019:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
	December 31, 2018			March 31, 2019
Branch closure charges	$3	$7	$(1)	$9
Severance and other	9	4	(7)	6
Total	$12	$11	$(8)	$15

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

_________________
(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge” (such charge also includes activity under our closed restructuring programs). These charges are not allocated to our reportable segments.

6. Fair Value Measurements
As of March 31, 2019 and December 31, 2018, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance/capital leases (the classification of such leases changed upon adoption of a new lease accounting standard, as explained further in note 8 to the condensed consolidated financial statements) approximated their book values as of March 31, 2019 and December 31, 2018. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2019 and December 31, 2018 have been calculated based upon available market information, and were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,104	$8,254	$8,102	$7,632

7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2019	December 31, 2018
Accounts Receivable Securitization Facility expiring 2019 (1) (2)	$881	$850
$3.75 billion ABL Facility expiring 2024 (1) (3)	1,516	1,685
Term loan facility expiring 2025 (1)	986	988
4 5/8 percent Senior Secured Notes due 2023	994	994
5 3/4 percent Senior Notes due 2024	842	842
5 1/2 percent Senior Notes due 2025	794	794
4 5/8 percent Senior Notes due 2025	741	741
5 7/8 percent Senior Notes due 2026	999	999
6 1/2 percent Senior Notes due 2026	1,087	1,087
5 1/2 percent Senior Notes due 2027	992	991
4 7/8 percent Senior Notes due 2028 (4)	1,651	1,650
4 7/8 percent Senior Notes due 2028 (4)	4	4
Finance leases (5)	119	—
Capital leases (5)	—	122
Total debt	11,606	11,747
Less short-term portion (6)	(930)	(903)
Total long-term debt	$10,676	$10,844
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the three months ended March 31, 2019. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,176	$23	$—
Letters of credit	45
Interest rate at March 31, 2019	3.9%	3.4%	4.2%
Average month-end debt outstanding	1,609	860	997
Weighted-average interest rate on average debt outstanding	4.0%	3.4%	4.3%
Maximum month-end debt outstanding	1,691	882	998

(2)
Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2019, there were $922 million of receivables, net of applicable reserves and other deductions, in the collateral pool.

(3)
In February 2019, the ABL facility was amended, primarily to increase the facility size to $3.75 billion, extend the maturity date to February 2024 and make a portion of the facility available for borrowing in British Pounds and Euros by certain subsidiaries of URNA in Europe.

(4)
URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

(5)
As discussed in note 8 to the condensed consolidated financial statements, we adopted an updated lease accounting standard on January 1, 2019. Upon adoption of the new standard, the leases that were previously classified as capital leases through December 31, 2018 were classified as finance leases. There were no significant changes to the accounting upon this change in classification.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(6)	As of March 31, 2019, our short-term debt primarily reflects $881 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of March 31, 2019, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
8. Leases
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases”
In March 2016, the FASB issued guidance ("Topic 842") to increase transparency and comparability among organizations by requiring (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (1) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (2) key aspects of the lessor accounting model with revenue recognition guidance. We adopted Topic 842 at the required adoption date of January 1, 2019, using the transition method that allowed us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We used the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally used, for our real estate operating leases, the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. We did not recognize a material adjustment to the opening balance of retained earnings upon adoption. Because of the transition method we used to adopt Topic 842, Topic 842 was not applied to periods prior to adoption and the adoption of Topic 842 had no impact on our previously reported results.
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenues, which accounted for 85 percent of total revenues for the three months ended March 31, 2019, were accounted for under the previous lease accounting standard through December 31, 2018 and are accounted for under Topic 842 following adoption. There were no significant changes to our revenue accounting upon adoption of Topic 842. See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
The adoption of Topic 842 had a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities, as discussed further below. The adoption of Topic 842 did not have a material impact on our condensed consolidated income statement (as noted above, although a significant portion of our revenue is accounted for under Topic 842 following adoption, there were no significant changes to our revenue accounting upon adoption) or our condensed consolidated cash flow statement.
Lease Accounting
We determine if an arrangement is a lease at inception. Our material lease contracts are generally for real estate or vehicles, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. We lease real estate and equipment under operating leases. We lease a significant portion of our branch locations, and also lease other premises used for purposes such as district and regional offices and service centers. Our finance lease obligations consist primarily of rental equipment (primarily vehicles) and building leases.
Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options, at our sole discretion, to extend or terminate the lease that we are reasonably certain to exercise. The amount of payments associated with such options reflected in the “Maturity of lease liabilities” table below is not material. Most real estate leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Lease expense is recognized on a straight-line basis over the lease term.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense on such leases is recognized on a straight-line basis over the lease term. The primary leases we enter into with initial terms of 12 months or less are for equipment that we rent from vendors and then rent to our customers. We generate sublease revenue from such leases that we refer to as "re-rent revenue" as discussed in note 2 to the condensed consolidated financial statements. Apart from the re-rent revenue discussed in note 2, we do not generate material sublease income.
We have lease agreements with lease and non-lease components, and, for our real estate operating leases, we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The tables below present financial information associated with our leases. This information is only presented as of, and for the three months ended, March 31, 2019 because, as noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	622
Finance lease assets	Rental equipment	263
	Less accumulated depreciation	(87)
	Rental equipment, net	176
	Property and equipment, net:
	Non-rental vehicles	7
	Buildings	16
	Less accumulated depreciation and amortization	(18)
	Property and equipment, net	5
Total leased assets		803
Liabilities
Current
Operating	Accrued expenses and other liabilities	169
Finance	Short-term debt and current maturities of long-term debt	39
Long-term
Operating	Operating lease liabilities	497
Finance	Long-term debt	80
Total lease liabilities		785

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Lease cost	Classification	Three Months Ended March 31, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	89
	Selling, general and administrative expenses	3
	Restructuring charge	6
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	7
	Non-rental depreciation and amortization	1
Interest on lease liabilities	Interest expense, net	2
Sublease income (2)		(38)
Net lease cost		70
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation includes $34 of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of March 31, 2019)	Operating leases (1)	Finance leases (2)
2019	164	33
2020	179	39
2021	147	36
2022	108	12
2023	74	12
Thereafter	87	5
Total	759	137
Less amount representing interest	(93)	(18)
Present value of lease liabilities	$666	$119
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of March 31, 2019. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.7
Finance leases	3.8
Weighted-average discount rate
Operating leases	4.9%
Finance leases	4.1%

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Other information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	50
Operating cash flows from finance leases	2
Financing cash flows from finance leases	10
Leased assets obtained in exchange for new operating lease liabilities	75
Leased assets obtained in exchange for new finance lease liabilities	8

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

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income available to common stockholders	175	183
Denominator:
Denominator for basic earnings per share—weighted-average common shares	79,401	84,256
Effect of dilutive securities:
Employee stock options	294	417
Restricted stock units	352	565
Denominator for diluted earnings per share—adjusted weighted-average common shares	80,047	85,238
Basic earnings per share	$2.21	$2.18
Diluted earnings per share	$2.19	$2.15

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
Covenants in the ABL, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of March 31, 2019, the amount available for distribution under the most restrictive of these covenants was $443. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of March 31, 2019, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $2.104 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$24	$—	$28	$—	$—	$52
Accounts receivable, net	—	—	—	149	1,338	—	1,487
Intercompany receivable (payable)	1,661	(1,552)	(99)	(11)	1	—	—
Inventory	—	111	—	12	—	—	123
Prepaid expenses and other assets	—	53	—	5	—	—	58
Total current assets	1,661	(1,364)	(99)	183	1,339	—	1,720
Rental equipment, net	—	8,736	—	702	—	—	9,438
Property and equipment, net	59	421	39	61	—	—	580
Investments in subsidiaries	1,668	1,588	1,003	—	—	(4,259)	—
Goodwill	—	4,743	—	378	—	—	5,121
Other intangible assets, net	—	1,010	—	79	—	—	1,089
Operating lease right-of-use assets	—	548	—	74	—	—	622
Other long-term assets	9	7	—	—	—	—	16
Total assets	$3,397	$15,689	$943	$1,477	$1,339	$(4,259)	$18,586
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$—	$47	$—	$2	$881	$—	$930
Accounts payable	—	504	—	53	—	—	557
Accrued expenses and other liabilities	—	686	10	52	3	—	751
Total current liabilities	—	1,237	10	107	884	—	2,238
Long-term debt	—	10,654	9	13	—	—	10,676
Deferred taxes	21	1,609	—	84	—	—	1,714
Operating lease liabilities	—	436	—	61	—	—	497
Other long-term liabilities	1	85	—	—	—	—	86
Total liabilities	22	14,021	19	265	884	—	15,211
Total stockholders’ equity (deficit)	3,375	1,668	924	1,212	455	(4,259)	3,375
Total liabilities and stockholders’ equity (deficit)	$3,397	$15,689	$943	$1,477	$1,339	$(4,259)	$18,586

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$1	$—	$42	$—	$—	$43
Accounts receivable, net	—	—	—	159	1,386	—	1,545
Intercompany receivable (payable)	1,534	(1,423)	(96)	(15)	—	—	—
Inventory	—	96	—	13	—	—	109
Prepaid expenses and other assets	—	60	—	4	—	—	64
Total current assets	1,534	(1,266)	(96)	203	1,386	—	1,761
Rental equipment, net	—	8,910	—	690	—	—	9,600
Property and equipment, net	57	462	40	55	—	—	614
Investments in subsidiaries	1,826	1,646	980	—	—	(4,452)	—
Goodwill	—	4,661	—	397	—	—	5,058
Other intangible assets, net	—	1,004	—	80	—	—	1,084
Other long-term assets	9	7	—	—	—	—	16
Total assets	$3,426	$15,424	$924	$1,425	$1,386	$(4,452)	$18,133
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$50	$—	$2	$850	$—	$903
Accounts payable	—	481	—	55	—	—	536
Accrued expenses and other liabilities	—	619	14	42	2	—	677
Total current liabilities	1	1,150	14	99	852	—	2,116
Long-term debt	—	10,778	9	57	—	—	10,844
Deferred taxes	22	1,587	—	78	—	—	1,687
Other long-term liabilities	—	83	—	—	—	—	83
Total liabilities	23	13,598	23	234	852	—	14,730
Total stockholders’ equity (deficit)	3,403	1,826	901	1,191	534	(4,452)	3,403
Total liabilities and stockholders’ equity (deficit)	$3,426	$15,424	$924	$1,425	$1,386	$(4,452)	$18,133

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,638	$—	$157	$—	$—	$1,795
Sales of rental equipment	—	173	—	19	—	—	192
Sales of new equipment	—	53	—	9	—	—	62
Contractor supplies sales	—	22	—	2	—	—	24
Service and other revenues	—	39	—	5	—	—	44
Total revenues	—	1,925	—	192	—	—	2,117
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	657	—	85	—	—	742
Depreciation of rental equipment	—	364	—	31	—	—	395
Cost of rental equipment sales	—	113	—	12	—	—	125
Cost of new equipment sales	—	46	—	8	—	—	54
Cost of contractor supplies sales	—	16	—	1	—	—	17
Cost of service and other revenues	—	21	—	2	—	—	23
Total cost of revenues	—	1,217	—	139	—	—	1,356
Gross profit	—	708	—	53	—	—	761
Selling, general and administrative expenses	53	183	—	27	17	—	280
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	9	—	(1)	—	—	8
Non-rental depreciation and amortization	4	91	—	9	—	—	104
Operating (loss) income	(57)	424	—	18	(17)	—	368
Interest (income) expense, net	(16)	159	—	—	8	—	151
Other (income) expense, net	(172)	197	—	14	(42)	—	(3)
Income before provision for income taxes	131	68	—	4	17	—	220
Provision for income taxes	23	16	—	1	5	—	45
Income before equity in net earnings (loss) of subsidiaries	108	52	—	3	12	—	175
Equity in net earnings (loss) of subsidiaries	67	15	2	—	—	(84)	—
Net income (loss)	175	67	2	3	12	(84)	175
Other comprehensive income (loss)	21	21	21	19	—	(61)	21
Comprehensive income (loss)	$196	$88	$23	$22	$12	$(145)	$196

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$5	$566	$—	$35	$61	$—	$667
Net cash used in investing activities	(5)	(256)	—	(4)	—	—	(265)
Net cash used in financing activities	—	(287)	—	(45)	(61)	—	(393)
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	23	—	(14)	—	—	9
Cash and cash equivalents at beginning of period	—	1	—	42	—	—	43
Cash and cash equivalents at end of period	$—	$24	$—	$28	$—	$—	$52
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$5	$626	$(1)	$(84)	$96	$—	$642
Net cash used in investing activities	(5)	(164)	—	(9)	—	—	(178)
Net cash (used in) provided by financing activities	—	(436)	1	(1)	(96)	—	(532)
Effect of foreign exchange rates	—	—	—	(6)	—	—	(6)
Net increase (decrease) in cash and cash equivalents	—	26	—	(100)	—	—	(74)
Cash and cash equivalents at beginning of period	—	23	—	329	—	—	352
Cash and cash equivalents at end of period	$—	$49	$—	$229	$—	$—	$278

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,176 rental locations in the United States, Canada and Europe. As discussed in note 3 to the condensed consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $14.1 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the three months ended March 31, 2019.
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

•
The continued expansion of our trench, power and fluid solutions footprint, as well as our tools offering, and the cross-selling of these services throughout our network, as exhibited by our acquisition of BakerCorp discussed in note 3 to the condensed consolidated financial statements. We believe that the expansion of our trench, power and fluid solutions business, as well as our tools offering, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES Rentals Holdings II, Inc. (“NES”), Neff Corporation ("Neff") and BlueLine (which is discussed further in note 3 to the condensed consolidated financial statements). Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

Financial Overview
Since January 1, 2018, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Issued $1.1 billion principal amount of 6 1/2 percent Senior Notes due 2026;

•	Entered into a $1 billion term loan facility;

•	Amended and extended our ABL facility, including an increase in the facility size from $3.0 billion to $3.75 billion; and

•	Amended and extended our accounts receivable securitization facility, including an increase in the facility size from $775 to $975.
As of March 31, 2019, we had available liquidity of $2.251 billion, including cash and cash equivalents of $52.
Net income. Net income and diluted earnings per share for the three months ended March 31, 2019 and 2018 are presented below.

	Three Months Ended
	March 31,
	2019	2018
Net income	$175	$183
Diluted earnings per share	$2.19	$2.15
Net income and diluted earnings per share for the three months ended March 31, 2019 and 2018 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended March 31,
	2019		2018
Tax rate applied to items below	25.4%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$(0.01)	$(1)	$(0.01)
Merger related intangible asset amortization (2)	(52)	(0.64)	(34)	(0.39)
Impact on depreciation related to acquired fleet and property and equipment (3)	(11)	(0.14)	(8)	(0.09)
Impact of the fair value mark-up of acquired fleet (4)	(20)	(0.25)	(18)	(0.21)
Restructuring charge (5)	(6)	(0.07)	(2)	(0.02)
Asset impairment charge (6)	—	(0.01)	—	—

(1)
This reflects transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions discussed in note 3 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

(5)	This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 5 to our condensed consolidated financial statements.

(6)	This reflects write-offs of leasehold improvements and other fixed assets.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018
Net income	$175	$183
Provision for income taxes	45	49
Interest expense, net	151	109
Depreciation of rental equipment	395	322
Non-rental depreciation and amortization	104	71
EBITDA	$870	$734
Merger related costs (1)	1	1
Restructuring charge (2)	8	2
Stock compensation expense, net (3)	15	19
Impact of the fair value mark-up of acquired fleet (4)	27	24
Adjusted EBITDA	$921	$780

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$667	$642
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(4)	(3)
Gain on sales of rental equipment	67	74
Gain on sales of non-rental equipment	2	1
Gain on insurance proceeds from damaged equipment	7	2
Merger related costs (1)	(1)	(1)
Restructuring charge (2)	(8)	(2)
Stock compensation expense, net (3)	(15)	(19)
Changes in assets and liabilities	(28)	(123)
Cash paid for interest	179	153
Cash paid for income taxes, net	4	10
EBITDA	$870	$734
Add back:
Merger related costs (1)	1	1
Restructuring charge (2)	8	2
Stock compensation expense, net (3)	15	19
Impact of the fair value mark-up of acquired fleet (4)	27	24
Adjusted EBITDA	$921	$780

 ___________________

(1)
This reflects transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions discussed in note 3 to our condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

For the three months ended March 31, 2019, EBITDA increased $136, or 18.5 percent, and adjusted EBITDA increased $141, or 18.1 percent. For the three months ended March 31, 2019, EBITDA margin decreased 120 basis points to 41.1 percent, and adjusted EBITDA margin decreased 150 basis points to 43.5 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of BakerCorp in July 2018 and BlueLine in October 2018, and EBITDA and adjusted EBITDA for 2019 include the impact of BakerCorp and BlueLine. The decrease in the EBITDA margin primarily reflects i) the impact of the BakerCorp and BlueLine acquisitions and ii) increased restructuring charges associated with the BakerCorp and BlueLine acquisitions. The decrease in the adjusted EBITDA margin primarily reflects i) the impact of the BakerCorp and BlueLine acquisitions and ii) changes in revenue mix.
Revenues were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Equipment rentals*	$1,795	$1,459	23.0%
Sales of rental equipment	192	181	6.1%
Sales of new equipment	62	42	47.6%
Contractor supplies sales	24	18	33.3%
Service and other revenues	44	34	29.4%
Total revenues	$2,117	$1,734	22.1%
*Equipment rentals variance components:
Year-over-year change in average OEC			23.7%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			(1.3)%
Contribution from ancillary and re-rent revenue (3)			2.1%
Total change in equipment rentals			23.0%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC			5.7%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			2.2%
Contribution from ancillary and re-rent revenue (3)			0.8%
Total change in equipment rentals			7.2%
 ___________________

(1)	Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.

(2)
Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 2 to the condensed consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix.

(3)	Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 2 for further detail), excluding owned equipment rental revenue.

(4)
As discussed in note 3 to the condensed consolidated financial statements, we completed the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively. The pro forma information includes the standalone, pre-acquisition results of BakerCorp and BlueLine.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 2 to the condensed consolidated financial statements for a discussion of our revenue recognition accounting.
For the three months ended March 31, 2019, total revenues of $2.117 billion increased 22.1 percent compared with 2018. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the three months ended March 31, 2019). Equipment rentals increased 23.0 percent, primarily due to a 23.7 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements. Fleet productivity is explained further above, and is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. Fleet productivity is a measure of the decisions made to optimize the balance of rental rates, time utilization and mix to produce revenue and drive efficient growth. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 7.2 percent, primarily due to a 5.7 percent increase in average OEC and a fleet productivity increase of 2.2 percent. We believe that the positive fleet productivity reflects improving demand in many of our core markets as well as appropriate decisions made to balance rental rates, time utilization and mix. Sales of rental equipment increased 6.1 percent primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended March 31, 2019, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 15 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2019
Equipment rentals	$1,423	$372	$1,795
Sales of rental equipment	178	14	192
Sales of new equipment	55	7	62
Contractor supplies sales	17	7	24
Service and other revenues	37	7	44
Total revenue	$1,710	$407	$2,117
Three Months Ended March 31, 2018
Equipment rentals	$1,201	$258	$1,459
Sales of rental equipment	171	10	181
Sales of new equipment	37	5	42
Contractor supplies sales	14	4	18
Service and other revenues	30	4	34
Total revenue	$1,453	$281	$1,734

Equipment rentals. For the three months ended March 31, 2019, equipment rentals of $1.795 billion increased $336, or 23.0 percent, as compared to the same period in 2018, primarily due to a 23.7 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to our condensed consolidated financial statements. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 7.2 percent year-over-year, primarily due to a 5.7 percent increase in average OEC and a fleet productivity increase of 2.2 percent. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. We believe that the positive fleet productivity reflects improving demand in many of our core markets as well as appropriate decisions made to balance rental rates, time utilization and mix. Equipment rentals represented 85 percent of total revenues for the three months ended March 31, 2019.

For the three months ended March 31, 2019, general rentals equipment rentals increased $222, or 18.5 percent, as compared to the same period in 2018, primarily due to a 19.7 percent increase in average OEC, which includes the impact of the BlueLine acquisition. On a pro forma basis including the standalone, pre-acquisition results of BlueLine, equipment rental revenue increased 5.6 percent year-over-year, primarily due to a 4.8 percent increase in average OEC and a fleet productivity increase of 1.2 percent. We believe that the positive fleet productivity reflects improving demand in many of our core markets as well as appropriate decisions made to balance rental rates, time utilization and mix. For the three months ended March 31, 2019, equipment rentals represented 83 percent of total revenues for the general rentals segment.

For the three months ended March 31, 2019, trench, power and fluid solutions equipment rentals increased $114, or 44.2 percent, as compared to the same period in 2018, primarily reflecting the impact of acquisitions, including BakerCorp, and cold starts. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 13.8 percent year-over-year, primarily due to a 13.4 percent increase in average OEC. The pro forma increase in average OEC includes the impact of cold starts and acquisitions other than BakerCorp. Additionally, performance in our Trench Safety and Power and HVAC regions improved. The Trench Safety region experienced growth in revenue from infrastructure, underground electric and gas distribution customers.  The Power and HVAC region experienced growth in revenue from non-residential construction and industrial customers. For the three months ended March 31, 2019, equipment rentals represented 91 percent of total revenues for the trench, power and fluid solutions segment.
Sales of rental equipment. For the three months ended March 31, 2019, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2019, sales of rental equipment increased 6.1 percent from the same period in 2018. Sales of rental equipment for the three months ended March 31, 2019 increased primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.
Sales of new equipment. For the three months ended March 31, 2019, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2019, sales of new equipment increased 47.6 percent from the same period in 2018 primarily due to increased volume driven by broad-based demand.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2019, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three months ended March 31, 2019 increased 33.3 percent from the same period in 2018 primarily due to the impact of the BakerCorp acquisition.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2019, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2019, service and other revenues increased 29.4 percent from the same period in 2018, primarily reflecting an increased emphasis on this line of business and the impact of the BlueLine acquisition.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2019
Equipment Rentals Gross Profit	$501	$157	$658
Equipment Rentals Gross Margin	35.2%	42.2%	36.7%
Three Months Ended March 31, 2018
Equipment Rentals Gross Profit	$426	$119	$545
Equipment Rentals Gross Margin	35.5%	46.1%	37.4%

General rentals. For the three months ended March 31, 2019, equipment rentals gross profit increased by $75, primarily due to increased equipment rentals, including the impact of the BlueLine acquisition. As discussed above, equipment rentals increased 18.5 percent, primarily due to a 19.7 percent increase in average OEC, which includes the impact of the BlueLine acquisition. Equipment rentals gross margin decreased slightly from 2018.
Trench, power and fluid solutions. For the three months ended March 31, 2019, equipment rentals gross profit increased by $38 and equipment rentals gross margin decreased by 390 basis points from 2018. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 44.2 percent and average OEC increased 59.6 percent primarily due to the impact of acquisitions, including BakerCorp, and cold starts. The decrease in the equipment rentals gross margin was primarily due to the impact of acquisitions, including BakerCorp, and cold starts, and an increase in lower-margin re-rent revenues. The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment, although we expect that the margins will improve over time as we realize synergies following the acquisition.

Additionally, in 2019, we adopted an updated lease accounting standard (see note 8 to the condensed consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue which decreased the equipment rentals gross margin in 2019.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Total gross margin	35.9%	37.3%	(140) bps
Equipment rentals	36.7%	37.4%	(70) bps
Sales of rental equipment	34.9%	40.9%	(600) bps
Sales of new equipment	12.9%	11.9%	100 bps
Contractor supplies sales	29.2%	33.3%	(410) bps
Service and other revenues	47.7%	47.1%	60 bps

For the three months ended March 31, 2019, total gross margin decreased 140 basis points from the same period in 2018. Equipment rentals gross margin decreased 70 basis points year-over-year. In 2019, we adopted an updated lease accounting standard (see note 8 to the condensed consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue which decreased the equipment rentals gross margin in 2019, with such decrease accounting for approximately half of the total equipment rentals gross margin decrease. The gross margin decrease also reflects the impact of acquisitions, including BakerCorp, and cold starts, and an increase in lower-margin re-rent revenues in our Trench, power and fluid solutions reportable segment. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 7.2 percent year-over-year, primarily due to a 5.7 percent increase in average OEC and a fleet productivity increase of 2.2 percent. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. We believe that the positive fleet productivity reflects improving demand in many of our core markets as well as appropriate decisions made to balance rental rates, time utilization and mix. Gross margin from sales of rental equipment decreased 600 basis points from the same period in 2018 primarily due to lower margin sales of fleet acquired in the BlueLine acquisition. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 5 percent of total gross profit for the three months ended March 31, 2019).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Selling, general and administrative ("SG&A") expense	$280	$232	20.7%
SG&A expense as a percentage of revenue	13.2%	13.4%	(20) bps
Merger related costs	1	1	—%
Restructuring charge	8	2	300.0%
Non-rental depreciation and amortization	104	71	46.5%
Interest expense, net	151	109	38.5%
Other income, net	(3)	(1)	200.0%
Provision for income taxes	45	49	(8.2)%
Effective tax rate	20.5%	21.1%	(60) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three months ended March 31, 2019 decreased slightly from the same period in 2018.

The merger related costs reflect transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions discussed in note 3 to our condensed consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. NES had annual revenues of approximately $369 and Neff had annual revenues of approximately $413. As discussed in note 3 to our condensed consolidated financial statements, BakerCorp had annual revenues of approximately $295 and BlueLine had annual revenues of approximately $786.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. In the third quarter of 2018, we initiated a restructuring program following the closing of the BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with the BlueLine acquisition, which is also discussed in note 3. For additional information, see note 5 to the condensed consolidated financial statements.
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increase in non-rental depreciation and amortization for the three months ended March 31, 2019 primarily reflects the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements.
Interest expense, net for the three months ended March 31, 2018 increased year-over-year primarily due to the impact of higher average debt. The year-over-year increase in average debt includes the impact of the debt used to finance the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements.
The 2019 and 2018 effective tax rates did not differ materially from the federal statutory rate of 21 percent.
Balance sheet. As discussed in note 8 to the condensed consolidated financial statement, in 2019, we adopted an updated lease accounting standard that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a transition method that does not require application to periods prior to adoption.
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
Since 2012, we have repurchased a total of $2.45 billion of Holdings' common stock under four completed share repurchase programs. Additionally, in April 2018, our Board authorized a new $1.25 billion share repurchase program, which commenced in July 2018. As of March 31, 2019, we have repurchased $630 of Holdings' common stock under the $1.25 billion share repurchase program, which we intend to complete in 2019.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2019, we had cash and cash equivalents of $52. Cash equivalents at March 31, 2019 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2019:

ABL facility:
Borrowing capacity, net of letters of credit	$2,176
Outstanding debt, net of debt issuance costs	1,516
Interest rate at March 31, 2019	3.9%
Average month-end principal amount of debt outstanding	1,609
Weighted-average interest rate on average debt outstanding	4.0%
Maximum month-end principal amount of debt outstanding	1,691
Accounts receivable securitization facility:
Borrowing capacity	23
Outstanding debt, net of debt issuance costs	881
Interest rate at March 31, 2019	3.4%
Average month-end principal amount of debt outstanding	860
Weighted-average interest rate on average debt outstanding	3.4%
Maximum month-end principal amount of debt outstanding	882
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 15, 2019 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2019, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2019, we (i) generated cash from operating activities of $667 and (ii) generated cash from the sale of rental and non-rental equipment of $200. We used cash during this period principally to (i) purchase rental and non-rental equipment of $299, (ii) purchase other companies for $173, (iii) make debt payments, net of proceeds, of $145 and (iv) purchase shares of our common stock for $243. During the three months ended March 31, 2018, we (i) generated cash from operating activities of $642 and (ii) generated cash from the sale of rental and non-rental equipment of $185. We used cash during this period principally to (i) purchase rental and non-rental equipment of $313, (ii) make debt payments, net of proceeds, of $307, (iii) purchase other companies for $52 and (iv) purchase shares of our common stock for $226.
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

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$667	$642
Purchases of rental equipment	(257)	(280)
Purchases of non-rental equipment	(42)	(33)
Proceeds from sales of rental equipment	192	181
Proceeds from sales of non-rental equipment	8	4
Insurance proceeds from damaged equipment	7	2
Free cash flow	$575	$516

Free cash flow for the three months ended March 31, 2019 was $575, an increase of $59 as compared to $516 for the three months ended March 31, 2018. Free cash flow increased primarily due to increased cash provided by operating activities and decreased purchases of rental equipment. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) decreased $34, or 34 percent, year-over-year.
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
Interest Rate Risk. As of March 31, 2019, we had an aggregate of $3.4 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 7 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of March 31, 2019 under these facilities. As of March 31, 2019, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $25 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2019, we had an aggregate of $8.2 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2019 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. As discussed in note 3 to the condensed consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the three months ended March 31, 2019, our foreign subsidiaries accounted for $192, or 9 percent, of our total revenue of $2.117 billion, and $4, or 2 percent, of our total pretax income of $220. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 9 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2018 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2019 to January 31, 2019	727,783	(1)	$118.51	595,814	—
February 1, 2019 to February 28, 2019	537,813	(1)	$129.74	534,423	—
March 1, 2019 to March 31, 2019	679,406	(1)	$128.93	539,124	—
Total	1,945,002		$125.26	1,669,361	$620,071,408

(1)
In January 2019, February 2019 and March 2019, 131,969, 3,390 and 140,282 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)	On April 17, 2018, our Board authorized a $1.25 billion share repurchase program which commenced in July 2018. We intend to complete the program in 2019.

Item 6.	Exhibits

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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10(a)
Third Amended and Restated Credit Agreement, dated as of February 15, 2019, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals International B.V., United Rentals S.A.S., Bank of America N.A., and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10(b)
Third Amended and Restated U.S. Security Agreement, dated as of February 15, 2019, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10(c)
Third Amended and Restated U.S. Guarantee Agreement, dated as of February 15, 2019, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named or referred to therein in favor of Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10(d)
Third Amended and Restated Canadian Security Agreement, dated as of February 15, 2019, among United Rentals of Canada, Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10(e)
Third Amended and Restated Canadian Guarantee Agreement, dated as of February 15, 2019, by United Rentals of Canada, Inc. in favor of Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10(f)
Form of Restricted Stock Unit Agreement for Michael Kneeland, dated March 11, 2019 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 15, 2019)

10(g)
Form of Restricted Stock Unit Agreement (Performance Based) for Michael Kneeland, dated March 11, 2019 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 15, 2019)

10(h)*	United Rentals, Inc. 2019 Annual Incentive Compensation Plan

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 17, 2019	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 17, 2019	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer