Form 10-Q
period 2019-06-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2019-07-17
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-14387
Commission File Number 1-13663
___________________________________
United Rentals, Inc.
United Rentals (North America), Inc.
(Exact Names of Registrants as Specified in Their Charters)
 ___________________________________

Delaware	06-1522496
Delaware	86-0933835
(States of Incorporation)	(I.R.S. Employer Identification Nos.)

100 First Stamford Place, Suite 700
Stamford
Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)
Registrants’ Telephone Number, Including Area Code: (203) 622-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value, of United Rentals, Inc.	URI	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of July 15, 2019, there were 77,162,794 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

•
our significant indebtedness (which totaled $11.7 billion at June 30, 2019) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$75	$43
Accounts receivable, net of allowance for doubtful accounts of $107 at June 30, 2019 and $93 at December 31, 2018	1,525	1,545
Inventory	135	109
Prepaid expenses and other assets	105	64
Total current assets	1,840	1,761
Rental equipment, net	9,839	9,600
Property and equipment, net	578	614
Goodwill	5,134	5,058
Other intangible assets, net	1,019	1,084
Operating lease right-of-use assets (note 8)	619	—
Other long-term assets	18	16
Total assets	$19,047	$18,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$995	$903
Accounts payable	752	536
Accrued expenses and other liabilities	788	677
Total current liabilities	2,535	2,116
Long-term debt	10,700	10,844
Deferred taxes	1,743	1,687
Operating lease liabilities (note 8)	497	—
Other long-term liabilities	94	83
Total liabilities	15,569	14,730
Common stock—$0.01 par value, 500,000,000 shares authorized, 113,741,001 and 77,431,831 shares issued and outstanding, respectively, at June 30, 2019 and 112,907,209 and 79,872,956 shares issued and outstanding, respectively, at December 31, 2018	1	1
Additional paid-in capital	2,415	2,408
Retained earnings	4,546	4,101
Treasury stock at cost—36,309,170 and 33,034,253 shares at June 30, 2019 and December 31, 2018, respectively	(3,290)	(2,870)
Accumulated other comprehensive loss	(194)	(237)
Total stockholders’ equity	3,478	3,403
Total liabilities and stockholders’ equity	$19,047	$18,133
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Equipment rentals	$1,960	$1,631	$3,755	$3,090
Sales of rental equipment	197	157	389	338
Sales of new equipment	60	44	122	86
Contractor supplies sales	27	24	51	42
Service and other revenues	46	35	90	69
Total revenues	2,290	1,891	4,407	3,625
Cost of revenues:
Cost of equipment rentals, excluding depreciation	769	620	1,511	1,212
Depreciation of rental equipment	399	323	794	645
Cost of rental equipment sales	116	92	241	199
Cost of new equipment sales	51	38	105	75
Cost of contractor supplies sales	19	16	36	28
Cost of service and other revenues	25	20	48	38
Total cost of revenues	1,379	1,109	2,735	2,197
Gross profit	911	782	1,672	1,428
Selling, general and administrative expenses	271	239	551	471
Merger related costs	—	2	1	3
Restructuring charge	6	4	14	6
Non-rental depreciation and amortization	105	67	209	138
Operating income	529	470	897	810
Interest expense, net	180	112	331	221
Other income, net	(2)	(1)	(5)	(2)
Income before provision for income taxes	351	359	571	591
Provision for income taxes	81	89	126	138
Net income	$270	$270	$445	$453
Basic earnings per share	$3.45	$3.22	$5.65	$5.40
Diluted earnings per share	$3.44	$3.20	$5.62	$5.34
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$270	$270	$445	$453
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	22	(21)	42	(46)
Fixed price diesel swaps	—	1	1	1
Other comprehensive income (loss)	22	(20)	43	(45)
Comprehensive income (1)	$292	$250	$488	$408

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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended June 30, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2019	79	$1	$2,394	$4,276	35	$(3,080)	$(216)
Net income				270
Foreign currency translation adjustments							22
Stock compensation expense, net	(1)		16
Exercise of common stock options			6
Shares repurchased and retired			(1)
Repurchase of common stock	(1)				1	(210)
Balance at June 30, 2019	77	$1	$2,415	$4,546	36	$(3,290)	$(194)

	Three Months Ended June 30, 2018
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2018	84	$1	$2,327	$3,188	29	$(2,282)	$(176)
Net income				270
Foreign currency translation adjustments							(21)
Fixed price diesel swaps							1
Stock compensation expense, net	—		24
Exercise of common stock options			1
Shares repurchased and retired			(1)
Repurchase of common stock	(1)				1	(168)
Balance at June 30, 2018	83	$1	$2,351	$3,458	30	$(2,450)	$(196)

	Six Months Ended June 30, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				445
Foreign currency translation adjustments							42
Fixed price diesel swaps							1
Stock compensation expense, net	—		31
Exercise of common stock options			10
Shares repurchased and retired			(34)
Repurchase of common stock	(3)				3	(420)
Balance at June 30, 2019	77	$1	$2,415	$4,546	36	$(3,290)	$(194)

	Six Months Ended June 30, 2018
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				453
Foreign currency translation adjustments							(46)
Fixed price diesel swaps							1
Stock compensation expense, net	1		43
Exercise of common stock options			2
Shares repurchased and retired			(50)
Repurchase of common stock	(2)				2	(345)
Balance at June 30, 2018	83	$1	$2,351	$3,458	30	$(2,450)	$(196)

(1)Common stock outstanding decreased by less than 5 million net shares during the year ended December 31, 2018.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$445	$453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,003	783
Amortization of deferred financing costs and original issue discounts	8	6
Gain on sales of rental equipment	(148)	(139)
Gain on sales of non-rental equipment	(3)	(3)
Gain on insurance proceeds from damaged equipment	(12)	(14)
Stock compensation expense, net	31	43
Merger related costs	1	3
Restructuring charge	14	6
Loss on repurchase/redemption of debt securities and amendment of ABL facility	32	—
Increase in deferred taxes	49	93
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	39	29
Increase in inventory	(25)	(19)
(Increase) decrease in prepaid expenses and other assets	(23)	25
Increase in accounts payable	211	451
Decrease in accrued expenses and other liabilities	(32)	(68)
Net cash provided by operating activities	1,590	1,649
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,129)	(1,226)
Purchases of non-rental equipment	(97)	(80)
Proceeds from sales of rental equipment	389	338
Proceeds from sales of non-rental equipment	15	8
Insurance proceeds from damaged equipment	12	14
Purchases of other companies, net of cash acquired	(195)	(58)
Purchases of investments	(1)	(1)
Net cash used in investing activities	(1,006)	(1,005)
Cash Flows From Financing Activities:
Proceeds from debt	4,590	4,330
Payments of debt	(4,679)	(4,806)
Proceeds from the exercise of common stock options	10	2
Common stock repurchased	(454)	(395)
Payments of financing costs	(19)	(1)
Net cash used in financing activities	(552)	(870)
Effect of foreign exchange rates	—	(9)
Net increase (decrease) in cash and cash equivalents	32	(235)
Cash and cash equivalents at beginning of period	43	352
Cash and cash equivalents at end of period	$75	$117
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$73	$39
Cash paid for interest	301	213

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

New Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective or prospective adoption. This guidance does not apply to receivables arising from operating leases. As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 78 percent of our total revenues for the six months ended June 30, 2019). We expect to adopt this guidance when effective, and the impact on our financial statements, while limited to our non-operating lease receivables, is not currently estimable, as it will depend on market conditions and our forecast expectations upon, and following, adoption.
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
Guidance Adopted in 2019
Leases. See note 8 to our condensed consolidated financial statements for a discussion of our lease accounting following our adoption of an updated FASB lease accounting standard in 2019.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
		2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Owned equipment rentals	$1,668	$—	$1,668	$1,406	$—	$1,406
Re-rent revenue	37	—	37	29	—	29
Ancillary and other rental revenues:
Delivery and pick-up	—	143	143	—	112	112
Other	87	25	112	64	20	84
Total ancillary and other rental revenues	87	168	255	64	132	196
Total equipment rentals	1,792	168	1,960	1,499	132	1,631
Sales of rental equipment	—	197	197	—	157	157
Sales of new equipment	—	60	60	—	44	44
Contractor supplies sales	—	27	27	—	24	24
Service and other revenues	—	46	46	—	35	35
Total revenues	$1,792	$498	$2,290	$1,499	$392	$1,891

	Six Months Ended June 30,
		2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Owned equipment rentals	$3,198	$—	$3,198	$2,671	$—	$2,671
Re-rent revenue	72	—	72	54	—	54
Ancillary and other rental revenues:
Delivery and pick-up	—	262	262	—	204	204
Other	167	56	223	120	41	161
Total ancillary and other rental revenues	167	318	485	120	245	365
Total equipment rentals	3,437	318	3,755	2,845	245	3,090
Sales of rental equipment	—	389	389	—	338	338
Sales of new equipment	—	122	122	—	86	86
Contractor supplies sales	—	51	51	—	42	42
Service and other revenues	—	90	90	—	69	69
Total revenues	$3,437	$970	$4,407	$2,845	$780	$3,625

Revenues by reportable segment and geographical market are presented in notes 4 and 11 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the six months ended June 30, 2019, 80 percent and 91 percent of total revenues, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 4 and 11, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 73 percent of total revenues for the six months ended June 30, 2019) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842/840 and Topic 606) of $58 and $56 as of June 30, 2019 and December 31, 2018, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 78 percent of our total revenues for the six months ended June 30, 2019). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842 (Topic 840 for 2018).
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the six months ended June 30, 2019, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at June 30, 2019 and December 31, 2018. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowances for doubtful accounts reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the six months ended June 30, 2019 and 2018, we recognized total additions, excluding acquisitions, to our allowances for doubtful accounts of $27 and $12, respectively, primarily 1) as a reduction to equipment rental revenue or 2) as bad debt expense within selling, general and administrative expenses in our condensed consolidated statements of income.

We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or six months ended June 30, 2019 or 2018 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and six months ended June 30, 2019 and 2018 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019.

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
The three and six months ended June 30, 2019 include BakerCorp acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BakerCorp locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BakerCorp since the acquisition date. The impact of the BakerCorp acquisition on our equipment rentals revenue is primarily reflected in the increases in average OEC of 23.2 percent and 23.4 percent for the three and six months ended June 30, 2019, respectively. Such increases include the impact of the acquisition of BlueLine discussed below.
BlueLine Acquisition
In October 2018, we completed the acquisition of BlueLine. BlueLine was one of the ten largest equipment rental companies in North America and served customers in the construction and industrial sectors with a focus on mid-sized and local accounts. BlueLine had 114 locations and over 1,700 employees based in 25 U.S. states, Canada and Puerto Rico. BlueLine had annual revenues of approximately $786. The acquisition:
•Expanded our equipment rental capacity in many of the largest metropolitan areas in North America,

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

including both U.S. coasts, the Gulf South and Ontario;
•Provided a well-diversified customer base with a balanced mix of commercial construction and industrial accounts;
•Added more mid-sized and local accounts to our customer base; and
•Provided a significant opportunity to increase revenue and enhance customer service by cross-selling to our broader customer base.
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

Accounts receivable, net of allowance for doubtful accounts (1)	$117
Inventory	7
Rental equipment	1,078
Property and equipment	71
Intangibles (customer relationships) (2)	230
Other assets	42
Total identifiable assets acquired	1,545
Short-term debt and current maturities of long-term debt (3)	(12)
Current liabilities	(130)
Deferred taxes	(7)
Long-term debt (3)	(25)
Other long-term liabilities	(4)
Total liabilities assumed	(178)
Net identifiable assets acquired	1,367
Goodwill (4)	705
Net assets acquired	$2,072
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
The three and six months ended June 30, 2019 include BlueLine acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BlueLine locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BlueLine since the acquisition date. The impact of the BlueLine acquisition on our equipment rentals revenue is primarily reflected in the increases in average OEC of 23.2 percent and 23.4 percent for the three and six months ended June 30, 2019, respectively. Such increases include the impact of the acquisition of BakerCorp discussed above.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Pro forma financial information
The pro forma information below gives effect to the BakerCorp and BlueLine acquisitions as if they had been completed on January 1, 2018 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information includes adjustments to record the assets and liabilities of BakerCorp and BlueLine at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The acquisition measurement period for BakerCorp has ended and the values assigned to the BakerCorp assets acquired and liabilities assumed are final. The opening balance sheet values assigned to the BlueLine assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. The tables below present unaudited pro forma consolidated income statement information as if BakerCorp and BlueLine had been included in our consolidated results for the entire period reflected.

	Three Months Ended				Six Months Ended
	June 30, 2018				June 30, 2018
	United Rentals	BlueLine	BakerCorp	Total	United Rentals	BlueLine	BakerCorp	Total
Historic/pro forma revenues	$1,891	$194	$82	$2,167	$3,625	$382	$156	$4,163
Historic/combined pretax income (loss)	359	(8)	(8)	343	591	(30)	(21)	540
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		(1)	(3)	(4)		(3)	(6)	(9)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		(3)	—	(3)		(8)	—	(8)
Intangible asset amortization (3)		(19)	(10)	(29)		(38)	(20)	(58)
Interest expense (4)		(27)	(6)	(33)		(54)	(12)	(66)
Elimination of historic interest (5)		32	11	43		63	21	84
Elimination of merger related costs (6)		2	1	3		2	1	3
Restructuring charges (7)		(10)	(3)	(13)		(23)	(9)	(32)
Pro forma pretax income				$307				$454
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
(6) Merger related costs primarily comprised of financial and legal advisory fees associated with the BakerCorp and BlueLine acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The adjustments for BlueLine for the three and six months ended June 30, 2018 include $2 of merger related costs recognized by BlueLine prior to the acquisition.
(7) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisitions over a period of approximately one year following the acquisition dates, which, for the pro forma presentation, was January 1, 2018. The adjustments above reflect the timing of the actual restructuring charges following

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

the acquisitions (the pro forma restructuring charges above for the three and six months ended June 30, 2018 reflect the actual restructuring charges recognized during the three and six months following the acquisitions). We expect to incur additional restructuring charges for BakerCorp and BlueLine, however the remaining costs are not currently estimable, as we are still identifying the actions that will be undertaken.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended June 30, 2019
Equipment rentals	$1,527	$433	$1,960
Sales of rental equipment	180	17	197
Sales of new equipment	52	8	60
Contractor supplies sales	19	8	27
Service and other revenues	40	6	46
Total revenue	1,818	472	2,290
Depreciation and amortization expense	416	88	504
Equipment rentals gross profit	593	199	792
Three Months Ended June 30, 2018
Equipment rentals	$1,332	$299	$1,631
Sales of rental equipment	145	12	157
Sales of new equipment	38	6	44
Contractor supplies sales	19	5	24
Service and other revenues	32	3	35
Total revenue	1,566	325	1,891
Depreciation and amortization expense	334	56	390
Equipment rentals gross profit	543	145	688
Six Months Ended June 30, 2019
Equipment rentals	$2,950	$805	$3,755
Sales of rental equipment	358	31	389
Sales of new equipment	107	15	122
Contractor supplies sales	36	15	51
Service and other revenues	77	13	90
Total revenue	3,528	879	4,407
Depreciation and amortization expense	828	175	1,003
Equipment rentals gross profit	1,094	356	1,450
Capital expenditures	1,015	211	1,226
Six Months Ended June 30, 2018
Equipment rentals	$2,533	$557	$3,090
Sales of rental equipment	316	22	338
Sales of new equipment	75	11	86
Contractor supplies sales	33	9	42
Service and other revenues	62	7	69
Total revenue	3,019	606	3,625
Depreciation and amortization expense	671	112	783
Equipment rentals gross profit	969	264	1,233
Capital expenditures	1,153	153	1,306

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2019	December 31, 2018
Total reportable segment assets
General rentals	$16,124	$15,597
Trench, power and fluid solutions	2,923	2,536
Total assets	$19,047	$18,133

 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total equipment rentals gross profit	$792	$688	$1,450	$1,233
Gross profit from other lines of business	119	94	222	195
Selling, general and administrative expenses	(271)	(239)	(551)	(471)
Merger related costs	—	(2)	(1)	(3)
Restructuring charge	(6)	(4)	(14)	(6)
Non-rental depreciation and amortization	(105)	(67)	(209)	(138)
Interest expense, net	(180)	(112)	(331)	(221)
Other income, net	2	1	5	2
Income before provision for income taxes	$351	$359	$571	$591

5. Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed four restructuring programs and have incurred total restructuring charges of $329.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of June 30, 2019, the total liability associated with the closed restructuring programs was $13.
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
The table below provides certain information concerning restructuring activity under the BakerCorp/BlueLine restructuring program during the six months ended June 30, 2019:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
	December 31, 2018			June 30, 2019
Branch closure charges	$3	$13	$(2)	$14
Severance and other	9	5	(11)	3
Total	$12	$18	$(13)	$17

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

6. Fair Value Measurements
As of June 30, 2019 and December 31, 2018, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance/capital leases (the classification of such leases changed upon adoption of a new lease accounting standard, as explained further in note 8 to the condensed consolidated financial statements) approximated their book values as of June 30, 2019 and December 31, 2018. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2019 and December 31, 2018 have been calculated based upon available market information, and were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,005	$8,396	$8,102	$7,632

7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2019	December 31, 2018
Accounts Receivable Securitization Facility expiring 2020 (1) (2)	$945	$850
$3.75 billion ABL Facility expiring 2024 (1) (3)	1,646	1,685
Term loan facility expiring 2025 (1)	984	988
4 5/8 percent Senior Secured Notes due 2023	994	994
5 3/4 percent Senior Notes due 2024 (4)	—	842
5 1/2 percent Senior Notes due 2025	794	794
4 5/8 percent Senior Notes due 2025	742	741
5 7/8 percent Senior Notes due 2026	999	999
6 1/2 percent Senior Notes due 2026	1,088	1,087
5 1/2 percent Senior Notes due 2027	992	991
4 7/8 percent Senior Notes due 2028 (5)	1,651	1,650
4 7/8 percent Senior Notes due 2028 (5)	4	4
5 1/4 percent Senior Notes due 2030 (6)	741	—
Finance leases (7)	115	—
Capital leases (7)	—	122
Total debt	11,695	11,747
Less short-term portion (8)	(995)	(903)
Total long-term debt	$10,700	$10,844
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the six months ended June 30, 2019. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,046	$30	$—
Letters of credit	45
Interest rate at June 30, 2019	3.9%	3.2%	4.2%
Average month-end debt outstanding	1,558	898	995
Weighted-average interest rate on average debt outstanding	4.0%	3.3%	4.2%
Maximum month-end debt outstanding	1,691	958	998

(2)
In June 2019, the accounts receivable securitization facility was amended, primarily to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. The facility expires on June 26, 2020. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2019, there were $1.001 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.

(3)
In February 2019, the ABL facility was amended, primarily to increase the facility size to $3.75 billion, extend the maturity date to February 2024 and make a portion of the facility available for borrowing in British Pounds and Euros by certain subsidiaries of URNA in Europe.

(4)
In May 2019, URNA redeemed all of its 5 3/4 percent Senior Notes. Upon redemption, we recognized a loss of $32 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(5)
URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

(6)
In May 2019, URNA issued $750 aggregate principal amount of 5 1/4 percent Senior Notes (the “5 1/4 percent Notes”) which are due January 15, 2030. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 5 1/4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 1/4 percent Notes may be redeemed on or after January 15, 2025, at specified redemption prices that range from 102.625 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to January 15, 2023, up to 40 percent of the aggregate principal amount of the 5 1/4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 105.250 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 5 1/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the 5 1/4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

(7)
As discussed in note 8 to the condensed consolidated financial statements, we adopted an updated lease accounting standard on January 1, 2019. Upon adoption of the new standard, the leases that were previously classified as capital leases through December 31, 2018 were classified as finance leases. There were no significant changes to the accounting upon this change in classification.

(8)	As of June 30, 2019, our short-term debt primarily reflects $945 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of June 30, 2019, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenues, which accounted for 85 percent of total revenues for the six months ended June 30, 2019, were accounted for under the previous lease accounting standard through December 31, 2018 and are accounted for under Topic 842 following adoption. There were no significant changes to our revenue accounting upon adoption of Topic 842. See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases. This information is only presented as of, and for the three and six months ended, June 30, 2019 because, as noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$619
Finance lease assets	Rental equipment	267
	Less accumulated depreciation	(91)
	Rental equipment, net	176
	Property and equipment, net:
	Non-rental vehicles	8
	Buildings	16
	Less accumulated depreciation and amortization	(19)
	Property and equipment, net	5
Total leased assets		800
Liabilities
Current
Operating	Accrued expenses and other liabilities	170
Finance	Short-term debt and current maturities of long-term debt	40
Long-term
Operating	Operating lease liabilities	497
Finance	Long-term debt	75
Total lease liabilities		$782

Lease cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$86	$175
	Selling, general and administrative expenses	2	5
	Restructuring charge	7	13
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	7	14
	Non-rental depreciation and amortization	—	1
Interest on lease liabilities	Interest expense, net	1	3
Sublease income (2)		(37)	(72)
Net lease cost		$66	$139
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the three and six months ended, June 30, 2019 includes $29 and $63, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Maturity of lease liabilities (as of June 30, 2019)	Operating leases (1)	Finance leases (2)
2019	$116	$22
2020	188	38
2021	156	38
2022	117	14
2023	82	3
Thereafter	98	6
Total	757	121
Less amount representing interest	(90)	(6)
Present value of lease liabilities	$667	$115
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of June 30, 2019. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.5
Finance leases	3.5
Weighted-average discount rate
Operating leases	4.9%
Finance leases	3.9%

Other information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$102
Operating cash flows from finance leases	3
Financing cash flows from finance leases	22
Leased assets obtained in exchange for new operating lease liabilities	104
Leased assets obtained in exchange for new finance lease liabilities	$17

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income available to common stockholders	$270	$270	445	453
Denominator:
Denominator for basic earnings per share—weighted-average common shares	78,264	83,456	78,829	83,854
Effect of dilutive securities:
Employee stock options	108	370	200	393
Restricted stock units	95	373	211	476
Denominator for diluted earnings per share—adjusted weighted-average common shares	78,467	84,199	79,240	84,723
Basic earnings per share	$3.45	$3.22	$5.65	$5.40
Diluted earnings per share	$3.44	$3.20	$5.62	$5.34

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

11. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has certain outstanding indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by certain Canadian subsidiaries of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Parent’s other subsidiaries. The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met, designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants or the notes being rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.
Covenants in the ABL, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of June 30, 2019, the amount available for distribution under the most restrictive of these covenants was $843. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of June 30, 2019, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $2.766 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$51	$—	$24	$—	$—	$75
Accounts receivable, net	—	—	—	150	1,375	—	1,525
Intercompany receivable (payable)	1,923	(1,807)	(109)	(8)	1	—	—
Inventory	—	123	—	12	—	—	135
Prepaid expenses and other assets	—	87	—	18	—	—	105
Total current assets	1,923	(1,546)	(109)	196	1,376	—	1,840
Rental equipment, net	—	9,091	—	748	—	—	9,839
Property and equipment, net	59	420	49	50	—	—	578
Investments in subsidiaries	1,507	1,598	1,034	—	—	(4,139)	—
Goodwill	—	4,749	—	385	—	—	5,134
Other intangible assets, net	—	946	—	73	—	—	1,019
Operating lease right-of-use assets	—	550	—	69	—	—	619
Other long-term assets	10	8	—	—	—	—	18
Total assets	$3,499	$15,816	$974	$1,521	$1,376	$(4,139)	$19,047
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$—	$48	$—	$2	$945	$—	$995
Accounts payable	—	687	—	65	—	—	752
Accrued expenses and other liabilities	—	729	11	46	2	—	788
Total current liabilities	—	1,464	11	113	947	—	2,535
Long-term debt	—	10,680	8	12	—	—	10,700
Deferred taxes	21	1,632	—	90	—	—	1,743
Operating lease liabilities	—	439	—	58	—	—	497
Other long-term liabilities	—	94	—	—	—	—	94
Total liabilities	21	14,309	19	273	947	—	15,569
Total stockholders’ equity (deficit)	3,478	1,507	955	1,248	429	(4,139)	3,478
Total liabilities and stockholders’ equity (deficit)	$3,499	$15,816	$974	$1,521	$1,376	$(4,139)	$19,047

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,798	$—	$161	$1	$—	$1,960
Sales of rental equipment	—	181	—	16	—	—	197
Sales of new equipment	—	53	—	7	—	—	60
Contractor supplies sales	—	24	—	3	—	—	27
Service and other revenues	—	39	—	7	—	—	46
Total revenues	—	2,095	—	194	1	—	2,290
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	692	—	76	1	—	769
Depreciation of rental equipment	—	367	—	32	—	—	399
Cost of rental equipment sales	—	108	—	8	—	—	116
Cost of new equipment sales	—	45	—	6	—	—	51
Cost of contractor supplies sales	—	17	—	2	—	—	19
Cost of service and other revenues	—	20	—	5	—	—	25
Total cost of revenues	—	1,249	—	129	1	—	1,379
Gross profit	—	846	—	65	—	—	911
Selling, general and administrative expenses	(32)	259	—	32	12	—	271
Merger related costs	—	—	—	—	—	—	—
Restructuring charge	—	6	—	—	—	—	6
Non-rental depreciation and amortization	6	91	—	8	—	—	105
Operating income (loss)	26	490	—	25	(12)	—	529
Interest (income) expense, net	(17)	189	—	—	8	—	180
Other (income) expense, net	(187)	213	—	15	(43)	—	(2)
Income before provision (benefit) for income taxes	230	88	—	10	23	—	351
Provision (benefit) for income taxes	53	26	—	(3)	5	—	81
Income before equity in net earnings (loss) of subsidiaries	177	62	—	13	18	—	270
Equity in net earnings (loss) of subsidiaries	93	31	10	—	—	(134)	—
Net income (loss)	270	93	10	13	18	(134)	270
Other comprehensive income (loss)	22	22	21	22	—	(65)	22
Comprehensive income (loss)	$292	$115	$31	$35	$18	$(199)	$292

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$3,436	$—	$318	$1	$—	$3,755
Sales of rental equipment	—	354	—	35	—	—	389
Sales of new equipment	—	106	—	16	—	—	122
Contractor supplies sales	—	46	—	5	—	—	51
Service and other revenues	—	78	—	12	—	—	90
Total revenues	—	4,020	—	386	1	—	4,407
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,349	—	161	1	—	1,511
Depreciation of rental equipment	—	731	—	63	—	—	794
Cost of rental equipment sales	—	221	—	20	—	—	241
Cost of new equipment sales	—	91	—	14	—	—	105
Cost of contractor supplies sales	—	33	—	3	—	—	36
Cost of service and other revenues	—	41	—	7	—	—	48
Total cost of revenues	—	2,466	—	268	1	—	2,735
Gross profit	—	1,554	—	118	—	—	1,672
Selling, general and administrative expenses	21	442	—	59	29	—	551
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	15	—	(1)	—	—	14
Non-rental depreciation and amortization	10	182	—	17	—	—	209
Operating (loss) income	(31)	914	—	43	(29)	—	897
Interest (income) expense, net	(33)	348	—	—	16	—	331
Other (income) expense, net	(359)	410	—	29	(85)	—	(5)
Income before provision (benefit) for income taxes	361	156	—	14	40	—	571
Provision (benefit) for income taxes	76	42	—	(2)	10	—	126
Income before equity in net earnings (loss) of subsidiaries	285	114	—	16	30	—	445
Equity in net earnings (loss) of subsidiaries	160	46	12	—	—	(218)	—
Net income (loss)	445	160	12	16	30	(218)	445
Other comprehensive income (loss)	43	43	42	41	—	(126)	43
Comprehensive income (loss)	$488	$203	$54	$57	$30	$(344)	$488

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$9	$1,457	$—	$83	$41	$—	$1,590
Net cash used in investing activities	(9)	(943)	—	(54)	—	—	(1,006)
Net cash used in financing activities	—	(464)	—	(47)	(41)	—	(552)
Net increase (decrease) in cash and cash equivalents	—	50	—	(18)	—	—	32
Cash and cash equivalents at beginning of period	—	1	—	42	—	—	43
Cash and cash equivalents at end of period	$—	$51	$—	$24	$—	$—	$75
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$12	$1,714	$(1)	$(66)	$(10)	$—	$1,649
Net cash used in investing activities	(12)	(920)	—	(73)	—	—	(1,005)
Net cash (used in) provided by financing activities	—	(773)	1	(108)	10	—	(870)
Effect of foreign exchange rates	—	—	—	(9)	—	—	(9)
Net increase (decrease) in cash and cash equivalents	—	21	—	(256)	—	—	(235)
Cash and cash equivalents at beginning of period	—	23	—	329	—	—	352
Cash and cash equivalents at end of period	$—	$44	$—	$73	$—	$—	$117

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,175 rental locations in the United States, Canada and Europe. As discussed in note 3 to the condensed consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $14.6 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2019.
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

Financial Overview
Since January 1, 2018, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Issued $1.1 billion principal amount of 6 1/2 percent Senior Notes due 2026;

•	Issued $750 principal amount of 5 1/4 percent Senior Notes due 2030;

•	Redeemed all of our 5 3/4 percent Senior Notes;

•	Entered into a $1 billion term loan facility;

•	Amended and extended our ABL facility, including an increase in the facility size from $3.0 billion to $3.75 billion; and

•	Amended and extended our accounts receivable securitization facility, including an increase in the facility size from $775 to $975.
As of June 30, 2019, we had available liquidity of $2.151 billion, including cash and cash equivalents of $75.
Net income. Net income and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$270	$270	$445	$453
Diluted earnings per share	$3.44	$3.20	$5.62	$5.34
Net income and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Tax rate applied to items below	25.3%		25.3%		25.4%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(1)	$—	$(2)	$(0.02)	$(1)	$(0.01)	$(3)	$(0.03)
Merger related intangible asset amortization (2)	(49)	(0.64)	(30)	(0.37)	(101)	(1.28)	(64)	(0.76)
Impact on depreciation related to acquired fleet and property and equipment (3)	(10)	(0.12)	(7)	(0.08)	(21)	(0.26)	(15)	(0.17)
Impact of the fair value mark-up of acquired fleet (4)	(12)	(0.15)	(12)	(0.15)	(32)	(0.41)	(30)	(0.36)
Restructuring charge (5)	(4)	(0.06)	(2)	(0.03)	(10)	(0.13)	(4)	(0.05)
Asset impairment charge (6)	(3)	(0.03)	—	—	(3)	(0.03)	—	—
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(24)	(0.30)	—	—	(24)	(0.30)	—	—

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$270	$270	$445	$453
Provision for income taxes	81	89	126	138
Interest expense, net	180	112	331	221
Depreciation of rental equipment	399	323	794	645
Non-rental depreciation and amortization	105	67	209	138
EBITDA	$1,035	$861	$1,905	$1,595
Merger related costs (1)	—	2	1	3
Restructuring charge (2)	6	4	14	6
Stock compensation expense, net (3)	16	24	31	43
Impact of the fair value mark-up of acquired fleet (4)	16	16	43	40
Adjusted EBITDA	$1,073	$907	$1,994	$1,687

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$1,590	$1,649
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(8)	(6)
Gain on sales of rental equipment	148	139
Gain on sales of non-rental equipment	3	3
Gain on insurance proceeds from damaged equipment	12	14
Merger related costs (1)	(1)	(3)
Restructuring charge (2)	(14)	(6)
Stock compensation expense, net (3)	(31)	(43)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(32)	—
Changes in assets and liabilities	(136)	(404)
Cash paid for interest	301	213
Cash paid for income taxes, net	73	39
EBITDA	$1,905	$1,595
Add back:
Merger related costs (1)	1	3
Restructuring charge (2)	14	6
Stock compensation expense, net (3)	31	43
Impact of the fair value mark-up of acquired fleet (4)	43	40
Adjusted EBITDA	$1,994	$1,687
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

For the three months ended June 30, 2019, EBITDA increased $174, or 20.2 percent, and adjusted EBITDA increased $166, or 18.3 percent. For the three months ended June 30, 2019, EBITDA margin decreased 30 basis points to 45.2 percent, and adjusted EBITDA margin decreased 110 basis points to 46.9 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of BakerCorp in July 2018 and BlueLine in October 2018, and EBITDA and adjusted EBITDA for 2019 include the impact of BakerCorp and BlueLine. The decrease in the adjusted EBITDA margin primarily reflects i) the impact of the BakerCorp and BlueLine acquisitions and ii) changes in revenue mix.
For the six months ended June 30, 2019, EBITDA increased $310, or 19.4 percent, and adjusted EBITDA increased $307, or 18.2 percent. For the six months ended June 30, 2019, EBITDA margin decreased 80 basis points to 43.2 percent, and adjusted EBITDA margin decreased 130 basis points to 45.2 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of BakerCorp in July 2018 and BlueLine in October 2018, and EBITDA and adjusted EBITDA for 2019 include the impact of BakerCorp and BlueLine. The decrease in the EBITDA margin primarily reflects i) the impact of the BakerCorp and BlueLine acquisitions and ii) increased restructuring charges associated with the BakerCorp and BlueLine acquisitions. The decrease in the adjusted EBITDA margin primarily reflects the impact of the BakerCorp and BlueLine acquisitions.

Revenues were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Equipment rentals*	$1,960	$1,631	20.2%	$3,755	$3,090	21.5%
Sales of rental equipment	197	157	25.5%	389	338	15.1%
Sales of new equipment	60	44	36.4%	122	86	41.9%
Contractor supplies sales	27	24	12.5%	51	42	21.4%
Service and other revenues	46	35	31.4%	90	69	30.4%
Total revenues	$2,290	$1,891	21.1%	$4,407	$3,625	21.6%
*Equipment rentals variance components:
Year-over-year change in average OEC			23.2%			23.4%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			(3.1)%			(2.2)%
Contribution from ancillary and re-rent revenue (3)			1.6%			1.8%
Total change in equipment rentals			20.2%			21.5%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC			5.5%			5.6%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			0.7%			1.4%
Contribution from ancillary and re-rent revenue (3)			0.1%			0.4%
Total change in equipment rentals			4.8%			5.9%
 ___________________

(1)	Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.

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
For the three months ended June 30, 2019, total revenues of $2.290 billion increased 21.1 percent compared with 2018. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the three months ended June 30, 2019). Equipment rentals increased 20.2 percent, primarily due to a 23.2 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements. As explained further above, fleet productivity is a measure of the decisions made to optimize the balance of rental rates, time utilization and mix to produce revenue and drive efficient growth. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 4.8 percent, primarily due to a 5.5 percent increase in average OEC and a fleet productivity increase of 0.7 percent. Sales of rental equipment increased 25.5 percent primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.
For the six months ended June 30, 2019, total revenues of $4.407 billion increased 21.6 percent compared with 2018. Equipment rentals increased 21.5 percent, primarily due to a 23.4 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 5.9 percent, primarily due to a 5.6 percent increase in average OEC and a fleet productivity increase of 1.4 percent. Sales of rental equipment increased 15.1 percent primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended June 30, 2019, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 16 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
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
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance primarily based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended June 30, 2019
Equipment rentals	$1,527	$433	$1,960
Sales of rental equipment	180	17	197
Sales of new equipment	52	8	60
Contractor supplies sales	19	8	27
Service and other revenues	40	6	46
Total revenue	$1,818	$472	$2,290
Three Months Ended June 30, 2018
Equipment rentals	$1,332	$299	$1,631
Sales of rental equipment	145	12	157
Sales of new equipment	38	6	44
Contractor supplies sales	19	5	24
Service and other revenues	32	3	35
Total revenue	$1,566	$325	$1,891
Six Months Ended June 30, 2019
Equipment rentals	$2,950	$805	$3,755
Sales of rental equipment	358	31	389
Sales of new equipment	107	15	122
Contractor supplies sales	36	15	51
Service and other revenues	77	13	90
Total revenue	$3,528	$879	$4,407
Six Months Ended June 30, 2018
Equipment rentals	$2,533	$557	$3,090
Sales of rental equipment	316	22	338
Sales of new equipment	75	11	86
Contractor supplies sales	33	9	42
Service and other revenues	62	7	69
Total revenue	$3,019	$606	$3,625

Equipment rentals. For the three months ended June 30, 2019, equipment rentals of $1.960 billion increased $329, or 20.2 percent, as compared to the same period in 2018, primarily due to a 23.2 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to our condensed consolidated financial statements. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 4.8 percent year-over-year, primarily due to a 5.5 percent increase in average OEC and a fleet productivity increase of 0.7 percent. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. Equipment rentals represented 86 percent of total revenues for the three months ended June 30, 2019.

For the six months ended June 30, 2019, equipment rentals of $3.755 billion increased $665, or 21.5 percent, as compared to the same period in 2018, primarily due to a 23.4 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to our condensed consolidated financial statements. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 5.9 percent year-over-year, primarily due to a 5.6 percent increase in average OEC and a fleet productivity increase of 1.4 percent. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2019.

For the three months ended June 30, 2019, general rentals equipment rentals increased $195, or 14.6 percent, as compared to the same period in 2018, primarily due to a 19.0 percent increase in average OEC, which includes the impact of the BlueLine acquisition. The equipment rentals increase was less than the average OEC increase primarily due to the impact of the BlueLine acquisition and decreases in time utilization in certain locations. Additionally, in 2019, we adopted an updated lease accounting standard (see note 8 to the condensed consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue which decreased equipment rentals revenue in 2019. On a pro forma basis including the standalone, pre-acquisition results of BlueLine, equipment rental revenue increased 2.1 percent year-over-year, primarily due to a 4.4 percent increase in average OEC partially offset by a fleet productivity decrease of 1.3 percent. The fleet productivity decrease includes the impact of the change in accounting for doubtful accounts discussed above, and also reflects decreases in time utilization in certain locations. For the three months ended June 30, 2019, equipment rentals represented 84 percent of total revenues for the general rentals segment.

For the six months ended June 30, 2019, general rentals equipment rentals increased $417, or 16.5 percent, as compared to the same period in 2018, primarily due to a 19.4 percent increase in average OEC, which includes the impact of the BlueLine acquisition. The equipment rentals increase was less than the average OEC increase primarily due to 1) the impact of the BlueLine acquisition, 2) decreases in time utilization in certain locations and 3) the impact of the change in accounting for doubtful accounts discussed above. On a pro forma basis including the standalone, pre-acquisition results of BlueLine, equipment rental revenue increased 3.8 percent year-over-year, primarily due to a 4.6 percent increase in average OEC. For the six months ended June 30, 2019, equipment rentals represented 84 percent of total revenues for the general rentals segment.

For the three months ended June 30, 2019, trench, power and fluid solutions equipment rentals increased $134, or 44.8 percent, as compared to the same period in 2018, primarily reflecting the impact of acquisitions, including BakerCorp, and cold starts. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 15.4 percent year-over-year, primarily due to a 14.8 percent increase in average OEC. The pro forma increase in average OEC includes the impact of cold starts and acquisitions other than BakerCorp. For the three months ended June 30, 2019, equipment rentals represented 92 percent of total revenues for the trench, power and fluid solutions segment.

For the six months ended June 30, 2019, trench, power and fluid solutions equipment rentals increased $248, or 44.5 percent, as compared to the same period in 2018, primarily reflecting the impact of acquisitions, including BakerCorp, and cold starts. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 14.7 percent year-over-year, primarily due to a 14.1 percent increase in average OEC. The pro forma increase in average OEC includes the impact of cold starts and acquisitions other than BakerCorp. For the six months ended June 30, 2019, equipment rentals represented 92 percent of total revenues for the trench, power and fluid solutions segment.
Sales of rental equipment. For the six months ended June 30, 2019, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2019, sales of rental equipment increased 25.5 percent and 15.1 percent, respectively, from the same periods in 2018. Sales of rental equipment for the three and six months ended June 30, 2019 increased primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.
Sales of new equipment. For the six months ended June 30, 2019, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2019, sales of new equipment increased 36.4 percent and 41.9 percent, respectively, from the same periods in 2018 primarily due to increased volume driven by broad-based demand.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2019, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and six months ended June 30, 2019 increased 12.5 percent and 21.4 percent, respectively, from the same periods in 2018 primarily due to the impact of the BakerCorp acquisition.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2019, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2019, service and other revenues increased 31.4 percent and 30.4 percent, respectively, from the same periods in 2018, primarily reflecting an increased emphasis on this line of business and the impact of the BlueLine acquisition.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended June 30, 2019
Equipment Rentals Gross Profit	$593	$199	$792
Equipment Rentals Gross Margin	38.8%	46.0%	40.4%
Three Months Ended June 30, 2018
Equipment Rentals Gross Profit	$543	$145	$688
Equipment Rentals Gross Margin	40.8%	48.5%	42.2%
Six Months Ended June 30, 2019
Equipment Rentals Gross Profit	$1,094	$356	$1,450
Equipment Rentals Gross Margin	37.1%	44.2%	38.6%
Six Months Ended June 30, 2018
Equipment Rentals Gross Profit	$969	$264	$1,233
Equipment Rentals Gross Margin	38.3%	47.4%	39.9%

General rentals. For the three months ended June 30, 2019, equipment rentals gross profit increased by $50, primarily due to increased equipment rentals, including the impact of the BlueLine acquisition. As discussed above, equipment rentals increased 14.6 percent, primarily due to a 19.0 percent increase in average OEC, which includes the impact of the BlueLine acquisition. The equipment rentals increase was less than the average OEC increase primarily due to the impact of the BlueLine acquisition and decreases in time utilization in certain locations. Additionally, in 2019, we adopted an updated lease accounting standard (see note 8 to the condensed consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue which decreased equipment rentals revenue in 2019. Equipment rentals gross margin decreased 200 basis points from 2018, due partially to the impact of the BlueLine acquisition. Depreciation of rental equipment increased 20.6 percent, which exceeded the equipment rentals increase of 14.6 percent, and the BlueLine acquisition was a significant driver of the depreciation increase. Additionally, the change in accounting for doubtful accounts discussed above decreased the equipment rentals gross margin in 2019.

For the six months ended June 30, 2019, equipment rentals gross profit increased by $125, primarily due to increased equipment rentals, including the impact of the BlueLine acquisition. As discussed above, equipment rentals increased 16.5 percent, primarily due to a 19.4 percent increase in average OEC, which includes the impact of the BlueLine acquisition. The equipment rentals increase was less than the average OEC increase primarily due to 1) the impact of the BlueLine acquisition, 2) decreases in time utilization in certain locations and 3) the impact of the change in accounting for doubtful accounts discussed above. Equipment rentals gross margin decreased 120 basis points from 2018, due partially to the impact of the BlueLine acquisition. Depreciation of rental equipment increased 20.2 percent, which exceeded the equipment rentals increase of 16.5 percent, and the BlueLine acquisition was a significant driver of the depreciation increase. Additionally, the change in accounting for doubtful accounts discussed above decreased the equipment rentals gross margin in 2019.
Trench, power and fluid solutions. For the three months ended June 30, 2019, equipment rentals gross profit increased by $54 and equipment rentals gross margin decreased by 250 basis points from 2018. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 44.8 percent and average OEC increased 60.2 percent primarily due to the impact of acquisitions, including BakerCorp, and cold starts. The equipment rentals increase was less than the average OEC increase primarily due to the impact of the BakerCorp acquisition. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 15.4 percent year-over-year, primarily due to a 14.8 percent increase in average OEC. The decrease in the equipment rentals gross margin was primarily due to the impact of acquisitions, including BakerCorp, and cold starts. The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment, although we expect that the margins will improve over time as we realize synergies following the acquisition.
For the six months ended June 30, 2019, equipment rentals gross profit increased by $92 and equipment rentals gross margin decreased by 320 basis points from 2018. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 44.5 percent and average OEC increased 59.9 percent primarily due to the impact of acquisitions, including BakerCorp, and cold starts. The equipment rentals increase was less than the average OEC increase primarily due to the impact of the BakerCorp acquisition. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 14.7 percent year-over-year, primarily due to a 14.1 percent increase in average OEC. The decrease in the equipment rentals gross margin was primarily due to the impact of acquisitions, including BakerCorp, and cold starts.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Total gross margin	39.8%	41.4%	(160) bps	37.9%	39.4%	(150) bps
Equipment rentals	40.4%	42.2%	(180) bps	38.6%	39.9%	(130) bps
Sales of rental equipment	41.1%	41.4%	(30) bps	38.0%	41.1%	(310) bps
Sales of new equipment	15.0%	13.6%	140 bps	13.9%	12.8%	110 bps
Contractor supplies sales	29.6%	33.3%	(370) bps	29.4%	33.3%	(390) bps
Service and other revenues	45.7%	42.9%	280 bps	46.7%	44.9%	180 bps

For the three months ended June 30, 2019, total gross margin decreased 160 basis points from the same period in 2018. Equipment rentals gross margin decreased 180 basis points year-over-year. The gross margin decrease reflects the impact of acquisitions, including BakerCorp, and cold starts in our Trench, power and fluid solutions reportable segment, as well as the impact of the BlueLine acquisition on our general rentals reportable segment. Additionally, in 2019, we adopted an updated lease accounting standard (see note 8 to the condensed consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue which decreased equipment rentals gross margin in 2019. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 4.8 percent year-over-year, primarily due to a 5.5 percent increase in average OEC and a fleet productivity increase of 0.7 percent. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended June 30, 2019).

For the six months ended June 30, 2019, total gross margin decreased 150 basis points from the same period in 2018. Equipment rentals gross margin decreased 130 basis points year-over-year. The gross margin decrease reflects the impact of acquisitions, including BakerCorp, and cold starts in our Trench, power and fluid solutions reportable segment, as well as the impact of the BlueLine acquisition on our general rentals reportable segment. Additionally, the change in accounting for doubtful accounts discussed above decreased the equipment rentals gross margin in 2019. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 5.9 percent year-over-year, primarily due to a 5.6 percent increase in average OEC and a fleet productivity increase of 1.4 percent. Gross margin from sales of rental equipment decreased 310 basis points from the same period in 2018 primarily due to lower margin sales of fleet acquired in the BlueLine acquisition. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the six months ended June 30, 2019).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Selling, general and administrative ("SG&A") expense	$271	$239	13.4%	$551	$471	17.0%
SG&A expense as a percentage of revenue	11.8%	12.6%	(80) bps	12.5%	13.0%	(50) bps
Merger related costs	—	2	(100.0)%	1	3	(66.7)%
Restructuring charge	6	4	50.0%	14	6	133.3%
Non-rental depreciation and amortization	105	67	56.7%	209	138	51.4%
Interest expense, net	180	112	60.7%	331	221	49.8%
Other income, net	(2)	(1)	100.0%	(5)	(2)	150.0%
Provision for income taxes	81	89	(9.0)%	126	138	(8.7)%
Effective tax rate	23.1%	24.8%	(170) bps	22.1%	23.4%	(130) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and six months ended June 30, 2019 decreased from the same periods in 2018 primarily due to a reduction in stock compensation and bonuses as a percentage of revenue.
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
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increases in non-rental depreciation and amortization for the three and six months ended June 30, 2019 primarily reflect the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements.
Interest expense, net for the three and six months ended June 30, 2019 included a loss of $32 primarily associated with the full redemption of our 5 3/4 percent Senior Notes. Excluding the impact of this loss, interest expense, net for the three and six months ended June 30, 2019 increased year-over-year primarily due to the impact of higher average debt. The year-over-year increase in average debt includes the impact of the debt used to finance the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements.
The differences between the 2019 and 2018 effective tax rates and the federal statutory rate of 21 percent primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, and certain deductible and nondeductible charges.
Balance sheet. As discussed in note 8 to the condensed consolidated financial statement, in 2019, we adopted an updated lease accounting standard that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a transition method that does not require application to periods prior to adoption. Accounts payable increased by $216, or 40.3 percent, from December 31, 2018 to June 30, 2019, primarily due to a seasonal increase in capital expenditures.

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
Since 2012, we have repurchased a total of $2.45 billion of Holdings' common stock under four completed share repurchase programs. Additionally, in April 2018, our Board authorized a new $1.25 billion share repurchase program, which commenced in July 2018. As of June 30, 2019, we have repurchased $840 of Holdings' common stock under the $1.25 billion share repurchase program, which we intend to complete in 2019.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2019, we had cash and cash equivalents of $75. Cash equivalents at June 30, 2019 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2019:

ABL facility:
Borrowing capacity, net of letters of credit	$2,046
Outstanding debt, net of debt issuance costs	1,646
Interest rate at June 30, 2019	3.9%
Average month-end principal amount of debt outstanding	1,558
Weighted-average interest rate on average debt outstanding	4.0%
Maximum month-end principal amount of debt outstanding	1,691
Accounts receivable securitization facility:
Borrowing capacity	30
Outstanding debt, net of debt issuance costs	945
Interest rate at June 30, 2019	3.2%
Average month-end principal amount of debt outstanding	898
Weighted-average interest rate on average debt outstanding	3.3%
Maximum month-end principal amount of debt outstanding	958
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 15, 2019 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of June 30, 2019, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2019, we (i) generated cash from operating activities of $1.590 billion and (ii) generated cash from the sale of rental and non-rental equipment of $404. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.226 billion, (ii) purchase other companies for $195, (iii) make debt payments, net of proceeds, of $89 and (iv) purchase shares of our common stock for $454. During the six months ended June 30, 2018, we (i) generated cash from operating activities of $1.649 billion and (ii) generated cash from the sale of rental and non-rental equipment of $346. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.306 billion, (ii) make debt payments, net of proceeds, of $476, (iii) purchase other companies for $58 and (iv) purchase shares of our common stock for $395.
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

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$1,590	$1,649
Purchases of rental equipment	(1,129)	(1,226)
Purchases of non-rental equipment	(97)	(80)
Proceeds from sales of rental equipment	389	338
Proceeds from sales of non-rental equipment	15	8
Insurance proceeds from damaged equipment	12	14
Free cash flow	$780	$703

Free cash flow for the six months ended June 30, 2019 was $780, an increase of $77 as compared to $703 for the six months ended June 30, 2018. Free cash flow increased primarily due to decreased purchases of rental equipment. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) decreased $148, or 17 percent, year-over-year.
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
Interest Rate Risk. As of June 30, 2019, we had an aggregate of $3.6 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 7 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of June 30, 2019 under these facilities. As of June 30, 2019, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $27 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2019, we had an aggregate of $8.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2019 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. As discussed in note 3 to the condensed consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the six months ended June 30, 2019, our foreign subsidiaries accounted for $386, or 9 percent, of our total revenue of $4.407 billion, and $14, or 2 percent, of our total pretax income of $571. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2019 to April 30, 2019	539,461	(1)	$130.07	538,236	—
May 1, 2019 to May 31, 2019	519,482	(1)	$135.13	518,138	—
June 1, 2019 to June 30, 2019	550,711	(1)	$127.45	549,182	—
Total	1,609,654		$130.81	1,605,556	$410,071,656

(1)
In April 2019, May 2019 and June 2019, 1,225, 1,344 and 1,529 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

4
Indenture for the 5.25% Senior Notes due 2030, dated as of May 10, 2019, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rental (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 10, 2019)

10(a)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, effective for grants of awards beginning in May 2019

10(b)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in May 2019‡

10(c)*	Employment Agreement, dated as of May 8, 2019, between United Rentals, Inc. and Matthew Flannery‡

10(d)
Assignment and Acceptance Agreement and Amendment No. 10 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 6 to Third Amended and Restated Purchase and Contribution Agreement, dated as of June 28, 2019, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, Fairway Finance Company, LLC, The Bank of Nova Scotia, PNC Bank, National Association, SunTrust Bank, MUFG Bank, Ltd. (formerly known as the Bank of Tokyo-Mitsubishi UFJ, Ltd.), Bank of Montreal and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 28, 2019)

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

UNITED RENTALS, INC.

Dated:	July 17, 2019	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 17, 2019	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer