Form 10-Q
period 2019-09-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2019-10-16
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of October 14, 2019, there were 75,155,939 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	6

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	6

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	8

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	9

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	11

	Notes to Unaudited Condensed Consolidated Financial Statements	12

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	55

Item 1A	Risk Factors	55

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6	Exhibits	56

	Signatures	57

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

•
our significant indebtedness (which totaled $11.7 billion at September 30, 2019) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$60	$43
Accounts receivable, net of allowance for doubtful accounts of $103 at September 30, 2019 and $93 at December 31, 2018	1,595	1,545
Inventory	130	109
Prepaid expenses and other assets	96	64
Total current assets	1,881	1,761
Rental equipment, net	10,164	9,600
Property and equipment, net	587	614
Goodwill	5,143	5,058
Other intangible assets, net	961	1,084
Operating lease right-of-use assets (note 8)	650	—
Other long-term assets	19	16
Total assets	$19,405	$18,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$973	$903
Accounts payable	839	536
Accrued expenses and other liabilities	831	677
Total current liabilities	2,643	2,116
Long-term debt	10,691	10,844
Deferred taxes	1,800	1,687
Operating lease liabilities (note 8)	522	—
Other long-term liabilities	99	83
Total liabilities	15,755	14,730
Common stock—$0.01 par value, 500,000,000 shares authorized, 113,778,857 and 75,750,691 shares issued and outstanding, respectively, at September 30, 2019 and 112,907,209 and 79,872,956 shares issued and outstanding, respectively, at December 31, 2018	1	1
Additional paid-in capital	2,429	2,408
Retained earnings	4,937	4,101
Treasury stock at cost—38,028,166 and 33,034,253 shares at September 30, 2019 and December 31, 2018, respectively	(3,500)	(2,870)
Accumulated other comprehensive loss	(217)	(237)
Total stockholders’ equity	3,650	3,403
Total liabilities and stockholders’ equity	$19,405	$18,133
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Equipment rentals	$2,147	$1,861	$5,902	$4,951
Sales of rental equipment	198	140	587	478
Sales of new equipment	67	54	189	140
Contractor supplies sales	27	24	78	66
Service and other revenues	49	37	139	106
Total revenues	2,488	2,116	6,895	5,741
Cost of revenues:
Cost of equipment rentals, excluding depreciation	813	671	2,324	1,883
Depreciation of rental equipment	417	343	1,211	988
Cost of rental equipment sales	122	83	363	282
Cost of new equipment sales	58	46	163	121
Cost of contractor supplies sales	18	15	54	43
Cost of service and other revenues	27	20	75	58
Total cost of revenues	1,455	1,178	4,190	3,375
Gross profit	1,033	938	2,705	2,366
Selling, general and administrative expenses	273	265	824	736
Merger related costs	—	11	1	14
Restructuring charge	2	9	16	15
Non-rental depreciation and amortization	102	75	311	213
Operating income	656	578	1,553	1,388
Interest expense, net	147	118	478	339
Other income, net	(1)	—	(6)	(2)
Income before provision for income taxes	510	460	1,081	1,051
Provision for income taxes	119	127	245	265
Net income	$391	$333	$836	$786
Basic earnings per share	$5.10	$4.05	$10.70	$9.44
Diluted earnings per share	$5.08	$4.01	$10.66	$9.34
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$391	$333	$836	$786
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(23)	18	19	(28)
Fixed price diesel swaps	—	—	1	1
Other comprehensive income (loss)	(23)	18	20	(27)
Comprehensive income (1)	$368	$351	$856	$759

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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended September 30, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at June 30, 2019	77	$1	$2,415	$4,546	36	$(3,290)	$(194)
Net income				391
Foreign currency translation adjustments							(23)
Stock compensation expense, net	1		14
Repurchase of common stock	(2)				2	(210)
Balance at September 30, 2019	76	$1	$2,429	$4,937	38	$(3,500)	$(217)

	Three Months Ended September 30, 2018
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at June 30, 2018	83	$1	$2,351	$3,458	30	$(2,450)	$(196)
Net income				333
Foreign currency translation adjustments							18
Stock compensation expense, net	—		30
Shares repurchased and retired			(1)
Repurchase of common stock	(1)				1	(210)
Balance at September 30, 2018	82	$1	$2,380	$3,791	31	$(2,660)	$(178)

	Nine Months Ended September 30, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				836
Foreign currency translation adjustments							19
Fixed price diesel swaps							1
Stock compensation expense, net	1		45
Exercise of common stock options			10
Shares repurchased and retired			(34)
Repurchase of common stock	(5)				5	(630)
Balance at September 30, 2019	76	$1	$2,429	$4,937	38	$(3,500)	$(217)

	Nine Months Ended September 30, 2018
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				786
Foreign currency translation adjustments							(28)
Fixed price diesel swaps							1
Stock compensation expense, net	1		73
Exercise of common stock options			2
Shares repurchased and retired			(51)
Repurchase of common stock	(3)				3	(555)
Balance at September 30, 2018	82	$1	$2,380	$3,791	31	$(2,660)	$(178)

(1)Common stock outstanding decreased by less than 5 million net shares during the year ended December 31, 2018.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$836	$786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,522	1,201
Amortization of deferred financing costs and original issue discounts	11	9
Gain on sales of rental equipment	(224)	(196)
Gain on sales of non-rental equipment	(3)	(4)
Gain on insurance proceeds from damaged equipment	(18)	(18)
Stock compensation expense, net	45	73
Merger related costs	1	14
Restructuring charge	16	15
Loss on repurchase/redemption of debt securities and amendment of ABL facility	32	—
Increase in deferred taxes	117	190
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(30)	(131)
Increase in inventory	(17)	(23)
(Increase) decrease in prepaid expenses and other assets	(21)	31
Increase in accounts payable	301	238
Increase (decrease) in accrued expenses and other liabilities	14	(62)
Net cash provided by operating activities	2,582	2,123
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,974)	(1,962)
Purchases of non-rental equipment	(157)	(134)
Proceeds from sales of rental equipment	587	478
Proceeds from sales of non-rental equipment	26	13
Insurance proceeds from damaged equipment	18	18
Purchases of other companies, net of cash acquired	(247)	(805)
Purchases of investments	(2)	(1)
Net cash used in investing activities	(1,749)	(2,393)
Cash Flows From Financing Activities:
Proceeds from debt	6,125	7,062
Payments of debt	(6,269)	(6,464)
Proceeds from the exercise of common stock options	10	2
Common stock repurchased	(664)	(606)
Payments of financing costs	(18)	(1)
Net cash used in financing activities	(816)	(7)
Effect of foreign exchange rates	—	(10)
Net increase (decrease) in cash and cash equivalents	17	(287)
Cash and cash equivalents at beginning of period	43	352
Cash and cash equivalents at end of period	$60	$65
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$96	$50
Cash paid for interest	480	379

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

New Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective or prospective adoption. This guidance does not apply to receivables arising from operating leases. As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 78 percent of our total revenues for the nine months ended September 30, 2019). We expect to adopt this guidance when effective, and the impact on our financial statements, while limited to our non-operating lease receivables, is not currently estimable, as it will depend on market conditions and our forecast expectations upon, and following, adoption.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Owned equipment rentals	$1,831	$—	$1,831	$1,589	$—	$1,589
Re-rent revenue	41	—	41	41	—	41
Ancillary and other rental revenues:
Delivery and pick-up	—	156	156	—	132	132
Other	95	24	119	78	21	99
Total ancillary and other rental revenues	95	180	275	78	153	231
Total equipment rentals	1,967	180	2,147	1,708	153	1,861
Sales of rental equipment	—	198	198	—	140	140
Sales of new equipment	—	67	67	—	54	54
Contractor supplies sales	—	27	27	—	24	24
Service and other revenues	—	49	49	—	37	37
Total revenues	$1,967	$521	$2,488	$1,708	$408	$2,116

	Nine Months Ended September 30,
		2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Owned equipment rentals	$5,029	$—	$5,029	$4,260	$—	$4,260
Re-rent revenue	113	—	113	95	—	95
Ancillary and other rental revenues:
Delivery and pick-up	—	418	418	—	336	336
Other	262	80	342	198	62	260
Total ancillary and other rental revenues	262	498	760	198	398	596
Total equipment rentals	5,404	498	5,902	4,553	398	4,951
Sales of rental equipment	—	587	587	—	478	478
Sales of new equipment	—	189	189	—	140	140
Contractor supplies sales	—	78	78	—	66	66
Service and other revenues	—	139	139	—	106	106
Total revenues	$5,404	$1,491	$6,895	$4,553	$1,188	$5,741

Revenues by reportable segment and geographical market are presented in notes 4 and 11 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2019, 79 percent and 91 percent of total revenues, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 4 and 11, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 73 percent of total revenues for the nine months ended September 30, 2019) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842/840 and Topic 606) of $59 and $56 as of September 30, 2019 and December 31, 2018, respectively.
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
Sales of rental equipment, new equipment and contractor supplies are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is probable.
Service and other revenues primarily represent revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). Service revenue is recognized as the services are performed.

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 78 percent of our total revenues for the nine months ended September 30, 2019). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842 (Topic 840 for 2018).
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the nine months ended September 30, 2019, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at September 30, 2019 and December 31, 2018. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowances for doubtful accounts reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the nine months ended September 30, 2019 and 2018, we recognized total additions, excluding acquisitions, to our allowances for doubtful accounts of $33 and $27, respectively, primarily 1) as a reduction to equipment rental revenue or 2) as bad debt expense within selling, general and administrative expenses in our condensed consolidated statements of income.

We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or nine months ended September 30, 2019 or 2018 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and nine months ended September 30, 2019 and 2018 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019.

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

Contract estimates and judgments
Our revenues accounted for under Topic 606 generally do not require significant estimates or judgments, primarily for the following reasons:

•	The transaction price is generally fixed and stated in our contracts;

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
The following table summarizes the fair values of the assets acquired and liabilities assumed.

Accounts receivable, net of allowance for doubtful accounts (1)	$74
Inventory	4
Rental equipment	268
Property and equipment	25
Intangibles (2)	171
Other assets	3
Total identifiable assets acquired	545
Current liabilities	(60)
Deferred taxes	(13)
Total liabilities assumed	(73)
Net identifiable assets acquired	472
Goodwill (3)	248
Net assets acquired	$720
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
The three and nine months ended September 30, 2019 include BakerCorp acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BakerCorp locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BakerCorp since the acquisition date. The impact of the BakerCorp acquisition on our equipment rentals revenue is primarily reflected in the increases in average OEC of 18.1 percent and 21.5 percent for the three and nine months ended September 30, 2019, respectively. Such increases include the impact of the acquisition of BlueLine discussed below.
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
The aggregate consideration paid was approximately $2.069 billion. The acquisition and related fees and expenses were funded through borrowings under a new $1 billion senior secured term loan credit facility (the “term loan facility”) and the issuance of $1.1 billion principal amount of 6 1/2 percent Senior Notes due 2026.
The following table summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$117
Inventory	7
Rental equipment	1,078
Property and equipment	71
Intangibles (customer relationships) (2)	230
Other assets	45
Total identifiable assets acquired	1,548
Short-term debt and current maturities of long-term debt (3)	(12)
Current liabilities	(135)
Long-term debt (3)	(25)
Other long-term liabilities	(4)
Total liabilities assumed	(176)
Net identifiable assets acquired	1,372
Goodwill (4)	697
Net assets acquired	$2,069
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
The three and nine months ended September 30, 2019 include BlueLine acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BlueLine locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BlueLine since the acquisition date. The impact of the BlueLine acquisition on our equipment rentals revenue is primarily reflected in the increases in average OEC of 18.1 percent and 21.5 percent for the three and nine months ended September 30, 2019, respectively. Such increases include the impact of the acquisition of BakerCorp discussed above.
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

	Three Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2018
	United Rentals	BlueLine	BakerCorp	Total	United Rentals	BlueLine	BakerCorp	Total
Historic/pro forma revenues	$2,116	$219	$28	$2,363	$5,741	$601	$184	$6,526
Historic/combined pretax income (loss)	460	—	(63)	397	1,051	(30)	(84)	937
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		(2)	(2)	(4)		(5)	(8)	(13)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		(5)	—	(5)		(13)	—	(13)
Intangible asset amortization (3)		(20)	(4)	(24)		(58)	(24)	(82)
Interest expense (4)		(28)	(2)	(30)		(82)	(14)	(96)
Elimination of historic interest (5)		32	9	41		95	30	125
Elimination of merger related costs (6)		3	65	68		5	66	71
Restructuring charges (7)		(3)	5	2		(26)	(4)	(30)
Pro forma pretax income				$445				$899
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
(6) Merger related costs primarily comprised of financial and legal advisory fees associated with the BakerCorp and BlueLine acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The adjustments for BakerCorp for the three and nine months ended September 30, 2018 include $57 of merger related costs recognized by BakerCorp prior to the acquisition. The adjustments for BlueLine for the three and nine months ended September 30, 2018 include $2 and $4, respectively, of merger related costs recognized by BlueLine prior to the acquisition.
(7) We expect to recognize restructuring charges primarily comprised of severance costs and branch closure charges associated with the acquisitions over a period of approximately one year following the acquisition dates, which, for the pro forma presentation, was January 1, 2018. The adjustments above reflect the timing of the actual restructuring charges following

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

the acquisitions (the pro forma restructuring charges above for the three and nine months ended September 30, 2018 reflect the actual restructuring charges recognized during the three and nine months following the acquisitions). As discussed in note 5 to the condensed consolidated financial statement, we expect to complete the BakerCorp/BlueLine restructuring program in 2019, and do not expect to incur significant additional expenses in connection with the program.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Segment Information
Our reportable segments are i) general rentals and ii) trench, power and fluid solutions. Our regions discussed below, which are our operating segments, are aggregated into our reportable segments. We believe that the regions that are aggregated into our reportable segments have similar economic characteristics, as each region is capital intensive, offers similar products to similar customers, uses similar methods to distribute its products, and is subject to similar competitive risks. The aggregation of our regions also reflects the management structure that we use for making operating decisions and assessing performance. We evaluate segment performance primarily based on segment equipment rentals gross profit.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2019
Equipment rentals	$1,642	$505	$2,147
Sales of rental equipment	183	15	198
Sales of new equipment	60	7	67
Contractor supplies sales	17	10	27
Service and other revenues	42	7	49
Total revenue	1,944	544	2,488
Depreciation and amortization expense	426	93	519
Equipment rentals gross profit	671	246	917
Three Months Ended September 30, 2018
Equipment rentals	$1,444	$417	$1,861
Sales of rental equipment	130	10	140
Sales of new equipment	50	4	54
Contractor supplies sales	17	7	24
Service and other revenues	33	4	37
Total revenue	1,674	442	2,116
Depreciation and amortization expense	351	67	418
Equipment rentals gross profit	629	218	847
Nine Months Ended September 30, 2019
Equipment rentals	$4,592	$1,310	$5,902
Sales of rental equipment	541	46	587
Sales of new equipment	167	22	189
Contractor supplies sales	53	25	78
Service and other revenues	119	20	139
Total revenue	5,472	1,423	6,895
Depreciation and amortization expense	1,254	268	1,522
Equipment rentals gross profit	1,765	602	2,367
Capital expenditures	1,800	331	2,131
Nine Months Ended September 30, 2018
Equipment rentals	$3,977	$974	$4,951
Sales of rental equipment	446	32	478
Sales of new equipment	125	15	140
Contractor supplies sales	50	16	66
Service and other revenues	95	11	106
Total revenue	4,693	1,048	5,741
Depreciation and amortization expense	1,022	179	1,201
Equipment rentals gross profit	1,598	482	2,080
Capital expenditures	1,845	251	2,096

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2019	December 31, 2018
Total reportable segment assets
General rentals	$16,383	$15,597
Trench, power and fluid solutions	3,022	2,536
Total assets	$19,405	$18,133

 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total equipment rentals gross profit	$917	$847	$2,367	$2,080
Gross profit from other lines of business	116	91	338	286
Selling, general and administrative expenses	(273)	(265)	(824)	(736)
Merger related costs	—	(11)	(1)	(14)
Restructuring charge	(2)	(9)	(16)	(15)
Non-rental depreciation and amortization	(102)	(75)	(311)	(213)
Interest expense, net	(147)	(118)	(478)	(339)
Other income, net	1	—	6	2
Income before provision for income taxes	$510	$460	$1,081	$1,051

5. Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such restructuring program was initiated in 2008, we have completed four restructuring programs and have incurred total restructuring charges of $331.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of September 30, 2019, the total liability associated with the closed restructuring programs was $12.
BakerCorp/BlueLine Restructuring Program
In the third quarter of 2018, we initiated a restructuring program following the closing of the BakerCorp acquisition discussed in note 3 to the condensed consolidated financial statements. The restructuring program also includes actions undertaken associated with the BlueLine acquisition discussed in note 3 to the condensed consolidated financial statements. We expect to complete the restructuring program in 2019, and do not expect to incur significant additional expenses in connection with the program.
The table below provides certain information concerning restructuring activity under the BakerCorp/BlueLine restructuring program during the nine months ended September 30, 2019:

	Reserve Balance at	Charged to Costs and Expenses (1)	Payments and Other	Reserve Balance at
	December 31, 2018			September 30, 2019
Branch closure charges	$3	$14	$(5)	$12
Severance and other	9	6	(13)	2
Total	$12	$20	$(18)	$14

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

6. Fair Value Measurements
As of September 30, 2019 and December 31, 2018, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance/capital leases (the classification of such leases changed upon adoption of a new lease accounting standard, as explained further in note 8 to the condensed consolidated financial statements) approximated their book values as of September 30, 2019 and December 31, 2018. The estimated fair values of our financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2019 and December 31, 2018 have been calculated based upon available market information, and were as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,008	$8,455	$8,102	$7,632

7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2019	December 31, 2018
Accounts Receivable Securitization Facility expiring 2020 (1) (2)	$925	$850
$3.75 billion ABL Facility expiring 2024 (1) (3)	1,630	1,685
Term loan facility expiring 2025 (1)	981	988
4 5/8 percent Senior Secured Notes due 2023	995	994
5 3/4 percent Senior Notes due 2024 (4)	—	842
5 1/2 percent Senior Notes due 2025	795	794
4 5/8 percent Senior Notes due 2025	742	741
5 7/8 percent Senior Notes due 2026	999	999
6 1/2 percent Senior Notes due 2026	1,088	1,087
5 1/2 percent Senior Notes due 2027	992	991
4 7/8 percent Senior Notes due 2028 (5)	1,652	1,650
4 7/8 percent Senior Notes due 2028 (5)	4	4
5 1/4 percent Senior Notes due 2030 (6)	741	—
Finance leases (7)	120	—
Capital leases (7)	—	122
Total debt	11,664	11,747
Less short-term portion (8)	(973)	(903)
Total long-term debt	$10,691	$10,844
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the nine months ended September 30, 2019. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,051	$50	$—
Letters of credit	57
Interest rate at September 30, 2019	3.4%	2.9%	3.8%
Average month-end debt outstanding	1,585	914	994
Weighted-average interest rate on average debt outstanding	3.8%	3.2%	4.1%
Maximum month-end debt outstanding	1,691	967	998

(2)
In June 2019, the accounts receivable securitization facility was amended, primarily to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. The facility expires on June 26, 2020. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2019, there were $1.050 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.

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

(8)	As of September 30, 2019, our short-term debt primarily reflects $925 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of September 30, 2019, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenues, which accounted for 86 percent of total revenues for the nine months ended September 30, 2019, were accounted for under the previous lease accounting standard through December 31, 2018 and are accounted for under Topic 842 following adoption. There were no significant changes to our revenue accounting upon adoption of Topic 842. See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases. This information is only presented as of, and for the three and nine months ended, September 30, 2019 because, as noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$650
Finance lease assets	Rental equipment	276
	Less accumulated depreciation	(90)
	Rental equipment, net	186
	Property and equipment, net:
	Non-rental vehicles	8
	Buildings	16
	Less accumulated depreciation and amortization	(19)
	Property and equipment, net	5
Total leased assets		841
Liabilities
Current
Operating	Accrued expenses and other liabilities	174
Finance	Short-term debt and current maturities of long-term debt	38
Long-term
Operating	Operating lease liabilities	522
Finance	Long-term debt	82
Total lease liabilities		$816

Lease cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$95	$270
	Selling, general and administrative expenses	3	8
	Restructuring charge	1	14
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	7	21
	Non-rental depreciation and amortization	1	2
Interest on lease liabilities	Interest expense, net	2	5
Sublease income (2)		(42)	(114)
Net lease cost		$67	$206
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the three and nine months ended, September 30, 2019 includes $40 and $103, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Maturity of lease liabilities (as of September 30, 2019)	Operating leases (1)	Finance leases (2)
2019	$53	$12
2020	199	42
2021	170	42
2022	130	18
2023	96	6
Thereafter	137	7
Total	785	127
Less amount representing interest	(89)	(7)
Present value of lease liabilities	$696	$120
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of September 30, 2019. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8
Finance leases	3.4
Weighted-average discount rate
Operating leases	4.8%
Finance leases	4.0%

Other information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$151
Operating cash flows from finance leases	5
Financing cash flows from finance leases	35
Leased assets obtained in exchange for new operating lease liabilities	147
Leased assets obtained in exchange for new finance lease liabilities	$36

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income available to common stockholders	$391	$333	836	786
Denominator:
Denominator for basic earnings per share—weighted-average common shares	76,699	82,344	78,111	83,345
Effect of dilutive securities:
Employee stock options	30	372	144	389
Restricted stock units	128	456	186	477
Denominator for diluted earnings per share—adjusted weighted-average common shares	76,857	83,172	78,441	84,211
Basic earnings per share	$5.10	$4.05	$10.70	$9.44
Diluted earnings per share	$5.08	$4.01	$10.66	$9.34

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
Covenants in the ABL, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of September 30, 2019, the amount available for distribution under the most restrictive of these covenants was $702. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of September 30, 2019, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $2.809 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$35	$—	$25	$—	$—	$60
Accounts receivable, net	—	—	—	159	1,436	—	1,595
Intercompany receivable (payable)	2,107	(1,980)	(111)	(16)	—	—	—
Inventory	—	118	—	12	—	—	130
Prepaid expenses and other assets	—	80	—	16	—	—	96
Total current assets	2,107	(1,747)	(111)	196	1,436	—	1,881
Rental equipment, net	—	9,370	—	794	—	—	10,164
Property and equipment, net	65	389	82	51	—	—	587
Investments in subsidiaries	1,488	1,675	1,033	—	—	(4,196)	—
Goodwill	—	4,760	—	383	—	—	5,143
Other intangible assets, net	—	895	—	66	—	—	961
Operating lease right-of-use assets	—	193	387	70	—	—	650
Other long-term assets	11	8	—	—	—	—	19
Total assets	$3,671	$15,543	$1,391	$1,560	$1,436	$(4,196)	$19,405
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$—	$46	$—	$2	$925	$—	$973
Accounts payable	—	751	—	88	—	—	839
Accrued expenses and other liabilities	—	661	115	53	2	—	831
Total current liabilities	—	1,458	115	143	927	—	2,643
Long-term debt	—	10,656	8	27	—	—	10,691
Deferred taxes	21	1,692	—	87	—	—	1,800
Operating lease liabilities	—	151	313	58	—	—	522
Other long-term liabilities	—	98	—	1	—	—	99
Total liabilities	21	14,055	436	316	927	—	15,755
Total stockholders’ equity (deficit)	3,650	1,488	955	1,244	509	(4,196)	3,650
Total liabilities and stockholders’ equity (deficit)	$3,671	$15,543	$1,391	$1,560	$1,436	$(4,196)	$19,405

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,971	$—	$176	$—	$—	$2,147
Sales of rental equipment	—	181	—	17	—	—	198
Sales of new equipment	—	60	—	7	—	—	67
Contractor supplies sales	—	24	—	3	—	—	27
Service and other revenues	—	46	—	3	—	—	49
Total revenues	—	2,282	—	206	—	—	2,488
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	737	—	76	—	—	813
Depreciation of rental equipment	—	378	—	39	—	—	417
Cost of rental equipment sales	—	113	—	9	—	—	122
Cost of new equipment sales	—	52	—	6	—	—	58
Cost of contractor supplies sales	—	16	—	2	—	—	18
Cost of service and other revenues	—	26	—	1	—	—	27
Total cost of revenues	—	1,322	—	133	—	—	1,455
Gross profit	—	960	—	73	—	—	1,033
Selling, general and administrative expenses	(7)	251	—	25	4	—	273
Merger related costs	—	—	—	—	—	—	—
Restructuring charge	—	2	—	—	—	—	2
Non-rental depreciation and amortization	4	89	—	9	—	—	102
Operating income (loss)	3	618	—	39	(4)	—	656
Interest (income) expense, net	(18)	158	—	—	7	—	147
Other (income) expense, net	(201)	230	—	15	(45)	—	(1)
Income before provision for income taxes	222	230	—	24	34	—	510
Provision for income taxes	56	48	—	6	9	—	119
Income before equity in net earnings (loss) of subsidiaries	166	182	—	18	25	—	391
Equity in net earnings (loss) of subsidiaries	225	43	12	—	—	(280)	—
Net income (loss)	391	225	12	18	25	(280)	391
Other comprehensive (loss) income	(23)	(23)	(12)	(21)	—	56	(23)
Comprehensive income (loss)	$368	$202	$—	$(3)	$25	$(224)	$368

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$5,407	$—	$494	$1	$—	$5,902
Sales of rental equipment	—	535	—	52	—	—	587
Sales of new equipment	—	166	—	23	—	—	189
Contractor supplies sales	—	70	—	8	—	—	78
Service and other revenues	—	124	—	15	—	—	139
Total revenues	—	6,302	—	592	1	—	6,895
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	2,086	—	237	1	—	2,324
Depreciation of rental equipment	—	1,109	—	102	—	—	1,211
Cost of rental equipment sales	—	334	—	29	—	—	363
Cost of new equipment sales	—	143	—	20	—	—	163
Cost of contractor supplies sales	—	49	—	5	—	—	54
Cost of service and other revenues	—	67	—	8	—	—	75
Total cost of revenues	—	3,788	—	401	1	—	4,190
Gross profit	—	2,514	—	191	—	—	2,705
Selling, general and administrative expenses	14	693	—	84	33	—	824
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	17	—	(1)	—	—	16
Non-rental depreciation and amortization	14	271	—	26	—	—	311
Operating (loss) income	(28)	1,532	—	82	(33)	—	1,553
Interest (income) expense, net	(51)	506	—	—	23	—	478
Other (income) expense, net	(560)	640	—	44	(130)	—	(6)
Income before provision for income taxes	583	386	—	38	74	—	1,081
Provision for income taxes	132	90	—	4	19	—	245
Income before equity in net earnings (loss) of subsidiaries	451	296	—	34	55	—	836
Equity in net earnings (loss) of subsidiaries	385	89	24	—	—	(498)	—
Net income (loss)	836	385	24	34	55	(498)	836
Other comprehensive income (loss)	20	20	30	20	—	(70)	20
Comprehensive income (loss)	$856	$405	$54	$54	$55	$(568)	$856

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$21	$2,403	$—	$151	$7	$—	$2,582
Net cash used in investing activities	(21)	(1,592)	—	(136)	—	—	(1,749)
Net cash used in financing activities	—	(777)	—	(32)	(7)	—	(816)
Net increase (decrease) in cash and cash equivalents	—	34	—	(17)	—	—	17
Cash and cash equivalents at beginning of period	—	1	—	42	—	—	43
Cash and cash equivalents at end of period	$—	$35	$—	$25	$—	$—	$60
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2018

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$22	$2,354	$(1)	$(50)	$(202)	$—	$2,123
Net cash used in investing activities	(22)	(2,259)	—	(112)	—	—	(2,393)
Net cash (used in) provided by financing activities	—	(101)	1	(109)	202	—	(7)
Effect of foreign exchange rates	—	—	—	(10)	—	—	(10)
Net decrease in cash and cash equivalents	—	(6)	—	(281)	—	—	(287)
Cash and cash equivalents at beginning of period	—	23	—	329	—	—	352
Cash and cash equivalents at end of period	$—	$17	$—	$48	$—	$—	$65

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,183 rental locations in the United States, Canada and Europe. As discussed in note 3 to the condensed consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $15.0 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2019.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2019, we have continued our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

Financial Overview
In 2019, we took the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Issued $750 principal amount of 5 1/4 percent Senior Notes due 2030;

•	Redeemed all of our 5 3/4 percent Senior Notes;

•	Amended and extended our ABL facility, including an increase in the facility size from $3.0 billion to $3.75 billion; and

•	Amended and extended our accounts receivable securitization facility.
As of September 30, 2019, we had available liquidity of $2.161 billion, including cash and cash equivalents of $60.
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$391	$333	$836	$786
Diluted earnings per share	$5.08	$4.01	$10.66	$9.34
Net income and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Tax rate applied to items below	25.1%		25.4%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$(7)	$(0.09)	$(1)	$(0.01)	$(10)	$(0.12)
Merger related intangible asset amortization (2)	(47)	(0.63)	(35)	(0.42)	(148)	(1.90)	(99)	(1.18)
Impact on depreciation related to acquired fleet and property and equipment (3)	(5)	(0.07)	(1)	(0.02)	(26)	(0.33)	(16)	(0.19)
Impact of the fair value mark-up of acquired fleet (4)	(11)	(0.14)	(10)	(0.11)	(43)	(0.55)	(40)	(0.47)
Restructuring charge (5)	(2)	(0.02)	(7)	(0.09)	(12)	(0.15)	(11)	(0.13)
Asset impairment charge (6)	(2)	(0.02)	—	—	(5)	(0.06)	—	—
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	—	—	—	(24)	(0.30)	—	—

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$391	$333	$836	$786
Provision for income taxes	119	127	245	265
Interest expense, net	147	118	478	339
Depreciation of rental equipment	417	343	1,211	988
Non-rental depreciation and amortization	102	75	311	213
EBITDA	$1,176	$996	$3,081	$2,591
Merger related costs (1)	—	11	1	14
Restructuring charge (2)	2	9	16	15
Stock compensation expense, net (3)	14	30	45	73
Impact of the fair value mark-up of acquired fleet (4)	15	13	58	53
Adjusted EBITDA	$1,207	$1,059	$3,201	$2,746

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$2,582	$2,123
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(11)	(9)
Gain on sales of rental equipment	224	196
Gain on sales of non-rental equipment	3	4
Gain on insurance proceeds from damaged equipment	18	18
Merger related costs (1)	(1)	(14)
Restructuring charge (2)	(16)	(15)
Stock compensation expense, net (3)	(45)	(73)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	(32)	—
Changes in assets and liabilities	(217)	(68)
Cash paid for interest	480	379
Cash paid for income taxes, net	96	50
EBITDA	$3,081	$2,591
Add back:
Merger related costs (1)	1	14
Restructuring charge (2)	16	15
Stock compensation expense, net (3)	45	73
Impact of the fair value mark-up of acquired fleet (4)	58	53
Adjusted EBITDA	$3,201	$2,746
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

For the three months ended September 30, 2019, EBITDA increased $180, or 18.1 percent, and adjusted EBITDA increased $148, or 14.0 percent. For the three months ended September 30, 2019, EBITDA margin increased 20 basis points to 47.3 percent, and adjusted EBITDA margin decreased 150 basis points to 48.5 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of BakerCorp in July 2018 and BlueLine in October 2018, and EBITDA and adjusted EBITDA for 2019 include the impact of BakerCorp and BlueLine. The decrease in the adjusted EBITDA margin primarily reflects i) the impact of the BakerCorp and BlueLine acquisitions, ii) changes in revenue mix and iii) increased operating costs. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance and delivery expenses, which increased 27.3 percent and 22.5 percent, respectively, both of which exceeded the total revenue increase of 17.6 percent.
For the nine months ended September 30, 2019, EBITDA increased $490, or 18.9 percent, and adjusted EBITDA increased $455, or 16.6 percent. For the nine months ended September 30, 2019, EBITDA margin decreased 40 basis points to 44.7 percent, and adjusted EBITDA margin decreased 140 basis points to 46.4 percent. As discussed in note 3 to our condensed consolidated financial statements, we completed the acquisitions of BakerCorp in July 2018 and BlueLine in October 2018, and EBITDA and adjusted EBITDA for 2019 include the impact of BakerCorp and BlueLine. The decrease in the adjusted EBITDA margin primarily reflects i) the impact of the BakerCorp and BlueLine acquisitions, ii) changes in revenue mix and iii)

increased operating costs. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance, which increased 25.7 percent, which exceeded the total revenue increase of 20.1 percent.
Revenues were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Equipment rentals*	$2,147	$1,861	15.4%	$5,902	$4,951	19.2%
Sales of rental equipment	198	140	41.4%	587	478	22.8%
Sales of new equipment	67	54	24.1%	189	140	35.0%
Contractor supplies sales	27	24	12.5%	78	66	18.2%
Service and other revenues	49	37	32.4%	139	106	31.1%
Total revenues	$2,488	$2,116	17.6%	$6,895	$5,741	20.1%
*Equipment rentals variance components:
Year-over-year change in average OEC			18.1%			21.5%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			(1.3)%			(1.9)%
Contribution from ancillary and re-rent revenue (3)			0.1%			1.1%
Total change in equipment rentals			15.4%			19.2%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC			4.4%			5.2%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			1.7%			1.4%
Contribution from ancillary and re-rent revenue (3)			(0.4)%			0.2%
Total change in equipment rentals			4.2%			5.3%
 ___________________

(1)	Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.

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
For the three months ended September 30, 2019, total revenues of $2.488 billion increased 17.6 percent compared with 2018. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the three months ended September 30, 2019). Equipment rentals increased 15.4 percent, primarily due to an 18.1 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements. As explained further above, fleet productivity is a measure of the decisions made to optimize the balance of rental rates, time utilization and mix to produce revenue and drive efficient growth. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 4.2 percent, primarily due to a 4.4 percent increase in average OEC and a fleet productivity increase of 1.7 percent, partially offset by the impact of inflation. Sales of rental equipment increased 41.4 percent primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.
For the nine months ended September 30, 2019, total revenues of $6.895 billion increased 20.1 percent compared with 2018. Equipment rentals increased 19.2 percent, primarily due to a 21.5 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 5.3 percent, primarily due to a 5.2 percent increase in average OEC and a fleet productivity increase of 1.4 percent, partially offset by the impact of inflation. Sales of rental equipment increased 22.8 percent primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended September 30, 2019, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 19 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2019
Equipment rentals	$1,642	$505	$2,147
Sales of rental equipment	183	15	198
Sales of new equipment	60	7	67
Contractor supplies sales	17	10	27
Service and other revenues	42	7	49
Total revenue	$1,944	$544	$2,488
Three Months Ended September 30, 2018
Equipment rentals	$1,444	$417	$1,861
Sales of rental equipment	130	10	140
Sales of new equipment	50	4	54
Contractor supplies sales	17	7	24
Service and other revenues	33	4	37
Total revenue	$1,674	$442	$2,116
Nine Months Ended September 30, 2019
Equipment rentals	$4,592	$1,310	$5,902
Sales of rental equipment	541	46	587
Sales of new equipment	167	22	189
Contractor supplies sales	53	25	78
Service and other revenues	119	20	139
Total revenue	$5,472	$1,423	$6,895
Nine Months Ended September 30, 2018
Equipment rentals	$3,977	$974	$4,951
Sales of rental equipment	446	32	478
Sales of new equipment	125	15	140
Contractor supplies sales	50	16	66
Service and other revenues	95	11	106
Total revenue	$4,693	$1,048	$5,741

Equipment rentals. For the three months ended September 30, 2019, equipment rentals of $2.147 billion increased $286, or 15.4 percent, as compared to the same period in 2018, primarily due to an 18.1 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to our condensed consolidated financial statements. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 4.2 percent year-over-year, primarily due to a 4.4 percent increase in average OEC and a fleet productivity increase of 1.7 percent, partially offset by the impact of inflation. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. Equipment rentals represented 86 percent of total revenues for the three months ended September 30, 2019.

For the nine months ended September 30, 2019, equipment rentals of $5.902 billion increased $951, or 19.2 percent, as compared to the same period in 2018, primarily due to a 21.5 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to our condensed consolidated financial statements. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased

5.3 percent year-over-year, primarily due to a 5.2 percent increase in average OEC and a fleet productivity increase of 1.4 percent, partially offset by the impact of inflation. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2019.

For the three months ended September 30, 2019, general rentals equipment rentals increased $198, or 13.7 percent, as compared to the same period in 2018, primarily due to a 17.0 percent increase in average OEC, which includes the impact of the BlueLine acquisition. The equipment rentals increase was less than the average OEC increase primarily due to the impact of the BlueLine acquisition and decreases in time utilization in certain locations. Additionally, in 2019, we adopted an updated lease accounting standard (see note 8 to the condensed consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue which decreased equipment rentals revenue in 2019. On a pro forma basis including the standalone, pre-acquisition results of BlueLine, equipment rental revenue increased 1.6 percent year-over-year, primarily due to a 3.2 percent increase in average OEC, partially offset by the impact of inflation. For the three months ended September 30, 2019, equipment rentals represented 84 percent of total revenues for the general rentals segment.

For the nine months ended September 30, 2019, general rentals equipment rentals increased $615, or 15.5 percent, as compared to the same period in 2018, primarily due to an 18.5 percent increase in average OEC, which includes the impact of the BlueLine acquisition. The equipment rentals increase was less than the average OEC increase primarily due to 1) the impact of the BlueLine acquisition, 2) decreases in time utilization in certain locations and 3) the impact of the change in accounting for doubtful accounts discussed above. On a pro forma basis including the standalone, pre-acquisition results of BlueLine, equipment rental revenue increased 3.0 percent year-over-year, primarily due to a 4.1 percent increase in average OEC, partially offset by the impact of inflation. For the nine months ended September 30, 2019, equipment rentals represented 84 percent of total revenues for the general rentals segment.

For the three months ended September 30, 2019, trench, power and fluid solutions equipment rentals increased $88, or 21.1 percent, as compared to the same period in 2018, primarily reflecting the impact of acquisitions, including BakerCorp, and cold starts. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 13.9 percent year-over-year, primarily due to a 14.3 percent increase in average OEC. The pro forma increase in average OEC includes the impact of cold starts and acquisitions other than BakerCorp. For the three months ended September 30, 2019, equipment rentals represented 93 percent of total revenues for the trench, power and fluid solutions segment.

For the nine months ended September 30, 2019, trench, power and fluid solutions equipment rentals increased $336, or 34.5 percent, as compared to the same period in 2018, primarily reflecting the impact of acquisitions, including BakerCorp, and cold starts. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 14.3 percent year-over-year, primarily due to a 14.3 percent increase in average OEC. The pro forma increase in average OEC includes the impact of cold starts and acquisitions other than BakerCorp. For the nine months ended September 30, 2019, equipment rentals represented 92 percent of total revenues for the trench, power and fluid solutions segment.
Sales of rental equipment. For the nine months ended September 30, 2019, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2019, sales of rental equipment increased 41.4 percent and 22.8 percent, respectively, from the same periods in 2018. Sales of rental equipment for the three and nine months ended September 30, 2019 increased primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.
Sales of new equipment. For the nine months ended September 30, 2019, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2019, sales of new equipment increased 24.1 percent and 35.0 percent, respectively, from the same periods in 2018 primarily due to increased volume driven by broad-based demand.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2019, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and nine months ended September 30, 2019 increased 12.5 percent and 18.2 percent, respectively, from the same periods in 2018 primarily due to the impact of the BakerCorp acquisition.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2019, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2019, service and other revenues increased 32.4 percent and 31.1 percent, respectively, from the same periods in 2018, primarily reflecting an increased emphasis on this line of business and the impact of the BlueLine acquisition.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2019
Equipment Rentals Gross Profit	$671	$246	$917
Equipment Rentals Gross Margin	40.9%	48.7%	42.7%
Three Months Ended September 30, 2018
Equipment Rentals Gross Profit	$629	$218	$847
Equipment Rentals Gross Margin	43.6%	52.3%	45.5%
Nine Months Ended September 30, 2019
Equipment Rentals Gross Profit	$1,765	$602	$2,367
Equipment Rentals Gross Margin	38.4%	46.0%	40.1%
Nine Months Ended September 30, 2018
Equipment Rentals Gross Profit	$1,598	$482	$2,080
Equipment Rentals Gross Margin	40.2%	49.5%	42.0%

General rentals. For the three months ended September 30, 2019, equipment rentals gross profit increased by $42, primarily due to increased equipment rentals, including the impact of the BlueLine acquisition. As discussed above, equipment rentals increased 13.7 percent, primarily due to a 17.0 percent increase in average OEC, which includes the impact of the BlueLine acquisition. The equipment rentals increase was less than the average OEC increase primarily due to the impact of the BlueLine acquisition and decreases in time utilization in certain locations. Additionally, in 2019, we adopted an updated lease accounting standard (see note 8 to the condensed consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue which decreased equipment rentals revenue in 2019. Equipment rentals gross margin decreased 270 basis points from 2018, due primarily to the impact of the BlueLine acquisition and increased operating costs. Depreciation of rental equipment increased 19.6 percent, which exceeded the equipment rentals increase of 13.7 percent, and the BlueLine acquisition was a significant driver of the depreciation increase. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance and delivery expenses, which increased 27.0 percent and 19.6 percent, respectively. Additionally, the change in accounting for doubtful accounts discussed above decreased the equipment rentals gross margin in 2019.

For the nine months ended September 30, 2019, equipment rentals gross profit increased by $167, primarily due to increased equipment rentals, including the impact of the BlueLine acquisition. As discussed above, equipment rentals increased 15.5 percent, primarily due to an 18.5 percent increase in average OEC, which includes the impact of the BlueLine acquisition. The equipment rentals increase was less than the average OEC increase primarily due to 1) the impact of the BlueLine acquisition, 2) decreases in time utilization in certain locations and 3) the impact of the change in accounting for doubtful accounts discussed above. Equipment rentals gross margin decreased 180 basis points from 2018, due primarily to the impact of the BlueLine acquisition and increased operating costs. Depreciation of rental equipment increased 20.0 percent, which exceeded the equipment rentals increase of 15.5 percent, and the BlueLine acquisition was a significant driver of the depreciation increase. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance, which increased 22.2 percent. Additionally, the change in accounting for doubtful accounts discussed above decreased the equipment rentals gross margin in 2019.
Trench, power and fluid solutions. For the three months ended September 30, 2019, equipment rentals gross profit increased by $28 and equipment rentals gross margin decreased by 360 basis points from 2018. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 21.1 percent and average OEC increased 26.3 percent primarily due to the impact of acquisitions, including BakerCorp, and cold starts. The equipment rentals increase was less than the average OEC increase primarily due to the impact of the BakerCorp acquisition. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 13.9 percent year-over-year, primarily due to a 14.3 percent increase in average OEC. The decrease in the equipment rentals gross margin was primarily due to the impact of acquisitions, including BakerCorp, and cold starts, and, to a lesser extent, higher than anticipated operating costs including repairs and maintenance. The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment, although we expect that the margins will improve over time as we realize synergies following the acquisition.
For the nine months ended September 30, 2019, equipment rentals gross profit increased by $120 and equipment rentals gross margin decreased by 350 basis points from 2018. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 34.5 percent and average OEC increased 46.4 percent primarily due to the impact of acquisitions, including BakerCorp, and cold starts. The equipment rentals increase was less than the average OEC increase primarily due to the impact of the BakerCorp acquisition. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 14.3 percent year-over-year, primarily due to a 14.3 percent increase in average OEC. The decrease in the equipment rentals gross margin was primarily due to the impact of acquisitions, including BakerCorp, and cold starts, and, to a lesser extent, higher than anticipated operating costs including repairs and maintenance.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Total gross margin	41.5%	44.3%	(280) bps	39.2%	41.2%	(200) bps
Equipment rentals	42.7%	45.5%	(280) bps	40.1%	42.0%	(190) bps
Sales of rental equipment	38.4%	40.7%	(230) bps	38.2%	41.0%	(280) bps
Sales of new equipment	13.4%	14.8%	(140) bps	13.8%	13.6%	20 bps
Contractor supplies sales	33.3%	37.5%	(420) bps	30.8%	34.8%	(400) bps
Service and other revenues	44.9%	45.9%	(100) bps	46.0%	45.3%	70 bps

For the three months ended September 30, 2019, total gross margin decreased 280 basis points from the same period in 2018. Equipment rentals gross margin decreased 280 basis points year-over-year, due primarily to the impact of the BlueLine and BakerCorp acquisitions and increased operating costs. Depreciation of rental equipment increased 21.6 percent, which exceeded the equipment rentals increase of 15.4 percent, and the BlueLine and BakerCorp acquisitions were significant drivers of the depreciation increase. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance and delivery expenses, which increased 27.3 percent and 22.5 percent, respectively. Additionally, in 2019, we adopted an updated lease accounting standard (see note 8 to the condensed consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue which decreased equipment rentals gross margin in 2019. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 4.2 percent year-over-year, primarily due to a 4.4 percent increase in average OEC and a fleet productivity increase of 1.7 percent, partially offset by the impact of inflation. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. Gross margin from sales of rental equipment decreased 230 basis points from the same period in 2018 primarily due to changes in the mix of equipment sold and channel mix. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended September 30, 2019).

For the nine months ended September 30, 2019, total gross margin decreased 200 basis points from the same period in 2018. Equipment rentals gross margin decreased 190 basis points year-over-year, due primarily to the impact of the BlueLine and BakerCorp acquisitions and increased operating costs. Depreciation of rental equipment increased 22.6 percent, which exceeded the equipment rentals increase of 19.2 percent, and the BlueLine and BakerCorp acquisitions were significant drivers of the depreciation increase. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance expense, which increased 25.7 percent. Additionally, the change in accounting for doubtful accounts discussed above decreased the equipment rentals gross margin in 2019. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 5.3 percent year-over-year, primarily due to a 5.2 percent increase in average OEC and a fleet productivity increase of 1.4 percent, partially offset by the impact of inflation.

Gross margin from sales of rental equipment decreased 280 basis points from the same period in 2018 primarily due to lower margin sales of fleet acquired in the BlueLine acquisition and changes in the mix of equipment sold and channel mix. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2019).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Selling, general and administrative ("SG&A") expense	$273	$265	3.0%	$824	$736	12.0%
SG&A expense as a percentage of revenue	11.0%	12.5%	(150) bps	12.0%	12.8%	(80) bps
Merger related costs	—	11	(100.0)%	1	14	(92.9)%
Restructuring charge	2	9	(77.8)%	16	15	6.7%
Non-rental depreciation and amortization	102	75	36.0%	311	213	46.0%
Interest expense, net	147	118	24.6%	478	339	41.0%
Other income, net	(1)	—	—%	(6)	(2)	200.0%
Provision for income taxes	119	127	(6.3)%	245	265	(7.5)%
Effective tax rate	23.3%	27.6%	(430) bps	22.7%	25.2%	(250) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and nine months ended September 30, 2019 decreased from the same periods in 2018 primarily due to a reduction in stock compensation and bonuses as a percentage of revenue.
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
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increases in non-rental depreciation and amortization for the three and nine months ended September 30, 2019 primarily reflect the impact of the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements.
Interest expense, net for the three months ended September 30, 2019 increased year-over-year primarily due to the impact of higher average debt. Interest expense, net for the nine months ended September 30, 2019 included a loss of $32 primarily associated with the full redemption of our 5 3/4 percent Senior Notes. Excluding the impact of this loss, interest expense, net for the nine months ended September 30, 2019 increased year-over-year primarily due to the impact of higher averag

e debt. The year-over-year increases in average debt include the impact of the debt used to finance the BakerCorp and BlueLine acquisitions discussed in note 3 to the condensed consolidated financial statements.
The differences between the 2019 and 2018 effective tax rates and the federal statutory rate of 21 percent primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, and certain deductible and nondeductible charges. The year-over-year decreases in the effective tax rates primarily reflect the release of foreign tax credit valuation allowances in 2019 and 2018 transition tax adjustments associated with accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act of 2017.
Balance sheet. As discussed in note 8 to the condensed consolidated financial statement, in 2019, we adopted an updated lease accounting standard that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a transition method that does not require application to periods prior to adoption. Accrued expenses and other liabilities increased by $154, or 22.7 percent, from December 31, 2018 to September 30, 2019, primarily due to the accounting for operating leases under the updated accounting standard (accrued expenses and other liabilities as of September 30, 2019 includes $174 of current operating lease liabilities). Accounts payable increased by $303, or 56.5 percent, from December 31, 2018 to September 30, 2019, primarily due to a seasonal increase in capital expenditures.
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
Since 2012, we have repurchased a total of $2.45 billion of Holdings' common stock under four completed share repurchase programs. Additionally, in April 2018, our Board authorized a new $1.25 billion share repurchase program, which commenced in July 2018. As of September 30, 2019, we have repurchased $1.050 billion of Holdings' common stock under the $1.25 billion share repurchase program, which we intend to complete in 2019.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2019, we had cash and cash equivalents of $60. Cash equivalents at September 30, 2019 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2019:

ABL facility:
Borrowing capacity, net of letters of credit	$2,051
Outstanding debt, net of debt issuance costs	1,630
Interest rate at September 30, 2019	3.4%
Average month-end principal amount of debt outstanding	1,585
Weighted-average interest rate on average debt outstanding	3.8%
Maximum month-end principal amount of debt outstanding	1,691
Accounts receivable securitization facility:
Borrowing capacity	50
Outstanding debt, net of debt issuance costs	925
Interest rate at September 30, 2019	2.9%
Average month-end principal amount of debt outstanding	914
Weighted-average interest rate on average debt outstanding	3.2%
Maximum month-end principal amount of debt outstanding	967
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

To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 14, 2019 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2019, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial maintenance covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial maintenance covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2019, we (i) generated cash from operating activities of $2.582 billion and (ii) generated cash from the sale of rental and non-rental equipment of $613. We used cash during this period principally to (i) purchase rental and non-rental equipment of $2.131 billion, (ii) purchase other companies for $247, (iii) make debt payments, net of proceeds, of $144 and (iv) purchase shares of our common stock for $664. During the nine months ended September 30, 2018, we (i) generated cash from operating activities of $2.123 billion, (ii) generated cash from the sale of rental and non-rental equipment of $491 and (iii) received cash from debt proceeds, net of payments, of $598. We used cash during this period principally to (i) purchase rental and non-rental equipment of $2.096 billion, (ii) purchase other companies for $805 and (iii) purchase shares of our common stock for $606.
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

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$2,582	$2,123
Purchases of rental equipment	(1,974)	(1,962)
Purchases of non-rental equipment	(157)	(134)
Proceeds from sales of rental equipment	587	478
Proceeds from sales of non-rental equipment	26	13
Insurance proceeds from damaged equipment	18	18
Free cash flow	$1,082	$536

Free cash flow for the nine months ended September 30, 2019 was $1.082 billion, an increase of $546 as compared to $536 for the nine months ended September 30, 2018. Free cash flow increased primarily due to increased net cash provided by operating activities. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) decreased $97, or 7 percent, year-over-year.
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
Interest Rate Risk. As of September 30, 2019, we had an aggregate of $3.5 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 7 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of September 30, 2019 under these facilities. As of September 30, 2019, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $27 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2019, we had an aggregate of $8.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2019 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. As discussed in note 3 to the condensed consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the nine months ended September 30, 2019, our foreign subsidiaries accounted for $592, or 9 percent, of our total revenue of $6.895 billion, and $38, or 4 percent, of our total pretax income of $1.081 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2019 to July 31, 2019	546,936	(1)	$128.38	545,267	—
August 1, 2019 to August 31, 2019	620,191	(1)	$113.35	617,725	—
September 1, 2019 to September 30, 2019	557,911	(1)	$125.89	556,004	—
Total	1,725,038		$122.17	1,718,996	$200,071,794

(1)
In July 2019, August 2019 and September 2019, 1,669, 2,466 and 1,907 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

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

UNITED RENTALS, INC.

Dated:	October 16, 2019	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 16, 2019	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer