Form 10-K
period 2019-12-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2020-01-29
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2019 there were 77,431,831 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2019 was approximately $9.10 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $132.63.

As of January 27, 2020, there were 74,375,477 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2020 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 24, 2020, are incorporated by reference into Part III of this annual report.

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

•
our significant indebtedness (which totaled $11.4 billion at December 31, 2019) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

1

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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2020.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, operates throughout the United States and Canada, and has a limited presence in Europe. The table below presents key information about our business as of and for the years ended December 31, 2019 and 2018. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. As discussed in note 4 to the consolidated financial statements, we completed the acquisitions of BakerCorp International Holdings, Inc. (“BakerCorp”) and Vander Holding Corporation and its subsidiaries ("BlueLine") in July 2018 and October 2018, respectively. The results of BakerCorp and BlueLine subsequent to their acquisition dates are reflected in the table below.

	2019	2018
PERFORMANCE MEASURES
Total revenues (in millions)	$9,351	$8,047
Equipment rental revenue percent of total revenues	85%	86%
Equipment rental revenue variance components:
Year-over-year change in average OEC	17.7%	20.3%
Assumed year-over-year inflation impact (1)	(1.5)%	(1.5)%
Fleet productivity (2)	(2.2)%	1.9%
Contribution from ancillary and re-rent revenue (3)	0.8%	0.7%
Total equipment rental revenue variance	14.8%	21.4%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC	4.9%	6.6%
Assumed year-over-year inflation impact (1)	(1.5)%	(1.5)%
Fleet productivity (2)	0.6%	5.0%
Contribution from ancillary and re-rent revenue (3)	0.1%	0.4%
Total equipment rental revenue variance	4.1%	10.5%
Key account percent of equipment rental revenue	72%	71%
National account percent of equipment rental revenue	43%	44%
FLEET
Fleet original equipment cost (“OEC”) (in billions)	$14.63	$14.18
Equipment classes	4,000	3,800
Equipment units	665,000	660,000
Fleet age in months	49.5	47.9
Percent of fleet that is current on manufacturer's recommended maintenance	81%	82%
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	43%	44%
Aerial work platforms	28%	28%
General tools and light equipment	8%	8%
Power and HVAC (heating, ventilating and air conditioning) equipment	8%	8%
Trench safety equipment	6%	6%
Fluid solutions equipment	7%	6%
LOCATIONS/PERSONNEL
Rental locations	1,175	1,197
Approximate number of branches per district	4-11	5-10
Approximate number of districts per region	4-9	6-10
Total employees	19,100	18,500
INDUSTRY
Estimated North American market share (5)	13%	13%
Estimated North American equipment rental industry revenue growth	5%	7%
United Rentals equipment pro forma rental revenue increase (4)	4.1%	10.5%
2020 projected North American industry equipment rental revenue growth	3%	-
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	4%	5%
Largest supplier percent of capital expenditures	12%	15%
Top 10 supplier percent of capital expenditures	52%	53%

(1)	Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.

(2)
Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix.

(3)	Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.

(4)
As discussed in note 4 to the consolidated financial statements, we completed the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively. Additionally, we completed the acquisition of NES Rentals Holdings II, Inc. (“NES”) and Neff Corporation ("Neff") in April 2017 and October 2017, respectively. The pro forma information includes the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine.

(5)
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
In 2020, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
The continued expansion of our trench, power and fluid solutions footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network, as exhibited by our recent acquisition of BakerCorp discussed above. We plan to open at least 25 specialty rental branches/tool hubs/onsite services locations in 2020 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES, Neff and BlueLine. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

Industry Overview and Economic Outlook
United Rentals serves the following three principal end markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets (the acquisition added 11 European locations in France,

Germany, the United Kingdom and the Netherlands to our branch network). In 2019, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:

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
We estimate that, based on industry estimates from the American Rental Association ("ARA"), 2019 North American equipment rental industry revenue grew approximately 5 percent year-over-year, with higher growth in the U.S. than Canada. In 2019, our full year rental revenue increased by 14.8 percent year-over-year, including the impact of the BakerCorp and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rental revenue increased 4.1 percent year-over-year.
In 2020, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to experience solid demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 3 percent, with similar growth expected in the U.S. and Canada.
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
Geographic and Customer Diversity. We have 1,175 rental locations in the U.S., Canada and Europe. Our North American network operates in 49 U.S. states and every Canadian province, and serves customers that range from Fortune 500 companies to small businesses and homeowners. The recently completed BakerCorp acquisition added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. We believe that our geographic and customer diversity provides us with many advantages including:

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
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2019, our employees enhanced their skills through over 700,000 hours of training, including safety training, sales and leadership training, equipment-related training from our suppliers and online courses covering a variety of relevant subjects.
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
Equipment Rental. We offer for rent approximately 4,000 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; fluid solutions equipment; and general tools and light equipment.
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
Competition
The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 13 percent market share in North America based on 2019 total equipment rental industry revenues as measured by the ARA. Estimated market share is calculated by dividing our total 2019 North American rental revenue by ARA’s forecasted 2019 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure.
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
Employees
Approximately 5,700 of our employees are salaried and approximately 13,400 are hourly. Collective bargaining agreements relating to approximately 116 separate locations cover approximately 1,350 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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

At December 31, 2019, our total indebtedness was $11.4 billion. Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:

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

•
affecting our ability to obtain additional financing for working capital, acquisitions or other purposes, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness;

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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2019, we had $3.5 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 31 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
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
Despite our indebtedness level, we may be able to incur substantially more indebtedness in the future and such indebtedness may be secured indebtedness. The indentures or agreements governing our current indebtedness permit us to recapitalize our debt or take a number of other actions, any of which could diminish our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our current level of indebtedness. If new debt is added to our or any of our existing and future subsidiaries' current debt, the related risks that we now face could intensify and we may not be able to meet all of our debt obligations.
If we are unable to satisfy the financial covenants or comply with other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
We rely on our ABL facility and accounts receivable securitization facility to provide liquidity for our business, including to fund capital expenditures, acquisitions, operating expenses and other liquidity needs. The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy the financial covenant under the ABL facility or the financial tests under the accounts receivable securitization facility or comply with any of the other relevant covenants under the applicable agreement, the lenders could elect to terminate the ABL facility, the term loan facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility and/or the accounts receivable securitization facility, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations. Future debt arrangements we enter into may contain similar provisions.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
In addition to financial covenants, various other covenants in the ABL facility, term loan facility, accounts receivable securitization facility and the other agreements governing our debt impose significant operating and financial restrictions on us and our restricted subsidiaries. Such covenants include, among other things, limitations on: (i) liens; (ii) indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) issuances of preferred stock of certain subsidiaries. Future debt agreements we enter into may include similar provisions.
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
              A breach of any of the covenants or restrictions contained in these agreements could result in an event of default. Such a default could allow our debt holders to accelerate repayment of the related debt, as well as any other debt to which a cross-

acceleration or cross-default provision applies, and/or to declare all borrowings outstanding under these agreements to be due and payable. If our debt is accelerated, our assets may not be sufficient to repay such debt.
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
In January 2020, our Board of Directors authorized a new share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $500 million, excluding fees, commissions and other ancillary expenses. As of December 31, 2019, we have completed all repurchases under the prior $1.25 billion program.
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

At December 31, 2019, we had $5.2 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

•	the level of supply and demand for oil and natural gas;

•	governmental regulations, including the policies of governments regarding climate change and the exploration for, and production and development of, oil and natural gas reserves;

•	weather conditions and natural disasters;

•	worldwide political, military and economic conditions;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering oil and natural gas; and

•	potential acceleration of the development of alternative fuels.
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
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our national account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2020 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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
We cannot be certain as to the potential financial impact on our business if new adverse environmental conditions are discovered. If we are required to incur environmental compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected, depending on the magnitude of such costs. In addition, as environmental and safety regulations have tended to become stricter, we could incur additional costs in complying with requirements that are promulgated in the future. These include climate change regulation, which could materially affect our operating results through increased compliance costs.
We have operations throughout the United States, which exposes us to multiple state and local regulations, in addition to federal law and requirements as a government contractor. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
Our 1,024 branch locations in the United States are located in 49 states, and Puerto Rico, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 1,350 employees who are represented by unions and covered by collective bargaining agreements and approximately 17,750 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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
In addition, on March 29, 2017, the United Kingdom (the “UK”) government triggered article 50 of the Treaty on European Union (“Brexit”). This officially confirmed the UK’s intention to withdraw its membership from the EU and the start of a two year negotiation process where the UK and the EU need to agree the terms of the withdrawal and potentially give consideration to the future of the relationship between the parties. On November 14, 2018, the EU and the UK government agreed to the terms of a withdrawal agreement that required ratification by the UK and the European Parliament ahead of the UK’s withdrawal on March 29, 2019. The deadline for UK’s withdrawal has been subsequently extended to January 31, 2020; however it remains unclear whether the withdrawal agreement, or any alternative agreement, will be finalized and ratified ahead of this revised deadline. Uncertainty over whether the UK will ultimately withdraw from the EU, the timing for such withdrawal, as well as the final outcome of the negotiations between the UK and the EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the UK and the EU, which may take years to complete and may include, among other things, greater restrictions on imports and exports between the UK and EU countries, a fluctuation in currency exchange rates and additional regulatory complexity. Our operations in the UK and Europe, as well as our North American operations, could be impacted by the global economic uncertainty caused by Brexit or the actual withdrawal by the UK from the EU. If we are unable to manage any of these risks effectively, our business could be adversely affected. Our operations in the EU represented an immaterial part of our business as of December 31, 2019.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of January 1, 2020, we operated 1,175 rental locations. 1,024 of these locations are in the United States, 140 are in Canada and 11 are in Europe. The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our general rentals (GR) and trench, power and fluid solutions (TPF) segments.

United States
●	Alabama (GR 23, TPF 6)	●	Maine (GR 4)	●	Oklahoma (GR 25, TPF 4)
●	Alaska (GR 2)	●	Maryland (GR 13, TPF 7)	●	Oregon (GR 10, TPF 4)
●	Arizona (GR 14, TPF 5)	●	Massachusetts (GR 14, TPF 4)	●	Pennsylvania (GR 19, TPF 7)
●	Arkansas (GR 13, TPF 1)	●	Michigan (GR 8, TPF 4)	●	Puerto Rico (GR 2)
●	California (GR 79, TPF 32)	●	Minnesota (GR 10, TPF 3)	●	Rhode Island (GR 2, TPF 1)
●	Colorado (GR 13, TPF 4)	●	Mississippi (GR 13, TPF 2)	●	South Carolina (GR 17, TPF 8)
●	Connecticut (GR 6, TPF 2)	●	Missouri (GR 13, TPF 4)	●	South Dakota (GR 2)
●	Delaware (GR 2, TPF 1)	●	Montana (GR 1)	●	Tennessee (GR 21, TPF 9)
●	Florida (GR 42, TPF 24)	●	Nebraska (GR 2, TPF 1)	●	Texas (GR 120, TPF 32)
●	Georgia (GR 36, TPF 8)	●	Nevada (GR 9, TPF 4)	●	Utah (GR 3, TPF 3)
●	Idaho (GR 2)	●	New Hampshire (GR 1, TPF 1)	●	Vermont (GR 2)
●	Illinois (GR 14, TPF 8)	●	New Jersey (GR 9, TPF 7)	●	Virginia (GR 22, TPF 8)
●	Indiana (GR 6, TPF 1)	●	New Mexico (GR 8, TPF 1)	●	Washington (GR 20, TPF 7)
●	Iowa (GR 9, TPF 2)	●	New York (GR 20, TPF 2)	●	West Virginia (GR 5, TPF 1)
●	Kansas (GR 12, TPF 2)	●	North Carolina (GR 27, TPF 8)	●	Wisconsin (GR 8, TPF 1)
●	Kentucky (GR 10, TPF 1)	●	North Dakota (GR 5)	●	Wyoming (GR 4)
●	Louisiana (GR 34, TPF 13)	●	Ohio (GR 17, TPF 8)

	Canada		Europe
●	Alberta (GR 27, TPF 9)	●	France (TPF 4)
●	British Columbia (GR 23, TPF 5)	●	Germany (TPF 4)
●	Manitoba (GR 5)	●	Netherlands (TPF 1)
●	New Brunswick (GR 6, TPF 1)	●	United Kingdom (TPF 2)
●	Newfoundland (GR 6)
●	Nova Scotia (GR 4, TPF 1)
●	Ontario (GR 27, TPF 6)
●	Prince Edward Island (GR 1)
●	Quebec (GR 7, TPF 3)
●	Saskatchewan (GR 7, TPF 2)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 115 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 12,500 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 37 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2024. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2021, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2023. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 31,000 square feet under a lease that expires in 2020 and in Charlotte, North Carolina, where we occupy approximately 55,000 square feet under a lease that expires in 2020. We have additionally leased a new shared-service facility in Charlotte, North Carolina, where we occupy approximately 100,000 square feet under a lease that expires in 2031, and this new facility will consolidate the Tampa, Florida and Charlotte, North Carolina locations with leases expiring in 2020.

Item 3.	Legal Proceedings
A description of legal proceedings can be found in note 15 to our consolidated financial statements, included in this report at Item 8—Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” As of January 1, 2020, there were 66 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)
October 1, 2019 to October 31, 2019	600,646	(1)	$117.09	597,993
November 1, 2019 to November 30, 2019	411,721	(1)	$151.40	408,120
December 1, 2019 to December 31, 2019	440,749	(1)	$158.96	429,193
Total	1,453,116		$139.51	1,435,306

(1)
In October 2019, November 2019 and December 2019, 2,653, 3,601 and 11,556 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On April 17, 2018, our Board authorized a $1.25 billion share repurchase program which commenced in July 2018. The program was completed in 2019, and there were no open share repurchase programs as of December 31, 2019. In January 2020, our Board authorized a new $500 million share repurchase program, which will commence in the first quarter of 2020 and which we intend to complete over twelve months.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2015 to 2019. The following acquired companies are reflected in our results of operations for all periods subsequent to the noted acquisition dates:

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
See note 4 to the consolidated financial statements for additional detail on the BakerCorp and BlueLine acquisitions. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Income statement data:
Total revenues	$9,351	$8,047	$6,641	$5,762	$5,817
Total cost of revenues	5,681	4,683	3,872	3,359	3,337
Gross profit	3,670	3,364	2,769	2,403	2,480
Selling, general and administrative expenses	1,092	1,038	903	719	714
Merger related costs	1	36	50	—	(26)
Restructuring charge	18	31	50	14	6
Non-rental depreciation and amortization	407	308	259	255	268
Operating income	2,152	1,951	1,507	1,415	1,518
Interest expense, net	648	481	464	511	567
Other income, net	(10)	(6)	(5)	(5)	(12)
Income before provision (benefit) for income taxes	1,514	1,476	1,048	909	963
Provision (benefit) for income taxes (1)	340	380	(298)	343	378
Net income (1)	1,174	1,096	1,346	566	585
Basic earnings per share (1)	$15.18	$13.26	$15.91	$6.49	$6.14
Diluted earnings per share (1)	$15.11	$13.12	$15.73	$6.45	$6.07
(1)2017 includes the significant impact of the enactment of the Tax Cuts and Jobs Act (the "Tax Act") discussed further in note 14 to the consolidated financial statements. 2019 and 2018 reflect a lower effective tax rate than the years prior to the enactment of the Tax Act. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent.

	December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance sheet data:
Total assets	$18,970	$18,133	$15,030	$11,988	$12,083
Total debt	11,428	11,747	9,440	7,790	8,162
Stockholders’ equity	3,830	3,403	3,106	1,648	1,476

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,175 rental locations in the U.S., Canada and Europe. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $14.6 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2019, equipment rental revenues represented 85 percent of our total revenues.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
In 2020, we expect to continue our disciplined focus on increasing our profitability and return on invested capital. In particular, our strategy calls for:

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

•
The continued expansion of our trench, power and fluid solutions footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network, as exhibited by our recent acquisition of BakerCorp discussed above. We plan to open at least 25 specialty rental branches/tool hubs/onsite services locations in 2020 and continue to invest in specialty rental fleet to further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES, Neff and BlueLine (which is discussed further in note 4 to the consolidated financial statements). Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

In 2020, based on our analyses of industry forecasts and macroeconomic indicators, we expect that the majority of our end markets will continue to experience solid demand for equipment rental services. Specifically, we expect that North American industry equipment rental revenue will increase approximately 3 percent, with similar growth expected in the U.S. and Canada.

As discussed below, fleet productivity is a comprehensive metric that reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. The pro forma metrics below include the standalone, pre-acquisition results of BakerCorp and BlueLine. For the full year 2019:

•	Equipment rentals increased 14.8 percent and 4.1 percent year-over-year, on an actual and a pro forma basis, respectively;

•	Average OEC increased 17.7 percent and 4.9 percent year-over-year, on an actual and a pro forma basis, respectively;

•	Fleet productivity decreased 2.2 percent primarily due to the impact of the BakerCorp and BlueLine acquisitions. On a pro forma basis, fleet productivity increased 0.6 percent;

•	72 percent of equipment rental revenue was derived from key accounts, as compared to 71 percent in 2018. Key accounts are each managed by a single point of contact to enhance customer service; and

•
The number of rental locations in our higher margin trench, power and fluid solutions (also referred to as "specialty") segment increased by 27 year-over-year primarily due to acquisitions and cold starts.

Financial Overview
In 2019, we took the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:

•	Issued $750 principal amount of 5 1/4 percent Senior Notes due 2030;

•	Issued $750 principal amount of 3 7/8 percent Senior Secured Notes due 2027;

•	Redeemed all $850 principal amount of our 5 3/4 percent Senior Notes;

•	Redeemed all $1.0 billion principal amount of our 4 5/8 percent Senior Secured Notes;

•	Amended and extended our ABL facility, including an increase in the facility size from $3.0 billion to $3.75 billion; and

•	Amended and extended our accounts receivable securitization facility.
As of December 31, 2019, we had available liquidity of $2.143 billion, including cash and cash equivalents of $52.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2019 are presented below. Net income and diluted earnings per share for the year ended December 31, 2017 include a substantial benefit associated with the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The enactment of the Tax Act resulted in an estimated net income increase for the year ended December 31, 2017 of $689, or $8.05 per diluted share, primarily due to a one-time revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, which was partially offset by the impact of a one-time transition tax on our unremitted foreign earnings and profits, which we elected to pay over an eight-year period. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent, and 2019 and 2018 reflect the lower tax rate. The Tax Act is discussed further in note 14 to the consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017
Net income	$1,174	$1,096	$1,346
Diluted earnings per share	$15.11	$13.12	$15.73

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2019 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entity. The reduced tax rates for 2019 and 2018 reflect the enactment of the Tax Act.

	Year Ended December 31,
	2019		2018		2017
Tax rate applied to items below	25.3%		25.5%		38.5%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(1)	$(0.01)	$(27)	$(0.32)	$(31)	$(0.36)
Merger related intangible asset amortization (2)	(194)	(2.48)	(147)	(1.76)	(99)	(1.15)
Impact on depreciation related to acquired fleet and property and equipment (3)	(30)	(0.39)	(16)	(0.19)	(5)	(0.05)
Impact of the fair value mark-up of acquired fleet (4)	(56)	(0.72)	(49)	(0.59)	(50)	(0.59)
Restructuring charge (5)	(14)	(0.18)	(23)	(0.28)	(31)	(0.36)
Asset impairment charge (6)	(4)	(0.05)	—	—	(1)	(0.01)
Loss on extinguishment of debt securities and amendment of ABL facility	(45)	(0.58)	—	—	(33)	(0.39)

(1)
This reflects transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

(5)	As discussed in note 6 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.

(6)	This reflects write-offs of leasehold improvements and other fixed assets.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017
Net income	$1,174	$1,096	$1,346
Provision (benefit) for income taxes	340	380	(298)
Interest expense, net	648	481	464
Depreciation of rental equipment	1,631	1,363	1,124
Non-rental depreciation and amortization	407	308	259
EBITDA	4,200	3,628	2,895
Merger related costs (1)	1	36	50
Restructuring charge (2)	18	31	50
Stock compensation expense, net (3)	61	102	87
Impact of the fair value mark-up of acquired fleet (4)	75	66	82
Adjusted EBITDA	$4,355	$3,863	$3,164

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$3,024	$2,853	$2,209
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(15)	(12)	(9)
Gain on sales of rental equipment	313	278	220
Gain on sales of non-rental equipment	6	6	4
Gain on insurance proceeds from damaged equipment	24	22	21
Merger related costs (1)	(1)	(36)	(50)
Restructuring charge (2)	(18)	(31)	(50)
Stock compensation expense, net (3)	(61)	(102)	(87)
Loss on extinguishment of debt securities and amendment of ABL facility	(61)	—	(54)
Changes in assets and liabilities	170	124	129
Cash paid for interest	581	455	357
Cash paid for income taxes, net	238	71	205
EBITDA	4,200	3,628	2,895
Add back:
Merger related costs (1)	1	36	50
Restructuring charge (2)	18	31	50
Stock compensation expense, net (3)	61	102	87
Impact of the fair value mark-up of acquired fleet (4)	75	66	82
Adjusted EBITDA	$4,355	$3,863	$3,164
_________________

(1)
This reflects transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

For the year ended December 31, 2019, EBITDA increased $572, or 15.8 percent, and adjusted EBITDA increased $492, or 12.7 percent. For the year ended December 31, 2019, EBITDA margin decreased 20 basis points to 44.9 percent, and adjusted EBITDA margin decreased 140 basis points to 46.6 percent. As discussed above, we completed the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively, and the EBITDA and adjusted EBITDA increases for 2019 include the impact of these acquisitions. The decrease in the adjusted EBITDA margin primarily reflects the impact of the BakerCorp and BlueLine acquisitions.
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
Revenues. Revenues for each of the three years in the period ended December 31, 2019 were as follows:

	Year Ended December 31,			Change
	2019	2018	2017	2019	2018
Equipment rentals*	$7,964	$6,940	$5,715	14.8%	21.4%
Sales of rental equipment	831	664	550	25.2%	20.7%
Sales of new equipment	268	208	178	28.8%	16.9%
Contractor supplies sales	104	91	80	14.3%	13.8%
Service and other revenues	184	144	118	27.8%	22.0%
Total revenues	$9,351	$8,047	$6,641	16.2%	21.2%
*Equipment rentals variance components:
Year-over-year change in average OEC				17.7%	20.3%
Assumed year-over-year inflation impact (1)				(1.5)%	(1.5)%
Fleet productivity (2)				(2.2)%	1.9%
Contribution from ancillary and re-rent revenue (3)				0.8%	0.7%
Total change in equipment rentals				14.8%	21.4%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC				4.9%	6.6%
Assumed year-over-year inflation impact (1)				(1.5)%	(1.5)%
Fleet productivity (2)				0.6%	5.0%
Contribution from ancillary and re-rent revenue (3)				0.1%	0.4%
Total change in equipment rentals				4.1%	10.5%
_________________

(1)	Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.

(2)
Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix.

(3)	Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.

(4)
As discussed in note 4 to the consolidated financial statements, we completed the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively. Additionally, we completed the acquisition of NES and Neff in April 2017 and October 2017, respectively. The pro forma information includes the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these "ancillary fees" represented approximately 13 percent of equipment rental revenue in 2019. Delivery and pick-up revenue, which represented approximately seven percent of equipment rental revenue in 2019, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2019 total revenues of $9.4 billion increased 16.2 percent compared with 2018. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the year ended December 31, 2019). Equipment rentals increased 14.8 percent, primarily due to a 17.7 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 4.1 percent, primarily due to a 4.9 percent increase in average OEC and a fleet productivity increase of 0.6 percent, partially offset by the impact of fleet inflation. Sales of rental equipment increased 25.2 percent primarily due to increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market.
2018 total revenues of $8.0 billion increased 21.2 percent compared with 2017. Equipment rentals increased 21.4 percent, primarily due to a 20.3 percent increase in average OEC, which included the impact of the NES, Neff, BakerCorp and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff, BakerCorp and BlueLine, equipment rentals increased 10.5 percent, primarily due to a 6.6 percent increase in average OEC and a fleet productivity increase of 5.0 percent, partially offset by the impact of inflation. The fleet productivity increase reflected improving demand in many of our core markets. Sales of rental equipment increased 20.7 percent primarily due to increased volume, driven by a significantly larger fleet size, in a strong used equipment market. As noted above, average OEC increased 20.3 percent, which included the impact of the NES, Neff, BakerCorp and BlueLine acquisitions.
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
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the years ended December 31, 2019, 2018 and 2017, we recognized total additions, excluding acquisitions, to our allowances for doubtful accounts of $42, $45 and $40, respectively, primarily 1) as a reduction to equipment rental revenue (primarily for 2019 doubtful accounts associated with lease revenues) or 2) as bad debt expense within selling, general and administrative expenses in our consolidated statements of income.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $187 or $243, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $19. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $31 or $48, respectively.
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
Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. The significant judgments include estimation of future cash flows, which is dependent on forecasts; estimation of the long-term rate of growth; estimation of the useful life over which cash flows will occur; and determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party appraisal firms. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As discussed below, we regularly review for impairments.
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
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As discussed in note 2 to our consolidated financial statements, in 2020, we will adopt accounting guidance that eliminates the second step from the goodwill impairment test (this guidance is not expected to have a significant impact on our financial statements).
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
In connection with our goodwill impairment test that was conducted as of October 1, 2019, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Fluid Solutions Europe reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 32 percent. As discussed above, in July 2018, we completed the acquisition of BakerCorp. All of the assets in the Fluid Solutions Europe reporting unit were acquired in the BakerCorp acquisition. The estimated fair value of our Fluid Solutions Europe reporting unit exceeded its carrying amount by 12 percent. As all of the assets in the Fluid Solutions Europe reporting unit were recorded at fair value as of the July 2018 acquisition date, we expected the percentage by which the Fluid Solutions Europe reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our rental equipment and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future pre-tax cash flows (undiscounted and without interest charges). If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We also conduct impairment reviews in connection with branch consolidations and other changes in our business. We recognized immaterial asset impairment charges during the years ended December 31, 2019, 2018 and 2017.
In support of our review for indicators of impairment, we perform a review of all assets at the district level relative to district performance and conclude whether indicators of impairment exist associated with our long-lived assets, including rental equipment. We also specifically review the financial performance of our rental equipment. Such review includes an estimate of the future rental revenues from our rental assets based on current and expected utilization levels, the age of the assets and their remaining useful lives. Additionally, we estimate when the assets are expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed quarterly reviews, there were no indications of impairment associated with our rental equipment or property and equipment.
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act discussed above. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. The Tax Act required a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments. As discussed in note 14 to the consolidated financial statements, we completed our accounting for the tax effects of enactment of the Tax Act in 2018.
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

Results of Operations
As discussed in note 5 to our consolidated financial statements, our reportable segments are general rentals and trench, power and fluid solutions. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. This segment operates throughout the United States and Canada. The trench, power and fluid solutions segment is comprised of: (i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, and (iii) the Fluid Solutions and (iv) Fluid Solutions Europe regions, both of which rent equipment primarily used for fluid containment, transfer and treatment. The trench, power and fluid solutions segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada and Europe.
As discussed in note 5 to our consolidated financial statements, we aggregate our eleven geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended December 31, 2019, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 22 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the five year period ended December 31, 2019, the general rentals' region with the lowest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 33.2 percent for the five year period ended December 31, 2019 was 22 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was less than the other general rentals' regions during this period primarily due to declines in the oil and gas business in the region. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Year Ended December 31, 2019
Equipment rentals	$6,202	$1,762	$7,964
Sales of rental equipment	768	63	831
Sales of new equipment	238	30	268
Contractor supplies sales	71	33	104
Service and other revenues	157	27	184
Total revenue	$7,436	$1,915	$9,351
Year Ended December 31, 2018
Equipment rentals	$5,550	$1,390	$6,940
Sales of rental equipment	619	45	664
Sales of new equipment	186	22	208
Contractor supplies sales	68	23	91
Service and other revenues	127	17	144
Total revenue	$6,550	$1,497	$8,047
Year Ended December 31, 2017
Equipment rentals	$4,727	$988	$5,715
Sales of rental equipment	509	41	550
Sales of new equipment	159	19	178
Contractor supplies sales	65	15	80
Service and other revenues	105	13	118
Total revenue	$5,565	$1,076	$6,641
Equipment rentals. 2019 equipment rentals of $8.0 billion increased 14.8 percent, primarily due to a 17.7 percent increase in average OEC, which includes the impact of the BakerCorp and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 4.1 percent, primarily due to a 4.9 percent increase in average OEC and a fleet productivity increase of 0.6 percent, partially offset by the impact of inflation. Equipment rentals represented 85 percent of total revenues in 2019.
On a segment basis, equipment rentals represented 83 percent and 92 percent of total revenues for general rentals and trench, power and fluid solutions, respectively. General rentals equipment rentals increased 11.7 percent as compared to 2018, primarily reflecting a 15.4 percent increase in average OEC, which includes the impact of the BlueLine acquisition. On a pro forma basis including the standalone, pre-acquisition results of BlueLine, equipment rental revenue increased 1.8 percent year-over-year, primarily due to a 3.8 percent increase in average OEC, partially offset by the impact of fleet inflation. Trench, power and fluid solutions equipment rentals increased 26.8 percent as compared to 2018, primarily reflecting the impact of acquisitions, including BakerCorp, and cold starts. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 12.8 percent year-over-year, primarily due to a 14.1 percent increase in average OEC, partially offset by the impact of fleet inflation. The pro forma increase in average OEC includes the impact of cold starts and acquisitions other than BakerCorp.
2018 equipment rentals of $6.9 billion increased 21.4 percent, primarily due to a 20.3 percent increase in average OEC, which includes the impact of the NES, Neff, BakerCorp and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 10.5 percent, primarily due to a 6.6 percent increase in average OEC and a fleet productivity increase of 5.0 percent, partially offset by the impact of inflation. The fleet productivity increase reflected improving demand in many of our core markets. Equipment rentals represented 86 percent of total revenues in 2018.
On a segment basis, equipment rentals represented 85 percent and 93 percent of total revenues for general rentals and trench, power and fluid solutions, respectively. General rentals equipment rentals increased 17.4 percent as compared to 2017, primarily reflecting a 17.9 percent increase in average OEC, which includes the impact of the NES, Neff and BlueLine acquisitions. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff and BlueLine, equipment rental revenue increased 7.3 percent year-over-year, primarily due to a 5.5 percent increase in average OEC. Trench, power and fluid solutions equipment rentals increased 40.7 percent as compared to 2017, primarily reflecting a 43.0 percent increase in average OEC, which included the impact of the BakerCorp acquisition. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 25.4 percent year-over-year, primarily due to a 16.7 percent increase in average OEC and improved time utilization. The increased utilization reflects improved performance in our Fluid Solutions and Power and HVAC regions. The improvement in the Fluid Solutions region reflects growth in revenue from upstream oil and gas customers, which have experienced significant volatility in recent years. Additionally, due in part to the upstream oil and gas volatility, we have sought to diversify our revenue mix to achieve a reduced portion of business tied to oil and gas. We have diversified outside of oil and gas, and have grown our revenue from most of our non oil and gas customers (for example, industrial, construction and mining customers). The Power and HVAC region experienced growth in revenue from oil and gas, and non-residential construction, customers.
Sales of rental equipment. For the three years in the period ended December 31, 2019, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2019 sales of rental equipment of $831 increased 25.2 percent from 2018 primarily reflecting increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market. Average OEC for the year ended December 31, 2019 increased 17.7 percent year-over-year. 2018 sales of rental equipment of $664 increased 20.7 percent from 2017 primarily reflecting increased volume, driven by a significantly larger fleet size, in a strong used equipment market. Average OEC for the year ended December 31, 2018 increased 20.3 percent year-over-year.
Sales of new equipment. For the three years in the period ended December 31, 2019, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2019 sales of new equipment of $268 increased 28.8 percent from 2018 primarily reflecting increased volume driven by broad-based demand. 2018 sales of new equipment of $208 increased 16.9 percent from 2017 primarily reflecting increased volume driven partially by some larger sales.
Sales of contractor supplies. For the three years in the period ended December 31, 2019, sales of contractor supplies represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2019 sales of contractor supplies did not change materially from 2018, and 2018 sales of contractor supplies did not change materially from 2017.
Service and other revenues. For the three years in the period ended December 31, 2019, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2019 service and other revenues of $184 increased 27.8 percent from 2018 primarily reflecting an increased emphasis on this line of business and the impact of the BlueLine acquisition. 2018 service and other revenues of $144 increased 22.0 percent from 2017 primarily reflecting an increased emphasis on this line of business.
Fourth Quarter 2019 Items. As discussed in note 12 to our consolidated financial statements, in the fourth quarter of 2019, we issued $750 aggregate principal amount of 3 7/8 percent Senior Secured Notes due 2027 and redeemed all of our 4 5/8 percent Senior Secured Notes. Upon redemption, we recognized a loss of $29 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes. In the fourth quarter of 2019, we also completed the $1.25 billion share repurchase program that commenced in July 2018.
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
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2019 were as follows:

	General rentals	Trench, power and fluid solutions	Total
2019
Equipment Rentals Gross Profit	$2,407	$800	$3,207
Equipment Rentals Gross Margin	38.8%	45.4%	40.3%
2018
Equipment Rentals Gross Profit	$2,293	$670	$2,963
Equipment Rentals Gross Margin	41.3%	48.2%	42.7%
2017
Equipment Rentals Gross Profit	$1,950	$490	$2,440
Equipment Rentals Gross Margin	41.3%	49.6%	42.7%

General rentals. For the three years in the period ended December 31, 2019, general rentals accounted for 77 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. General rentals’ equipment rentals gross profit in 2019 increased by $114, primarily due to increased equipment rentals, including the impact of the BlueLine acquisition. As discussed above, equipment rentals increased 11.7 percent as compared to 2018, primarily reflecting a 15.4 percent increase in average OEC. Equipment rentals gross margin decreased 250 basis points from 2018, due primarily to the impact of the BlueLine acquisition and increased operating costs. The BlueLine acquisition was a significant driver of the 17.7 percent depreciation increase, which exceeded the equipment rentals increase of 11.7 percent. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance expense, which increased 19.8 percent (such increase includes the impact of both the BlueLine acquisition and the repair and repositioning initiatives).

General rentals’ equipment rentals gross profit in 2018 increased $343, primarily due to increased equipment rentals, including the impact of the NES, Neff and BlueLine acquisitions. Equipment rentals increased 17.4 percent as compared to 2017, primarily reflecting a 17.9 percent increase in average OEC. On a pro forma basis including the standalone, pre-acquisition results of NES, Neff and BlueLine, equipment rental revenue increased 7.3 percent year-over-year, primarily due to a 5.5 percent increase in average OEC. Equipment rentals gross margin was flat with 2017.
Trench, power and fluid solutions. For the year ended December 31, 2019, equipment rentals gross profit increased by $130 and equipment rentals gross margin decreased 280 basis points from 2018. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 26.8 percent and average OEC increased 36.0 percent primarily due to the impact of acquisitions, including BakerCorp, and cold starts. On a pro forma basis including the standalone, pre-acquisition results of BakerCorp, equipment rental revenue increased 12.8 percent year-over-year, primarily due to a 14.1 percent increase in average OEC. The decrease in the equipment rentals gross margin was primarily due to the impact of acquisitions.
For the year ended December 31, 2018, equipment rentals gross profit increased by $180 and equipment rentals gross margin decreased 140 basis points from 2017. The increase in equipment rentals gross profit primarily reflects increased equipment rentals revenue on a larger fleet. Year-over-year, trench, power and fluid solutions equipment rentals increased 40.7 percent and average OEC increased 43.0 percent. The decrease in the equipment rentals gross margin includes the impact of the BakerCorp acquisition and mix changes (in particular, fuel revenue, which generates lower margins, increased). The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisition.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2019	2018	2017	2019	2018
Total gross margin	39.2%	41.8%	41.7%	(260) bps	10 bps
Equipment rentals	40.3%	42.7%	42.7%	(240) bps	—
Sales of rental equipment	37.7%	41.9%	40.0%	(420) bps	190 bps
Sales of new equipment	13.8%	13.9%	14.6%	(10) bps	(70) bps
Contractor supplies sales	29.8%	34.1%	30.0%	(430) bps	410 bps
Service and other revenues	44.6%	43.8%	50.0%	80 bps	(620) bps

2019 gross margin of 39.2 percent decreased 260 basis points from 2018. Equipment rentals gross margin decreased 240 basis points year-over-year, due primarily to the impact of the BlueLine and BakerCorp acquisitions and increased operating costs. The BlueLine and BakerCorp acquisitions were significant drivers of the 19.7 percent depreciation increase, which exceeded the equipment rentals increase of 14.8 percent. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance expense, which increased 22.4 percent (such increase includes the impact of both 1) the BlueLine and BakerCorp acquisitions and 2) the repair and repositioning initiatives). On a pro forma basis including the standalone, pre-acquisition results of BakerCorp and BlueLine, equipment rentals increased 4.1 percent, primarily due to a 4.9 percent increase in average OEC and a fleet productivity increase of 0.6 percent, partially offset by the impact of inflation. Gross margin from sales of rental equipment decreased 420 basis points from 2018 primarily due to lower margin sales of fleet acquired in the BlueLine acquisition and changes in the mix of equipment sold and channel mix. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2019).

2018 gross margin of 41.8 percent increased 10 basis points. Equipment rentals gross margin was flat with 2017. Gross margin from sales of rental equipment increased 190 basis points, primarily reflecting improved pricing and changes in the mix of equipment sold. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2018).
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2019:

	Year Ended December 31,			Change
	2019	2018	2017	2019	2018
Selling, general and administrative ("SG&A") expense	$1,092	$1,038	$903	5.2%	15.0%
SG&A expense as a percentage of revenue	11.7%	12.9%	13.6%	(120) bps	(70) bps
Merger related costs	1	36	50	(97.2)%	(28.0)%
Restructuring charge	18	31	50	(41.9)%	(38.0)%
Non-rental depreciation and amortization	407	308	259	32.1%	18.9%
Interest expense, net	648	481	464	34.7%	3.7%
Other income, net	(10)	(6)	(5)	66.7%	20.0%
Provision (benefit) for income taxes	340	380	(298)	(10.5)%	(227.5)%
Effective tax rate	22.5%	25.7%	(28.4)%	(320) bps	5,410 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The decrease in SG&A expense as a percentage of revenue for the year ended December 31, 2019 primarily reflects a reduction in stock compensation as a percentage of revenue, and decreased bad debt expense. The reduced bad debt expense primarily reflects our adoption in 2019 of an updated lease accounting standard (see note 13 to the consolidated financial statements for further detail). This new standard requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue (such amounts were recognized as SG&A expense prior to 2019). The decrease in SG&A expense as a percentage of revenue for the year ended December 31, 2018 primarily reflects a reduction in salaries and bonuses as a percentage of revenue.
The merger related costs reflect transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions discussed in note 4 to the consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, and National Pump, which had annual revenues of over $200 prior to the acquisition. NES had annual revenues of approximately $369 and Neff had annual revenues of approximately $413. As discussed in note 4 to the consolidated financial statements, BakerCorp had annual revenues of approximately $295 and BlueLine had annual revenues of approximately $786.

The restructuring charges for the years ended December 31, 2019, 2018 and 2017 primarily reflect severance costs and branch closure charges associated with our restructuring programs. See note 6 to our consolidated financial statements for additional information.
Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increases in non-rental depreciation and amortization for the years ended December 31, 2019 and 2018 primarily reflect the impact of the Neff, BakerCorp and BlueLine acquisitions discussed above.
Interest expense, net for the years ended December 31, 2019 and 2017 included aggregate losses of $61 and $54, respectively, associated with debt redemptions and the amendments of our ABL facility. Excluding the impact of the 2019 losses, interest expense, net for the year ended December 31, 2019 increased year-over-year primarily due to the impact of higher average debt. The year-over-year increase in average debt includes the impact of the debt used to finance the BakerCorp and BlueLine acquisitions discussed above. Excluding the impact of the 2017 losses, interest expense, net for the year ended December 31, 2018 increased year-over-year primarily due to the impact of higher average debt. The year-over-year increase in average debt includes the impact of the debt used to finance the NES, Neff, BakerCorp and BlueLine acquisitions discussed above.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 14 to our consolidated financial statements. As discussed further in note 14, the income tax benefit for the year ended December 31, 2017 includes the substantial impact of the enactment of the Tax Act discussed above. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent and the years ended December 31, 2019 and 2018 reflect the decreased tax rate.
Balance sheet. As discussed in note 13 to the consolidated financial statement, in 2019, we adopted an updated lease accounting standard that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a transition method that does not require application to periods prior to adoption. Accrued expenses and other liabilities increased by $70, or 10.3 percent, from December 31, 2018 to December 31, 2019, due partially to the accounting for operating leases under the updated accounting standard (accrued expenses and other liabilities as of December 31, 2019 includes $178 of current operating lease liabilities). Excluding the impact of the operating lease liabilities, accrued expenses and other liabilities decreased primarily due to an increase in anticipated income tax refunds. Accounts payable decreased by $82, or 15.3 percent, from December 31, 2018 to December 31, 2019 primarily due to the timing of (i) invoice payments and (ii) payroll taxes. See note 14 to the consolidated financial statements for a discussion addressing our deferred tax liability.
Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the 2019 capital structure actions taken to improve our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $3.7 billion of Holdings' common stock under five completed share repurchase programs. Additionally, in January 2020, our Board authorized a new $500 share repurchase program, which will commence in the first quarter of 2020. We intend to complete the new program over twelve months. Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of December 31, 2019, we had cash and cash equivalents of $52. Cash equivalents at December 31, 2019 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2019:

ABL facility:
Borrowing capacity, net of letters of credit	$2,045
Outstanding debt, net of debt issuance costs	1,638
Interest rate at December 31, 2019	3.1%
Average month-end principal amount of debt outstanding	1,601
Weighted-average interest rate on average debt outstanding	3.7%
Maximum month-end principal amount of debt outstanding	1,727
Accounts receivable securitization facility:
Borrowing capacity	46
Outstanding debt, net of debt issuance costs	929
Interest rate at December 31, 2019	2.6%
Average month-end principal amount of debt outstanding	915
Weighted-average interest rate on average debt outstanding	3.1%
Maximum month-end principal amount of debt outstanding	967
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 27, 2020 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $1.30 billion and $1.44 billion in 2019 and 2018, respectively.
Loan Covenants and Compliance. As of December 31, 2019, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.

URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2019, we (i) generated cash from operating activities of $3.02 billion and (ii) generated cash from the sale of rental and non-rental equipment of $868. We used cash during this period principally to (i) purchase rental and non-rental equipment of $2.35 billion, (ii) purchase other companies for $249, (iii) make debt payments, net of proceeds, of $418 and (iv) purchase shares of our common stock for $870. During 2018, we (i) generated cash from operating activities of $2.85 billion, (ii) generated cash from the sale of rental and non-rental equipment of $687 and (iii) received cash from debt proceeds, net of payments, of $2.24 billion. We used cash during this period principally to (i) purchase rental and non-rental equipment of $2.29 billion, (ii) purchase other companies for $2.97 billion and (iii) purchase shares of our common stock for $817.
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

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$3,024	$2,853	$2,209
Purchases of rental equipment	(2,132)	(2,106)	(1,769)
Purchases of non-rental equipment	(218)	(185)	(120)
Proceeds from sales of rental equipment	831	664	550
Proceeds from sales of non-rental equipment	37	23	16
Insurance proceeds from damaged equipment	24	22	21
Free cash flow	$1,566	$1,271	$907

Free cash flow for the year ended December 31, 2019 was $1.566 billion, an increase of $295 as compared to $1.271 billion for the year ended December 31, 2018. Free cash flow increased primarily due to increased cash provided by operating activities and increased proceeds from sales of rental equipment. Net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) decreased $141, or 10 percent, year-over-year. Free cash flow for the year ended December 31, 2018 was $1.271 billion, an increase of $364 as compared to $907 for the year ended December 31, 2017. Free cash flow increased primarily due to increased cash provided by operating activities and increased proceeds from sales of rental equipment, partially offset by increased purchases of rental and non-rental equipment. Net rental capital expenditures increased $223, or 18 percent, year-over-year.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Debt and finance leases (1)	$997	$40	$32	$21	$1,661	$8,765	$11,516
Interest due on debt (2)	514	503	501	500	454	982	3,454
Operating leases (1)	206	180	141	107	73	91	798
Service agreements (3)	18	18	18	—	—	—	54
Purchase obligations (4)	1,552	—	—	—	—	—	1,552
Transition tax on unremitted foreign earnings and profits (5)	—	—	—	—	—	14	14
Total (6)	$3,287	$741	$692	$628	$2,188	$9,852	$17,388

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and finance leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the payments due in such period for non-cancelable operating leases with initial or remaining terms of one year or more. See note 12 to the consolidated financial statements for further debt information, and note 13 for further finance lease and operating lease information.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2019.

(3)	These primarily represent service agreements with third parties to provide wireless and network services.

(4)
As of December 31, 2019, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2020.

(5)
As discussed further in note 14 to the consolidated financial statements, the Tax Act, which was enacted in December 2017, included a transition tax on unremitted foreign earnings and profits, and we completed the accounting for the transition tax in 2018. We have elected to pay the transition tax amount payable of $62 over an eight-year period. The amount that we expect to pay as reflected in the table above represents the total we owe, net of an overpayment of federal taxes, which we are required to apply to the transition tax.

(6)
This information excludes $10 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities. Additionally, we are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” Our self-insurance reserves totaled $121 at December 31, 2019. Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement because historical trends are not necessarily predictive of the future, and, accordingly, are not included in the table above.

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
Interest Rate Risk. As of December 31, 2019, we had an aggregate of $3.5 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. See note 12 to our consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of December 31, 2019 under these facilities. As of December 31, 2019, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $27 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2019, we had an aggregate of $7.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2019 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Our presence in Europe is limited, and most of our foreign revenue and income is from Canada. During the year ended December 31, 2019, our foreign subsidiaries accounted for $817, or 9 percent, of our total revenue of $9.351 billion, and $62, or 4 percent, of our total pretax income of $1.514 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 29, 2020 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2016-02
As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases and associated amendments (Topic 842), using the modified retrospective method.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was $5.2 billion. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimations required to determine the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, including the discount rates, revenue growth rates, EBITDA margin, capital expenditures, long-term growth rates and market multiples, all of which are affected by expectations about future operational, rental industry market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s development and review of the significant assumptions described above and review of the reasonableness of the data utilized in the Company’s valuation analysis.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and key performance indicators, and evaluated whether changes in the company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In performing our testing, we utilized internal valuation specialists to assist us in evaluating the Company’s valuation model and related significant assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Stamford, Connecticut
January 29, 2020

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$52	$43
Accounts receivable, net of allowance for doubtful accounts of $103 at December 31, 2019 and $93 at December 31, 2018	1,530	1,545
Inventory	120	109
Prepaid expenses and other assets	140	64
Total current assets	1,842	1,761
Rental equipment, net	9,787	9,600
Property and equipment, net	604	614
Goodwill	5,154	5,058
Other intangible assets, net	895	1,084
Operating lease right-of-use assets (note 13)	669	—
Other long-term assets	19	16
Total assets	$18,970	$18,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$997	$903
Accounts payable	454	536
Accrued expenses and other liabilities	747	677
Total current liabilities	2,198	2,116
Long-term debt	10,431	10,844
Deferred taxes	1,887	1,687
Operating lease liabilities (note 13)	533	—
Other long-term liabilities	91	83
Total liabilities	15,140	14,730
Common stock—$0.01 par value, 500,000,000 shares authorized, 113,825,667 and 74,362,195 shares issued and outstanding, respectively, at December 31, 2019 and 112,907,209 and 79,872,956 shares issued and outstanding, respectively, at December 31, 2018	1	1
Additional paid-in capital	2,440	2,408
Retained earnings	5,275	4,101
Treasury stock at cost—39,463,472 and 33,034,253 shares at December 31, 2019 and December 31, 2018, respectively	(3,700)	(2,870)
Accumulated other comprehensive loss	(186)	(237)
Total stockholders’ equity	3,830	3,403
Total liabilities and stockholders’ equity	$18,970	$18,133

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Equipment rentals	$7,964	$6,940	$5,715
Sales of rental equipment	831	664	550
Sales of new equipment	268	208	178
Contractor supplies sales	104	91	80
Service and other revenues	184	144	118
Total revenues	9,351	8,047	6,641
Cost of revenues:
Cost of equipment rentals, excluding depreciation	3,126	2,614	2,151
Depreciation of rental equipment	1,631	1,363	1,124
Cost of rental equipment sales	518	386	330
Cost of new equipment sales	231	179	152
Cost of contractor supplies sales	73	60	56
Cost of service and other revenues	102	81	59
Total cost of revenues	5,681	4,683	3,872
Gross profit	3,670	3,364	2,769
Selling, general and administrative expenses	1,092	1,038	903
Merger related costs	1	36	50
Restructuring charge	18	31	50
Non-rental depreciation and amortization	407	308	259
Operating income	2,152	1,951	1,507
Interest expense, net	648	481	464
Other income, net	(10)	(6)	(5)
Income before provision (benefit) for income taxes	1,514	1,476	1,048
Provision (benefit) for income taxes (note 14)	340	380	(298)
Net income	$1,174	$1,096	$1,346
Basic earnings per share	$15.18	$13.26	$15.91
Diluted earnings per share	$15.11	$13.12	$15.73

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,174	$1,096	$1,346
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	49	(84)	67
Fixed price diesel swaps	2	(2)	—
Other comprehensive (loss) income (1)	51	(86)	67
Comprehensive income	$1,225	$1,010	$1,413
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2019, 2018 or 2017. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested (see note 14 to the consolidated financial statements for further discussion addressing this determination). There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2019, 2018 or 2017.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income
Balance at January 1, 2017	84	$1	$2,288	$1,654	28	$(2,077)	$(218)
Net income				1,346
Foreign currency translation adjustments							67
Neff acquisition	—		7
Stock compensation expense, net (1)			91
Exercise of common stock options	—		3
Cumulative effect of a change in accounting for share-based payments				5
Shares repurchased and retired			(28)
Repurchase of common stock	—				—	(28)
Other			(5)
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)

(1)Includes net stock compensation expense as reported as a separate component in our consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” as reported in our consolidated statements of cash flows.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income
Balance at December 31, 2017	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				1,096
Foreign currency translation adjustments							(84)
Fixed price diesel swaps							(2)
Stock compensation expense, net	1		102
Exercise of common stock options	—		2
Shares repurchased and retired			(52)
Repurchase of common stock	(5)				5	(765)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income (1)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				1,174
Foreign currency translation adjustments							49
Fixed price diesel swaps							2
Stock compensation expense, net	—		61
Exercise of common stock options	—		11
Shares repurchased and retired			(40)
Repurchase of common stock	(6)				6	$(830)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)

(1)As of December 31, 2019, 2018 and 2017, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash Flows From Operating Activities:
Net income	$1,174	$1,096	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,038	1,671	1,383
Amortization of deferred financing costs and original issue discounts	15	12	9
Gain on sales of rental equipment	(313)	(278)	(220)
Gain on sales of non-rental equipment	(6)	(6)	(4)
Gain on insurance proceeds from damaged equipment	(24)	(22)	(21)
Stock compensation expense, net	61	102	87
Merger related costs	1	36	50
Restructuring charge	18	31	50
Loss on repurchase/redemption of debt securities and amendment of ABL facility	61	—	54
Increase (decrease) in deferred taxes (note 14)	204	257	(533)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	39	(115)	(184)
(Increase) decrease in inventory	(8)	(20)	1
(Increase) decrease in prepaid expenses and other assets	(59)	75	(20)
(Decrease) increase in accounts payable	(86)	49	141
(Decrease) increase in accrued expenses and other liabilities	(91)	(35)	70
Net cash provided by operating activities	3,024	2,853	2,209
Cash Flows From Investing Activities:
Purchases of rental equipment	(2,132)	(2,106)	(1,769)
Purchases of non-rental equipment	(218)	(185)	(120)
Proceeds from sales of rental equipment	831	664	550
Proceeds from sales of non-rental equipment	37	23	16
Insurance proceeds from damaged equipment	24	22	21
Purchases of other companies, net of cash acquired	(249)	(2,966)	(2,377)
Purchases of investments	(3)	(3)	(5)
Net cash used in investing activities	(1,710)	(4,551)	(3,684)
Cash Flows From Financing Activities:
Proceeds from debt	9,260	12,178	11,801
Payments of debt	(9,678)	(9,942)	(10,207)
Payments of financing costs	(28)	(24)	(44)
Proceeds from the exercise of common stock options	11	2	3
Common stock repurchased	(870)	(817)	(56)
Net cash (used in) provided by financing activities	(1,305)	1,397	1,497
Effect of foreign exchange rates	—	(8)	18
Net increase (decrease) in cash and cash equivalents	9	(309)	40
Cash and cash equivalents at beginning of year	43	352	312
Cash and cash equivalents at end of year	$52	$43	$352
Supplemental disclosure of cash flow information:
Cash paid for interest	$581	$455	$357
Cash paid for income taxes, net	238	71	205
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

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2019 and 2018 consist of direct obligations of financial institutions rated A or better.
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
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As discussed below (see "New Accounting Pronouncements-Simplifying the Test for Goodwill Impairment"), in 2020, we will adopt accounting guidance that eliminates the second step from the goodwill impairment test (this guidance is not expected to have a significant impact on our financial statements).
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
In connection with our goodwill impairment test that was conducted as of October 1, 2019, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Fluid Solutions Europe reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 32 percent. As discussed above, in July 2018, we completed the acquisition of BakerCorp. All of the assets in the Fluid Solutions Europe reporting unit were acquired in the BakerCorp acquisition. The estimated fair value of our Fluid Solutions Europe reporting unit exceeded its carrying amount by 12 percent. As all of the assets in the Fluid Solutions Europe reporting unit were recorded at fair value as of the July 2018 acquisition date, we expected the percentage by which the Fluid Solutions Europe reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
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
Revenue Recognition
As discussed in note 3 to our consolidated financial statements, in 2018, we adopted updated FASB revenue recognition guidance ("Topic 606"). Topic 606 replaced Topic 605, which was the revenue recognition accounting standard in effect for the year ended December 31, 2017. As discussed in note 13 to our consolidated financial statements, in 2019, we adopted updated FASB lease accounting guidance ("Topic 842"). Topic 842 replaced Topic 840, which was the lease accounting standard in effect for the years ended December 31, 2018 and 2017. As discussed in note 3, most of our revenue is accounted for under Topic 842. The discussion below addresses our primary revenue types based on the accounting standard used to determine the accounting.
Lease revenues (Topic 842)
The accounting for the significant types of revenue that are accounted for under Topic 842 is discussed below.
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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was immaterial for the years ended December 31, 2019, 2018 and 2017.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $49, $41 and $35 for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The Tax Cuts and Jobs Act (the "Tax Act"), which was enacted in December 2017, had a substantial impact on our income tax benefit for the year ended December 31, 2017. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent and the years ended December 31, 2019 and 2018 reflect the decreased tax rate. See note 14 to the consolidated financial statements for further detail.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. The Tax Act required a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments. As discussed in note 14 to the consolidated financial statements, we completed our accounting for the tax effects of enactment of the Tax Act in 2018.
We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates impact the calculation of the allowance for doubtful accounts, depreciation and amortization, income taxes and reserves for claims. Actual results could materially differ from those estimates.
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

New Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019. Different components of the guidance require modified retrospective or prospective adoption. This guidance does not apply to receivables arising from operating leases. As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 78 percent of our total revenues for the year ended December 31, 2019). We will adopt this guidance when effective, and the impact of adoption on our financial statements is not material. The future impact of this guidance will be limited to our non-operating lease receivables, and will depend on future market conditions and forecast expectations.
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We will adopt this guidance when effective, and it is not expected to have a significant impact on our financial statements.
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We are currently assessing whether we will early adopt this guidance, and the impact on our financial statements is not currently estimable.
Guidance Adopted in 2019
Leases. See note 13 to our consolidated financial statements for a discussion of our lease accounting following our adoption of an updated FASB lease accounting standard in 2019.

3.    Revenue Recognition

Revenue Recognition Accounting Standards
In May 2014, and in subsequent updates, the FASB issued guidance ("Topic 606") to clarify the principles for recognizing revenue. Topic 606 replaced Topic 605, which was the revenue recognition standard in effect through December 31, 2017, as reflected in the table below. We adopted Topic 606 on January 1, 2018. Topic 606 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
In March 2016, the FASB issued updated lease accounting guidance ("Topic 842"), as explained further in note 13 to the consolidated financial statements. We adopted Topic 842 on January 1, 2019. Topic 842 is an update to Topic 840, which was the lease accounting standard in place through December 31, 2018. As reflected below, most of our revenue is accounted for under Topic 842 (Topic 840 for 2018 and 2017). There were no significant changes to our revenue accounting upon adoption of Topic 842.
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

Nature of goods and services

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended December 31,
		2019			2018			2017
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Owned equipment rentals	$6,777	$—	$6,777	$5,946	$—	$5,946	$4,928	$—	$4,928
Re-rent revenue	155	—	155	138	—	138	106	—	106
Ancillary and other rental revenues:
Delivery and pick-up	—	564	564	—	477	477	—	389	389
Other	356	112	468	287	92	379	228	64	292
Total ancillary and other rental revenues	356	676	1,032	287	569	856	228	453	681
Total equipment rentals	7,288	676	7,964	6,371	569	6,940	5,262	453	5,715
Sales of rental equipment	—	831	831	—	664	664	—	550	550
Sales of new equipment	—	268	268	—	208	208	—	178	178
Contractor supplies sales	—	104	104	—	91	91	—	80	80
Service and other revenues	—	184	184	—	144	144	—	118	118
Total revenues	$7,288	$2,063	$9,351	$6,371	$1,676	$8,047	$5,262	$1,379	$6,641

Revenues by reportable segment and geographical market are presented in note 5 of the consolidated financial statements using the revenue captions reflected in our consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the year ended December 31, 2019, 80 percent and 91 percent of total revenues, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in note 5, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 72 percent of total revenues for the year ended December 31, 2019) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842/840 and Topic 606) of $55 and $56 as of December 31, 2019 and 2018, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 78 percent of our total revenues for the year ended December 31, 2019). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 (Topic 605 for 2017) and Topic 842 (Topic 840 for 2018 and 2017).
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2019, 2018, and 2017. Our customer with the largest receivable balance represented approximately one percent of total receivables at December 31, 2019 and 2018. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowances for doubtful accounts reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. During the years ended December 31, 2019, 2018 and 2017, we recognized total additions, excluding acquisitions, to our allowances for doubtful accounts of $42, $45 and $40, respectively, primarily 1) as a reduction to equipment rental revenue (primarily for 2019 doubtful accounts associated with lease revenues) or 2) as bad debt expense within selling, general and administrative expenses in our consolidated statements of income.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the years ended December 31, 2019 and December 31, 2018 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the years ended December 31, 2019 and December 31, 2018 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2019.

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

Our revenues accounted for under Topic 842 also generally do not require significant estimates or judgments. We monitor and review our estimated standalone selling prices on a regular basis.

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
The years ended December 31, 2019 and 2018 include BakerCorp acquisition-related costs which are included in “Merger related costs” in our consolidated statements of income. The merger related costs are comprised of financial and legal advisory fees.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BakerCorp locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BakerCorp since the acquisition date. The impact of the BakerCorp acquisition on our equipment rentals revenue is primarily reflected in the increase in average OEC of 17.7 percent for the year ended December 31, 2019 (such increase also includes the impact of the acquisition of BlueLine discussed below).
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
The following table summarizes the fair values of the assets acquired and liabilities assumed.

Accounts receivable, net of allowance for doubtful accounts (1)	$117
Inventory	7
Rental equipment	1,078
Property and equipment	71
Intangibles (customer relationships) (2)	230
Other assets	47
Total identifiable assets acquired	1,550
Short-term debt and current maturities of long-term debt (3)	(12)
Current liabilities	(140)
Long-term debt (3)	(23)
Other long-term liabilities	(4)
Total liabilities assumed	(179)
Net identifiable assets acquired	1,371
Goodwill (4)	698
Net assets acquired	$2,069
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
The years ended December 31, 2019 and 2018 include BlueLine acquisition-related costs which are included in “Merger related costs” in our consolidated statements of income. The merger related costs are comprised of financial and legal advisory fees. In addition to the acquisition-related costs reflected in our consolidated statements of income, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired BlueLine locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of BlueLine since the acquisition date. The impact of the BlueLine acquisition on our equipment rentals revenue is primarily reflected in the increase in average OEC of 17.7 percent for the year ended December 31, 2019 (such increase also includes the impact of the acquisition of BakerCorp discussed above).

Pro forma financial information
The pro forma information below gives effect to the BakerCorp and BlueLine acquisitions as if they had been completed on January 1, 2018 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions. The table below presents unaudited pro forma consolidated income statement information as if BakerCorp and BlueLine had been included in our consolidated results for the year ended December 31, 2018.

	Year Ended
	December 31, 2018
	United Rentals	BakerCorp	BlueLine	Total
Historic/pro forma revenues	$8,047	$184	$665	$8,896
Historic/combined pretax income (loss)	1,476	(84)	(169)	1,223
Pro forma adjustments to pretax income (loss):
Impact of fair value mark-ups/useful life changes on depreciation (1)		(8)	(5)	(13)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)		—	(13)	(13)
Intangible asset amortization (3)		(23)	(64)	(87)
Interest expense (4)		(14)	(92)	(106)
Elimination of historic interest (5)		30	106	136
Elimination of merger related costs (6)		67	166	233
Restructuring charges (7)		(6)	(16)	(22)
Pro forma pretax income				$1,351
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
(4) As discussed above, we issued debt to partially fund the BakerCorp and BlueLine acquisitions. Interest expense was adjusted to reflect these changes in our debt portfolio.
(5) Historic interest, including losses on repurchase/redemption of debt securities, on debt that is not part of the combined entity was eliminated.
(6) Merger related costs primarily comprised of financial and legal advisory fees associated with the BakerCorp and BlueLine acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The adjustment for BakerCorp includes $57 of merger related costs recognized by BakerCorp prior to the acquisition. The adjustment for BlueLine includes $142 of merger related costs recognized by BlueLine prior to the acquisition.
(7) As discussed in note 6 to the consolidated financial statements, in 2019, we completed a restructuring program associated with the BakerCorp and BlueLine acquisitions. The adjustments above reflect the restructuring charges recognized under this program. The restructuring charges reflected in our consolidated statements of income also include non acquisition-related restructuring charges, as discussed in note 6.

5.    Segment Information
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
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Primarily rented by our general rentals segment:
General construction and industrial equipment	43%	44%	43%
Aerial work platforms	28%	28%	32%
General tools and light equipment	8%	8%	7%
Primarily rented by our trench, power and fluid solutions segment:
Power and HVAC equipment	8%	8%	7%
Trench safety equipment	6%	6%	6%
Fluid solutions equipment	7%	6%	5%

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
The following table sets forth financial information by segment as of and for the years ended December 31, 2019, 2018 and 2017:

	General rentals	Trench, power and fluid solutions	Total
2019
Equipment rentals	$6,202	$1,762	$7,964
Sales of rental equipment	768	63	831
Sales of new equipment	238	30	268
Contractor supplies sales	71	33	104
Service and other revenues	157	27	184
Total revenue	7,436	1,915	9,351
Depreciation and amortization expense	1,681	357	2,038
Equipment rentals gross profit	2,407	800	3,207
Capital expenditures	1,967	383	2,350
Total assets	$16,036	$2,934	$18,970
2018
Equipment rentals	$5,550	$1,390	$6,940
Sales of rental equipment	619	45	664
Sales of new equipment	186	22	208
Contractor supplies sales	68	23	91
Service and other revenues	127	17	144
Total revenue	6,550	1,497	8,047
Depreciation and amortization expense	1,410	261	1,671
Equipment rentals gross profit	2,293	670	2,963
Capital expenditures	1,980	311	2,291
Total assets	$15,597	$2,536	$18,133
2017
Equipment rentals	$4,727	$988	$5,715
Sales of rental equipment	509	41	550
Sales of new equipment	159	19	178
Contractor supplies sales	65	15	80
Service and other revenues	105	13	118
Total revenue	5,565	1,076	6,641
Depreciation and amortization expense	1,188	195	1,383
Equipment rentals gross profit	1,950	490	2,440
Capital expenditures	1,675	214	1,889
Total assets	$13,351	$1,679	$15,030

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision (benefit) for income taxes:

	Year Ended December 31,
	2019	2018	2017
Total equipment rentals gross profit	$3,207	$2,963	$2,440
Gross profit from other lines of business	463	401	329
Selling, general and administrative expenses	(1,092)	(1,038)	(903)
Merger related costs	(1)	(36)	(50)
Restructuring charge	(18)	(31)	(50)
Non-rental depreciation and amortization	(407)	(308)	(259)
Interest expense, net	(648)	(481)	(464)
Other income, net	10	6	5
Income before provision (benefit) for income taxes	$1,514	$1,476	$1,048

We operate in the United States, Canada and Europe. As discussed in note 4 to the consolidated financial statements, in July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Our presence in Europe is limited, and the foreign information in the table below primarily reflects Canada. The following table presents geographic area information for the years ended December 31, 2019, 2018 and 2017, except for balance sheet information, which is presented as of December 31, 2019 and 2018:

	Domestic	Foreign	Total
2019
Equipment rentals	$7,283	$681	$7,964
Sales of rental equipment	757	74	831
Sales of new equipment	238	30	268
Contractor supplies sales	92	12	104
Service and other revenues	164	20	184
Total revenue	8,534	817	9,351
Rental equipment, net	8,995	792	9,787
Property and equipment, net	554	50	604
Goodwill and other intangible assets, net	$5,592	$457	$6,049
2018
Equipment rentals	$6,388	$552	$6,940
Sales of rental equipment	609	55	664
Sales of new equipment	184	24	208
Contractor supplies sales	80	11	91
Service and other revenues	126	18	144
Total revenue	7,387	660	8,047
Rental equipment, net	8,910	690	9,600
Property and equipment, net	559	55	614
Goodwill and other intangible assets, net	$5,665	$477	$6,142
2017
Equipment rentals	$5,253	$462	$5,715
Sales of rental equipment	494	56	550
Sales of new equipment	157	21	178
Contractor supplies sales	70	10	80
Service and other revenues	102	16	118
Total revenue	$6,076	$565	$6,641

6.    Restructuring Charges

Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed four restructuring programs and have incurred total restructuring charges of $333.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of December 31, 2019, the total liability associated with the closed restructuring programs was $11.  As of December 31, 2019, we have incurred total restructuring charges under the closed restructuring programs of $288, comprised of $171 of branch closure charges and $117 of severance and other costs.
BakerCorp/BlueLine Restructuring Program
In the third quarter of 2018, we initiated a restructuring program following the closing of the BakerCorp acquisition discussed in note 4 to the consolidated financial statements. The restructuring program also includes actions undertaken associated with the BlueLine acquisition discussed in note 4 to the consolidated financial statements. We completed this restructuring program in 2019.
The table below provides certain information concerning our restructuring charges under the BakerCorp/BlueLine restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2018:
Branch closure charges	$—	$4	$(1)	$3
Severance and other	—	18	(9)	9
Total	$—	$22	$(10)	$12
Year ended December 31, 2019:
Branch closure charges	$3	$16	$(11)	$8
Severance and other	9	6	(14)	1
Total	$12	$22	$(25)	$9
________________

(1)
Reflected in our consolidated statements of income as “Restructuring charge” (such charge also includes activity under our other restructuring programs). The restructuring charges are not allocated to our segments.  As of December 31, 2019, we have incurred total restructuring charges under the BakerCorp/BlueLine restructuring program of $44, comprised of $20 of branch closure charges and $24 of severance and other costs.

2020-2021 Cost Savings Restructuring Program
In the fourth quarter of 2019, we initiated a restructuring program associated with the consolidation of certain common functions, the relocation of our shared-service facilities and certain other cost reduction measures. We expect to complete the restructuring program in the first half of 2021. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken. As of December 31, 2019, we have not recognized material costs under this program, and the liability balance associated with the program is not material.

7.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2019	2018
Rental equipment	$14,852	$13,962
Less accumulated depreciation	(5,065)	(4,362)
Rental equipment, net	$9,787	$9,600

8.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2019	2018
Land	$101	$103
Buildings	210	209
Non-rental vehicles	168	200
Machinery and equipment	157	135
Furniture and fixtures	328	278
Leasehold improvements	348	302
	1,312	1,227
Less accumulated depreciation and amortization	(708)	(613)
Property and equipment, net	$604	$614

9.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2019:

	General rentals	Trench, power and fluid solutions	Total
Balance at January 1, 2017 (1)	$2,797	$463	$3,260
Goodwill related to acquisitions (2) (3)	797	8	805
Foreign currency translation and other adjustments	13	4	17
Balance at December 31, 2017 (1)	3,607	475	4,082
Goodwill related to acquisitions (2) (3)	752	247	999
Foreign currency translation and other adjustments	(17)	(6)	(23)
Balance at December 31, 2018 (1)	4,342	716	5,058
Goodwill related to acquisitions (2)	10	73	83
Foreign currency translation and other adjustments	10	3	13
Balance at December 31, 2019 (1)	$4,362	$792	$5,154

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

(3)
For additional detail on the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively, which accounted for most of the 2018 goodwill related to acquisitions, see note 4 to our consolidated financial statements. The acquisitions of NES and Neff accounted for most of the 2017 goodwill related to acquisitions.

Other intangible assets were comprised of the following at December 31, 2019 and 2018:

	December 31, 2019
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	43 months	$24	$14	$10
Customer relationships	7 years	$2,246	$1,364	$882
Trade names and associated trademarks	4 years	$5	$2	$3

	December 31, 2018
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	31 months	$24	$16	$8
Customer relationships	7 years	$2,148	$1,076	$1,072
Trade names and associated trademarks	5 years	$5	$1	$4

Amortization expense for other intangible assets was $290, $213 and $173 for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2020	$250
2021	205
2022	160
2023	116
2024	75
Thereafter	89
Total	$895

10.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2019	2018
Self-insurance accruals	$59	$46
Accrued compensation and benefit costs	86	127
Property and income taxes payable	26	103
Restructuring reserves (1)	20	31
Interest payable	142	147
Deferred revenue (2)	55	56
National accounts accrual	87	69
Operating lease liability (3)	178	—
Other (4)	94	98
Accrued expenses and other liabilities	$747	$677
_________________

(1)	Primarily relates to branch closure charges and severance costs. See note 6 for additional detail.

(2)	Reflects amounts billed to customers in excess of recognizable revenue. See note 3 for additional detail.

(3)
As discussed in note 13, we adopted an updated lease accounting standard on January 1, 2019, which resulted in recognition of operating lease liabilities (the amount reflected above represents the current portion of the liability). We adopted the new standard using a transition method that does not require application to periods prior to adoption.

(4)	Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2019	2018
Self-insurance accruals	$62	$60
Income taxes payable	14	14
Accrued compensation and benefit costs	15	9
Other long-term liabilities	$91	$83

11.    Fair Value Measurements
As of December 31, 2019 and 2018, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
Fair value measurements are categorized in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than quoted prices in active markets for identical assets or liabilities include:
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
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance/capital leases (the classification of such leases changed upon adoption of a new lease accounting standard, as explained further in note 13 to the consolidated financial statements) approximated their book values as of December 31, 2019 and 2018. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of December 31, 2019 and 2018 have been calculated based upon available market information, and were as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,755	$8,176	$8,102	$7,632

12.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	December 31,
	2019	2018
Accounts receivable securitization facility expiring 2020 (1)	$929	$850
$3.75 billion ABL facility expiring 2024 (1)	1,638	1,685
Term loan facility expiring 2025 (1)	979	988
4 5/8 percent Senior Secured Notes due 2023 (2)	—	994
5 3/4 percent Senior Notes due 2024 (3)	—	842
5 1/2 percent Senior Notes due 2025	795	794
4 5/8 percent Senior Notes due 2025	742	741
5 7/8 percent Senior Notes due 2026	999	999
6 1/2 percent Senior Notes due 2026	1,089	1,087
5 1/2 percent Senior Notes due 2027	992	991
3 7/8 percent Senior Secured Notes due 2027 (4)	741	—
4 7/8 percent Senior Notes due 2028 (5)	1,652	1,650
4 7/8 percent Senior Notes due 2028 (5)	4	4
5 1/4 percent Senior Notes due 2030 (6)	741	—
Finance leases (7)	127	—
Capital leases (7)	—	122
Total debt	11,428	11,747
Less short-term portion	(997)	(903)
Total long-term debt	$10,431	$10,844

(1)    The table below presents financial information associated with our variable rate indebtedness as of and for the year ended December 31, 2019. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,045	$46	$—
Letters of credit	56
Interest rate at December 31, 2019	3.1%	2.6%	3.5%
Average month-end debt outstanding	1,601	915	993
Weighted-average interest rate on average debt outstanding	3.7%	3.1%	4.0%
Maximum month-end debt outstanding	1,727	967	998

(2)
In November 2019, URNA redeemed all of its 4 5/8 percent Senior Secured Notes. Upon redemption, we recognized a loss of $29 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(3)
In May 2019, URNA redeemed all of its 5 3/4 percent Senior Notes. Upon redemption, we recognized a loss of $32 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(4)
In November 2019, URNA issued $750 aggregate principal amount of 3 7/8 percent Senior Secured Notes due 2027. The proceeds were primarily used to partially finance the redemption of 4 5/8 percent Senior Secured Notes discussed above. See below for additional detail on the issued debt.

(5)
URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

(6)
In May 2019, URNA issued $750 aggregate principal amount of 5 1/4 percent Senior Notes due 2030. The proceeds were primarily used to partially finance the redemption of 5 3/4 percent Senior Notes discussed above. See below for additional detail on the issued debt.

(7)
As discussed in note 13 to the consolidated financial statements, we adopted an updated lease accounting standard on January 1, 2019. Upon adoption of the new standard, the leases that were previously classified as capital leases through December 31, 2018 were classified as finance leases. There were no significant changes to the accounting upon this change in classification.

Short-term debt
As of December 31, 2019, our short-term debt primarily reflects $929 of borrowings under our accounts receivable securitization facility. See the table above for financial information associated with the accounts receivable securitization facility.
Accounts receivable securitization facility. In 2019, the accounts receivable securitization facility was amended, primarily to extend the maturity date. The amended facility expires on June 26, 2020, has a facility size of $975, and may be extended on a 364-day basis by mutual agreement of the Company and the lenders under the facility. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2019, there were $1.046 billion of receivables, net of applicable reserves, in the collateral pool;

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

Long-term debt
ABL facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and a portion of the facility is also now available for borrowing in British Pounds and Euros by certain subsidiaries of URNA in Europe. The size of the ABL facility was $3.75 billion as of December 31, 2019. See the table above for financial information associated with the ABL facility.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before February 2024. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers' Acceptance Rate), in each case plus a spread, (iii) in the case of loans in Euros, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (iv) in the case of loans in British pounds, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2019, availability under the ABL facility has exceeded the required threshold and, as a result, this financial covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s subsidiaries in Europe and Puerto Rico are guaranteed by Holdings, URNA, URNA’s Canadian subsidiaries and, subject to certain exceptions, our domestic subsidiaries and secured by substantially all the assets of our U.S. subsidiaries (other than real property and certain accounts receivable) and substantially all the assets of URNA’s Canadian subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
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
5 7/8 percent Senior Notes due 2026. In May 2016, URNA issued $750 aggregate principal amount of 5 7/8 percent Senior Notes (the “5 7/8 percent Notes”) which are due September 15, 2026. In February 2017, URNA issued $250 aggregate principal amount of 5 7/8 percent Notes as an add-on to the existing 5 7/8 percent Notes, after which the aggregate principal amount of outstanding 5 7/8 percent Notes was $1.0 billion. The notes issued in February 2017 have identical terms, and are fungible, with the existing 5 7/8 percent Notes. The net proceeds from the issuances were approximately $999 (including the original issue premium and after deducting offering expenses). The 5 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 7/8 percent Notes may be redeemed on or after September 15, 2021, at specified redemption prices that range from 102.938 percent in 2021, to 100 percent in 2024 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 5 7/8 percent Notes includes the $9 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2026. The effective interest rate on the 5 7/8 percent Notes is 5.7 percent.
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

3 7/8 percent Senior Secured Notes due 2027. In November 2019, URNA issued $750 aggregate principal amount of 3 7/8 percent Senior Secured Notes (the “3 7/8 percent Notes”) which are due November 15, 2027. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 3 7/8 percent Notes are guaranteed by Holdings and certain domestic subsidiaries of URNA and are secured on a second-priority basis by liens on substantially all of URNA’s and the guarantors’ assets that secure the ABL facility and the term loan facility, subject to certain exceptions. The 3 7/8 percent Notes may be redeemed on or after November 15, 2022, at specified redemption prices that range from 101.938 percent in 2022, to 100 percent in 2025 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to November 15, 2022, up to 40 percent of the aggregate principal amount of the 3 7/8 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 103.875 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 3 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees, to give further assurances and to make an offer to repurchase the notes upon the occurrence of a change of control  will not apply to URNA and its restricted subsidiaries during any period when the 3 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 3 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
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
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. As of December 31, 2019, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $4 for the Subsequent 4 7/8 percent Notes. The carrying value of the Initial 4 7/8 percent Notes includes $1 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Initial 4 7/8 percent Notes is 4.86 percent.
5 1/4 percent Senior Notes due 2030. In May 2019, URNA issued $750 aggregate principal amount of 5 1/4 percent Senior Notes (the “5 1/4 percent Notes”) which are due January 15, 2030. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 5 1/4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 1/4 percent Notes may be redeemed on or after January 15, 2025, at specified redemption prices that range from 102.625 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to January 15, 2023, up to 40 percent of the aggregate principal amount of the 5 1/4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 105.250 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 5 1/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; and (iii) dividends and other distributions, stock repurchases and redemptions and other restricted payments, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the 5 1/4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2019, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2019, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2019 are as follows:

2020	$997
2021	40
2022	32
2023	21
2024	1,661
Thereafter	8,765
Total	$11,516

13. Leases
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
As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenues, which accounted for 85 percent of total revenues for the year ended December 31, 2019, were accounted for under the previous lease accounting standard through December 31, 2018 and are accounted for under Topic 842 following adoption. There were no significant changes to our revenue accounting upon adoption of Topic 842. See note 3 for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
The adoption of Topic 842 had a material impact on our consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities, as discussed further below. The adoption of Topic 842 did not have a material impact on our consolidated income statement (as noted above, although a significant portion of our revenue is accounted for under Topic 842 following adoption, there were no significant changes to our revenue accounting upon adoption) or our consolidated cash flow statement.
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense on such leases is recognized on a straight-line basis over the lease term. The primary leases we enter into with initial terms of 12 months or less are for equipment that we rent from vendors and then rent to our customers. We generate sublease revenue from such leases that we refer to as "re-rent revenue" as discussed in note 3 to the consolidated financial statements. Apart from the re-rent revenue discussed in note 3, we do not generate material sublease income.
We have lease agreements with lease and non-lease components, and, for our real estate operating leases, we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The tables below present financial information associated with our leases. This information is only presented as of, and for the year ended, December 31, 2019 because, as noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$669
Finance lease assets	Rental equipment	286
	Less accumulated depreciation	(89)
	Rental equipment, net	197
	Property and equipment, net:
	Non-rental vehicles	8
	Buildings	18
	Less accumulated depreciation and amortization	(15)
	Property and equipment, net	11
Total leased assets		877
Liabilities
Current
Operating	Accrued expenses and other liabilities	178
Finance	Short-term debt and current maturities of long-term debt	58
Long-term
Operating	Operating lease liabilities	533
Finance	Long-term debt	69
Total lease liabilities		$838

Lease cost	Classification	Year Ended December 31, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$370
	Selling, general and administrative expenses	10
	Restructuring charge	16
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	28
	Non-rental depreciation and amortization	2
Interest on lease liabilities	Interest expense, net	6
Sublease income (2)		(157)
Net lease cost		$275
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the year ended December 31, 2019 includes $142 of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of December 31, 2019)	Operating leases (1)	Finance leases (2)
2020	$206	$60
2021	180	33
2022	141	24
2023	107	12
2024	73	1
Thereafter	91	6
Total	798	136
Less amount representing interest	(87)	(9)
Present value of lease liabilities	$711	$127
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2019. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8
Finance leases	3.2
Weighted-average discount rate
Operating leases	4.7%
Finance leases	4.0%

Other information	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$202
Operating cash flows from finance leases	6
Financing cash flows from finance leases	47
Leased assets obtained in exchange for new operating lease liabilities	201
Leased assets obtained in exchange for new finance lease liabilities	$55

As discussed above, we adopted Topic 842 on January 1, 2019. Topic 842 is an update to Topic 840, which was the lease accounting standard in place through December 31, 2018. Upon adoption of Topic 842, the leases that were previously classified as capital leases through December 31, 2018 were classified as finance leases. There were no significant changes to the accounting upon this change in classification. The following table presents historic financial statement information for our leases (accounted for under Topic 840) for the years ended December 31, 2018 and 2017, except for balance sheet information, which is presented as of December 31, 2018:

	2018	2017
Capital leases
Depreciation of rental equipment	$22	$21
Non-rental depreciation and amortization	1	2
Rental equipment	257
Less accumulated depreciation	(86)
Rental equipment, net	171
Property and equipment, net:
Non-rental vehicles	6
Buildings	16
Less accumulated depreciation and amortization	(12)
Property and equipment, net	10
Capital lease obligations	122
Operating leases
Rent expense on non-cancelable leases (1)	$179	$160
_________________
(1)    Rent expense on non-cancelable operating leases does not include short-term lease costs associated with equipment that we rent from vendors and then rent to our customers (which is a component of the 2019 operating lease costs under Topic 842 as reflected in the table above). Under Topic 840, rental payments under leases with terms of a month or less that were not renewed are not included in rent expense, and we excluded such expenses because of the short-term duration of the arrangements under which we rented equipment from vendors and then rented such equipment to our customers. The amount of such rentals was $121 and $94 for the years ended December 31, 2018 and 2017, respectively.

14.    Income Taxes
The Tax Act was enacted in December 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign earnings. We completed our accounting for the tax effects of enactment of the Tax Act in 2018. During the year ended December 31, 2017, we recognized the reasonably estimated (i) effects on our existing deferred tax balances and (ii) one-time transition tax. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Tax Act. The following table presents the impact of the accounting for the enactment of the Tax Act on our provision (benefit) for income taxes for the years ended December 31, 2018 and 2017:

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
The substantial 2017 impact of the enactment of the Tax Act discussed above is reflected in the tables below. The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2019 are as follows:

	Year ended December 31,
	2019	2018	2017
Current
Federal	$97	$47	$190
Foreign	(6)	18	15
State and local	45	58	30
	136	123	235
Deferred
Federal	185	243	(580)
Foreign	14	3	(2)
State and local	5	11	49
	204	257	(533)
Total	$340	$380	$(298)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rates (21 percent for the years ended December 31, 2019 and 2018 and 35 percent for the year ended December 31, 2017) to the income before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2019 is as follows:

	Year ended December 31,
	2019	2018	2017
Computed tax at statutory tax rate	$318	$310	$367
State income taxes, net of federal tax benefit	43	54	34
Other permanent items	(20)	6	(3)
Enactment of the Tax Act	—	6	(689)
Foreign tax rate differential	(1)	4	(7)
Total	$340	$380	$(298)

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2019	December 31, 2018
Reserves and allowances	$111	$126
Debt cancellation and other	8	11
Net operating loss and credit carryforwards	371	435
Operating lease assets (1)	182	—
Total deferred tax assets	672	572
Less: valuation allowance (2)	(43)	(46)
Total net deferred tax assets	629	526
Property and equipment	(2,135)	(1,976)
Operating lease liabilities (1)	(182)	—
Intangibles	(199)	(237)
Total deferred tax liability	(2,516)	(2,213)
Total net deferred tax liability	$(1,887)	$(1,687)

_________________
(1)    As discussed in note 13 to the consolidated financial statements, in 2019, we adopted an updated lease accounting standard that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a transition method that does not require application to periods prior to adoption.

(2)    Relates to foreign tax credits, state net operating loss carryforwards, and state tax credits that may not be realized.
We file income tax returns in the U.S., Canada and Europe. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2010.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $62, $71 and $48 for the years ended December 31, 2019, 2018 and 2017, respectively.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. The Tax Act required a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments, and, as discussed above, we completed the accounting for the transition tax in 2018. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2019, unremitted earnings of foreign subsidiaries were $726. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
We have net operating loss carryforwards (“NOLs”) of $1.217 billion for federal income tax purposes that expire from 2023 through 2037, $15 for foreign income tax purposes that expire from 2024 through 2037 and $994 for state income tax purposes that expire from 2020 through 2037.

15.    Commitments and Contingencies
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
Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan and a registered retirement savings plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $37, $31 and $26 in the years ended December 31, 2019, 2018 and 2017, respectively.
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

16.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2019 and 2018, there were 0.0 million and 0.5 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively.

As of December 31, 2019, there were an aggregate of 0.9 million outstanding time and performance-based RSUs and 2.5 million shares available for grants of stock and options under our 2019 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	463	27.47
Granted	—	—
Exercised	(425)	25.51
Canceled	(1)	22.25
Outstanding at December 31, 2019	37	50.40
Exercisable at December 31, 2019	31	$44.85

The following table presents information associated with stock options as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Intrinsic value of options outstanding as of December 31	$4	$35
Intrinsic value of options exercisable as of December 31	4	33
Intrinsic value of options exercised	45	13	6
Weighted-average grant date fair value per option	$—	$—	$84.60

In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various equity incentive plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions during the applicable performance periods (currently the calendar year). There were 493 thousand shares of common stock issued upon vesting of RSUs during 2019, net of 304 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2019	2018	2017
RSUs granted	456	566	809
Weighted-average grant date price per unit	$124.37	$175.79	$130.96

As of December 31, 2019, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $38. The weighted-average period over which this compensation cost is expected to be recognized is 1.8 years.
A summary of RSU activity for the year ended December 31, 2019 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2018	649	$116.26
Granted	456	124.37
Vested	(611)	129.50
Forfeited	(33)	147.91
Nonvested as of December 31, 2019	461	$104.40

The total fair value of RSUs vested during the fiscal years ended December 31, 2019, 2018 and 2017 was $80, $114, and $101, respectively.

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

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2019 (1):
Total revenues	$2,117	$2,290	$2,488	$2,456	$9,351
Gross profit	761	911	1,033	965	3,670
Operating income	368	529	656	599	2,152
Net income (1)	175	270	391	338	1,174
Earnings per share—basic	2.21	3.45	5.10	4.51	15.18
Earnings per share—diluted (3)	2.19	3.44	5.08	4.49	15.11
For the year ended December 31, 2018 (2):
Total revenues	$1,734	$1,891	$2,116	$2,306	$8,047
Gross profit	646	782	938	998	3,364
Operating income	340	470	578	563	1,951
Net income (2)	183	270	333	310	1,096
Earnings per share—basic	2.18	3.22	4.05	3.84	13.26
Earnings per share—diluted (3)	2.15	3.20	4.01	3.80	13.12

(1)
As discussed in note 12 to our consolidated financial statements, in the fourth quarter of 2019, we issued $750 aggregate principal amount of 3 7/8 percent Senior Secured Notes due 2027 and redeemed all of our 4 5/8 percent Senior Secured Notes. Upon redemption, we recognized a loss of $29 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.

(2)
The fourth quarter of 2018 included $22 of merger related costs and $16 of restructuring charges primarily associated with the BakerCorp and BlueLine acquisitions discussed in note 4 to our consolidated financial statements.

(3)	Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2019:
Merger related costs (4)	$(0.01)	$—	$—	$—	$(0.01)
Merger related intangible asset amortization (5)	(0.64)	(0.64)	(0.63)	(0.60)	(2.48)
Impact on depreciation related to acquired fleet and property and equipment (6)	(0.14)	(0.12)	(0.07)	(0.05)	(0.39)
Impact of the fair value mark-up of acquired fleet (7)	(0.25)	(0.15)	(0.14)	(0.16)	(0.72)
Restructuring charge (8)	(0.07)	(0.06)	(0.02)	(0.03)	(0.18)
Asset impairment charge (9)	(0.01)	(0.03)	(0.02)	0.01	(0.05)
Loss on extinguishment of debt securities and amendment of ABL facility	—	(0.30)	—	(0.28)	(0.58)
For the year ended December 31, 2018:
Merger related costs (4)	$(0.01)	$(0.02)	$(0.09)	$(0.21)	$(0.32)
Merger related intangible asset amortization (5)	(0.39)	(0.37)	(0.42)	(0.58)	(1.76)
Impact on depreciation related to acquired fleet and property and equipment (6)	(0.09)	(0.08)	(0.02)	—	(0.19)
Impact of the fair value mark-up of acquired fleet (7)	(0.21)	(0.15)	(0.11)	(0.11)	(0.59)
Restructuring charge (8)	(0.02)	(0.03)	(0.09)	(0.15)	(0.28)

(4)
This reflects transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions discussed in note 4 to our consolidated financial statements.

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

(8)	As discussed in note 6 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.

(9)	This reflects write-offs of leasehold improvements and other fixed assets.

18.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Net income and earnings per share for 2017 include the significant impact of the enactment of the Tax Act discussed further in note 14 to the consolidated financial statements. Net income and earnings per share for 2019 and 2018 reflect a reduction in the U.S. federal statutory tax rate from 35 percent to 21 percent following enactment of the Tax Act. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income available to common stockholders	$1,174	$1,096	$1,346
Denominator:
Denominator for basic earnings per share—weighted-average common shares	77,341	82,652	84,599
Effect of dilutive securities:
Employee stock options	114	379	403
Restricted stock units	255	499	560
Denominator for diluted earnings per share—adjusted weighted-average common shares	77,710	83,530	85,562
Basic earnings per share	$15.18	$13.26	$15.91
Diluted earnings per share	$15.11	$13.12	$15.73

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
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of December 31, 2019, the amount available for distribution under the most restrictive of these covenants was $674. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of December 31, 2019, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $2.929 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2019

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$28	$—	$24	$—	$—	$52
Accounts receivable, net	—	—	—	171	1,359	—	1,530
Intercompany receivable (payable)	2,255	(2,130)	(112)	(14)	1	—	—
Inventory	—	108	—	12	—	—	120
Prepaid expenses and other assets	—	124	—	16	—	—	140
Total current assets	2,255	(1,870)	(112)	209	1,360	—	1,842
Rental equipment, net	—	8,995	—	792	—	—	9,787
Property and equipment, net	76	400	78	50	—	—	604
Investments in subsidiaries	1,509	1,636	1,069	—	—	(4,214)	—
Goodwill	—	4,759	—	395	—	—	5,154
Other intangible assets, net	—	833	—	62	—	—	895
Operating lease right-of-use assets	—	194	403	72	—	—	669
Other long-term assets	12	7	—	—	—	—	19
Total assets	$3,852	$14,954	$1,438	$1,580	$1,360	$(4,214)	$18,970
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$—	$66	$—	$2	$929	$—	$997
Accounts payable	—	395	—	59	—	—	454
Accrued expenses and other liabilities	—	572	118	55	2	—	747
Total current liabilities	—	1,033	118	116	931	—	2,198
Long-term debt	—	10,402	7	22	—	—	10,431
Deferred taxes	22	1,768	—	97	—	—	1,887
Operating lease liabilities	—	151	323	59	—	—	533
Other long-term liabilities	—	91	—	—	—	—	91
Total liabilities	22	13,445	448	294	931	—	15,140
Total stockholders’ equity (deficit)	3,830	1,509	990	1,286	429	(4,214)	3,830
Total liabilities and stockholders’ equity (deficit)	$3,852	$14,954	$1,438	$1,580	$1,360	$(4,214)	$18,970

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$1	$—	$42	$—	$—	$43
Accounts receivable, net	—	—	—	159	1,386	—	1,545
Intercompany receivable (payable)	1,534	(1,423)	(96)	(15)	—	—	—
Inventory	—	96	—	13	—	—	109
Prepaid expenses and other assets	—	60	—	4	—	—	64
Total current assets	1,534	(1,266)	(96)	203	1,386	—	1,761
Rental equipment, net	—	8,910	—	690	—	—	9,600
Property and equipment, net	57	462	40	55	—	—	614
Investments in subsidiaries	1,826	1,646	980	—	—	(4,452)	—
Goodwill	—	4,661	—	397	—	—	5,058
Other intangible assets, net	—	1,004	—	80	—	—	1,084
Other long-term assets	9	7	—	—	—	—	16
Total assets	$3,426	$15,424	$924	$1,425	$1,386	$(4,452)	$18,133
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$1	$50	$—	$2	$850	$—	$903
Accounts payable	—	481	—	55	—	—	536
Accrued expenses and other liabilities	—	619	14	42	2	—	677
Total current liabilities	1	1,150	14	99	852	—	2,116
Long-term debt	—	10,778	9	57	—	—	10,844
Deferred taxes	22	1,587	—	78	—	—	1,687
Other long-term liabilities	—	83	—	—	—	—	83
Total liabilities	23	13,598	23	234	852	—	14,730
Total stockholders’ equity (deficit)	3,403	1,826	901	1,191	534	(4,452)	3,403
Total liabilities and stockholders’ equity (deficit)	$3,426	$15,424	$924	$1,425	$1,386	$(4,452)	$18,133

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2019

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$7,282	$—	$681	$1	$—	$7,964
Sales of rental equipment	—	757	—	74	—	—	831
Sales of new equipment	—	238	—	30	—	—	268
Contractor supplies sales	—	92	—	12	—	—	104
Service and other revenues	—	164	—	20	—	—	184
Total revenues	—	8,533	—	817	1	—	9,351
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	2,807	—	319	—	—	3,126
Depreciation of rental equipment	—	1,490	—	141	—	—	1,631
Cost of rental equipment sales	—	477	—	41	—	—	518
Cost of new equipment sales	—	205	—	26	—	—	231
Cost of contractor supplies sales	—	65	—	8	—	—	73
Cost of service and other revenues	—	92	—	10	—	—	102
Total cost of revenues	—	5,136	—	545	—	—	5,681
Gross profit	—	3,397	—	272	1	—	3,670
Selling, general and administrative expenses	92	840	—	116	44	—	1,092
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	19	—	(1)	—	—	18
Non-rental depreciation and amortization	19	354	—	34	—	—	407
Operating (loss) income	(111)	2,183	—	123	(43)	—	2,152
Interest (income) expense, net	(68)	686	—	—	30	—	648
Other (income) expense, net	(763)	866	—	61	(174)	—	(10)
Income before provision for income taxes	720	631	—	62	101	—	1,514
Provision for income taxes	167	139	—	9	25	—	340
Income before equity in net earnings (loss) of subsidiaries	553	492	—	53	76	—	1,174
Equity in net earnings (loss) of subsidiaries	621	129	38	—	—	(788)	—
Net income (loss)	1,174	621	38	53	76	(788)	1,174
Other comprehensive income (loss)	51	51	50	48	—	(149)	51
Comprehensive income (loss)	$1,225	$672	$88	$101	$76	$(937)	$1,225

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2018

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$6,388	$—	$552	$—	$—	$6,940
Sales of rental equipment	—	609	—	55	—	—	664
Sales of new equipment	—	184	—	24	—	—	208
Contractor supplies sales	—	80	—	11	—	—	91
Service and other revenues	—	126	—	18	—	—	144
Total revenues	—	7,387	—	660	—	—	8,047
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	2,370	—	244	—	—	2,614
Depreciation of rental equipment	—	1,258	—	105	—	—	1,363
Cost of rental equipment sales	—	358	—	28	—	—	386
Cost of new equipment sales	—	159	—	20	—	—	179
Cost of contractor supplies sales	—	52	—	8	—	—	60
Cost of service and other revenues	—	71	—	10	—	—	81
Total cost of revenues	—	4,268	—	415	—	—	4,683
Gross profit	—	3,119	—	245	—	—	3,364
Selling, general and administrative expenses	25	860	—	96	57	—	1,038
Merger related costs	—	36	—	—	—	—	36
Restructuring charge	—	29	—	2	—	—	31
Non-rental depreciation and amortization	17	266	—	25	—	—	308
Operating (loss) income	(42)	1,928	—	122	(57)	—	1,951
Interest (income) expense, net	(39)	497	—	—	24	(1)	481
Other (income) expense, net	(657)	742	—	51	(142)	—	(6)
Income before provision for income taxes	654	689	—	71	61	1	1,476
Provision for income taxes	164	181	—	20	15	—	380
Income before equity in net earnings (loss) of subsidiaries	490	508	—	51	46	1	1,096
Equity in net earnings (loss) of subsidiaries	606	98	47	—	—	(751)	—
Net income (loss)	1,096	606	47	51	46	(750)	1,096
Other comprehensive (loss) income	(86)	(86)	(82)	(105)	—	273	(86)
Comprehensive income (loss)	$1,010	$520	$(35)	$(54)	$46	$(477)	$1,010

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2017

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$5,253	$—	$462	$—	$—	$5,715
Sales of rental equipment	—	494	—	56	—	—	550
Sales of new equipment	—	157	—	21	—	—	178
Contractor supplies sales	—	70	—	10	—	—	80
Service and other revenues	—	102	—	16	—	—	118
Total revenues	—	6,076	—	565	—	—	6,641
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,933	—	218	—	—	2,151
Depreciation of rental equipment	—	1,033	—	91	—	—	1,124
Cost of rental equipment sales	—	302	—	28	—	—	330
Cost of new equipment sales	—	134	—	18	—	—	152
Cost of contractor supplies sales	—	49	—	7	—	—	56
Cost of service and other revenues	—	51	—	8	—	—	59
Total cost of revenues	—	3,502	—	370	—	—	3,872
Gross profit	—	2,574	—	195	—	—	2,769
Selling, general and administrative expenses	103	682	—	80	38	—	903
Merger related costs	—	50	—	—	—	—	50
Restructuring charge	—	49	—	1	—	—	50
Non-rental depreciation and amortization	15	223	—	21	—	—	259
Operating (loss) income	(118)	1,570	—	93	(38)	—	1,507
Interest (income) expense, net	(15)	469	3	—	12	(5)	464
Other (income) expense, net	(543)	596	—	45	(103)	—	(5)
Income (loss) before provision (benefit) for income taxes	440	505	(3)	48	53	5	1,048
Provision (benefit) for income taxes	144	(469)	—	12	15	—	(298)
Income (loss) before equity in net earnings (loss) of subsidiaries	296	974	(3)	36	38	5	1,346
Equity in net earnings (loss) of subsidiaries	1,050	76	36	—	—	(1,162)	—
Net income (loss)	1,346	1,050	33	36	38	(1,157)	1,346
Other comprehensive income (loss)	67	67	67	55	—	(189)	67
Comprehensive income (loss)	$1,413	$1,117	$100	$91	$38	$(1,346)	$1,413

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2019

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by operating activities	$34	$2,720	$—	$167	$103	$—	$3,024
Net cash used in investing activities	(34)	(1,529)	—	(147)	—	—	(1,710)
Net cash used in financing activities	—	(1,164)	—	(38)	(103)	—	(1,305)
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	27	—	(18)	—	—	9
Cash and cash equivalents at beginning of period	—	1	—	42	—	—	43
Cash and cash equivalents at end of period	$—	$28	$—	$24	$—	$—	$52

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2018

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$36	$3,116	$(1)	$(16)	$(282)	$—	$2,853
Net cash used in investing activities	(36)	(4,308)	—	(207)	—	—	(4,551)
Net cash provided by (used in) financing activities	—	1,170	1	(56)	282	—	1,397
Effect of foreign exchange rates	—	—	—	(8)	—	—	(8)
Net decrease in cash and cash equivalents	—	(22)	—	(287)	—	—	(309)
Cash and cash equivalents at beginning of period	—	23	—	329	—	—	352
Cash and cash equivalents at end of period	$—	$1	$—	$42	$—	$—	$43

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2017

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$21	$2,291	$(3)	$132	$(232)	$—	$2,209
Net cash used in investing activities	(21)	(3,554)	—	(109)	—	—	(3,684)
Net cash provided by (used in) financing activities	—	1,265	3	(3)	232	—	1,497
Effect of foreign exchange rate	—	—	—	18	—	—	18
Net increase in cash and cash equivalents	—	2	—	38	—	—	40
Cash and cash equivalents at beginning of period	—	21	—	291	—	—	312
Cash and cash equivalents at end of period	$—	$23	$—	$329	$—	$—	$352

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Acquired	Charged to Costs and Expenses		Charged to Revenue		Deductions		Balance at End of Period
Year ended December 31, 2019:
Allowance for doubtful accounts	$93	$2	$8	(a)	$34	(a)	$34	(b)	$103
Reserve for obsolescence and shrinkage	5	4	40		—		39	(c)	10
Self-insurance reserve	106	—	180		—		165	(d)	121
Year ended December 31, 2018:
Allowance for doubtful accounts	$68	$14	$45		$—		$34	(b)	$93
Reserve for obsolescence and shrinkage	7	1	26		—		29	(c)	5
Self-insurance reserve	100	5	144		—		143	(d)	106
Year ended December 31, 2017:
Allowance for doubtful accounts	$54	$6	$40		$—		$32	(b)	$68
Reserve for obsolescence and shrinkage	3	2	20		—		18	(c)	7
Self-insurance reserve	94	6	122		—		122	(d)	100

The above information reflects the continuing operations of the Company for the periods presented. Additionally, because the Company has retained certain self-insurance liabilities associated with the discontinued traffic control business, those amounts have been included as well.

(a)
Amounts charged to cost and expenses reflect bad debt expenses recognized within selling, general and administrative expenses. The amounts charged to revenue primarily reflect doubtful accounts associated with lease revenues that were recognized as a reduction to equipment rentals revenue. In 2019, we adopted an updated lease accounting standard (see note 13 to the consolidated financial statements for further detail) that requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue. We adopted the updated lease accounting standard using a transition method that does not require application to periods prior to adoption.

(b)	Represents write-offs of accounts, net of recoveries.

(c)	Represents write-offs.

(d)	Represents payments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 of the Company and our report dated January 29, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Stamford, Connecticut
January 29, 2020

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which is expected to be filed with the SEC on or before March 24, 2020.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2020 Proxy Statement, which is expected to be filed with the SEC on or before March 24, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2020 Proxy Statement, which is expected to be filed with the SEC on or before March 24, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2020 Proxy Statement, which is expected to be filed with the SEC on or before March 24, 2020.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2020 Proxy Statement, which is expected to be filed with the SEC on or before March 24, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2019 and 2018
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2019, 2018 and 2017
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

4	(c)
Indenture for the 5 7/8 percent Notes due 2026, dated as of May 13, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 13, 2016)

4	(d)
Indenture for the 5 1/2 percent Notes due 2027, dated as of November 7, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 7, 2016)

4	(e)
Indenture for the 4 7/8 percent Notes due 2028, dated as of August 11, 2017, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on August 11, 2017)

4	(f)
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

4	(h)
Indenture for the 6 1/2 percent Notes due 2026, dated as of October 30, 2018, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 30, 2018)

Exhibit Number		Description of Exhibit
4	(i)
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

4	(j)
Indenture for the 3.875% Senior Secured Notes due 2027, dated as of November 4, 2019, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on November 4, 2019)

4	(k)*	Description of United Rentals’ Securities Registered Pursuant to Section 12 of the Exchange Act

10	(a)
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

10	(f)	United Rentals, Inc. 2019 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2019)‡

10	(g)
United Rentals, Inc. Long-Term Incentive Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(h)	United Rentals, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Appendix A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2019)‡

10	(i)
United Rentals, Inc. Second Amended and Restated 2010 Long Term Incentive Plan (incorporated by reference to Appendix C of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2014)‡

10	(j)
Form of United Rentals, Inc. 2010 Long-Term Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2010)‡

10	(k)
United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

10	(l)
Amendment Number One to the United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(p) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(m)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

Exhibit Number		Description of Exhibit
10	(n)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 001-14387)‡

10	(o)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(a) United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2017)‡

10	(p)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, effective for grants of awards beginning in May 2019 (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2019)‡

10	(q)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(r)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(s)
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 (incorporated by reference to Exhibit 10(i) on Form 10-Q for the quarter ended March 31, 2015)‡

10	(t)*	Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2020‡

10	(u)
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Chief Executive Officer; effective for grants beginning in 2017‡ (incorporated by reference to Exhibit 10(r) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2018)‡

10	(v)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 (incorporated by reference to Exhibit 10(h) on Form 10-Q for the quarter ended March 31, 2015)‡

10	(w)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in May 2019 (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2019)‡

10	(x)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Chief Executive Officer; effective for grants beginning in 2017‡ (incorporated by reference to Exhibit 10(t) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2018)‡

10	(y)
Form of Restricted Stock Unit Agreement for Michael Kneeland, dated March 11, 2019 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 15, 2019)‡

10	(z)
Form of Restricted Stock Unit Agreement (Performance Based) for Michael Kneeland, dated March 11, 2019 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 15, 2019)‡

10	(aa)
Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 24, 2020

10	(bb)
Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

10	(cc)
First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on January 15, 2009)‡

10	(dd)
Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

Exhibit Number		Description of Exhibit

10	(ee)
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

10	(gg)
Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

10	(hh)
Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on November 25, 2008)‡

10	(ii)
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

10	(kk)
Fourth Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2012)‡

10	(ll)
Letter Agreement with William B. Plummer (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)‡

10	(mm)
Employment Agreement, dated as of May 8, 2019, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2019)‡

10	(nn)
Amended Employment Agreement, dated April 28, 2008, between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(oo)
Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2013)‡

10	(pp)
Employment Agreement, effective as of October 12, 2018, between the Company and Jessica T. Graziano (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on October 12, 2018)‡

10	(qq)
Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Jeffrey Fenton (incorporated by reference to Exhibit 10(ss) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2015)‡

10	(rr)
Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Craig Pintoff (incorporated by reference to Exhibit 10(tt) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2015)‡

10	(ss)
Employment Agreement, dated October 12, 2018, between United Rentals, Inc. and Andrew Limoges (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2018)

10	(tt)
Employment Agreement, dated October 31, 2018, between United Rentals, Inc. and Paul McDonnell (incorporated by reference to Exhibit 10(oo) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2018)‡

10	(uu)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

Exhibit Number		Description of Exhibit
10	(vv)
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

10	(ww)
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

10	(xx)
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

10	(yy)
Third Amended and Restated Canadian Security Agreement, dated as of February 15, 2019, among United Rentals of Canada, Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10	(zz)
Third Amended and Restated Canadian Guarantee Agreement, dated as of February 15, 2019, by United Rentals of Canada, Inc. in favor of Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10	(aaa)
Second Amended and Restated Security Agreement, dated as of November 4, 2019 and effective as of November 20, 2019, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Note Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 4, 2019)

10	(bbb)
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

10	(ccc)
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

10	(ddd)
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

10	(eee)
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

Exhibit Number		Description of Exhibit
10	(fff)
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

10	(ggg)
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

10	(hhh)
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

10	(iii)
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

10	(jjj)
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

10	(kkk)
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

10	(lll)
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

Exhibit Number		Description of Exhibit
10	(nnn)
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

10	(ppp)
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

UNITED RENTALS, INC.
Date:	January 29, 2020	By:	/S/ MATTHEW J. FLANNERY
Matthew J. Flannery, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ MICHAEL J. KNEELAND	Chairman	January 29, 2020
Michael J. Kneeland

/S/ JOSÉ B. ALVAREZ	Director	January 29, 2020
José B. Alvarez

/S/ MARC A. BRUNO	Director	January 29, 2020
Marc A. Bruno

/S/ BOBBY J. GRIFFIN	Director	January 29, 2020
Bobby J. Griffin

/S/ KIM HARRIS JONES	Director	January 29, 2020
Kim Harris Jones

/S/ TERRI L. KELLY	Director	January 29, 2020
Terri L. Kelly

/S/ GRACIA MARTORE	Director	January 29, 2020
Gracia Martore

/S/ JASON D. PAPASTAVROU	Director	January 29, 2020
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 29, 2020
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 29, 2020
Donald C. Roof

/S/ SHIV SINGH	Director	January 29, 2020
Shiv Singh

/S/ MATTHEW J. FLANNERY	Director and Chief Executive Officer (Principal Executive Officer)	January 29, 2020
Matthew J. Flannery

/S/ JESSICA T. GRAZIANO	Chief Financial Officer (Principal Financial Officer)	January 29, 2020
Jessica T. Graziano

/S/ ANDREW B. LIMOGES	Vice President, Controller (Principal Accounting Officer)	January 29, 2020
Andrew B. Limoges