Form 10-Q
period 2020-03-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2020-04-29
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of April 27, 2020, there were 72,049,494 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of the novel strain of coronavirus (COVID-19) to the point where applicable governmental authorities are comfortable easing current “social distancing” policies, which have required closing many businesses deemed “non-essential”; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for equipment rentals;

•
the extent to which businesses in and associated with the construction industry, including equipment rental service providers such as us, continue to be deemed “essential” for the purposes of “social distancing” policies in the regions in which we operate;

•
the impact of global economic conditions (including potential trade wars) and public health crises and epidemics, such as COVID-19, on us, our customers and our suppliers, in the United States and the rest of the world;

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

•
our significant indebtedness (which totaled $11.6 billion at March 31, 2020) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

•	inability to refinance our indebtedness on terms that are favorable to us (including as a result of current volatility and uncertainty in capital markets due to COVID-19), or at all;

•	incurrence of additional debt, which could exacerbate the risks associated with our current level of indebtedness;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating the agreements and requiring us to repay outstanding borrowings;

•	restrictive covenants and amount of borrowings permitted in our debt instruments, which can limit our financial and operational flexibility;

•	overcapacity of fleet in the equipment rental industry, including as a result of reduced demand for fleet due to the impacts of COVID-19 on our customers;

•	inability to benefit from government spending, including spending associated with infrastructure projects;

•	fluctuations in the price of our common stock and inability to complete stock repurchases in the time frame and/or on the terms anticipated (for example, due to COVID-19);

•	rates we charge and time utilization we achieve being less than anticipated (including as a result of COVID-19);

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	inability to access the capital that our businesses or growth plans may require (including as a result of uncertainty in capital markets due to COVID-19);

•	incurrence of impairment charges;

•	trends in oil and natural gas could adversely affect the demand for our services and products;

•	the fact that our holding company structure requires us to depend in part on distributions from subsidiaries and such distributions could be limited by contractual or legal restrictions;

•	increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	shortfalls in our insurance coverage;

•
our charter provisions as well as provisions of certain debt agreements and our significant indebtedness may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•
turnover in our management team and inability to attract and retain key personnel, as well as loss, absenteeism or the inability of employees to work or perform key functions in light of public health crises or epidemics (including COVID-19);

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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$513	$52
Accounts receivable, net of allowance for doubtful accounts of $107 at March 31, 2020 and $103 at December 31, 2019	1,413	1,530
Inventory	115	120
Prepaid expenses and other assets	173	140
Total current assets	2,214	1,842
Rental equipment, net	9,422	9,787
Property and equipment, net	600	604
Goodwill	5,122	5,154
Other intangible assets, net	823	895
Operating lease right-of-use assets	666	669
Other long-term assets	21	19
Total assets	$18,868	$18,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$854	$997
Accounts payable	484	454
Accrued expenses and other liabilities	658	747
Total current liabilities	1,996	2,198
Long-term debt	10,743	10,431
Deferred taxes	1,878	1,887
Operating lease liabilities	530	533
Other long-term liabilities	86	91
Total liabilities	15,233	15,140
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,061,646 and 72,048,137 shares issued and outstanding, respectively, at March 31, 2020 and 113,825,667 and 74,362,195 shares issued and outstanding, respectively, at December 31, 2019	1	1
Additional paid-in capital	2,435	2,440
Retained earnings	5,448	5,275
Treasury stock at cost—42,013,509 and 39,463,472 shares at March 31, 2020 and December 31, 2019, respectively	(3,957)	(3,700)
Accumulated other comprehensive loss	(292)	(186)
Total stockholders’ equity	3,635	3,830
Total liabilities and stockholders’ equity	$18,868	$18,970
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Equipment rentals	$1,783	$1,795
Sales of rental equipment	208	192
Sales of new equipment	62	62
Contractor supplies sales	25	24
Service and other revenues	47	44
Total revenues	2,125	2,117
Cost of revenues:
Cost of equipment rentals, excluding depreciation	747	742
Depreciation of rental equipment	426	395
Cost of rental equipment sales	125	125
Cost of new equipment sales	54	54
Cost of contractor supplies sales	18	17
Cost of service and other revenues	28	23
Total cost of revenues	1,398	1,356
Gross profit	727	761
Selling, general and administrative expenses	267	280
Merger related costs	—	1
Restructuring charge	2	8
Non-rental depreciation and amortization	100	104
Operating income	358	368
Interest expense, net	136	151
Other income, net	(4)	(3)
Income before provision for income taxes	226	220
Provision for income taxes	53	45
Net income	$173	$175
Basic earnings per share	$2.33	$2.21
Diluted earnings per share	$2.33	$2.19
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2020	2019
Net income	$173	$175
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1) (2)	(103)	20
Fixed price diesel swaps	(3)	1
Other comprehensive income (loss)	(106)	21
Comprehensive income (1)	$67	$196

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2020 or 2019. There is no tax impact related to the foreign currency translation adjustments, as the earnings are considered permanently reinvested. We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. There were no material taxes associated with other comprehensive income (loss) during 2020 or 2019.
(2)The 2020 activity primarily reflects a significant change in Canadian currency exchange rates.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended March 31, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				173
Foreign currency translation adjustments (3)							(103)
Fixed price diesel swaps							(3)
Stock compensation expense, net	1		13
Exercise of common stock options			1
Shares repurchased and retired			(19)
Repurchase of common stock	(3)				3	(257)
Balance at March 31, 2020	72	$1	$2,435	$5,448	42	$(3,957)	$(292)

	Three Months Ended March 31, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				175
Foreign currency translation adjustments							20
Fixed price diesel swaps							1
Stock compensation expense, net	1		15
Exercise of common stock options			4
Shares repurchased and retired			(33)
Repurchase of common stock	(2)				2	(210)
Balance at March 31, 2019	79	$1	$2,394	$4,276	35	$(3,080)	$(216)

(1)Common stock outstanding decreased by approximately 6 million net shares during the year ended December 31, 2019.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)Primarily reflects a significant change in Canadian currency exchange rates.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$173	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526	499
Amortization of deferred financing costs and original issue discounts	4	4
Gain on sales of rental equipment	(83)	(67)
Gain on sales of non-rental equipment	(1)	(2)
Gain on insurance proceeds from damaged equipment	(6)	(7)
Stock compensation expense, net	13	15
Merger related costs	—	1
Restructuring charge	2	8
Increase in deferred taxes	1	21
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	105	73
Decrease (increase) in inventory	5	(9)
(Increase) decrease in prepaid expenses and other assets	(30)	12
Increase in accounts payable	33	18
Decrease in accrued expenses and other liabilities	(98)	(74)
Net cash provided by operating activities	644	667
Cash Flows From Investing Activities:
Purchases of rental equipment	(208)	(257)
Purchases of non-rental equipment	(53)	(42)
Proceeds from sales of rental equipment	208	192
Proceeds from sales of non-rental equipment	9	8
Insurance proceeds from damaged equipment	6	7
Purchases of other companies, net of cash acquired	—	(173)
Purchases of investments	(1)	—
Net cash used in investing activities	(39)	(265)
Cash Flows From Financing Activities:
Proceeds from debt	2,517	1,427
Payments of debt	(2,375)	(1,572)
Proceeds from the exercise of common stock options	1	4
Common stock repurchased	(276)	(243)
Payments of financing costs	(9)	(9)
Net cash used in financing activities	(142)	(393)
Effect of foreign exchange rates	(2)	—
Net increase in cash and cash equivalents	461	9
Cash and cash equivalents at beginning of period	52	43
Cash and cash equivalents at end of period	$513	$52
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3	$4
Cash paid for interest	174	179

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
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities in the United States, Canada and Europe. In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which allowed for our entry into select European markets. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2019 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

COVID-19
The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals and on the global economy, is highly uncertain. In light of this economic disruption and uncertainty, we have withdrawn our full-year 2020 guidance. The health and safety of our employees and customers remains our top priority, and we have also engaged in extensive contingency planning to manage the business impact of the pandemic.
Prior to mid-March 2020, our results were largely in line with expectations. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other end-market restrictions. All our branches in the U.S. and Canada remain open to provide essential services, and most of our European branches are also operating. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Accounting Pronouncements
Simplifying the Test for Goodwill Impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued guidance intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We will adopt this guidance for any annual or interim goodwill impairment tests conducted in 2020 (through March 31, 2020, we have not performed any such tests). The guidance is not expected to have a significant impact on our financial statements.

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
Guidance Adopted in 2020
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that requires companies to present certain financial assets net of the amount expected to be collected. Trade receivables (as noted below, excluding receivables arising from operating lease revenues) are the only material financial asset we have that is impacted by this guidance. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. This guidance does not apply to receivables arising from operating lease revenues. As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the three months ended March 31, 2020). We adopted this guidance in the first quarter of 2020, and the impact of adoption on our financial statements was not material. See note 2 (see "Receivables and contract assets and liabilities") for further discussion of our receivables.
2. Revenue Recognition

Revenue Recognition Accounting Standards
We recognize revenue in accordance with two different accounting standards: 1) Topic 606 (which addresses revenue from contracts with customers) and 2) Topic 842 (which addresses lease revenue). Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. As reflected below, most of our revenue is accounted for under Topic 842. Our contracts with customers generally do not include multiple performance obligations. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$1,522	$—	$1,522	$1,530	$—	$1,530
Re-rent revenue	34	—	34	35	—	35
Ancillary and other rental revenues:
Delivery and pick-up	—	119	119	—	119	119
Other	81	27	108	80	31	111
Total ancillary and other rental revenues	81	146	227	80	150	230
Total equipment rentals	1,637	146	1,783	1,645	150	1,795
Sales of rental equipment	—	208	208	—	192	192
Sales of new equipment	—	62	62	—	62	62
Contractor supplies sales	—	25	25	—	24	24
Service and other revenues	—	47	47	—	44	44
Total revenues	$1,637	$488	$2,125	$1,645	$472	$2,117

Revenues by reportable segment and geographical market are presented in notes 3 and 10 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31, 2020, 80 percent and 91 percent of total revenues, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 3 and 10, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 72 percent of total revenues for the three months ended March 31, 2020) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $49 and $55 as of March 31, 2020 and December 31, 2019, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the three months ended March 31, 2020). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the three months ended March 31, 2020, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at March 31, 2020 and December 31, 2019. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowances for doubtful accounts reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See the table below for a rollforward of our allowance for doubtful accounts.

In the first quarter of 2020, we adopted accounting guidance that requires companies to present certain financial assets net of the amount expected to be collected. This guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of March 31, 2020 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Trade receivables are the only material financial asset we have that is impacted by this guidance, which does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the three months ended March 31, 2020, and these revenues account for corresponding portions of the $1.413 billion of net accounts receivable and the associated allowance for doubtful accounts of $107 reported on our condensed consolidated balance sheet as of March 31, 2020). During the three months ended March 31, 2020, we recognized total bad debt expenses for our non-lease trade receivables, within selling, general and administrative expenses on our condensed consolidated statement of income, of $4 associated with our allowance for doubtful accounts. Adoption of this guidance did not materially impact 1) net accounts receivable or the associated allowance for doubtful accounts as reported on our condensed consolidated balance sheet as of March 31, 2020 or 2) total bad debt expenses recognized associated with our allowance for doubtful accounts for the three months ended March 31, 2020.
As discussed above, most of our equipment rental revenue is accounted for under Topic 842. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. The rollforward of our allowance for doubtful accounts (in total, and associated with revenues arising from both Topic 606 and Topic 842) is shown below.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning balance	$103	$93
Acquired	—	4
Charged to costs and expenses (1)	4	3
Charged to revenue (2)	8	12
Deductions (3)	(8)	(8)
Ending balance	$107	$104
_________________
(1)    Reflects bad debt expenses recognized within selling, general and administrative expenses (associated with Topic 606 revenues).
(2)    Primarily reflects doubtful accounts associated with lease revenues that were recognized as a reduction to equipment rentals revenue (primarily associated with Topic 842 revenues).
(3)    Represents write-offs of accounts, net of immaterial recoveries.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2020 or 2019 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three months ended March 31, 2020 and 2019 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2020.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2020
Equipment rentals	$1,394	$389	$1,783
Sales of rental equipment	190	18	208
Sales of new equipment	53	9	62
Contractor supplies sales	16	9	25
Service and other revenues	41	6	47
Total revenue	1,694	431	2,125
Depreciation and amortization expense	437	89	526
Equipment rentals gross profit	448	162	610
Capital expenditures	198	63	261
Three Months Ended March 31, 2019
Equipment rentals	$1,423	$372	$1,795
Sales of rental equipment	178	14	192
Sales of new equipment	55	7	62
Contractor supplies sales	17	7	24
Service and other revenues	37	7	44
Total revenue	1,710	407	2,117
Depreciation and amortization expense	412	87	499
Equipment rentals gross profit	501	157	658
Capital expenditures	236	63	299

	March 31, 2020	December 31, 2019
Total reportable segment assets
General rentals	$15,994	$16,036
Trench, power and fluid solutions	2,874	2,934
Total assets	$18,868	$18,970

 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2020	2019
Total equipment rentals gross profit	$610	$658
Gross profit from other lines of business	117	103
Selling, general and administrative expenses	(267)	(280)
Merger related costs	—	(1)
Restructuring charge	(2)	(8)
Non-rental depreciation and amortization	(100)	(104)
Interest expense, net	(136)	(151)
Other income, net	4	3
Income before provision for income taxes	$226	$220

4. Restructuring and Asset Impairment Charges

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed five restructuring programs and have incurred total restructuring charges of $335.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of March 31, 2020, the total liability associated with the closed restructuring programs was $17.
2020-2021 Cost Savings Restructuring Program
In the fourth quarter of 2019, we initiated a restructuring program associated with the consolidation of certain common functions, the relocation of our shared-service facilities and certain other cost reduction measures. We expect to complete the restructuring program in the first half of 2021. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken. As of March 31, 2020, we have not recognized material costs under this program, and the liability balance associated with the program is not material.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three months ended March 31, 2020, we recorded asset impairment charges of $26 in our general rentals segment. The asset impairment charges, which were not related to COVID-19, are primarily reflected in depreciation of rental equipment in our condensed consolidated statements of income and principally relate to the discontinuation of certain equipment programs. There were no material asset impairment charges during the three months ended March 31, 2019.

5. Fair Value Measurements
As of March 31, 2020 and December 31, 2019, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

approximated their book values as of March 31, 2020 and December 31, 2019. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2020 and December 31, 2019 have been calculated based upon available market information, and were as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,500	$8,203	$7,755	$8,176

6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	March 31, 2020	December 31, 2019
Accounts Receivable Securitization Facility expiring 2020 (1) (2)	$795	$929
$3.75 billion ABL Facility expiring 2024 (1) (3)	1,179	1,638
Term loan facility expiring 2025 (1)	977	979
5 1/2 percent Senior Notes due 2025 (3)	795	795
4 5/8 percent Senior Notes due 2025	743	742
5 7/8 percent Senior Notes due 2026	999	999
6 1/2 percent Senior Notes due 2026	1,089	1,089
5 1/2 percent Senior Notes due 2027	993	992
3 7/8 percent Senior Secured Notes due 2027	741	741
4 7/8 percent Senior Notes due 2028 (4)	1,653	1,652
4 7/8 percent Senior Notes due 2028 (4)	4	4
5 1/4 percent Senior Notes due 2030	742	741
4 percent Senior Notes due 2030 (5)	741	—
Finance leases	146	127
Total debt	11,597	11,428
Less short-term portion (6)	(854)	(997)
Total long-term debt	$10,743	$10,431
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the three months ended March 31, 2020. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,508	$62	$—
Letters of credit	52
Interest rate at March 31, 2020	2.2%	2.1%	2.7%
Average month-end debt outstanding	1,097	804	987
Weighted-average interest rate on average debt outstanding	2.7%	2.4%	3.2%
Maximum month-end debt outstanding	1,494	811	988

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(2)
Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2020, there were $857 of receivables, net of applicable reserves and other deductions, in the collateral pool. As explained further below, in April 2020, we amended the accounts receivable securitization facility to adjust financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The adjustments to these tests are intended to make compliance with such tests more likely, and are not expected to materially impact our financial statements. The accounts receivable securitization facility expires on June 26, 2020, and we expect to renew the facility in the second quarter of 2020.

(3)
The decrease in the outstanding debt under the ABL facility since December 31, 2019 primarily reflects using proceeds from the issuance of 4 percent Senior Notes (the “4 percent Notes”) discussed below to reduce borrowings under the ABL facility. At the time of the offering of the 4 percent Notes, we indicated our expectation that we would re-borrow an amount equal to net proceeds from the offering (discussed below), along with additional borrowings under the ABL facility, to redeem our 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to redeeming any 5 1/2 percent Senior Notes due 2025, due primarily to the potential impact of COVID-19 on liquidity, we plan to assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. We currently expect to make a decision regarding the redemption of 5 1/2 percent Senior Notes due 2025 during the second half of 2020.

(4)
URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

(5)
In February 2020, URNA issued $750 aggregate principal amount of 4 percent Notes which are due July 15, 2030. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 4 percent Notes may be redeemed on or after July 15, 2025, at specified redemption prices that range from 102.000 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to July 15, 2023, up to 40 percent of the aggregate principal amount of the 4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 104.000 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

(6)	As of March 31, 2020, our short-term debt primarily reflects $795 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of March 31, 2020, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
On April 27, 2020, URI, URNA and the special purpose vehicle that is party to the accounts receivable securitization facility entered into an amendment to the Third Amended and Restated Receivables Purchase Agreement (the “Purchase Agreement”), dated as of September 24, 2012, with the other parties to the Purchase Agreement, which include Liberty Street Funding LLC (“Liberty”) and Gotham Funding Corporation (“Gotham”), as Purchasers, The Bank of Nova Scotia (“Scotia”), as Purchaser Agent for Liberty, as Administrative Agent and as a Bank, PNC Bank, National Association, as Purchaser Agent for itself and as a Bank, Truist Bank, as Purchaser Agent for itself and as a Bank, MUFG Bank, Ltd. (formerly known as the Bank of Tokyo-Mitsubishi UFJ, Ltd.) (“BTMU”), as Purchaser Agent for Gotham and as a Bank, and The Toronto-Dominion Bank (“TD”), as Purchaser Agent for itself and as a Bank. The amendment made certain adjustments to the financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The adjustments to these tests are intended to make compliance with such tests more likely, and are not expected to materially impact our financial statements. The accounts receivable securitization facility expires on June 26, 2020, and we expect to renew the facility in the second quarter of 2020.
7. Leases
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such lease revenue represented 77 percent of our total revenues for the three months ended March 31, 2020). See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
Operating leases result in the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options, at our sole discretion, to extend or terminate the lease that we are reasonably certain to exercise. The amount of payments associated with such options reflected in the “Maturity of lease liabilities” table below is not material. Most real estate leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. Lease expense is recognized on a straight-line basis over the lease term.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense on such leases is recognized on a straight-line basis over the lease term. The primary leases we enter into with initial terms of 12 months or less are for equipment that we rent from vendors and then rent to our customers. We generate sublease revenue from such leases that we refer to as "re-rent revenue" as discussed in note 2 to the condensed consolidated financial statements. Apart from this re-rent revenue, we do not generate material sublease income.
We have lease agreements with lease and non-lease components, and, for our real estate operating leases, we use the practical expedient that allows us to account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The tables below present financial information associated with our leases as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$666	$669
Finance lease assets	Rental equipment	296	286
	Less accumulated depreciation	(87)	(89)
	Rental equipment, net	209	197
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	18	18
	Less accumulated depreciation and amortization	(9)	(15)
	Property and equipment, net	17	11
Total leased assets		892	877
Liabilities
Current
Operating	Accrued expenses and other liabilities	177	178
Finance	Short-term debt and current maturities of long-term debt	49	58
Long-term
Operating	Operating lease liabilities	530	533
Finance	Long-term debt	97	69
Total lease liabilities		$853	$838

Lease cost	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$92	$89
	Selling, general and administrative expenses	3	3
	Restructuring charge	1	6
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	7	7
	Non-rental depreciation and amortization	—	1
Interest on lease liabilities	Interest expense, net	3	2
Sublease income (2)		(34)	(38)
Net lease cost		$72	$70
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the three months ended, March 31, 2020 and 2019 includes $31 and $34, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Maturity of lease liabilities (as of March 31, 2020)	Operating leases (1)	Finance leases (2)
2020	$157	$45
2021	186	55
2022	149	31
2023	115	18
2024	81	2
Thereafter	103	6
Total	791	157
Less amount representing interest	(84)	(11)
Present value of lease liabilities	$707	$146
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of March 31, 2020. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8	4.8
Finance leases	3.2	3.2
Weighted-average discount rate
Operating leases	4.6%	4.7%
Finance leases	3.7%	4.0%

Other information	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$52	$50
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	12	10
Leased assets obtained in exchange for new operating lease liabilities	48	75
Leased assets obtained in exchange for new finance lease liabilities	$34	$8

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income available to common stockholders	173	175
Denominator:
Denominator for basic earnings per share—weighted-average common shares	74,041	79,401
Effect of dilutive securities:
Employee stock options	15	294
Restricted stock units	210	352
Denominator for diluted earnings per share—adjusted weighted-average common shares	74,266	80,047
Basic earnings per share	$2.33	$2.21
Diluted earnings per share	$2.33	$2.19

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
Covenants in the ABL, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of March 31, 2020, the amount available for distribution under the most restrictive of these covenants was $445. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of March 31, 2020, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $2.906 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$473	$—	$40	$—	$—	$513
Accounts receivable, net	—	—	—	143	1,270	—	1,413
Intercompany receivable (payable)	2,461	(2,351)	(107)	(4)	1	—	—
Inventory	—	105	—	10	—	—	115
Prepaid expenses and other assets	—	158	—	15	—	—	173
Total current assets	2,461	(1,615)	(107)	204	1,271	—	2,214
Rental equipment, net	—	8,713	—	709	—	—	9,422
Property and equipment, net	90	395	71	44	—	—	600
Investments in subsidiaries	1,093	1,592	985	—	—	(3,670)	—
Goodwill	—	4,756	—	366	—	—	5,122
Other intangible assets, net	—	770	—	53	—	—	823
Operating lease right-of-use assets	—	187	415	64	—	—	666
Other long-term assets	13	8	—	—	—	—	21
Total assets	$3,657	$14,806	$1,364	$1,440	$1,271	$(3,670)	$18,868
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$—	$57	$—	$2	$795	$—	$854
Accounts payable	—	437	—	47	—	—	484
Accrued expenses and other liabilities	—	496	118	43	1	—	658
Total current liabilities	—	990	118	92	796	—	1,996
Long-term debt	—	10,728	7	8	—	—	10,743
Deferred taxes	21	1,766	—	91	—	—	1,878
Operating lease liabilities	—	144	333	53	—	—	530
Other long-term liabilities	1	85	—	—	—	—	86
Total liabilities	22	13,713	458	244	796	—	15,233
Total stockholders’ equity (deficit)	3,635	1,093	906	1,196	475	(3,670)	3,635
Total liabilities and stockholders’ equity (deficit)	$3,657	$14,806	$1,364	$1,440	$1,271	$(3,670)	$18,868

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2019

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

 CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,630	$—	$153	$—	$—	$1,783
Sales of rental equipment	—	189	—	19	—	—	208
Sales of new equipment	—	53	—	9	—	—	62
Contractor supplies sales	—	22	—	3	—	—	25
Service and other revenues	—	42	—	5	—	—	47
Total revenues	—	1,936	—	189	—	—	2,125
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	676	—	71	—	—	747
Depreciation of rental equipment	—	393	—	33	—	—	426
Cost of rental equipment sales	—	116	—	9	—	—	125
Cost of new equipment sales	—	46	—	8	—	—	54
Cost of contractor supplies sales	—	16	—	2	—	—	18
Cost of service and other revenues	—	25	—	3	—	—	28
Total cost of revenues	—	1,272	—	126	—	—	1,398
Gross profit	—	664	—	63	—	—	727
Selling, general and administrative expenses	37	190	—	25	16	(1)	267
Restructuring charge	—	2	—	—	—	—	2
Non-rental depreciation and amortization	5	87	—	8	—	—	100
Operating (loss) income	(42)	385	—	30	(16)	1	358
Interest (income) expense, net	(17)	148	—	—	5	—	136
Other (income) expense, net	(172)	196	—	14	(43)	1	(4)
Income before provision for income taxes	147	41	—	16	22	—	226
Provision for income taxes	34	9	—	4	6	—	53
Income before equity in net earnings (loss) of subsidiaries	113	32	—	12	16	—	173
Equity in net earnings (loss) of subsidiaries	60	28	11	—	—	(99)	—
Net income (loss)	173	60	11	12	16	(99)	173
Other comprehensive (loss) income	(106)	(106)	(95)	(102)	—	303	(106)
Comprehensive income (loss)	$67	$(46)	$(84)	$(90)	$16	$204	$67

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$18	$483	$—	$39	$104	$—	$644
Net cash used in investing activities	(18)	(15)	—	(6)	—	—	(39)
Net cash used in financing activities	—	(23)	—	(15)	(104)	—	(142)
Effect of foreign exchange rates	—	—	—	(2)	—	—	(2)
Net increase in cash and cash equivalents	—	445	—	16	—	—	461
Cash and cash equivalents at beginning of period	—	28	—	24	—	—	52
Cash and cash equivalents at end of period	$—	$473	$—	$40	$—	$—	$513
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$5	$566	$—	$35	$61	$—	$667
Net cash used in investing activities	(5)	(256)	—	(4)	—	—	(265)
Net cash used in financing activities	—	(287)	—	(45)	(61)	—	(393)
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	23	—	(14)	—	—	9
Cash and cash equivalents at beginning of period	—	1	—	42	—	—	43
Cash and cash equivalents at end of period	$—	$24	$—	$28	$—	$—	$52

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
COVID-19
As discussed in note 1 to our condensed consolidated financial statements, the novel coronavirus (“COVID-19”) is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk, which has significantly disrupted supply chains and businesses around the world. In light of the economic disruption and uncertainty caused by COVID-19, we have withdrawn our full-year 2020 guidance.
Prior to mid-March 2020, our performance was largely in line with expectations. In early-March, we initiated contingency planning ahead of the impact of COVID-19 on our end-markets. This planning has focused on five key work-streams that are the basis for our crisis response plan:

1.
Ensuring employee safety and well-being: Above all else, we are committed to ensuring the health, safety and well-being of our employees and customers. We have implemented a variety of COVID-19 safety measures, including ensuring that branches have sufficient and adequate personal protection equipment. We have also implemented appropriate social distancing practices, and increased disinfecting of equipment and facilities.

2.
Leveraging our competitive advantages to support the needs of customers: All our branches in the U.S. and Canada remain open to provide essential services, and most of our European branches are also operating. We have made modifications to enhance safety measures in our operating processes and protocols that support the needs of our customers. Additionally, our digital capabilities allow customers to perform fully contactless transactions.

3.
Disciplined capital expenditures: We have a substantial degree of flexibility in managing our capital expenditures and fleet capacity. While the current environment remains fluid, we expect that our 2020 capital expenditures will be down significantly year-over-year.

4.
Controlling core operating expenses: A significant portion of our cash operating costs are variable in nature. Since March, we have significantly reduced overtime and temporary labor primarily in response to the impact of COVID-19. Furthermore, we continue to leverage our current capacity to reduce the need for third-party delivery and repair services, and minimize other discretionary expenses across general and administrative areas.

5.
Proactively managing the balance sheet with a focus on liquidity: We are focused on ensuring that we maintain ample liquidity to meet our business needs as the impact of COVID-19 evolves. As a result, our current $500 share repurchase program was paused in mid-March. At March 31, 2020, our total liquidity was $3.083 billion, including $513 in cash and cash equivalents. Additionally, we have no long-term debt maturities until 2025.

The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,181 rental locations in the United States, Canada and Europe. In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $14.3 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 84 percent of total revenues for the three months ended March 31, 2020.

For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
We are currently managing the impact of COVID-19, as discussed above. Our general strategy focuses on profitability and return on invested capital, and, in particular, calls for:

•
A consistently superior standard of service to customers, often provided through a single lead contact who can coordinate the cross-selling of the various services we offer throughout our network. We utilize a proprietary software application, Total Control®, which provides our key customers with a single in-house software application that enables them to monitor and manage all their equipment needs. Total Control® is a unique customer offering that enables us to develop strong, long-term relationships with our larger customers. Our digital capabilities, including our Total Control® platform, allow our sales teams to provide contactless end-to-end customer service;

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

•
The continued expansion of our trench, power and fluid solutions footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network, as exhibited by our recent acquisition of BakerCorp discussed above. We believe that the expansion of our trench, power and fluid solutions business, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and

•
The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES Rentals Holdings II, Inc. (“NES”), Neff Corporation ("Neff") and Vander Holding Corporation and its subsidiaries (“BlueLine”). Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.

Financial Overview
In February 2020, we issued $750 principal amount of 4 percent Senior Notes due 2030. We used the net proceeds from the offering of the notes to reduce borrowings under the ABL facility. At the time of the offering, we indicated our expectation that we would re-borrow an amount equal to those net proceeds, along with additional borrowings under the ABL facility, to redeem the $800 principal amount of our 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to redeeming any 5 1/2 percent Senior Notes due 2025, due primarily to the potential impact of COVID-19 on liquidity, we plan to assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. We currently expect to make a decision regarding the redemption of 5 1/2 percent Senior Notes due 2025 during the second half of 2020.
As of March 31, 2020, we had available liquidity of $3.083 billion, including cash and cash equivalents of $513.
Net income. Net income and diluted earnings per share for the three months ended March 31, 2020 and 2019 are presented below.

	Three Months Ended
	March 31,
	2020	2019
Net income	$173	$175
Diluted earnings per share	$2.33	$2.19

Net income and diluted earnings per share for the three months ended March 31, 2020 and 2019 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended March 31,
	2020		2019
Tax rate applied to items below	25.2%		25.4%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$—	$(0.01)
Merger related intangible asset amortization (2)	(44)	(0.59)	(52)	(0.64)
Impact on depreciation related to acquired fleet and property and equipment (3)	(2)	(0.03)	(11)	(0.14)
Impact of the fair value mark-up of acquired fleet (4)	(9)	(0.12)	(20)	(0.25)
Restructuring charge (5)	(1)	(0.02)	(6)	(0.07)
Asset impairment charge (6)	(19)	(0.26)	—	(0.01)

(1)
This reflects transaction costs associated with the BakerCorp and BlueLine acquisitions that were completed in 2018. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

(6)
This reflects write-offs of leasehold improvements and other fixed assets. 2020 includes a $26 pre-tax asset impairment charge, which was not related to COVID-19, primarily associated with the discontinuation of certain equipment programs.

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
Net income	$173	$175
Provision for income taxes	53	45
Interest expense, net	136	151
Depreciation of rental equipment	426	395
Non-rental depreciation and amortization	100	104
EBITDA	$888	$870
Merger related costs (1)	—	1
Restructuring charge (2)	2	8
Stock compensation expense, net (3)	13	15
Impact of the fair value mark-up of acquired fleet (4)	12	27
Adjusted EBITDA	$915	$921

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$644	$667
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(4)	(4)
Gain on sales of rental equipment	83	67
Gain on sales of non-rental equipment	1	2
Gain on insurance proceeds from damaged equipment	6	7
Merger related costs (1)	—	(1)
Restructuring charge (2)	(2)	(8)
Stock compensation expense, net (3)	(13)	(15)
Changes in assets and liabilities	(4)	(28)
Cash paid for interest	174	179
Cash paid for income taxes, net	3	4
EBITDA	$888	$870
Add back:
Merger related costs (1)	—	1
Restructuring charge (2)	2	8
Stock compensation expense, net (3)	13	15
Impact of the fair value mark-up of acquired fleet (4)	12	27
Adjusted EBITDA	$915	$921
 ___________________

(1)
This reflects transaction costs associated with the BakerCorp and BlueLine acquisitions that were completed in 2018. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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

For the three months ended March 31, 2020, EBITDA increased $18, or 2.1 percent, and adjusted EBITDA decreased $6, or 0.7 percent. For the three months ended March 31, 2020, EBITDA margin increased 70 basis points to 41.8 percent, and adjusted EBITDA margin decreased 40 basis points to 43.1 percent. The decrease in the adjusted EBITDA margin primarily reflects lower margins from equipment rentals and sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet), partially offset by the impact of decreased selling, general and administrative expenses. Equipment rentals gross margin decreased primarily due to the negative impact of COVID-19 on equipment rental revenue, which led to certain operating costs that increased as a percentage of revenue. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) decreased primarily due to changes in the mix of equipment sold, channel mix and pricing. The decrease in selling, general and administrative expenses primarily reflects reduced professional fees and bonus expenses, both of which were impacted by COVID-19. In response to COVID-19, we have reduced discretionary spending, including on third-party professional fees.
Revenues were as below. Fleet productivity is a comprehensive metric that provides greater insight into the decisions made by our managers in support of equipment rental growth and returns. Specifically, we seek to optimize the interplay of rental rates, time utilization and mix to drive rental revenue. Fleet productivity aggregates, in one metric, the impact of changes in rates, utilization and mix on owned equipment rental revenue. We believe that this metric is useful in assessing the effectiveness of our decisions on rates, time utilization and mix, particularly as they support the creation of shareholder value. The table below includes the components of the year-over-year change in rental revenue using the fleet productivity methodology.

	Three Months Ended March 31,
	2020	2019	Change
Equipment rentals*	$1,783	$1,795	(0.7)%
Sales of rental equipment	208	192	8.3%
Sales of new equipment	62	62	—%
Contractor supplies sales	25	24	4.2%
Service and other revenues	47	44	6.8%
Total revenues	$2,125	$2,117	0.4%
*Equipment rentals variance components:
Year-over-year change in average OEC			2.2%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			(1.2)%
Contribution from ancillary and re-rent revenue (3)			(0.2)%
Total change in equipment rentals			(0.7)%
 ___________________

(1)	Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.

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

For the three months ended March 31, 2020, total revenues of $2.125 billion increased 0.4 percent compared with 2019. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the three months ended March 31, 2020). Equipment rentals decreased 0.7 percent. COVID-19 began to impact our operations in March. Through February, equipment rentals were up slightly year-over-year. In March, equipment rentals decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 1.2 percent, primarily due to the impact of COVID-19 in March, when rental volume declined in response to shelter-in-place orders and other end-market restrictions. Through February, fleet productivity was flat year-over-year and in line with expectations. Sales of rental equipment increased 8.3 percent primarily due to increased volume in a strong used equipment market (prior to the COVID-19 impact in March). Sales of rental equipment were up year-over-year through February, and then down year-over-year in March.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended March 31, 2020, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 23 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the five year period ended March 31, 2020, the general rentals' region with the lowest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 32.7 percent for the five year period ended March 31, 2020 was 23 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was less than the other general rentals' regions during this period primarily due to declines in the oil and gas business in the region. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
We similarly monitor the margin variances for the regions in the trench, power and fluid solutions segment. The trench, power and fluid solutions segment includes the locations acquired in the July 2018 BakerCorp acquisition discussed above. As such, there is not a long history of the acquired locations' rental margins included in the trench, power and fluid solutions segment. When monitoring for margin convergence, we include projected future results. We monitor the trench, power and fluid solutions segment margin variances and confirm the expectation of future convergence on a quarterly basis. The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisition, as a result of which, we expect future margin convergence.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2020
Equipment rentals	$1,394	$389	$1,783
Sales of rental equipment	190	18	208
Sales of new equipment	53	9	62
Contractor supplies sales	16	9	25
Service and other revenues	41	6	47
Total revenue	$1,694	$431	$2,125
Three Months Ended March 31, 2019
Equipment rentals	$1,423	$372	$1,795
Sales of rental equipment	178	14	192
Sales of new equipment	55	7	62
Contractor supplies sales	17	7	24
Service and other revenues	37	7	44
Total revenue	$1,710	$407	$2,117

Equipment rentals. For the three months ended March 31, 2020, equipment rentals of $1.783 billion decreased $12, or 0.7 percent, as compared to the same period in 2019. COVID-19 began to impact our operations in March. Through February, equipment rentals were up slightly year-over-year. In March, equipment rentals decreased year-over-year, primarily due to the impact of COVID-19. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. Fleet productivity decreased 1.2 percent, primarily due to the impact of COVID-19 in March, when rental volume declined in response to shelter-in-place orders and other end-market restrictions. Through February, fleet productivity was flat year-over-year and in line with expectations. Equipment rentals represented 84 percent of total revenues for the three months ended March 31, 2020.

For the three months ended March 31, 2020, general rentals equipment rentals decreased $29, or 2.0 percent, as compared to the same period in 2019, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, when rental volume declined in response to shelter-in-place orders and other end-market restrictions. For the three months ended March 31, 2020, equipment rentals represented 82 percent of total revenues for the general rentals segment.

For the three months ended March 31, 2020, trench, power and fluid solutions equipment rentals increased $17, or 4.6 percent, as compared to the same period in 2019, primarily due to a 9.8 percent increase in average OEC, partially offset by the impact of COVID-19. As noted above, COVID-19 began to impact our operations in March, when rental volume declined in response to shelter-in-place orders and other end-market restrictions. For the three months ended March 31, 2020, equipment rentals represented 90 percent of total revenues for the trench, power and fluid solutions segment.
Sales of rental equipment. For the three months ended March 31, 2020, sales of rental equipment represented approximately 10 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2020, sales of rental equipment increased 8.3 percent from the same period in 2019, primarily due to increased volume in a strong used equipment market (prior to the COVID-19 impact in March). Sales of rental equipment were up year-over-year through February, and then down year-over-year in March.
Sales of new equipment. For the three months ended March 31, 2020, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2020, sales of new equipment were flat with the same period in 2019.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2020, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three months ended March 31, 2020 increased 4.2 percent from the same period in 2019.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2020, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2020, service and other revenues increased 6.8 percent from the same period in 2019.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2020
Equipment Rentals Gross Profit	$448	$162	$610
Equipment Rentals Gross Margin	32.1%	41.6%	34.2%
Three Months Ended March 31, 2019
Equipment Rentals Gross Profit	$501	$157	$658
Equipment Rentals Gross Margin	35.2%	42.2%	36.7%
General rentals. For the three months ended March 31, 2020, equipment rentals gross profit decreased by $53, and equipment rentals gross margin decreased 310 basis points, from 2019, with 260 basis points of the margin decline due to increased depreciation expense. The increase in depreciation expense was primarily due to a $24 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. The remaining 50 basis point decline in equipment rentals gross margin was primarily due to certain operating costs that, largely due to COVID-19, increased as a percentage of revenue.
Trench, power and fluid solutions. For the three months ended March 31, 2020, equipment rentals gross profit increased by $5 and equipment rentals gross margin decreased by 60 basis points from 2019. The decrease in the equipment rentals gross margin was primarily due to certain operating costs that, largely due to COVID-19, increased as a percentage of revenue.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Total gross margin	34.2%	35.9%	(170) bps
Equipment rentals	34.2%	36.7%	(250) bps
Sales of rental equipment	39.9%	34.9%	500 bps
Sales of new equipment	12.9%	12.9%	—
Contractor supplies sales	28.0%	29.2%	(120) bps
Service and other revenues	40.4%	47.7%	(730) bps

For the three months ended March 31, 2020, total gross margin decreased 170 basis points from the same period in 2019. Equipment rentals gross margin decreased 250 basis points year-over-year, with 190 basis points of the margin decline due to increased depreciation expense. The increase in depreciation expense was primarily due to a $24 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. The remaining 60 basis point decline in equipment rentals gross margin was primarily due to certain operating costs that, largely due to COVID-19, increased as a percentage of revenue. Gross margin from sales of rental equipment increased 500 basis points from the same period in 2019 primarily due to lower margin sales of fleet acquired in the BlueLine acquisition in 2019. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such margins did not have a significant impact on total gross margin (gross profit for these revenue types represented 5 percent of total gross profit for the three months ended March 31, 2020).

Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Selling, general and administrative ("SG&A") expense	$267	$280	(4.6)%
SG&A expense as a percentage of revenue	12.6%	13.2%	(60) bps
Merger related costs	—	1	(100.0)%
Restructuring charge	2	8	(75.0)%
Non-rental depreciation and amortization	100	104	(3.8)%
Interest expense, net	136	151	(9.9)%
Other income, net	(4)	(3)	33.3%
Provision for income taxes	53	45	17.8%
Effective tax rate	23.5%	20.5%	300 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three months ended March 31, 2020 decreased from the same period in 2019 primarily due to decreased professional fees and bonus expenses, both of which reflect the impact of COVID-19. In response to COVID-19, we have reduced discretionary spending, including on third-party professional fees.
The merger related costs reflect transaction costs associated with BakerCorp and BlueLine acquisitions that were completed in 2018. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, National Pump, which had annual revenues of over $200 prior to the acquisition, NES, which had annual revenues of approximately $369 prior to the acquisition, Neff, which had annual revenues of approximately $413 prior to the acquisition, BakerCorp, which had annual revenues of approximately $295 prior to the acquisition, and BlueLine, which had annual revenues of approximately $786 prior to the acquisition.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. In the fourth quarter of 2019, we initiated a restructuring program associated with the consolidation of certain common functions, the relocation of our shared-service facilities and certain other cost reduction measures. For additional information, see note 4 to the condensed consolidated financial statements.
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
Interest expense, net for the three months ended March 31, 2020 decreased 9.9 percent year-over-year primarily due to decreases in average debt and the average cost of debt.
The difference between the 2020 effective tax rate and the federal statutory rate of 21 percent primarily reflects the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, and certain deductible and nondeductible charges. The 2019 effective tax rate did not differ materially from the federal statutory rate of 21 percent.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not materially impact our effective tax rate for the three months ended March 31, 2020, and we are currently assessing the potential future impact.

Balance sheet. Accrued expenses and other liabilities decreased by $89, or 11.9 percent, from December 31, 2019 to March 31, 2020, primarily due to payments for bonus compensation and interest made during the three months ended March 31, 2020.
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
Since 2012, we have repurchased a total of $3.7 billion of Holdings' common stock under five completed share repurchase programs. On January 28, 2020, our Board of Directors authorized a new $500 share repurchase program, which commenced in the first quarter of 2020. Through March 18, 2020, when the program was paused due to the COVID-19 pandemic, we repurchased $257 of common stock under the program. We are currently unable to estimate when, or if, the program will be restarted, and we expect to provide an update at a future date.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2020, we had cash and cash equivalents of $513. Cash equivalents at March 31, 2020 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2020:

ABL facility:
Borrowing capacity, net of letters of credit	$2,508
Outstanding debt, net of debt issuance costs	1,179
Interest rate at March 31, 2020	2.2%
Average month-end principal amount of debt outstanding (1)	1,097
Weighted-average interest rate on average debt outstanding	2.7%
Maximum month-end principal amount of debt outstanding (1)	1,494
Accounts receivable securitization facility (2):
Borrowing capacity	62
Outstanding debt, net of debt issuance costs	795
Interest rate at March 31, 2020	2.1%
Average month-end principal amount of debt outstanding	804
Weighted-average interest rate on average debt outstanding	2.4%
Maximum month-end principal amount of debt outstanding	811
 ___________________

(1)
The average outstanding amount of debt under the ABL facility is less than the maximum outstanding amount primarily due to the use of proceeds from the issuance of 4 percent Senior Notes discussed in note 6 to the condensed consolidated financial statements to reduce borrowings under the facility. At the time of the 4 percent Senior Notes offering, we indicated our expectation that we would re-borrow an amount equal to the net proceeds from the offering, along with additional borrowings under the ABL facility, to redeem the $800 principal amount of our 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to redeeming any 5 1/2 percent Senior Notes due 2025, due primarily to the potential impact of COVID-19 on liquidity, we plan to assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. We currently expect to make a decision regarding the redemption of 5 1/2 percent Senior Notes due 2025 during the second half of 2020.

(2)
As discussed in note 6 to the condensed consolidated financial statements, in April 2020, we amended the accounts receivable securitization facility to adjust financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The adjustments to these tests are intended to make compliance with such tests more likely, and are not expected to materially impact our financial statements. The accounts receivable securitization facility expires on June 26, 2020, and we expect to renew the facility in the second quarter of 2020.

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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 27, 2020 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2020, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding (as noted above, in April 2020, we amended the accounts receivable securitization facility to adjust these financial tests). The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2020, we (i) generated cash from operating activities of $644, (ii) generated cash from the sale of rental and non-rental equipment of $217 and (iii) received cash from debt proceeds, net of payments, of $142. We used cash during this period principally to (i) purchase rental and non-rental equipment of $261 and (ii) purchase shares of our common stock for $276. During the three months ended March 31, 2019, we (i) generated cash from operating activities of $667 and (ii) generated cash from the sale of rental and non-rental equipment of $200. We used cash during this period principally to (i) purchase rental and non-rental equipment of $299, (ii) purchase other companies for $173, (iii) make debt payments, net of proceeds, of $145 and (iv) purchase shares of our common stock for $243.
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

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$644	$667
Purchases of rental equipment	(208)	(257)
Purchases of non-rental equipment	(53)	(42)
Proceeds from sales of rental equipment	208	192
Proceeds from sales of non-rental equipment	9	8
Insurance proceeds from damaged equipment	6	7
Free cash flow	$606	$575

Free cash flow for the three months ended March 31, 2020 was $606, an increase of $31 as compared to $575 for the three months ended March 31, 2019. Free cash flow increased primarily due to decreased net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by reduced net cash provided by operating activities. Net rental capital expenditures decreased $65, or 100 percent, year-over-year.
Purchase Orders. As of December 31, 2019, we had $1.552 billion of outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. As of March 31, 2020, the amount of outstanding purchase orders had not changed materially from the outstanding amount as of December 31, 2019. We could generally cancel these purchase commitments with 30 days notice and without cancellation penalties. In April 2020, due primarily to COVID-19, we canceled a significant portion of our purchase orders, and, as of April 27, 2020, the outstanding purchase orders were $890. We will make future purchase order determinations based on our continuing assessment of the impact of COVID-19.
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
Interest Rate Risk. As of March 31, 2020, we had an aggregate of $3.0 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of March 31, 2020 under these facilities. As of March 31, 2020, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $22 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2020, we had an aggregate of $8.6 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2020 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the three months ended March 31, 2020, our foreign subsidiaries accounted for $189, or 9 percent, of our total revenue of $2.125 billion, and $16, or 7 percent, of our total pretax income of $226. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 8 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.	Risk Factors
In addition to the risk factor set forth below, our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2019 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider the risk factors described below and in our 2019 Form 10-K in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.
The outbreak of COVID-19 and its impact on business and economic conditions has adversely affected, and is expected to continue to adversely affect, our results of operations and financial position. Those adverse effects could be material.
The scale and scope of the recent COVID-19 outbreak, the resulting pandemic, and the impact on the economy and financial markets has adversely affected, and is expected to continue to adversely affect, our results of operations and financial position. We believe that we are an “essential business” for purposes of most relevant Federal, local and foreign governmental regulations, and we continue to operate in the United States, Canada and Europe. We have implemented business continuity and emergency response plans to continue to provide equipment rental services to our customers and to support our operations, while taking health and safety measures such as implementing worker distancing measures and using a remote workforce where possible. There can be no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory social distancing policies, restrictions on travel and reduced operations and extended closures of many businesses and institutions, including our customers) will not materially impact our results of operations and financial position. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•
impact customer demand for equipment rentals, in particular in New York, Boston, Los Angeles, San Francisco and other locations where “shelter-in-place” and other end-market restrictions are in effect;

•	reduce the availability and productivity of our employees (including by requiring temporary branch closures in the event that positive tests for COVID-19 are identified);

•	cause us to experience an increase in costs as a result of our emergency and business continuity measures, delayed payments from our customers and uncollectable accounts;

•	impact our cost of, and ability to access, funds from financial institutions and capital markets on terms favorable to us, or at all;

•	impact our ability to complete previously announced strategic plans, including our stock repurchase program, on time, or at all; and

•	cause other unpredictable events.
The situation surrounding COVID-19 remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. Therefore, it is difficult to predict the potential impact of the virus on our results of operations and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2020 to January 31, 2020	52,493	(1)	$152.37	—	—
February 1, 2020 to February 29, 2020	235,143	(1)	$149.22	234,695	—
March 1, 2020 to March 31, 2020	2,408,057	(1)	$96.64	2,315,342	—
Total	2,695,693		$102.31	2,550,037	$243,081,785

(1)
In January 2020, February 2020 and March 2020, 52,493, 448 and 92,715 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
On January 28, 2020, our Board authorized a $500 million share repurchase program, which commenced in the first quarter of 2020. The table above reflects repurchases through March 18, 2020, when the program was paused due to the COVID-19 pandemic. We are currently unable to estimate when, or if, the program will be restarted, and we expect to provide an update at a future date.

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
Indenture for the 4 percent Senior Notes due 2030, dated as of February 25, 2020, among United Rentals (North America), Inc., United Rentals Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 25, 2020)

10*
Amendment No. 11 to Third Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2020, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank (successor by merger to SunTrust Bank), MUFG Bank, Ltd. (formerly known as the Bank of Tokyo-Mitsubishi UFJ, Ltd.) and The Toronto-Dominion Bank

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

UNITED RENTALS, INC.

Dated:	April 29, 2020	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 29, 2020	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer