Form 10-Q
period 2020-06-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2020-07-29
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of July 27, 2020, there were 72,080,277 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:
•uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of the novel strain of coronavirus (COVID-19) to the point where applicable governmental authorities are comfortable easing current “social distancing” policies, which have required closing many businesses deemed “non-essential”; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for equipment rentals;
•the extent to which businesses in and associated with the construction industry, including equipment rental service providers such as us, continue to be deemed “essential” for the purposes of “social distancing” policies in the regions in which we operate;
•the impact of global economic conditions (including potential trade wars) and public health crises and epidemics, such as COVID-19, on us, our customers and our suppliers, in the United States and the rest of the world;
•the possibility that companies that we have acquired or may acquire, including BakerCorp International Holdings, Inc. (“BakerCorp”) and Vander Holding Corporation and its subsidiaries (“BlueLine”), could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;
•the cyclical nature of our business, which is highly sensitive to North American construction and industrial activities; if construction or industrial activity decline, our revenues and, because many of our costs are fixed, our profitability may be adversely affected;
•our significant indebtedness (which totaled $10.4 billion at June 30, 2020) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
•inability to refinance our indebtedness on terms that are favorable to us (including as a result of current volatility and uncertainty in capital markets due to COVID-19), or at all;
•incurrence of additional debt, which could exacerbate the risks associated with our current level of indebtedness;
•noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating the agreements and requiring us to repay outstanding borrowings;
•restrictive covenants and amount of borrowings permitted in our debt instruments, which can limit our financial and operational flexibility;
•overcapacity of fleet in the equipment rental industry, including as a result of reduced demand for fleet due to the impacts of COVID-19 on our customers;
•inability to benefit from government spending, including spending associated with infrastructure projects;
•fluctuations in the price of our common stock and inability to complete stock repurchases in the time frame and/or on the terms anticipated (for example, due to COVID-19);
•rates we charge and time utilization we achieve being less than anticipated (including as a result of COVID-19);
•inability to manage credit risk adequately or to collect on contracts with a large number of customers;
•inability to access the capital that our businesses or growth plans may require (including as a result of uncertainty in capital markets due to COVID-19);
•incurrence of impairment charges;
•trends in oil and natural gas could adversely affect the demand for our services and products;
•the fact that our holding company structure requires us to depend in part on distributions from subsidiaries and such distributions could be limited by contractual or legal restrictions;
•increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;
•incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;
•the outcome or other potential consequences of regulatory matters and commercial litigation;
•shortfalls in our insurance coverage;

•our charter provisions as well as provisions of certain debt agreements and our significant indebtedness may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
•turnover in our management team and inability to attract and retain key personnel, as well as loss, absenteeism or the inability of employees to work or perform key functions in light of public health crises or epidemics (including COVID-19);
•costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;
•dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;
•inability to sell our new or used fleet in the amounts, or at the prices, we expect;
•competition from existing and new competitors;
•risks related to security breaches, cybersecurity attacks, failure to protect personal information, compliance with data protection laws and other significant disruptions in our information technology systems;
•the costs of complying with environmental, safety and foreign law and regulations, as well as other risks associated with non-U.S. operations, including currency exchange risk (including as a result of Brexit), and tariffs;
•labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally;
•increases in our maintenance and replacement costs and/or decreases in the residual value of our equipment; and
•the effect of changes in tax law.

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$127	$52
Accounts receivable, net of allowance for doubtful accounts of $108 at June 30, 2020 and $103 at December 31, 2019	1,226	1,530
Inventory	107	120
Prepaid expenses and other assets	162	140
Total current assets	1,622	1,842
Rental equipment, net	9,086	9,787
Property and equipment, net	609	604
Goodwill	5,135	5,154
Other intangible assets, net	761	895
Operating lease right-of-use assets	666	669
Other long-term assets	21	19
Total assets	$17,900	$18,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$806	$997
Accounts payable	316	454
Accrued expenses and other liabilities	799	747
Total current liabilities	1,921	2,198
Long-term debt	9,599	10,431
Deferred taxes	1,820	1,887
Operating lease liabilities	532	533
Other long-term liabilities	121	91
Total liabilities	13,993	15,140
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,092,170 and 72,078,661 shares issued and outstanding, respectively, at June 30, 2020 and 113,825,667 and 74,362,195 shares issued and outstanding, respectively, at December 31, 2019	1	1
Additional paid-in capital	2,450	2,440
Retained earnings	5,660	5,275
Treasury stock at cost—42,013,509 and 39,463,472 shares at June 30, 2020 and December 31, 2019, respectively	(3,957)	(3,700)
Accumulated other comprehensive loss	(247)	(186)
Total stockholders’ equity	3,907	3,830
Total liabilities and stockholders’ equity	$17,900	$18,970
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Equipment rentals	$1,642	$1,960	$3,425	$3,755
Sales of rental equipment	176	197	384	389
Sales of new equipment	53	60	115	122
Contractor supplies sales	23	27	48	51
Service and other revenues	45	46	92	90
Total revenues	1,939	2,290	4,064	4,407
Cost of revenues:
Cost of equipment rentals, excluding depreciation	647	769	1,394	1,511
Depreciation of rental equipment	395	399	821	794
Cost of rental equipment sales	105	116	230	241
Cost of new equipment sales	46	51	100	105
Cost of contractor supplies sales	16	19	34	36
Cost of service and other revenues	29	25	57	48
Total cost of revenues	1,238	1,379	2,636	2,735
Gross profit	701	911	1,428	1,672
Selling, general and administrative expenses	222	271	489	551
Merger related costs	—	—	—	1
Restructuring charge	3	6	5	14
Non-rental depreciation and amortization	95	105	195	209
Operating income	381	529	739	897
Interest expense, net	130	180	266	331
Other income, net	—	(2)	(4)	(5)
Income before provision for income taxes	251	351	477	571
Provision for income taxes	39	81	92	126
Net income	$212	$270	$385	$445
Basic earnings per share	$2.94	$3.45	$5.26	$5.65
Diluted earnings per share	$2.93	$3.44	$5.25	$5.62
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$212	$270	$385	$445
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1) (2)	45	22	(58)	42
Fixed price diesel swaps	—	—	(3)	1
Other comprehensive income (loss)	45	22	(61)	43
Comprehensive income (1)	$257	$292	$324	$488
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
(2)The 2020 activity primarily reflects significant changes in Canadian currency exchange rates.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended June 30, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2020	72	$1	$2,435	$5,448	42	$(3,957)	$(292)
Net income				212
Foreign currency translation adjustments (3)							45
Stock compensation expense, net	—		15
Balance at June 30, 2020	72	$1	$2,450	$5,660	42	$(3,957)	$(247)

	Three Months Ended June 30, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2019	79	$1	$2,394	$4,276	35	$(3,080)	$(216)
Net income				270
Foreign currency translation adjustments							22
Stock compensation expense, net	(1)		16
Exercise of common stock options			6
Shares repurchased and retired			(1)
Repurchase of common stock	(1)				1	(210)
Balance at June 30, 2019	77	$1	$2,415	$4,546	36	$(3,290)	$(194)

	Six Months Ended June 30, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				385
Foreign currency translation adjustments (3)							(58)
Fixed price diesel swaps							(3)
Stock compensation expense, net	1		28
Exercise of common stock options			1
Shares repurchased and retired			(19)
Repurchase of common stock	(3)				3	(257)
Balance at June 30, 2020	72	$1	$2,450	$5,660	42	$(3,957)	$(247)

	Six Months Ended June 30, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				445
Foreign currency translation adjustments							42
Fixed price diesel swaps							1
Stock compensation expense, net	—		31
Exercise of common stock options			10
Shares repurchased and retired			(34)
Repurchase of common stock	(3)				3	(420)
Balance at June 30, 2019	77	$1	$2,415	$4,546	36	$(3,290)	$(194)

(1)Common stock outstanding decreased by approximately 6 million net shares during the year ended December 31, 2019.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)Primarily reflects significant changes in Canadian currency exchange rates.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$385	$445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,016	1,003
Amortization of deferred financing costs and original issue discounts	7	8
Gain on sales of rental equipment	(154)	(148)
Gain on sales of non-rental equipment	(3)	(3)
Gain on insurance proceeds from damaged equipment	(13)	(12)
Stock compensation expense, net	28	31
Merger related costs	—	1
Restructuring charge	5	14
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	32
(Decrease) increase in deferred taxes	(62)	49
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	297	39
Decrease (increase) in inventory	12	(25)
Increase in prepaid expenses and other assets	(2)	(23)
(Decrease) increase in accounts payable	(135)	211
Increase (decrease) in accrued expenses and other liabilities	80	(32)
Net cash provided by operating activities	1,461	1,590
Cash Flows From Investing Activities:
Purchases of rental equipment	(353)	(1,129)
Purchases of non-rental equipment	(102)	(97)
Proceeds from sales of rental equipment	384	389
Proceeds from sales of non-rental equipment	20	15
Insurance proceeds from damaged equipment	13	12
Purchases of other companies, net of cash acquired	(2)	(195)
Purchases of investments	(1)	(1)
Net cash used in investing activities	(41)	(1,006)
Cash Flows From Financing Activities:
Proceeds from debt	3,620	4,590
Payments of debt	(4,680)	(4,679)
Proceeds from the exercise of common stock options	1	10
Common stock repurchased	(276)	(454)
Payments of financing costs	(10)	(19)
Net cash used in financing activities	(1,345)	(552)
Effect of foreign exchange rates	—	—
Net increase in cash and cash equivalents	75	32
Cash and cash equivalents at beginning of period	52	43
Cash and cash equivalents at end of period	$127	$75
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$21	$73
Cash paid for interest	259	301
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

COVID-19
The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals and on the global economy, is uncertain. While visibility into future economic conditions remains limited, based on increased insight into near-term indicators, we reintroduced full-year 2020 guidance in July 2020, after having withdrawn it in April 2020. The health and safety of our employees and customers remains our top priority, and we have also engaged in extensive contingency planning to manage the business impact of the pandemic.
Prior to mid-March 2020, our results were largely in line with expectations. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. All our branches in the U.S. and Canada remain open to provide essential services, and most of our European branches are also operating. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Accounting Pronouncements
Simplifying the Test for Goodwill Impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued guidance intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We will adopt this guidance for any annual or interim goodwill impairment tests conducted in 2020 (through June 30, 2020, we have not performed any such tests). The guidance is not expected to have a significant impact on our financial statements.

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
Guidance Adopted in 2020
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that requires companies to present certain financial assets net of the amount expected to be collected. Trade receivables (as noted below, excluding receivables arising from operating lease revenues) are the only material financial asset we have that is impacted by this guidance. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. This guidance does not apply to receivables arising from operating lease revenues. As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the six months ended June 30, 2020). We adopted this guidance in the first quarter of 2020, and the impact of adoption on our financial statements was not material. See note 2 (see "Receivables and contract assets and liabilities") for further discussion of our receivables.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. We adopted this guidance in 2020, and the impact of adoption on our financial statements was not material. The expedients and exceptions in this guidance are optional, and we are evaluating the potential future financial statement impact of any such expedient or exception that we may elect to apply.
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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
		2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$1,404	$—	$1,404	$1,668	$—	$1,668
Re-rent revenue	29	—	29	37	—	37
Ancillary and other rental revenues:
Delivery and pick-up	—	113	113	—	143	143
Other	78	18	96	87	25	112
Total ancillary and other rental revenues	78	131	209	87	168	255
Total equipment rentals	1,511	131	1,642	1,792	168	1,960
Sales of rental equipment	—	176	176	—	197	197
Sales of new equipment	—	53	53	—	60	60
Contractor supplies sales	—	23	23	—	27	27
Service and other revenues	—	45	45	—	46	46
Total revenues	$1,511	$428	$1,939	$1,792	$498	$2,290

	Six Months Ended June 30,
		2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,926	$—	$2,926	$3,198	$—	$3,198
Re-rent revenue	63	—	63	72	—	72
Ancillary and other rental revenues:
Delivery and pick-up	—	232	232	—	262	262
Other	159	45	204	167	56	223
Total ancillary and other rental revenues	159	277	436	167	318	485
Total equipment rentals	3,148	277	3,425	3,437	318	3,755
Sales of rental equipment	—	384	384	—	389	389
Sales of new equipment	—	115	115	—	122	122
Contractor supplies sales	—	48	48	—	51	51
Service and other revenues	—	92	92	—	90	90
Total revenues	$3,148	$916	$4,064	$3,437	$970	$4,407
Revenues by reportable segment and geographical market are presented in notes 3 and 10 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the six months ended June 30, 2020, 79 percent and 92 percent of total revenues, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 3 and 10, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 72 percent of total revenues for the six months ended June 30, 2020) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $50 and $55 as of June 30, 2020 and December 31, 2019, respectively.
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

Receivables and contract assets and liabilities

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the six months ended June 30, 2020). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the six months ended June 30, 2020, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at June 30, 2020 and December 31, 2019. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
In the first quarter of 2020, we adopted accounting guidance that requires companies to present certain financial assets net of the amount expected to be collected. This guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of June 30, 2020 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Trade receivables are the only material financial asset we have that is impacted by this guidance, which does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the six months ended June 30, 2020, and these revenues account for corresponding portions of the $1.226 billion of net accounts receivable and the associated allowance for doubtful accounts of $108 reported on our condensed consolidated balance sheet as of June 30, 2020). During the three and six months ended June 30, 2020, we recognized total bad debt expenses for our non-lease trade receivables, within selling, general and administrative expenses on our condensed consolidated statement of income, of $2 and $6, respectively, associated with our allowance for doubtful accounts. Adoption of this guidance did not materially impact 1) net accounts receivable or the associated allowance for doubtful accounts as reported on our condensed consolidated balance sheet as of June 30, 2020 or 2) total bad debt expenses recognized associated with our allowance for doubtful accounts for the three and six months ended June 30, 2020.
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

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Beginning balance	$107	$104	$103	$93
Acquired (1)	—	(3)	—	1
Charged to costs and expenses (2)	2	2	6	5
Charged to revenue (3)	2	10	10	22
Deductions (4)	(3)	(6)	(11)	(14)
Ending balance	$108	$107	$108	$107
_________________
(1) Activity during the three months ended June 30, 2019 reflects acquisition measurement period adjustments.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(2) Reflects bad debt expenses recognized within selling, general and administrative expenses (associated with Topic 606 revenues).
(3) Primarily reflects doubtful accounts associated with lease revenues that were recognized as a reduction to equipment rentals revenue (primarily associated with Topic 842 revenues).
(4) Represents write-offs of accounts, net of immaterial recoveries.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three and six months ended June 30, 2020 or 2019 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and six months ended June 30, 2020 and 2019 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2020.

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

Contract estimates and judgments
Our revenues accounted for under Topic 606 generally do not require significant estimates or judgments, primarily for the following reasons:
•The transaction price is generally fixed and stated in our contracts;
•As noted above, our contracts generally do not include multiple performance obligations, and accordingly do not generally require estimates of the standalone selling price for each performance obligation;
•Our revenues do not include material amounts of variable consideration, or result in significant obligations associated with returns, refunds or warranties; and
•Most of our revenue is recognized as of a point-in-time and the timing of the satisfaction of the applicable performance obligations is readily determinable. As noted above, our Topic 606 revenue is generally recognized at the time of delivery to, or pick-up by, the customer.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended June 30, 2020
Equipment rentals	$1,255	$387	$1,642
Sales of rental equipment	158	18	176
Sales of new equipment	45	8	53
Contractor supplies sales	15	8	23
Service and other revenues	39	6	45
Total revenue	1,512	427	1,939
Depreciation and amortization expense	401	89	490
Equipment rentals gross profit	419	181	600
Three Months Ended June 30, 2019
Equipment rentals	$1,527	$433	$1,960
Sales of rental equipment	180	17	197
Sales of new equipment	52	8	60
Contractor supplies sales	19	8	27
Service and other revenues	40	6	46
Total revenue	1,818	472	2,290
Depreciation and amortization expense	416	88	504
Equipment rentals gross profit	593	199	792
Six Months Ended June 30, 2020
Equipment rentals	$2,649	$776	$3,425
Sales of rental equipment	348	36	384
Sales of new equipment	98	17	115
Contractor supplies sales	31	17	48
Service and other revenues	80	12	92
Total revenue	3,206	858	4,064
Depreciation and amortization expense	838	178	1,016
Equipment rentals gross profit	867	343	1,210
Capital expenditures	377	78	455
Six Months Ended June 30, 2019
Equipment rentals	$2,950	$805	$3,755
Sales of rental equipment	358	31	389
Sales of new equipment	107	15	122
Contractor supplies sales	36	15	51
Service and other revenues	77	13	90
Total revenue	3,528	879	4,407
Depreciation and amortization expense	828	175	1,003
Equipment rentals gross profit	1,094	356	1,450
Capital expenditures	1,015	211	1,226

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2020	December 31, 2019
Total reportable segment assets
General rentals	$15,109	$16,036
Trench, power and fluid solutions	2,791	2,934
Total assets	$17,900	$18,970
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total equipment rentals gross profit	$600	$792	$1,210	$1,450
Gross profit from other lines of business	101	119	218	222
Selling, general and administrative expenses	(222)	(271)	(489)	(551)
Merger related costs	—	—	—	(1)
Restructuring charge	(3)	(6)	(5)	(14)
Non-rental depreciation and amortization	(95)	(105)	(195)	(209)
Interest expense, net	(130)	(180)	(266)	(331)
Other income, net	—	2	4	5
Income before provision for income taxes	$251	$351	$477	$571

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Restructuring and Asset Impairment Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed five restructuring programs and have incurred total restructuring charges of $338.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of June 30, 2020, the total liability associated with the closed restructuring programs was $16.
2020-2021 Cost Savings Restructuring Program
In the fourth quarter of 2019, we initiated a restructuring program associated with the consolidation of certain common functions, the relocation of our shared-service facilities and certain other cost reduction measures. We expect to complete the restructuring program in the first half of 2021. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken. As of June 30, 2020, we have not recognized material costs under this program, and the liability balance associated with the program is not material.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the six months ended June 30, 2020, we recorded asset impairment charges of $26 in our general rentals segment. The asset impairment charges, which were not related to COVID-19, are primarily reflected in depreciation of rental equipment in our condensed consolidated statements of income and principally relate to the discontinuation of certain equipment programs. There were no material asset impairment charges during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

5. Fair Value Measurements
As of June 30, 2020 and December 31, 2019, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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
Level 2- Observable inputs other than quoted prices in active markets for identical assets or liabilities include:
a)quoted prices for similar assets or liabilities in active markets;
b)quoted prices for identical or similar assets or liabilities in inactive markets;
c)inputs other than quoted prices that are observable for the asset or liability;
d)inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of June 30, 2020 and December 31, 2019. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2020 and December 31, 2019 have been calculated based upon available market information, and were as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,500	$8,718	$7,755	$8,176
6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	June 30, 2020	December 31, 2019
Accounts Receivable Securitization Facility expiring 2021 (1) (2)	$743	$929
$3.75 billion ABL Facility expiring 2024 (1) (3)	47	1,638
Term loan facility expiring 2025 (1)	975	979
5 1/2 percent Senior Notes due 2025 (3)	795	795
4 5/8 percent Senior Notes due 2025	743	742
5 7/8 percent Senior Notes due 2026	999	999
6 1/2 percent Senior Notes due 2026	1,089	1,089
5 1/2 percent Senior Notes due 2027	993	992
3 7/8 percent Senior Secured Notes due 2027	741	741
4 7/8 percent Senior Notes due 2028 (4)	1,653	1,652
4 7/8 percent Senior Notes due 2028 (4)	4	4
5 1/4 percent Senior Notes due 2030	742	741
4 percent Senior Notes due 2030 (5)	741	—
Finance leases	140	127
Total debt	10,405	11,428
Less short-term portion (6)	(806)	(997)
Total long-term debt	$9,599	$10,431
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the six months ended June 30, 2020. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$3,640	$56	$—
Letters of credit	52
Interest rate at June 30, 2020	1.6%	1.6%	1.9%
Average month-end debt outstanding	765	784	985
Weighted-average interest rate on average debt outstanding	2.4%	2.0%	2.6%
Maximum month-end debt outstanding	1,494	811	988

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(2)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2020, there were $822 of receivables, net of applicable reserves and other deductions, in the collateral pool. In April 2020, we amended the accounts receivable securitization facility to adjust, on a temporary basis, the financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The adjustments to these tests were intended to make compliance with such tests more likely for the calendar months ending April 30, 2020 and May 31, 2020, and we were in compliance with such tests for these months. In June 2020, the accounts receivable securitization facility was further amended to (a) extend the maturity date, which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility, to June 25, 2021, (b) reduce the size of the facility from $975 to $800 and (c) adjust, for the calendar months ending on or after June 30, 2020, the financial tests (including the method of calculation) relating to (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
(3)The decrease in the outstanding debt under the ABL facility since December 31, 2019 primarily reflects using proceeds (i) from the issuance of 4 percent Senior Notes (the “4 percent Notes”) discussed below and (ii) from operations to reduce borrowings under the ABL facility. At the time of the offering of the 4 percent Notes, we indicated our expectation that we would re-borrow an amount equal to the net proceeds from the offering (discussed below), along with additional borrowings under the ABL facility, to redeem our 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to issuing any redemption notice for the 5 1/2 percent Senior Notes due 2025, we considered the impact of COVID-19 on liquidity, and assessed our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In July 2020, we issued a redemption notice for the 5 1/2 percent Senior Notes due 2025, and the redemption is expected to occur in August 2020. Upon redemption, we expect to recognize a loss of approximately $27 in interest expense, net, reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
(4)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.
(5)In February 2020, URNA issued $750 aggregate principal amount of 4 percent Notes which are due July 15, 2030. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 4 percent Notes may be redeemed on or after July 15, 2025, at specified redemption prices that range from 102.000 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to July 15, 2023, up to 40 percent of the aggregate principal amount of the 4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 104.000 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
(6)As of June 30, 2020, our short-term debt primarily reflects $743 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of June 30, 2020, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
7. Leases
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such lease revenue represented 77 percent of our total revenues for the six months ended June 30, 2020). See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$666	$669
Finance lease assets	Rental equipment	292	286
	Less accumulated depreciation	(88)	(89)
	Rental equipment, net	204	197
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	18	18
	Less accumulated depreciation and amortization	(9)	(15)
	Property and equipment, net	17	11
Total leased assets		887	877
Liabilities
Current
Operating	Accrued expenses and other liabilities	174	178
Finance	Short-term debt and current maturities of long-term debt	53	58
Long-term
Operating	Operating lease liabilities	532	533
Finance	Long-term debt	87	69
Total lease liabilities		$846	$838

Lease cost	Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$86	$86	$178	$175
	Selling, general and administrative expenses	3	2	6	5
	Restructuring charge	1	7	2	13
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	8	7	15	14
	Non-rental depreciation and amortization	1	—	1	1
Interest on lease liabilities	Interest expense, net	3	1	6	3
Sublease income (2)		(30)	(37)	(64)	(72)
Net lease cost		$72	$66	$144	$139
_________________
(1) Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation includes $27 and $29 for the three months ended, June 30, 2020 and 2019, respectively, and $58 and $63 for the six months ended June 30, 2020 and 2019, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2) Primarily reflects re-rent revenue as discussed further above.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Maturity of lease liabilities (as of June 30, 2020)	Operating leases (1)	Finance leases (2)
2020	$105	$28
2021	192	58
2022	158	33
2023	124	22
2024	90	3
Thereafter	132	5
Total	801	149
Less amount representing interest	(95)	(9)
Present value of lease liabilities	$706	$140
_________________
(1) Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of June 30, 2020. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2) The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8	4.8
Finance leases	3.1	3.2
Weighted-average discount rate
Operating leases	4.5%	4.7%
Finance leases	3.7%	4.0%

Other information	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$104	$102
Operating cash flows from finance leases	6	3
Financing cash flows from finance leases	26	22
Leased assets obtained in exchange for new operating lease liabilities	92	104
Leased assets obtained in exchange for new finance lease liabilities	$39	$17
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income available to common stockholders	$212	$270	385	445
Denominator:
Denominator for basic earnings per share—weighted-average common shares	72,161	78,264	73,101	78,829
Effect of dilutive securities:
Employee stock options	12	108	14	200
Restricted stock units	102	95	155	211
Denominator for diluted earnings per share—adjusted weighted-average common shares	72,275	78,467	73,270	79,240
Basic earnings per share	$2.94	$3.45	$5.26	$5.65
Diluted earnings per share	$2.93	$3.44	$5.25	$5.62

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
Covenants in the ABL, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of June 30, 2020, the amount available for distribution under the most restrictive of these covenants was $508. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of June 30, 2020, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $3.192 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$36	$—	$91	$—	$—	$127
Accounts receivable, net	—	—	—	119	1,107	—	1,226
Intercompany receivable (payable)	2,684	(2,577)	(99)	(9)	1	—	—
Inventory	—	97	—	10	—	—	107
Prepaid expenses and other assets	—	135	—	27	—	—	162
Total current assets	2,684	(2,309)	(99)	238	1,108	—	1,622
Rental equipment, net	—	8,383	—	703	—	—	9,086
Property and equipment, net	107	393	64	45	—	—	609
Investments in subsidiaries	1,125	1,524	1,023	—	—	(3,672)	—
Goodwill	—	4,756	—	379	—	—	5,135
Other intangible assets, net	—	712	—	49	—	—	761
Operating lease right-of-use assets	—	182	418	66	—	—	666
Other long-term assets	13	8	—	—	—	—	21
Total assets	$3,929	$13,649	$1,406	$1,480	$1,108	$(3,672)	$17,900
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$—	$61	$—	$2	$743	$—	$806
Accounts payable	—	280	—	36	—	—	316
Accrued expenses and other liabilities	—	632	121	45	1	—	799
Total current liabilities	—	973	121	83	744	—	1,921
Long-term debt	—	9,583	7	9	—	—	9,599
Deferred taxes	22	1,703	—	95	—	—	1,820
Operating lease liabilities	—	144	334	54	—	—	532
Other long-term liabilities	—	121	—	—	—	—	121
Total liabilities	22	12,524	462	241	744	—	13,993
Total stockholders’ equity (deficit)	3,907	1,125	944	1,239	364	(3,672)	3,907
Total liabilities and stockholders’ equity (deficit)	$3,929	$13,649	$1,406	$1,480	$1,108	$(3,672)	$17,900

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,521	$—	$120	$1	$—	$1,642
Sales of rental equipment	—	161	—	15	—	—	176
Sales of new equipment	—	48	—	5	—	—	53
Contractor supplies sales	—	20	—	3	—	—	23
Service and other revenues	—	41	—	4	—	—	45
Total revenues	—	1,791	—	147	1	—	1,939
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	590	—	56	1	—	647
Depreciation of rental equipment	—	363	—	32	—	—	395
Cost of rental equipment sales	—	97	—	8	—	—	105
Cost of new equipment sales	—	42	—	4	—	—	46
Cost of contractor supplies sales	—	14	—	2	—	—	16
Cost of service and other revenues	—	27	—	2	—	—	29
Total cost of revenues	—	1,133	—	104	1	—	1,238
Gross profit	—	658	—	43	—	—	701
Selling, general and administrative expenses	(31)	225	—	25	7	(4)	222
Restructuring charge	—	3	—	—	—	—	3
Non-rental depreciation and amortization	6	81	—	8	—	—	95
Operating income (loss)	25	349	—	10	(7)	4	381
Interest (income) expense, net	(10)	137	—	—	3	—	130
Other (income) expense, net	(158)	180	—	12	(38)	4	—
Income (loss) before provision (benefit) for income taxes	193	32	—	(2)	28	—	251
Provision (benefit) for income taxes	46	(12)	—	(1)	6	—	39
Income (loss) before equity in net earnings (loss) of subsidiaries	147	44	—	(1)	22	—	212
Equity in net earnings (loss) of subsidiaries	65	21	(2)	—	—	(84)	—
Net income (loss)	212	65	(2)	(1)	22	(84)	212
Other comprehensive income (loss)	45	45	40	43	—	(128)	45
Comprehensive income (loss)	$257	$110	$38	$42	$22	$(212)	$257

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$3,151	$—	$273	$1	$—	$3,425
Sales of rental equipment	—	350	—	34	—	—	384
Sales of new equipment	—	101	—	14	—	—	115
Contractor supplies sales	—	42	—	6	—	—	48
Service and other revenues	—	83	—	9	—	—	92
Total revenues	—	3,727	—	336	1	—	4,064
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,266	—	127	1	—	1,394
Depreciation of rental equipment	—	756	—	65	—	—	821
Cost of rental equipment sales	—	213	—	17	—	—	230
Cost of new equipment sales	—	88	—	12	—	—	100
Cost of contractor supplies sales	—	30	—	4	—	—	34
Cost of service and other revenues	—	52	—	5	—	—	57
Total cost of revenues	—	2,405	—	230	1	—	2,636
Gross profit	—	1,322	—	106	—	—	1,428
Selling, general and administrative expenses	6	415	—	50	23	(5)	489
Restructuring charge	—	5	—	—	—	—	5
Non-rental depreciation and amortization	11	168	—	16	—	—	195
Operating (loss) income	(17)	734	—	40	(23)	5	739
Interest (income) expense, net	(27)	285	—	—	8	—	266
Other (income) expense, net	(330)	376	—	26	(81)	5	(4)
Income before provision (benefit) for income taxes	340	73	—	14	50	—	477
Provision (benefit) for income taxes	80	(3)	—	3	12	—	92
Income before equity in net earnings (loss) of subsidiaries	260	76	—	11	38	—	385
Equity in net earnings (loss) of subsidiaries	125	49	9	—	—	(183)	—
Net income (loss)	385	125	9	11	38	(183)	385
Other comprehensive (loss) income	(61)	(61)	(55)	(59)	—	175	(61)
Comprehensive income (loss)	$324	$64	$(46)	$(48)	$38	$(8)	$324

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$3,436	$—	$318	$1	$—	$3,755
Sales of rental equipment	—	354	—	35	—	—	389
Sales of new equipment	—	106	—	16	—	—	122
Contractor supplies sales	—	46	—	5	—	—	51
Service and other revenues	—	78	—	12	—	—	90
Total revenues	—	4,020	—	386	1	—	4,407
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,349	—	161	1	—	1,511
Depreciation of rental equipment	—	731	—	63	—	—	794
Cost of rental equipment sales	—	221	—	20	—	—	241
Cost of new equipment sales	—	91	—	14	—	—	105
Cost of contractor supplies sales	—	33	—	3	—	—	36
Cost of service and other revenues	—	41	—	7	—	—	48
Total cost of revenues	—	2,466	—	268	1	—	2,735
Gross profit	—	1,554	—	118	—	—	1,672
Selling, general and administrative expenses	21	442	—	59	29	—	551
Merger related costs	—	1	—	—	—	—	1
Restructuring charge	—	15	—	(1)	—	—	14
Non-rental depreciation and amortization	10	182	—	17	—	—	209
Operating (loss) income	(31)	914	—	43	(29)	—	897
Interest (income) expense, net	(33)	348	—	—	16	—	331
Other (income) expense, net	(359)	410	—	29	(85)	—	(5)
Income before provision (benefit) for income taxes	361	156	—	14	40	—	571
Provision for (benefit) income taxes	76	42	—	(2)	10	—	126
Income before equity in net earnings (loss) of subsidiaries	285	114	—	16	30	—	445
Equity in net earnings (loss) of subsidiaries	160	46	12	—	—	(218)	—
Net income (loss)	445	160	12	16	30	(218)	445
Other comprehensive income (loss)	43	43	42	41	—	(126)	43
Comprehensive income (loss)	$488	$203	$54	$57	$30	$(344)	$488

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$40	$1,047	$—	$86	$288	$—	$1,461
Net cash (used in) provided by investing activities	(40)	2	—	(3)	—	—	(41)
Net cash used in financing activities	—	(1,041)	—	(16)	(288)	—	(1,345)
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase in cash and cash equivalents	—	8	—	67	—	—	75
Cash and cash equivalents at beginning of period	—	28	—	24	—	—	52
Cash and cash equivalents at end of period	$—	$36	$—	$91	$—	$—	$127
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$9	$1,457	$—	$83	$41	$—	$1,590
Net cash used in investing activities	(9)	(943)	—	(54)	—	—	(1,006)
Net cash used in financing activities	—	(464)	—	(47)	(41)	—	(552)
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	50	—	(18)	—	—	32
Cash and cash equivalents at beginning of period	—	1	—	42	—	—	43
Cash and cash equivalents at end of period	$—	$51	$—	$24	$—	$—	$75

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
COVID-19
As discussed in note 1 to our condensed consolidated financial statements, the novel coronavirus (“COVID-19”) is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk, which has significantly disrupted supply chains and businesses around the world. While visibility into future economic conditions remains limited, based on increased insight into near-term indicators, we reintroduced full-year 2020 guidance in July 2020, after having withdrawn it in April 2020.
Prior to mid-March 2020, our performance was largely in line with expectations. In early-March, we initiated contingency planning ahead of the impact of COVID-19 on our end-markets. This planning has focused on five key work-streams that are the basis for our crisis response plan:
1.Ensuring the safety and well-being of our employees and customers: Above all else, we are committed to ensuring the health, safety and well-being of our employees and customers. We have implemented a variety of COVID-19 safety measures, including ensuring that branches have sufficient and adequate personal protection equipment. We have also implemented appropriate social distancing practices, and increased disinfecting of equipment and facilities.
2.Leveraging our competitive advantages to support the needs of customers: All our branches in the U.S. and Canada remain open to provide essential services, and most of our European branches are also operating. We have made modifications to enhance safety measures in our operating processes and protocols that support the needs of our customers. Additionally, our digital capabilities allow customers to perform fully contactless transactions.
3.Disciplined capital expenditures: We have a substantial degree of flexibility in managing our capital expenditures and fleet capacity. While the current environment remains fluid, we expect that our 2020 capital expenditures will be down significantly year-over-year.
4.Controlling core operating expenses: A significant portion of our cash operating costs are variable in nature. Since March, we have significantly reduced overtime and temporary labor primarily in response to the impact of COVID-19. Furthermore, we continue to leverage our current capacity to reduce the need for third-party delivery and repair services, and minimize other discretionary expenses across general and administrative areas.
5.Proactively managing the balance sheet with a focus on liquidity: We are focused on ensuring that we maintain ample liquidity to meet our business needs as the impact of COVID-19 evolves. As a result, our current $500 share repurchase program was paused in mid-March. At June 30, 2020, our total liquidity was $3.823 billion, including $127 in cash and cash equivalents. As discussed below, in July 2020, we issued a redemption notice for the $800 outstanding principal amount of our 5 1/2 percent Senior Notes due 2025, and the redemption is expected to occur in August 2020. Additionally, we have no long-term debt note maturities until 2025.
The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As discussed below, the response plan above helped mitigate the impact of COVID-19 on our results.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,180 rental locations in the United States, Canada and Europe. In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $14.1 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 84 percent of total revenues for the six months ended June 30, 2020.
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
We are currently managing the impact of COVID-19, as discussed above. Our general strategy focuses on profitability and return on invested capital, and, in particular, calls for:
•A consistently superior standard of service to customers, often provided through a single lead contact who can coordinate the cross-selling of the various services we offer throughout our network. We utilize a proprietary software application, Total Control®, which provides our key customers with a single in-house software application that enables them to monitor and manage all their equipment needs. Total Control® is a unique customer offering that enables us to develop strong, long-term relationships with our larger customers. Our digital capabilities, including our Total Control® platform, allow our sales teams to provide contactless end-to-end customer service;
•The further optimization of our customer mix and fleet mix, with a dual objective: to enhance our performance in serving our current customer base, and to focus on the accounts and customer types that are best suited to our strategy for profitable growth. We believe these efforts will lead to even better service of our target accounts, primarily large construction and industrial customers, as well as select local contractors. Our fleet team's analyses are aligned with these objectives to identify trends in equipment categories and define action plans that can generate improved returns;
•A continued focus on “Lean” management techniques, including kaizen processes focused on continuous improvement. We continue to implement Lean kaizen processes across our branch network, with the objectives of: reducing the cycle time associated with renting our equipment to customers; improving invoice accuracy and service quality; reducing the elapsed time for equipment pickup and delivery; and improving the effectiveness and efficiency of our repair and maintenance operations;
•A continued focus on Project XL, which is a set of eight specific work streams focused on driving profitable growth through revenue opportunities and generating incremental profitability through cost savings across our business;
•The continued expansion of our trench, power and fluid solutions footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network, as exhibited by our recent acquisition of BakerCorp discussed above. We believe that the expansion of our trench, power and fluid solutions business, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisitions of NES Rentals Holdings II, Inc. (“NES”), Neff Corporation ("Neff") and Vander Holding Corporation and its subsidiaries (“BlueLine”). Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Financial Overview
In February 2020, we issued $750 principal amount of 4 percent Senior Notes due 2030. We used the net proceeds from the offering of the notes to reduce borrowings under the ABL facility. At the time of the offering, we indicated our expectation that we would re-borrow an amount equal to those net proceeds, along with additional borrowings under the ABL facility, to redeem the $800 principal amount of our 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to issuing any redemption notice for the 5 1/2 percent Senior Notes due 2025, we considered the impact of COVID-19 on liquidity, and assessed our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In July 2020, we issued a redemption notice for the 5 1/2 percent Senior Notes due 2025, and the redemption is expected to occur in August 2020. We also used cash generated from operations to reduce borrowings under the ABL facility, and total debt has decreased $1.023 billion, or 9.0 percent, since December 31, 2019.
Additionally, in April 2020, we amended the accounts receivable securitization facility to adjust, on a temporary basis, the financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The adjustments to these tests were intended to make compliance with such tests more likely for the calendar months ending April 30, 2020 and May 31, 2020, and we were in compliance with such tests for these months. In June 2020, the accounts receivable securitization facility was further amended to (a) extend the maturity date, which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility, to June 25, 2021, (b) reduce the size of the facility from $975 to $800 and (c) adjust, for the calendar months ending on or after June 30, 2020, the financial tests (including the method of calculation) relating to (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

As of June 30, 2020, we had available liquidity of $3.823 billion, including cash and cash equivalents of $127. As discussed above, in July 2020, we issued a redemption notice for the $800 outstanding principal amount of our 5 1/2 percent Senior Notes due 2025, and the redemption is expected to occur in August 2020.
Net income. Net income and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$212	$270	$385	$445
Diluted earnings per share	$2.93	$3.44	$5.25	$5.62
Net income and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Tax rate applied to items below	25.2%		25.3%		25.2%		25.4%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$(1)	$—	$—	$—	$(1)	$(0.01)
Merger related intangible asset amortization (2)	(41)	(0.59)	(49)	(0.64)	(85)	(1.15)	(101)	(1.28)
Impact on depreciation related to acquired fleet and property and equipment (3)	(2)	(0.02)	(10)	(0.12)	(4)	(0.06)	(21)	(0.26)
Impact of the fair value mark-up of acquired fleet (4)	(8)	(0.10)	(12)	(0.15)	(17)	(0.23)	(32)	(0.41)
Restructuring charge (5)	(3)	(0.04)	(4)	(0.06)	(4)	(0.06)	(10)	(0.13)
Asset impairment charge (6)	(1)	—	(3)	(0.03)	(20)	(0.27)	(3)	(0.03)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	—	(24)	(0.30)	—	—	(24)	(0.30)

(1)This reflects transaction costs associated with the BakerCorp and BlueLine acquisitions that were completed in 2018. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
(2)This reflects the amortization of the intangible assets acquired in the RSC, National Pump, NES, Neff, BakerCorp and BlueLine acquisitions.
(3)This reflects the impact of extending the useful lives of equipment acquired in the RSC, NES, Neff, BakerCorp and BlueLine acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.
(4)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES, Neff and BlueLine acquisitions that was subsequently sold.
(5)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 4 to our condensed consolidated financial statements.

(6)This reflects write-offs of leasehold improvements and other fixed assets. The six months ended June 30, 2020 includes a $26 pre-tax asset impairment charge, which was not related to COVID-19, primarily associated with the discontinuation of certain equipment programs.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charge, stock compensation expense, net and the impact of the fair value mark-up of the acquired fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The net income and adjusted EBITDA margins represent net income or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$212	$270	$385	$445
Provision for income taxes	39	81	92	126
Interest expense, net	130	180	266	331
Depreciation of rental equipment	395	399	821	794
Non-rental depreciation and amortization	95	105	195	209
EBITDA	$871	$1,035	$1,759	$1,905
Merger related costs (1)	—	—	—	1
Restructuring charge (2)	3	6	5	14
Stock compensation expense, net (3)	15	16	28	31
Impact of the fair value mark-up of acquired fleet (4)	10	16	22	43
Adjusted EBITDA	$899	$1,073	$1,814	$1,994
Net income margin	10.9%	11.8%	9.5%	10.1%
Adjusted EBITDA margin	46.4%	46.9%	44.6%	45.2%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$1,461	$1,590
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(7)	(8)
Gain on sales of rental equipment	154	148
Gain on sales of non-rental equipment	3	3
Gain on insurance proceeds from damaged equipment	13	12
Merger related costs (1)	—	(1)
Restructuring charge (2)	(5)	(14)
Stock compensation expense, net (3)	(28)	(31)
Loss on repurchase/redemption of debt securities and amendment of ABL facility	—	(32)
Changes in assets and liabilities	(112)	(136)
Cash paid for interest	259	301
Cash paid for income taxes, net	21	73
EBITDA	$1,759	$1,905
Add back:
Merger related costs (1)	—	1
Restructuring charge (2)	5	14
Stock compensation expense, net (3)	28	31
Impact of the fair value mark-up of acquired fleet (4)	22	43
Adjusted EBITDA	$1,814	$1,994
 ___________________
(1)This reflects transaction costs associated with the BakerCorp and BlueLine acquisitions that were completed in 2018. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
(2)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 4 to our condensed consolidated financial statements.
(3)Represents non-cash, share-based payments associated with the granting of equity instruments.
(4)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES, Neff and BlueLine acquisitions that was subsequently sold.
For the three months ended June 30, 2020, net income decreased $58, or 21.5 percent, and net income margin decreased 90 basis points to 10.9 percent. For the three months ended June 30, 2020, adjusted EBITDA decreased $174, or 16.2 percent, and adjusted EBITDA margin decreased 50 basis points to 46.4 percent.
See "Results of Operations-Gross Margin" below for further discussion of gross margin, which decreased 360 basis points year-over-year. As discussed below, the margins from our different lines of business were negatively impacted, to varying degrees, by COVID-19. In particular, gross margin from equipment rentals decreased 390 basis points year-over-year, with 370 basis points of the margin decline due to depreciation expense, which was largely flat with 2019, but increased as a percentage of revenue, primarily due to COVID-19. The impact of the gross margin decrease on net income margin was partially offset by lower year-over-year 1) income tax expense, 2) net interest expense and 3) selling, general and administrative ("SG&A") expense as a percentage of revenue. The effective tax rate decreased 760 basis points year-over-year primarily due to the release of a valuation allowance on foreign tax credits that we now anticipate using. Interest expense, net decreased due to a debt redemption loss of $32 in the three months ended June 30, 2019, and decreases in average debt and the average cost of debt. SG&A expense as a percentage of revenue decreased primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries, net of reduced bonuses, as a percentage of revenue, which also reflects the impact of COVID-19.

The decrease in the adjusted EBITDA margin primarily reflects 1) lower margins from equipment rentals (excluding depreciation), sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) and service and other revenues and 2) a reduction in the proportion of revenues from higher margin

(excluding depreciation) equipment rentals, partially offset by 3) the impact of decreased SG&A expenses. Equipment rentals gross margin (excluding depreciation) decreased primarily due to the negative impact of COVID-19 on equipment rental revenue, which led to certain operating costs that increased as a percentage of revenue. While such costs negatively impacted margins, a significant portion of our cash operating costs are variable in nature. Management of such costs in response to COVID-19 mitigated the negative impact of COVID-19. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) decreased primarily due to changes in pricing and the mix of equipment sold. The decreased gross margin from service and other revenues reflected the impact of COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs. SG&A expense as a percentage of revenue decreased primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries, net of reduced bonuses, as a percentage of revenue, which also reflects the impact of COVID-19.
For the six months ended June 30, 2020, net income decreased $60, or 13.5 percent, and net income margin decreased 60 basis points to 9.5 percent. For the six months ended June 30, 2020, adjusted EBITDA decreased $180, or 9.0 percent, and adjusted EBITDA margin decreased 60 basis points to 44.6 percent.
See "Results of Operations-Gross Margin" below for further discussion of gross margin, which decreased 280 basis points year-over-year. As discussed below, the margins from our different lines of business were negatively impacted, to varying degrees, by COVID-19. In particular, gross margin from equipment rentals decreased 330 basis points year-over-year, with 280 basis points of the margin decline due to an increase in depreciation expense as a percentage of revenue. The increase in depreciation expense included a $24 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense was largely flat with 2019, but increased as a percentage of revenue, primarily due to COVID-19. The impact of the gross margin decrease on net income margin was partially offset by lower year-over-year 1) income tax expense, 2) net interest expense and 3) SG&A expense as a percentage of revenue. The effective tax rate decreased 280 basis points year-over-year primarily due to the release of a valuation allowance on foreign tax credits that we now anticipate using, partially offset by reduced tax benefits from stock compensation. Interest expense, net decreased due to a debt redemption loss of $32 in the six months ended June 30, 2019, and decreases in average debt and the average cost of debt. SG&A expense as a percentage of revenue decreased primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries, net of reduced bonuses, as a percentage of revenue, which also reflects the impact of COVID-19.
The decrease in the adjusted EBITDA margin primarily reflects 1) lower margins from equipment rentals (excluding depreciation), sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) and service and other revenues and 2) a reduction in the proportion of revenues from higher margin (excluding depreciation) equipment rentals, partially offset by 3) the impact of decreased SG&A expenses. Equipment rentals gross margin (excluding depreciation) decreased primarily due to the negative impact of COVID-19 on equipment rental revenue, which led to certain operating costs that increased as a percentage of revenue. While such costs negatively impacted margins, a significant portion of our cash operating costs are variable in nature. Management of such costs in response to COVID-19 mitigated the negative impact of COVID-19. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) decreased primarily due to changes in pricing and the mix of equipment sold. The decreased gross margin from service and other revenues reflected the impact of COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs. SG&A expense as a percentage of revenue decreased primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries, net of reduced bonuses, as a percentage of revenue, which also reflects the impact of COVID-19.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Equipment rentals*	$1,642	$1,960	(16.2)%	$3,425	$3,755	(8.8)%
Sales of rental equipment	176	197	(10.7)%	384	389	(1.3)%
Sales of new equipment	53	60	(11.7)%	115	122	(5.7)%
Contractor supplies sales	23	27	(14.8)%	48	51	(5.9)%
Service and other revenues	45	46	(2.2)%	92	90	2.2%
Total revenues	$1,939	$2,290	(15.3)%	$4,064	$4,407	(7.8)%
*Equipment rentals variance components:
Year-over-year change in average OEC			(0.7)%			0.7%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			(13.6)%			(7.7)%
Contribution from ancillary and re-rent revenue (3)			(0.4)%			(0.3)%
Total change in equipment rentals			(16.2)%			(8.8)%
 ___________________
(1)Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.
(2)Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 2 to the condensed consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix.
(3)Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 2 for further detail), excluding owned equipment rental revenue.
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
For the three months ended June 30, 2020, total revenues of $1.939 billion decreased 15.3 percent compared with 2019. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the three months ended June 30, 2020). Equipment rentals decreased 16.2 percent. COVID-19 began to impact our operations in March, and, since then, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 13.6 percent, primarily due to the impact of COVID-19, which resulted in decreased rental volume in response to shelter-in-place orders and other market restrictions. Rental volume trends improved throughout the quarter, with rental volume at the end of June almost 14 percent above the April trough. Sales of rental equipment decreased 10.7 percent primarily due to reduced wholesale sales, which were impacted by COVID-19.
For the six months ended June 30, 2020, total revenues of $4.064 billion decreased 7.8 percent compared with 2019. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the six months ended June 30, 2020). Equipment rentals decreased 8.8 percent. COVID-19 began to impact our operations in March. Through February, equipment rentals were up slightly year-over-year. Since March, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 7.7 percent, primarily due to the impact of COVID-19 since March, when rental volume declined in response to shelter-in-place orders and other market restrictions. Rental volume trends improved throughout the second quarter, with rental volume at the end of June almost 14 percent above the April trough. Through February, fleet productivity was flat year-over-year and in line with expectations. Sales of rental equipment did not change materially year-over-year.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended June 30, 2020, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 23 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the five year period ended June 30, 2020, the general rentals' region with the lowest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 32.4 percent for the five year period ended June 30, 2020 was 23 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was less than the other general rentals' regions during this period primarily due to declines in the oil and gas business in the region. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended June 30, 2020
Equipment rentals	$1,255	$387	$1,642
Sales of rental equipment	158	18	176
Sales of new equipment	45	8	53
Contractor supplies sales	15	8	23
Service and other revenues	39	6	45
Total revenue	$1,512	$427	$1,939
Three Months Ended June 30, 2019
Equipment rentals	$1,527	$433	$1,960
Sales of rental equipment	180	17	197
Sales of new equipment	52	8	60
Contractor supplies sales	19	8	27
Service and other revenues	40	6	46
Total revenue	$1,818	$472	$2,290
Six Months Ended June 30, 2020
Equipment rentals	$2,649	$776	$3,425
Sales of rental equipment	348	36	384
Sales of new equipment	98	17	115
Contractor supplies sales	31	17	48
Service and other revenues	80	12	92
Total revenue	$3,206	$858	$4,064
Six Months Ended June 30, 2019
Equipment rentals	$2,950	$805	$3,755
Sales of rental equipment	358	31	389
Sales of new equipment	107	15	122
Contractor supplies sales	36	15	51
Service and other revenues	77	13	90
Total revenue	$3,528	$879	$4,407

Equipment rentals. For the three months ended June 30, 2020, equipment rentals of $1.642 billion decreased $318, or 16.2 percent, as compared to the same period in 2019. COVID-19 began to impact our operations in March, and, since then, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. Fleet productivity decreased 13.6 percent, primarily due to the impact of COVID-19, which resulted in decreased rental volume in response to shelter-in-place orders and other market restrictions. Rental volume trends improved throughout the quarter, with rental volume at the end of June almost 14 percent above the April trough. Equipment rentals represented 85 percent of total revenues for the three months ended June 30, 2020.

For the six months ended June 30, 2020, equipment rentals of $3.425 billion decreased $330, or 8.8 percent, as compared to the same period in 2019. COVID-19 began to impact our operations in March. Through February, equipment rentals were up slightly year-over-year. Since March, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 7.7 percent, primarily due to the impact of COVID-19 since March, when rental volume declined in response to shelter-in-place orders and other market restrictions. Rental volume trends improved throughout the second quarter, with rental volume at the end of June almost 14 percent above the April trough. Through February, fleet productivity was flat year-over-year and in line with expectations. Equipment rentals represented 84 percent of total revenues for the six months ended June 30, 2020.

For the three months ended June 30, 2020, general rentals equipment rentals decreased $272, or 17.8 percent, as compared to the same period in 2019, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have decreased year-over-year in response to shelter-in-place orders and other market restrictions. For the three months ended June 30, 2020, equipment rentals represented 83 percent of total revenues for the general rentals segment.

For the six months ended June 30, 2020, general rentals equipment rentals decreased $301, or 10.2 percent, as compared to the same period in 2019, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, when rental volume declined in response to shelter-in-place orders and other market restrictions. For the six months ended June 30, 2020, equipment rentals represented 83 percent of total revenues for the general rentals segment.

For the three months ended June 30, 2020, trench, power and fluid solutions equipment rentals decreased $46, or 10.6 percent, as compared to the same period in 2019, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have decreased year-over-year in response to shelter-in-place orders and other market restrictions. For the three months ended June 30, 2020, equipment rentals represented 91 percent of total revenues for the trench, power and fluid solutions segment.

For the six months ended June 30, 2020, trench, power and fluid solutions equipment rentals decreased $29, or 3.6 percent, as compared to the same period in 2019, primarily due to COVID-19, partially offset by a 6.9 percent increase in average OEC. As noted above, COVID-19 began to impact our operations in March, when rental volume declined in response to shelter-in-place orders and other market restrictions. For the six months ended June 30, 2020, equipment rentals represented 90 percent of total revenues for the trench, power and fluid solutions segment.
Sales of rental equipment. For the six months ended June 30, 2020, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2020, sales of rental equipment decreased 10.7 percent and 1.3 percent, respectively, from the same periods in 2019. The decrease for the three months ended June 30, 2020 was primarily due to reduced wholesale sales, which were impacted by COVID-19. For the six months ended June 30, 2020, sales of rental equipment did not change materially year-over-year.
Sales of new equipment. For the six months ended June 30, 2020, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2020, sales of new equipment decreased 11.7 percent and 5.7 percent, respectively, from the same periods in 2019 primarily due to the impact of COVID-19.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2020, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and six months ended June 30, 2020 decreased 14.8 percent and 5.9 percent, respectively, from the same periods in 2019 primarily due to the impact of COVID-19.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2020, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2020, service and other revenues did not change materially from the same periods in 2019.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended June 30, 2020
Equipment Rentals Gross Profit	$419	$181	$600
Equipment Rentals Gross Margin	33.4%	46.8%	36.5%
Three Months Ended June 30, 2019
Equipment Rentals Gross Profit	$593	$199	$792
Equipment Rentals Gross Margin	38.8%	46.0%	40.4%
Six Months Ended June 30, 2020
Equipment Rentals Gross Profit	$867	$343	$1,210
Equipment Rentals Gross Margin	32.7%	44.2%	35.3%
Six Months Ended June 30, 2019
Equipment Rentals Gross Profit	$1,094	$356	$1,450
Equipment Rentals Gross Margin	37.1%	44.2%	38.6%
General rentals. For the three months ended June 30, 2020, equipment rentals gross profit decreased by $174, and equipment rentals gross margin decreased 540 basis points, from 2019, with 440 basis points of the margin decline due to depreciation expense, which was largely flat with 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The remaining 100 basis point decline in equipment rentals gross margin was primarily due to the impact of COVID-19, mitigated by actions we have taken to manage costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services.
For the six months ended June 30, 2020, equipment rentals gross profit decreased by $227, and equipment rentals gross margin decreased 440 basis points, from 2019, with 350 basis points of the margin decline due to an increase in depreciation expense as a percentage of revenue. The increase in depreciation expense includes a $24 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense was largely flat with 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The remaining 90 basis point decline in equipment rentals gross margin was primarily due to the impact of COVID-19, mitigated by actions we have taken to manage costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services.
Trench, power and fluid solutions. For the three months ended June 30, 2020, equipment rentals gross profit decreased by $18 and equipment rentals gross margin increased by 80 basis points from 2019. The increase in the equipment rentals gross margin was primarily due to decreases in certain operating costs, including delivery, repairs and labor, partially offset by increases in depreciation expense and certain operating costs as a percentage of revenue. As noted above, we have reduced overtime and temporary labor primarily in response to the impact of COVID-19, and have leveraged our current capacity to reduce the need for third-party delivery and repair services. Depreciation expense was largely flat year-over-year, but increased as a percentage of revenue, primarily due to COVID-19.
For the six months ended June 30, 2020, equipment rentals gross profit decreased by $13, and equipment rentals gross margin was flat, year-over-year. The flat gross margin primarily reflected decreases in certain operating costs, including delivery and repairs, offset by increases in depreciation expense and certain operating costs as a percentage of revenue. As noted above, in response to the impact of COVID-19, we have leveraged our current capacity to reduce the need for third-party delivery and repair services. Depreciation expense was largely flat year-over-year, but increased as a percentage of revenue, primarily due to COVID-19.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Total gross margin	36.2%	39.8%	(360) bps	35.1%	37.9%	(280) bps
Equipment rentals	36.5%	40.4%	(390) bps	35.3%	38.6%	(330) bps
Sales of rental equipment	40.3%	41.1%	(80) bps	40.1%	38.0%	210 bps
Sales of new equipment	13.2%	15.0%	(180) bps	13.0%	13.9%	(90) bps
Contractor supplies sales	30.4%	29.6%	80 bps	29.2%	29.4%	(20) bps
Service and other revenues	35.6%	45.7%	(1,010) bps	38.0%	46.7%	(870) bps
For the three months ended June 30, 2020, total gross margin decreased 360 basis points from the same period in 2019. Equipment rentals gross margin decreased 390 basis points year-over-year, with 370 basis points of the margin decline due to depreciation expense, which was largely flat with 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The remaining 20 basis point decline in equipment rentals gross margin was primarily due to the impact of COVID-19, mitigated by actions we have taken to manage costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability and, to varying degrees, the impact of COVID-19, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended June 30, 2020). Gross margin from service and other revenues was particularly impacted by COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs.
For the six months ended June 30, 2020, total gross margin decreased 280 basis points from the same period in 2019. Equipment rentals gross margin decreased 330 basis points year-over-year, with 280 basis points of the margin decline due to increased depreciation expense. The increase in depreciation expense included a $24 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense was largely flat with 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The remaining 50 basis point decline in equipment rentals gross margin was primarily due to the impact of COVID-19, mitigated by actions we have taken to manage costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services. Gross margin from sales of rental equipment increased 210 basis points from the same period in 2019 primarily due to lower margin sales of fleet acquired in the BlueLine acquisition in 2019. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability and, to varying degrees, the impact of COVID-19, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the six months ended June 30, 2020). Gross margin from service and other revenues was particularly impacted by COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs.
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Selling, general and administrative ("SG&A") expense	$222	$271	(18.1)%	$489	$551	(11.3)%
SG&A expense as a percentage of revenue	11.4%	11.8%	(40) bps	12.0%	12.5%	(50) bps
Merger related costs	—	—	—%	—	1	(100.0)%
Restructuring charge	3	6	(50.0)%	5	14	(64.3)%
Non-rental depreciation and amortization	95	105	(9.5)%	195	209	(6.7)%
Interest expense, net	130	180	(27.8)%	266	331	(19.6)%
Other income, net	—	(2)	(100.0)%	(4)	(5)	(20.0)%
Provision for income taxes	39	81	(51.9)%	92	126	(27.0)%
Effective tax rate	15.5%	23.1%	(760) bps	19.3%	22.1%	(280) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and six months ended June 30, 2020 decreased from the same periods in 2019 primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries, net of reduced bonuses, as a percentage of revenue, which also reflects the impact of COVID-19.
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
Interest expense, net for the three and six months ended June 30, 2020 decreased 27.8 percent and 19.6 percent year-over-year, respectively. Interest expense, net for the three and six months ended June 30, 2019 included a loss of $32 primarily associated with the full redemption of our 5 3/4 percent Senior Notes. Excluding the impact of this loss, interest expense, net for the three and six months ended June 30, 2020 decreased by 12.2 percent and 11.0 percent year-over-year, respectively, primarily due to decreases in average debt and the average cost of debt.
The differences between the 2020 and 2019 effective tax rates and the federal statutory rate of 21 percent primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, certain deductible and nondeductible charges, and the 2020 release of a valuation allowance on foreign tax credits that we now anticipate using.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the three and six months ended June 30, 2020, and is not expected to impact our effective tax rate in 2020, although it will impact the timing of cash payments for taxes. As of June 30, 2020, we have deferred employer payroll taxes of $19 under the

CARES Act, with approximately half of the deferral due in each of 2021 and 2022. We may defer additional future employer payroll taxes under the CARES Act.
Balance sheet. Accounts receivable, net decreased by $304, or 19.9 percent, from December 31, 2019 to June 30, 2020, primarily due to reduced revenue, which reflected the impact of both COVID-19 and seasonality. Accounts payable decreased by $138, or 30.4 percent, from December 31, 2019 to June 30, 2020, primarily due to decreased capital expenditures, largely in response to COVID-19.

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
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2020, we had cash and cash equivalents of $127. Cash equivalents at June 30, 2020 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2020:

ABL facility:
Borrowing capacity, net of letters of credit	$3,640
Outstanding debt, net of debt issuance costs (1)	47
Interest rate at June 30, 2020	1.6%
Average month-end principal amount of debt outstanding (1)	765
Weighted-average interest rate on average debt outstanding	2.4%
Maximum month-end principal amount of debt outstanding (1)	1,494
Accounts receivable securitization facility (2):
Borrowing capacity	56
Outstanding debt, net of debt issuance costs	743
Interest rate at June 30, 2020	1.6%
Average month-end principal amount of debt outstanding	784
Weighted-average interest rate on average debt outstanding	2.0%
Maximum month-end principal amount of debt outstanding	811
 ___________________
(1)The outstanding amount of debt under the ABL facility and the average outstanding amount are less than the maximum outstanding amount primarily due to the use of proceeds (i) from the issuance of 4 percent Senior Notes discussed in note 6 to the condensed consolidated financial statements and (ii) from operations to reduce borrowings under the facility. At the time of the 4 percent Senior Notes offering, we indicated our expectation that we would re-borrow an amount equal to the net proceeds from the offering, along with additional borrowings under the ABL facility, to redeem the $800 principal amount of our 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to issuing any redemption notice for the 5 1/2 percent Senior Notes due 2025, we considered the impact of COVID-19 on liquidity, and assessed our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In July 2020, we issued a redemption notice for the 5 1/2 percent Senior Notes due 2025, and the redemption is expected to occur in August 2020.
(2)As discussed in note 6 to the condensed consolidated financial statements, in April 2020, we amended the accounts receivable securitization facility to adjust, on a temporary basis, the financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The adjustments to these tests were intended to make compliance with such tests more likely for the calendar months ending April 30, 2020 and May 31, 2020, and we were in compliance with such tests for these months. In June 2020, the accounts receivable securitization facility was further amended to (a) extend the maturity date, which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility, to June 25, 2021, (b) reduce the size of the facility from $975 to $800 and (c) adjust, for the calendar months ending on or after June 30, 2020, the financial tests (including the method of calculation) relating to (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 27, 2020 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of June 30, 2020, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding (as noted above, in April 2020 and in June 2020, we amended the accounts receivable securitization facility to adjust these financial tests). The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2020, we (i) generated cash from operating activities of $1.461 billion and (ii) generated cash from the sale of rental and non-rental equipment of $404. We used cash during this period principally to (i) purchase rental and non-rental equipment of $455, (ii) make debt payments, net of proceeds, of $1.060 billion and (ii) purchase shares of our common stock for $276. During the six months ended June 30, 2019, we (i) generated cash from operating activities of $1.590 billion and (ii) generated cash from the sale of rental and non-rental equipment of $404. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.226 billion, (ii) purchase other companies for $195, (iii) make debt payments, net of proceeds, of $89 and (iv) purchase shares of our common stock for $454.
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

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$1,461	$1,590
Purchases of rental equipment	(353)	(1,129)
Purchases of non-rental equipment	(102)	(97)
Proceeds from sales of rental equipment	384	389
Proceeds from sales of non-rental equipment	20	15
Insurance proceeds from damaged equipment	13	12
Free cash flow	$1,423	$780
Free cash flow for the six months ended June 30, 2020 was $1.423 billion, an increase of $643 as compared to $780 for the six months ended June 30, 2019. Free cash flow increased primarily due to decreased net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by reduced net cash provided by operating activities. Net rental capital expenditures decreased $771, or 104 percent, year-over-year.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of June 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Debt and finance leases (1)	$30	$809	$41	$31	$871	$8,716	$10,498
Interest due on debt (2)	225	441	434	433	420	1,110	3,063
Operating leases (1)	105	192	158	124	90	132	801
Service agreements (3)	7	15	32	—	—	—	54
Purchase obligations (4)	511	10	—	—	—	—	521
Transition tax on unremitted foreign earnings and profits (5)	—	—	—	—	—	5	5
Total (6)	$878	$1,467	$665	$588	$1,381	$9,963	$14,942
_________________
(1) The payments due with respect to a period represent (i) in the case of debt and finance leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the payments due in such period for non-cancelable operating leases with initial or remaining terms of one year or more. See note 6 to the condensed consolidated financial statements for further debt information, and note 7 for further finance lease and operating lease information. As discussed in note 6, we have given notice of our intention to redeem the remaining $800 principal amount of our 5 1/2 percent Senior Notes due 2025 in August 2020 using borrowings available under our ABL facility. The 5 1/2 percent Senior Notes due 2025 are reflected in the table above using the 2024 maturity date of the ABL facility.
(2) Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of June 30, 2020. As discussed above, in August 2020, we expect to redeem the remaining $800 principal amount of our 5 1/2 percent Senior Notes due 2025 using borrowings available under our ABL facility. Interest on the 5 1/2 percent Senior Notes due 2025 is reflected in the table above using the interest rate on the ABL facility and the 2024 maturity date of the ABL facility.
(3) These primarily represent service agreements with third parties to provide wireless and network services.
(4) As of June 30, 2020, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days' notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are primarily expected to be completed throughout 2020. As of December 31, 2019, we had $1.552 billion of outstanding purchase orders, which we could generally cancel with 30 days' notice and without cancellation penalties. In 2020, due primarily to COVID-19, we canceled a significant portion of our purchase orders. We will make future purchase order determinations based on our continuing assessment of the impact of COVID-19.
(5) The Tax Cuts and Jobs Act, which was enacted in December 2017, included a transition tax on unremitted foreign earnings and profits. We have elected to pay the transition tax amount payable of $55 over an eight-year period. The amount that we expect to pay as reflected in the table above represents the total we owe, net of an overpayment of federal taxes, which we are required to apply to the transition tax.
(6) This information excludes $12 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities. Additionally, we are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” Our self-insurance reserves totaled $122 at June 30, 2020. Self-

insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement because historical trends are not necessarily predictive of the future, and, accordingly, are not included in the table above.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of June 30, 2020, we had an aggregate of $1.8 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of June 30, 2020 under these facilities. As of June 30, 2020, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $14 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2020, we had an aggregate of $8.6 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2020 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the six months ended June 30, 2020, our foreign subsidiaries accounted for $336, or 8 percent, of our total revenue of $4.064 billion, and $14, or 3 percent, of our total pretax income of $477. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 4.Controls and Procedures
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under note 8 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2019 Form 10-K and first quarter 2020 Form 10-Q, which risk factors are incorporated herein by reference. You should carefully consider the risk factors in our 2019 Form 10-K and first quarter 2020 Form 10-Q in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2020 to April 30, 2020	1,262	(1)	$93.65		—
May 1, 2020 to May 31, 2020	876	(1)	$123.94		—
June 1, 2020 to June 30, 2020	558	(1)	$146.43		—
Total	2,696		$114.42	—	$243,081,785
(1)All shares purchased were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 28, 2020, our Board authorized a $500 million share repurchase program, which commenced in the first quarter of 2020. The program was paused on March 18, 2020 due to the COVID-19 pandemic. We are currently unable to estimate when, or if, the program will be restarted, and we expect to provide an update at a future date.

Item 6.Exhibits

2(a)
Agreement and Plan of Merger, dated as of June 30, 2018, by and among United Rentals, Inc., UR Merger Sub IV Corporation and BakerCorp International Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)

2(b)
Agreement and Plan of Merger, dated as of September 10, 2018, by and among United Rentals, Inc., UR Merger Sub V Corporation, Vander Holding Corporation and Platinum Equity Advisors, LLC, solely in its capacity as the initial Holder Representative thereunder (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 10, 2018)

3(a)
Fifth Amended and Restated Certificate of Incorporation of United Rentals, Inc., dated May 7, 2020 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 8, 2020)

3(b)
Amended and Restated By-Laws of United Rentals, Inc., amended as of May 7, 2020 (incorporated by reference to Exhibit 3.3 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 8, 2020)

3(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

3(d)
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10(a)
Amendment No. 11 to Third Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2020, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank (successor by merger to SunTrust Bank), MUFG Bank, Ltd. (formerly known as the Bank of Tokyo-Mitsubishi UFJ, Ltd.) and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10 of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10(b)
Amendment No. 12 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 7 to Third Amended and Restated Purchase and Contribution Agreement, dated as of June 26, 2020, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank, National Association, MUFG Bank, Ltd., and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 26, 2020)

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

UNITED RENTALS, INC.

Dated:	July 29, 2020	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 29, 2020	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer