Form 10-Q
period 2020-09-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2020-10-28
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of October 26, 2020, there were 72,136,631 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	6

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	6

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	8

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	9

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	11

	Notes to Unaudited Condensed Consolidated Financial Statements	12

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4	Controls and Procedures	55

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	56

Item 1A	Risk Factors	56

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6	Exhibits	57

	Signatures	58

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
•our significant indebtedness (which totaled $10.1 billion at September 30, 2020) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•inability to access the capital that our businesses or growth plans may require (including as a result of uncertainty in capital or other financial markets due to COVID-19);
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$174	$52
Accounts receivable, net of allowance for doubtful accounts of $114 at September 30, 2020 and $103 at December 31, 2019	1,324	1,530
Inventory	108	120
Prepaid expenses and other assets	122	140
Total current assets	1,728	1,842
Rental equipment, net	9,041	9,787
Property and equipment, net	598	604
Goodwill	5,147	5,154
Other intangible assets, net	701	895
Operating lease right-of-use assets	663	669
Other long-term assets	30	19
Total assets	$17,908	$18,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$700	$997
Accounts payable	541	454
Accrued expenses and other liabilities	675	747
Total current liabilities	1,916	2,198
Long-term debt	9,351	10,431
Deferred taxes	1,818	1,887
Operating lease liabilities	524	533
Other long-term liabilities	138	91
Total liabilities	13,747	15,140
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,145,755 and 72,132,246 shares issued and outstanding, respectively, at September 30, 2020 and 113,825,667 and 74,362,195 shares issued and outstanding, respectively, at December 31, 2019	1	1
Additional paid-in capital	2,463	2,440
Retained earnings	5,868	5,275
Treasury stock at cost—42,013,509 and 39,463,472 shares at September 30, 2020 and December 31, 2019, respectively	(3,957)	(3,700)
Accumulated other comprehensive loss	(214)	(186)
Total stockholders’ equity	4,161	3,830
Total liabilities and stockholders’ equity	$17,908	$18,970
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Equipment rentals	$1,861	$2,147	$5,286	$5,902
Sales of rental equipment	199	198	583	587
Sales of new equipment	54	67	169	189
Contractor supplies sales	25	27	73	78
Service and other revenues	48	49	140	139
Total revenues	2,187	2,488	6,251	6,895
Cost of revenues:
Cost of equipment rentals, excluding depreciation	689	813	2,083	2,324
Depreciation of rental equipment	395	417	1,216	1,211
Cost of rental equipment sales	123	122	353	363
Cost of new equipment sales	47	58	147	163
Cost of contractor supplies sales	18	18	52	54
Cost of service and other revenues	29	27	86	75
Total cost of revenues	1,301	1,455	3,937	4,190
Gross profit	886	1,033	2,314	2,705
Selling, general and administrative expenses	232	273	721	824
Merger related costs	—	—	—	1
Restructuring charge	6	2	11	16
Non-rental depreciation and amortization	97	102	292	311
Operating income	551	656	1,290	1,553
Interest expense, net	278	147	544	478
Other income, net	(2)	(1)	(6)	(6)
Income before provision for income taxes	275	510	752	1,081
Provision for income taxes	67	119	159	245
Net income	$208	$391	$593	$836
Basic earnings per share	$2.88	$5.10	$8.14	$10.70
Diluted earnings per share	$2.87	$5.08	$8.12	$10.66
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$208	$391	$593	$836
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	32	(23)	(26)	19
Fixed price diesel swaps	1	—	(2)	1
Other comprehensive income (loss)	33	(23)	(28)	20
Comprehensive income (1)	$241	$368	$565	$856
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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended September 30, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at June 30, 2020	72	$1	$2,450	$5,660	42	$(3,957)	$(247)
Net income				208
Foreign currency translation adjustments							32
Fixed price diesel swaps							1
Stock compensation expense, net	—		18
Shares repurchased and retired			(5)
Balance at September 30, 2020	72	$1	$2,463	$5,868	42	$(3,957)	$(214)

	Three Months Ended September 30, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at June 30, 2019	77	$1	$2,415	$4,546	36	$(3,290)	$(194)
Net income				391
Foreign currency translation adjustments							(23)
Stock compensation expense, net	1		14
Repurchase of common stock	(2)				2	(210)
Balance at September 30, 2019	76	$1	$2,429	$4,937	38	$(3,500)	$(217)

	Nine Months Ended September 30, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				593
Foreign currency translation adjustments							(26)
Fixed price diesel swaps							(2)
Stock compensation expense, net	1		46
Exercise of common stock options			1
Shares repurchased and retired			(24)
Repurchase of common stock	(3)				3	(257)
Balance at September 30, 2020	72	$1	$2,463	$5,868	42	$(3,957)	$(214)

	Nine Months Ended September 30, 2019
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				836
Foreign currency translation adjustments							19
Fixed price diesel swaps							1
Stock compensation expense, net	1		45
Exercise of common stock options			10
Shares repurchased and retired			(34)
Repurchase of common stock	(5)				5	(630)
Balance at September 30, 2019	76	$1	$2,429	$4,937	38	$(3,500)	$(217)

(1)Common stock outstanding decreased by approximately 6 million net shares during the year ended December 31, 2019.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$593	$836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,508	1,522
Amortization of deferred financing costs and original issue discounts	11	11
Gain on sales of rental equipment	(230)	(224)
Gain on sales of non-rental equipment	(5)	(3)
Insurance proceeds from damaged equipment	(34)	(18)
Stock compensation expense, net	46	45
Merger related costs	—	1
Restructuring charge	11	16
Loss on repurchase/redemption of debt securities and amendment of ABL facility	159	32
(Decrease) increase in deferred taxes	(66)	117
Changes in operating assets and liabilities, net of amounts acquired:
Decrease (increase) in accounts receivable	202	(30)
Decrease (increase) in inventory	12	(17)
Decrease (increase) in prepaid expenses and other assets	30	(21)
Increase in accounts payable	88	301
(Decrease) increase in accrued expenses and other liabilities	(37)	14
Net cash provided by operating activities	2,288	2,582
Cash Flows From Investing Activities:
Purchases of rental equipment	(785)	(1,974)
Purchases of non-rental equipment	(145)	(157)
Proceeds from sales of rental equipment	583	587
Proceeds from sales of non-rental equipment	31	26
Insurance proceeds from damaged equipment	34	18
Purchases of other companies, net of cash acquired	(2)	(247)
Purchases of investments	(2)	(2)
Net cash used in investing activities	(286)	(1,749)
Cash Flows From Financing Activities:
Proceeds from debt	7,251	6,125
Payments of debt	(8,829)	(6,269)
Proceeds from the exercise of common stock options	1	10
Common stock repurchased	(281)	(664)
Payments of financing costs	(23)	(18)
Net cash used in financing activities	(1,881)	(816)
Effect of foreign exchange rates	1	—
Net increase in cash and cash equivalents	122	17
Cash and cash equivalents at beginning of period	52	43
Cash and cash equivalents at end of period	$174	$60
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$239	$96
Cash paid for interest	438	480
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

COVID-19
The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals and on the global economy, is uncertain. While visibility into future economic conditions remains limited, based on increased insight into near-term indicators, we reintroduced full-year 2020 guidance in July 2020, after having withdrawn it in April 2020. In October 2020, after reporting third quarter results, we raised our full-year 2020 guidance. The health and safety of our employees and customers remains our top priority, and we have also engaged in extensive contingency planning to manage the business impact of the pandemic.
Prior to mid-March 2020, our results were largely in line with expectations. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Accounting Pronouncements
Simplifying the Test for Goodwill Impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued guidance intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We will adopt this guidance for the goodwill impairment test that we will conduct as of October 1, 2020, and do not expect the adoption of the guidance to have a significant impact on our financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We will adopt this guidance when it becomes effective, in the first quarter of 2021, and the impact on our financial statements is not expected to be material.
Guidance Adopted in 2020
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that requires companies to present certain financial assets net of the amount expected to be collected. Trade receivables (as noted below, excluding receivables arising from operating lease revenues) are the only material financial asset we have that is impacted by this guidance. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. This guidance does not apply to receivables arising from operating lease revenues. As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 78 percent of our total revenues for the nine months ended September 30, 2020). We adopted this guidance in the first quarter of 2020, and the impact of adoption on our financial statements was not material. See note 2 (see "Receivables and contract assets and liabilities") for further discussion of our receivables.
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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$1,572	$—	$1,572	$1,831	$—	$1,831
Re-rent revenue	41	—	41	41	—	41
Ancillary and other rental revenues:
Delivery and pick-up	—	138	138	—	156	156
Other	84	26	110	95	24	119
Total ancillary and other rental revenues	84	164	248	95	180	275
Total equipment rentals	1,697	164	1,861	1,967	180	2,147
Sales of rental equipment	—	199	199	—	198	198
Sales of new equipment	—	54	54	—	67	67
Contractor supplies sales	—	25	25	—	27	27
Service and other revenues	—	48	48	—	49	49
Total revenues	$1,697	$490	$2,187	$1,967	$521	$2,488

	Nine Months Ended September 30,
		2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$4,498	$—	$4,498	$5,029	$—	$5,029
Re-rent revenue	104	—	104	113	—	113
Ancillary and other rental revenues:
Delivery and pick-up	—	370	370	—	418	418
Other	243	71	314	262	80	342
Total ancillary and other rental revenues	243	441	684	262	498	760
Total equipment rentals	4,845	441	5,286	5,404	498	5,902
Sales of rental equipment	—	583	583	—	587	587
Sales of new equipment	—	169	169	—	189	189
Contractor supplies sales	—	73	73	—	78	78
Service and other revenues	—	140	140	—	139	139
Total revenues	$4,845	$1,406	$6,251	$5,404	$1,491	$6,895
Revenues by reportable segment and geographical market are presented in notes 3 and 10 of the condensed consolidated financial statements, respectively, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2020, 78 percent and 92 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in notes 3 and 10, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 72 percent of total revenues for the nine months ended September 30, 2020) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $57 and $55 as of September 30, 2020 and December 31, 2019, respectively.
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

Receivables and contract assets and liabilities

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 78 percent of our total revenues for the nine months ended September 30, 2020). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the nine months ended September 30, 2020, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at September 30, 2020 and December 31, 2019. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
In the first quarter of 2020, we adopted accounting guidance that requires companies to present certain financial assets net of the amount expected to be collected. This guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of September 30, 2020 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Trade receivables are the only material financial asset we have that is impacted by this guidance, which does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 78 percent of our total revenues for the nine months ended September 30, 2020, and these revenues account for corresponding portions of the $1.324 billion of net accounts receivable and the associated allowance for doubtful accounts of $114 reported on our condensed consolidated balance sheet as of September 30, 2020). During the three and nine months ended September 30, 2020, we recognized total bad debt expenses for our non-lease trade receivables, within selling, general and administrative expenses on our condensed consolidated statement of income, of $2 and $8, respectively, associated with our allowance for doubtful accounts. Adoption of this guidance did not materially impact 1) net accounts receivable or the associated allowance for doubtful accounts as reported on our condensed consolidated balance sheet as of September 30, 2020 or 2) total bad debt expenses recognized associated with our allowance for doubtful accounts for the three and nine months ended September 30, 2020.
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

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Beginning balance	$108	$107	$103	$93
Acquired	—	—	—	1
Charged to costs and expenses (1)	2	1	8	6
Charged to revenue (2)	12	5	22	27
Deductions (3)	(8)	(10)	(19)	(24)
Ending balance	$114	$103	$114	$103

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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three and nine months ended September 30, 2020 or 2019 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and nine months ended September 30, 2020 and 2019 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2020.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2020
Equipment rentals	$1,391	$470	$1,861
Sales of rental equipment	182	17	199
Sales of new equipment	47	7	54
Contractor supplies sales	17	8	25
Service and other revenues	42	6	48
Total revenue	1,679	508	2,187
Depreciation and amortization expense	402	90	492
Equipment rentals gross profit	543	234	777
Three Months Ended September 30, 2019
Equipment rentals	$1,642	$505	$2,147
Sales of rental equipment	183	15	198
Sales of new equipment	60	7	67
Contractor supplies sales	17	10	27
Service and other revenues	42	7	49
Total revenue	1,944	544	2,488
Depreciation and amortization expense	426	93	519
Equipment rentals gross profit	671	246	917
Nine Months Ended September 30, 2020
Equipment rentals	$4,040	$1,246	$5,286
Sales of rental equipment	530	53	583
Sales of new equipment	145	24	169
Contractor supplies sales	48	25	73
Service and other revenues	122	18	140
Total revenue	4,885	1,366	6,251
Depreciation and amortization expense	1,240	268	1,508
Equipment rentals gross profit	1,410	577	1,987
Capital expenditures	771	159	930
Nine Months Ended September 30, 2019
Equipment rentals	$4,592	$1,310	$5,902
Sales of rental equipment	541	46	587
Sales of new equipment	167	22	189
Contractor supplies sales	53	25	78
Service and other revenues	119	20	139
Total revenue	5,472	1,423	6,895
Depreciation and amortization expense	1,254	268	1,522
Equipment rentals gross profit	1,765	602	2,367
Capital expenditures	1,800	331	2,131

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2020	December 31, 2019
Total reportable segment assets
General rentals	$15,039	$16,036
Trench, power and fluid solutions	2,869	2,934
Total assets	$17,908	$18,970
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total equipment rentals gross profit	$777	$917	$1,987	$2,367
Gross profit from other lines of business	109	116	327	338
Selling, general and administrative expenses	(232)	(273)	(721)	(824)
Merger related costs	—	—	—	(1)
Restructuring charge	(6)	(2)	(11)	(16)
Non-rental depreciation and amortization	(97)	(102)	(292)	(311)
Interest expense, net	(278)	(147)	(544)	(478)
Other income, net	2	1	6	6
Income before provision for income taxes	$275	$510	$752	$1,081

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Restructuring and Asset Impairment Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed five restructuring programs and have incurred total restructuring charges of $344.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of September 30, 2020, the total liability associated with the closed restructuring programs was $15.
2020-2021 Cost Savings Restructuring Program
In the fourth quarter of 2019, we initiated a restructuring program associated with the consolidation of certain common functions, the relocation of our shared-service facilities and certain other cost reduction measures. We expect to complete the restructuring program in the first half of 2021. The total costs expected to be incurred in connection with the program are not currently estimable, as we are still identifying the actions that will be undertaken. As of September 30, 2020, we have not recognized material costs under this program, and the liability balance associated with the program is not material.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three and nine months ended September 30, 2020, we recorded asset impairment charges of $10 and $36, respectively, primarily in our general rentals segment. The asset impairment charges, which were not related to COVID-19, are primarily reflected in depreciation of rental equipment in our condensed consolidated statements of income and principally relate to the discontinuation of certain equipment programs. There were no material asset impairment charges during the three and nine months ended September 30, 2019.

5. Fair Value Measurements
As of September 30, 2020 and December 31, 2019, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of September 30, 2020 and December 31, 2019. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2020 and December 31, 2019 have been calculated based upon available market information, and were as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,705	$8,113	$7,755	$8,176
6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	September 30, 2020	December 31, 2019
Accounts Receivable Securitization Facility expiring 2021 (1) (2)	$634	$929
$3.75 billion ABL Facility expiring 2024 (1) (3)	598	1,638
Term loan facility expiring 2025 (1)	973	979
5 1/2 percent Senior Notes due 2025 (4)	—	795
4 5/8 percent Senior Notes due 2025 (5)	743	742
5 7/8 percent Senior Notes due 2026	999	999
6 1/2 percent Senior Notes due 2026 (6)	—	1,089
5 1/2 percent Senior Notes due 2027	993	992
3 7/8 percent Senior Secured Notes due 2027	742	741
4 7/8 percent Senior Notes due 2028 (7)	1,654	1,652
4 7/8 percent Senior Notes due 2028 (7)	4	4
5 1/4 percent Senior Notes due 2030	742	741
4 percent Senior Notes due 2030 (8)	741	—
3 7/8 percent Senior Notes due 2031 (9)	1,087	—
Finance leases	141	127
Total debt	10,051	11,428
Less short-term portion (10)	(700)	(997)
Total long-term debt	$9,351	$10,431
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the nine months ended September 30, 2020. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$3,091	$165	$—
Letters of credit	52
Interest rate at September 30, 2020	1.4%	1.5%	1.9%
Average month-end debt outstanding	730	671	984
Weighted-average interest rate on average debt outstanding	2.1%	1.9%	2.4%
Maximum month-end debt outstanding	1,494	811	988
(2)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2020, there were $873 of receivables, net of applicable reserves and other deductions, in the collateral pool. In April 2020, we amended the accounts receivable securitization facility to adjust, on a temporary basis, the financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The adjustments to these tests were intended to make compliance with such tests more likely for the calendar months ending April 30, 2020 and May 31, 2020, and we were in compliance with such tests for these months. In June 2020, the accounts receivable securitization facility was further amended to (a) extend the maturity date, which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility, to June 25, 2021, (b) reduce the size of the facility from $975 to $800 and (c) adjust, for the calendar months ending on or after June 30, 2020, the financial tests (including the method of calculation) relating to (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
(3)The decrease in the outstanding debt under the ABL facility since December 31, 2019 primarily reflects the use of proceeds from operations to reduce borrowings under the ABL facility.
(4)At the time of the offering of the 4 percent Senior Notes due 2030 (the “4 percent Notes”) discussed below, we indicated our expectation that we would re-borrow an amount equal to the net proceeds from the offering, along with additional borrowings under the ABL facility, to redeem URNA's 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to redeeming the 5 1/2 percent Senior Notes due 2025, we considered the impact of COVID-19 on liquidity, and assessed our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In August 2020, URNA redeemed all of its 5 1/2 percent Senior Notes due 2025. Upon redemption, we recognized a loss of $27 in interest expense, net, reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
(5)In October 2020, URNA redeemed all of its 4 5/8 percent Senior Notes due 2025, using borrowings available under our ABL facility. Upon redemption, we recognized a loss of $24 in interest expense, net, reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
(6)In August 2020, URNA redeemed all of its 6 1/2 percent Senior Notes. Upon redemption, we recognized a loss of $132 in interest expense, net, reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
(7)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.
(8)In February 2020, URNA issued $750 aggregate principal amount of 4 percent Notes which are due July 15, 2030. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 4 percent Notes may be redeemed on or after July 15, 2025, at specified redemption prices that range from 102.000 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to July 15, 2023, up to 40 percent of the aggregate principal amount of the 4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 104.000 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
(9)In August 2020, URNA issued $1.100 billion aggregate principal amount of 3 7/8 percent Senior Notes (the “3 7/8 percent Notes”) which are due February 15, 2031. The net proceeds from the issuance were approximately $1.087 billion (after deducting offering expenses). The 3 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 3 7/8 percent Notes may be redeemed on or after August 15, 2025, at specified redemption prices that range from 101.938 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to August 15, 2023, up to 40 percent of the aggregate principal amount of the 3 7/8 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 103.875 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 3 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 3 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 3 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
(10)As of September 30, 2020, our short-term debt primarily reflects $634 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of September 30, 2020, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
7. Leases
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such lease revenue represented 78 percent of our total revenues for the nine months ended September 30, 2020). See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019.

	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$663	$669
Finance lease assets	Rental equipment	297	286
	Less accumulated depreciation	(87)	(89)
	Rental equipment, net	210	197
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	19	18
	Less accumulated depreciation and amortization	(11)	(15)
	Property and equipment, net	16	11
Total leased assets		889	877
Liabilities
Current
Operating	Accrued expenses and other liabilities	178	178
Finance	Short-term debt and current maturities of long-term debt	56	58
Long-term
Operating	Operating lease liabilities	524	533
Finance	Long-term debt	85	69
Total lease liabilities		$843	$838

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Lease cost	Classification	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$95	$95	$273	$270
	Selling, general and administrative expenses	2	3	8	8
	Restructuring charge	1	1	3	14
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	8	7	23	21
	Non-rental depreciation and amortization	—	1	1	2
Interest on lease liabilities	Interest expense, net	3	2	9	5
Sublease income (2)		(41)	(42)	(105)	(114)
Net lease cost		$68	$67	$212	$206
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation includes $32 and $40 for the three months ended, September 30, 2020 and 2019, respectively, and $90 and $103 for the nine months ended September 30, 2020 and 2019, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of September 30, 2020)	Operating leases (1)	Finance leases (2)
2020	$53	$15
2021	201	65
2022	168	36
2023	134	25
2024	100	4
Thereafter	145	5
Total	801	150
Less amount representing interest	(99)	(9)
Present value of lease liabilities	$702	$141
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of September 30, 2020. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8	4.8
Finance leases	2.9	3.2
Weighted-average discount rate
Operating leases	4.4%	4.7%
Finance leases	3.6%	4.0%

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Other information	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$156	$151
Operating cash flows from finance leases	9	5
Financing cash flows from finance leases	39	35
Leased assets obtained in exchange for new operating lease liabilities	135	147
Leased assets obtained in exchange for new finance lease liabilities	$54	$36
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income available to common stockholders	$208	$391	593	836
Denominator:
Denominator for basic earnings per share—weighted-average common shares	72,190	76,699	72,795	78,111
Effect of dilutive securities:
Employee stock options	9	30	12	144
Restricted stock units	243	128	193	186
Denominator for diluted earnings per share—adjusted weighted-average common shares	72,442	76,857	73,000	78,441
Basic earnings per share	$2.88	$5.10	$8.14	$10.70
Diluted earnings per share	$2.87	$5.08	$8.12	$10.66

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
Covenants in the ABL, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Parent and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of September 30, 2020, the amount available for distribution under the most restrictive of these covenants was $915. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Parent. As of September 30, 2020, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Parent, was $3.774 billion.
The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$26	$—	$148	$—	$—	$174
Accounts receivable, net	—	—	—	140	1,184	—	1,324
Intercompany receivable (payable)	2,859	(2,774)	(89)	3	1	—	—
Inventory	—	97	—	11	—	—	108
Prepaid expenses and other assets	—	121	—	1	—	—	122
Total current assets	2,859	(2,530)	(89)	303	1,185	—	1,728
Rental equipment, net	—	8,312	—	729	—	—	9,041
Property and equipment, net	104	393	55	46	—	—	598
Investments in subsidiaries	1,206	1,776	1,076	—	—	(4,058)	—
Goodwill	—	4,757	—	390	—	—	5,147
Other intangible assets, net	—	655	—	46	—	—	701
Operating lease right-of-use assets	—	183	413	67	—	—	663
Other long-term assets	13	16	—	1	—	—	30
Total assets	$4,182	$13,562	$1,455	$1,582	$1,185	$(4,058)	$17,908
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$—	$63	$—	$3	$634	$—	$700
Accounts payable	—	483	—	58	—	—	541
Accrued expenses and other liabilities	—	502	124	49	—	—	675
Total current liabilities	—	1,048	124	110	634	—	1,916
Long-term debt	—	9,332	6	13	—	—	9,351
Deferred taxes	21	1,697	—	100	—	—	1,818
Operating lease liabilities	—	141	328	55	—	—	524
Other long-term liabilities	—	138	—	—	—	—	138
Total liabilities	21	12,356	458	278	634	—	13,747
Total stockholders’ equity (deficit)	4,161	1,206	997	1,304	551	(4,058)	4,161
Total liabilities and stockholders’ equity (deficit)	$4,182	$13,562	$1,455	$1,582	$1,185	$(4,058)	$17,908

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,705	$—	$156	$—	$—	$1,861
Sales of rental equipment	—	181	—	18	—	—	199
Sales of new equipment	—	47	—	7	—	—	54
Contractor supplies sales	—	22	—	3	—	—	25
Service and other revenues	—	42	—	6	—	—	48
Total revenues	—	1,997	—	190	—	—	2,187
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	641	—	48	—	—	689
Depreciation of rental equipment	—	363	—	32	—	—	395
Cost of rental equipment sales	—	114	—	9	—	—	123
Cost of new equipment sales	—	41	—	6	—	—	47
Cost of contractor supplies sales	—	16	—	2	—	—	18
Cost of service and other revenues	—	25	—	4	—	—	29
Total cost of revenues	—	1,200	—	101	—	—	1,301
Gross profit	—	797	—	89	—	—	886
Selling, general and administrative expenses	(9)	205	—	23	11	2	232
Restructuring charge	—	6	—	—	—	—	6
Non-rental depreciation and amortization	9	81	—	7	—	—	97
Operating income (loss)	—	505	—	59	(11)	(2)	551
Interest (income) expense, net	(10)	285	—	—	3	—	278
Other (income) expense, net	(178)	205	—	13	(40)	(2)	(2)
Income before provision (benefit) for income taxes	188	15	—	46	26	—	275
Provision (benefit) for income taxes	51	(4)	—	13	7	—	67
Income before equity in net earnings (loss) of subsidiaries	137	19	—	33	19	—	208
Equity in net earnings (loss) of subsidiaries	71	52	30	—	—	(153)	—
Net income (loss)	208	71	30	33	19	(153)	208
Other comprehensive income (loss)	33	33	23	33	—	(89)	33
Comprehensive income (loss)	$241	$104	$53	$66	$19	$(242)	$241

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$4,856	$—	$429	$1	$—	$5,286
Sales of rental equipment	—	531	—	52	—	—	583
Sales of new equipment	—	148	—	21	—	—	169
Contractor supplies sales	—	64	—	9	—	—	73
Service and other revenues	—	125	—	15	—	—	140
Total revenues	—	5,724	—	526	1	—	6,251
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,907	—	175	1	—	2,083
Depreciation of rental equipment	—	1,119	—	97	—	—	1,216
Cost of rental equipment sales	—	327	—	26	—	—	353
Cost of new equipment sales	—	129	—	18	—	—	147
Cost of contractor supplies sales	—	46	—	6	—	—	52
Cost of service and other revenues	—	77	—	9	—	—	86
Total cost of revenues	—	3,605	—	331	1	—	3,937
Gross profit	—	2,119	—	195	—	—	2,314
Selling, general and administrative expenses	(3)	620	—	73	34	(3)	721
Restructuring charge	—	11	—	—	—	—	11
Non-rental depreciation and amortization	20	249	—	23	—	—	292
Operating (loss) income	(17)	1,239	—	99	(34)	3	1,290
Interest (income) expense, net	(37)	570	—	—	11	—	544
Other (income) expense, net	(508)	581	—	39	(121)	3	(6)
Income before provision (benefit) for income taxes	528	88	—	60	76	—	752
Provision (benefit) for income taxes	131	(7)	—	16	19	—	159
Income before equity in net earnings (loss) of subsidiaries	397	95	—	44	57	—	593
Equity in net earnings (loss) of subsidiaries	196	101	39	—	—	(336)	—
Net income (loss)	593	196	39	44	57	(336)	593
Other comprehensive (loss) income	(28)	(28)	(32)	(26)	—	86	(28)
Comprehensive income (loss)	$565	$168	$7	$18	$57	$(250)	$565

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2020

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$41	$1,871	$—	$146	$230	$—	$2,288
Net cash used in investing activities	(41)	(235)	—	(10)	—	—	(286)
Net cash used in financing activities	—	(1,638)	—	(13)	(230)	—	(1,881)
Effect of foreign exchange rates	—	—	—	1	—	—	1
Net (decrease) increase in cash and cash equivalents	—	(2)	—	124	—	—	122
Cash and cash equivalents at beginning of period	—	28	—	24	—	—	52
Cash and cash equivalents at end of period	$—	$26	$—	$148	$—	$—	$174
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2019

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$21	$2,403	$—	$151	$7	$—	$2,582
Net cash used in investing activities	(21)	(1,592)	—	(136)	—	—	(1,749)
Net cash used in financing activities	—	(777)	—	(32)	(7)	—	(816)
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	34	—	(17)	—	—	17
Cash and cash equivalents at beginning of period	—	1	—	42	—	—	43
Cash and cash equivalents at end of period	$—	$35	$—	$25	$—	$—	$60

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
COVID-19
As discussed in note 1 to our condensed consolidated financial statements, the novel coronavirus (“COVID-19”) is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk, which has significantly disrupted supply chains and businesses around the world. While visibility into future economic conditions remains limited, based on increased insight into near-term indicators, we reintroduced full-year 2020 guidance in July 2020, after having withdrawn it in April 2020. In October 2020, after reporting third quarter results, we raised our full-year 2020 guidance.
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
5.Proactively managing the balance sheet with a focus on liquidity: We are focused on ensuring that we maintain ample liquidity to meet our business needs as the impact of COVID-19 evolves. As a result, our current $500 share repurchase program was paused in mid-March. At September 30, 2020, our total liquidity was $3.430 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities. As discussed below, in October 2020, we redeemed the $750 outstanding principal amount of our 4 5/8 percent Senior Notes due 2025, using borrowings available under our ABL facility. After the redemption of the 4 5/8 percent Senior Notes due 2025, we have no note maturities until 2026.
The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As discussed below, the response plan above helped mitigate the impact of COVID-19 on our results.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,181 rental locations in the United States, Canada and Europe. In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $14.2 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2020.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we considered the impact of COVID-19 on liquidity, and assessed our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2020, we took the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:
•Issued $750 principal amount of 4 percent Senior Notes due 2030;
•Issued $1.1 billion principal amount of 3 7/8 percent Senior Notes due 2031;
•Redeemed all $800 principal amount of our 5 1/2 percent Senior Notes due 2025;
•Redeemed all $1.1 billion principal amount of our 6 1/2 percent Senior Notes due 2026; and
•Amended and extended our accounts receivable securitization facility, including a reduction in the size of the facility from $975 to $800.
We have also used cash generated from operations to reduce borrowings under the ABL facility, and total debt has decreased $1.377 billion, or 12.0 percent, since December 31, 2019. In October 2020, we additionally redeemed all $750 principal amount of our 4 5/8 percent Senior Notes due 2025, using borrowings available under our ABL facility.

As of September 30, 2020, we had available liquidity of $3.430 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities. As noted above, in October 2020, we redeemed all $750 principal amount of our 4 5/8 percent Senior Notes due 2025, using borrowings available under our ABL facility.
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$208	$391	$593	$836
Diluted earnings per share	$2.87	$5.08	$8.12	$10.66
Net income and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Tax rate applied to items below	25.2%		25.1%		25.2%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$—	$—	$—	$—	$(1)	$(0.01)
Merger related intangible asset amortization (2)	(40)	(0.55)	(47)	(0.63)	(125)	(1.71)	(148)	(1.90)
Impact on depreciation related to acquired fleet and property and equipment (3)	(5)	(0.06)	(5)	(0.07)	(9)	(0.12)	(26)	(0.33)
Impact of the fair value mark-up of acquired fleet (4)	(8)	(0.12)	(11)	(0.14)	(25)	(0.35)	(43)	(0.55)
Restructuring charge (5)	(4)	(0.06)	(2)	(0.02)	(8)	(0.11)	(12)	(0.15)
Asset impairment charge (6)	(7)	(0.10)	(2)	(0.02)	(27)	(0.37)	(5)	(0.06)
Loss on repurchase/redemption of debt securities and amendment of ABL facility (7)	(119)	(1.64)	—	—	(119)	(1.63)	(24)	(0.30)

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

(6)This reflects write-offs of leasehold improvements and other fixed assets. The three and nine months ended September 30, 2020 include asset impairment charges of $10 and $36, respectively, which were not related to COVID-19, primarily associated with the discontinuation of certain equipment programs.
(7)This primarily reflects the difference between the net carrying amount and the total purchase price of the redeemed notes. For additional information, see "Results of Operations-Other costs/(income)-Interest expense, net" below.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$208	$391	$593	$836
Provision for income taxes	67	119	159	245
Interest expense, net	278	147	544	478
Depreciation of rental equipment	395	417	1,216	1,211
Non-rental depreciation and amortization	97	102	292	311
EBITDA	$1,045	$1,176	$2,804	$3,081
Merger related costs (1)	—	—	—	1
Restructuring charge (2)	6	2	11	16
Stock compensation expense, net (3)	18	14	46	45
Impact of the fair value mark-up of acquired fleet (4)	12	15	34	58
Adjusted EBITDA	$1,081	$1,207	$2,895	$3,201
Net income margin	9.5%	15.7%	9.5%	12.1%
Adjusted EBITDA margin	49.4%	48.5%	46.3%	46.4%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$2,288	$2,582
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(11)	(11)
Gain on sales of rental equipment	230	224
Gain on sales of non-rental equipment	5	3
Insurance proceeds from damaged equipment	34	18
Merger related costs (1)	—	(1)
Restructuring charge (2)	(11)	(16)
Stock compensation expense, net (3)	(46)	(45)
Loss on repurchase/redemption of debt securities and amendment of ABL facility (5)	(159)	(32)
Changes in assets and liabilities	(203)	(217)
Cash paid for interest	438	480
Cash paid for income taxes, net	239	96
EBITDA	$2,804	$3,081
Add back:
Merger related costs (1)	—	1
Restructuring charge (2)	11	16
Stock compensation expense, net (3)	46	45
Impact of the fair value mark-up of acquired fleet (4)	34	58
Adjusted EBITDA	$2,895	$3,201
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
(5)This primarily reflects the difference between the net carrying amount and the total purchase price of the redeemed notes. For additional information, see "Results of Operations-Other costs/(income)-Interest expense, net" below.
For the three months ended September 30, 2020, net income decreased $183, or 46.8 percent, and net income margin decreased 620 basis points to 9.5 percent. For the three months ended September 30, 2020, adjusted EBITDA decreased $126, or 10.4 percent, and adjusted EBITDA margin increased 90 basis points to 49.4 percent.
The year-over-year decrease in net income margin primarily reflected 1) increased interest expense and 2) decreased gross margin from equipment rentals, partially offset by 3) decreased income tax expense. Net interest expense increased $131 year-over-year primarily due to a loss of $159 associated with the full redemption of our 5 1/2 percent Senior Notes due 2025 and 6 1/2 percent Senior Notes due 2026, partially offset by decreases in average debt and the average cost of debt. Gross margin from equipment rentals decreased 90 basis points year-over-year, with 180 basis points of the margin decline due to depreciation expense, which decreased 5.3 percent, but increased as a percentage of revenue. The 90 basis point increase in equipment rentals gross margin excluding the depreciation impact was primarily due to the combined impact of actions we have taken to manage operating costs, such as leveraging our current capacity to reduce the need for third-party delivery and repair services, and a majority of approximately $20 of non-recurring benefits recognized in the three months ended September 30, 2020, notably benefits from certain insurance recoveries. Year-over-year, the effective income tax rate was largely flat, but income tax expense decreased as a percentage of revenue.

The year-over-year increase in the adjusted EBITDA margin included a 90 basis point increase in gross margin from equipment rentals (excluding depreciation), which reflects the combined impact of actions we have taken to manage operating costs, such as leveraging our current capacity to reduce the need for third-party delivery and repair services, and the majority of the non-recurring benefits discussed above. Adjusted EBITDA margin also benefited from a decrease in selling, general and administrative ("SG&A") expense, which included significant reductions in professional fees and travel and entertainment expenses, as a percentage of revenue. Excluding the $20 of non-recurring benefits discussed above, adjusted EBITDA margin was flat year-over-year.
For the nine months ended September 30, 2020, net income decreased $243, or 29.1 percent, and net income margin decreased 260 basis points to 9.5 percent. For the nine months ended September 30, 2020, adjusted EBITDA decreased $306, or 9.6 percent, and adjusted EBITDA margin decreased 10 basis points to 46.3 percent.
The year-over-year decrease in net income margin primarily reflected 1) decreased gross margin from equipment rentals and 2) increased interest expense, partially offset by lower year-over-year 3) income tax expense and 4) SG&A expense as a percentage of revenue. Gross margin from equipment rentals decreased 250 basis points year-over-year, with all of the margin decline due to an increase in depreciation expense as a percentage of revenue. The increase in depreciation expense included a $31 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense decreased slightly from 2019, but increased as a percentage of revenue, primarily due to COVID-19. See "Results of Operations-Gross Margin" below for further discussion of equipment rentals gross margin. Interest expense, net increased $66 year-over-year. Interest expense, net for the nine months ended September 30, 2020 and September 30, 2019 included debt redemption losses of $159 and $32, respectively. Excluding the impact of these losses, interest expense, net for nine months ended September 30, 2020 decreased primarily due to decreases in average debt and the average cost of debt. Year-over-year, the effective income tax rate was largely flat, but income tax expense decreased as a percentage of revenue. SG&A expense as a percentage of revenue decreased primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries, net of reduced bonuses, as a percentage of revenue, which also reflects the impact of COVID-19.
The decrease in the adjusted EBITDA margin primarily reflects 1) lower margins from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) and service and other revenues and 2) a reduction in the proportion of revenues from higher margin (excluding depreciation) equipment rentals, partially offset by 3) the impact of decreased SG&A expenses and 4) approximately $20 of non-recurring benefits, notably including insurance recovery benefits, recognized during the nine months ended September 30, 2020. Excluding the non-recurring benefits, adjusted EBITDA margin decreased 40 basis points year-over-year. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) decreased primarily due to changes in pricing and the mix of equipment sold. The decreased gross margin from service and other revenues reflected the impact of COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs. SG&A expense as a percentage of revenue decreased primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries, net of reduced bonuses, as a percentage of revenue, which also reflects the impact of COVID-19.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Equipment rentals*	$1,861	$2,147	(13.3)%	$5,286	$5,902	(10.4)%
Sales of rental equipment	199	198	0.5%	583	587	(0.7)%
Sales of new equipment	54	67	(19.4)%	169	189	(10.6)%
Contractor supplies sales	25	27	(7.4)%	73	78	(6.4)%
Service and other revenues	48	49	(2.0)%	140	139	0.7%
Total revenues	$2,187	$2,488	(12.1)%	$6,251	$6,895	(9.3)%
*Equipment rentals variance components:
Year-over-year change in average OEC			(4.6)%			(1.1)%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			(8.0)%			(8.0)%
Contribution from ancillary and re-rent revenue (3)			0.8%			0.2%
Total change in equipment rentals			(13.3)%			(10.4)%
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
For the three months ended September 30, 2020, total revenues of $2.187 billion decreased 12.1 percent compared with 2019. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the three months ended September 30, 2020). Equipment rentals decreased 13.3 percent. COVID-19 began to impact our operations in March, and, since then, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 8.0 percent, primarily due to the impact of COVID-19, which resulted in decreased rental volume in response to shelter-in-place orders and other market restrictions. Fleet productivity improved sequentially for the quarter by 560 basis points, primarily reflecting better fleet absorption in the three months ended September 30, 2020. Average OEC decreased 4.6 percent year-over-year. Sales of rental equipment did not change materially year-over-year.
For the nine months ended September 30, 2020, total revenues of $6.251 billion decreased 9.3 percent compared with 2019. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the nine months ended September 30, 2020). Equipment rentals decreased 10.4 percent. COVID-19 began to impact our operations in March. Through February, equipment rentals were up slightly year-over-year. Since March, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 8.0 percent, primarily due to the impact of COVID-19 since March, when rental volume declined in response to shelter-in-place orders and other market restrictions. Through February, fleet productivity was flat year-over-year and in line with expectations. Sales of rental equipment did not change materially year-over-year.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended September 30, 2020, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 25 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the five year period ended September 30, 2020, the general rentals' region with the lowest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 31.3 percent for the five year period ended September 30, 2020 was 25 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was less than the other general rentals' regions during this period primarily due to declines in the oil and gas business in the region. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2020
Equipment rentals	$1,391	$470	$1,861
Sales of rental equipment	182	17	199
Sales of new equipment	47	7	54
Contractor supplies sales	17	8	25
Service and other revenues	42	6	48
Total revenue	$1,679	$508	$2,187
Three Months Ended September 30, 2019
Equipment rentals	$1,642	$505	$2,147
Sales of rental equipment	183	15	198
Sales of new equipment	60	7	67
Contractor supplies sales	17	10	27
Service and other revenues	42	7	49
Total revenue	$1,944	$544	$2,488
Nine Months Ended September 30, 2020
Equipment rentals	$4,040	$1,246	$5,286
Sales of rental equipment	530	53	583
Sales of new equipment	145	24	169
Contractor supplies sales	48	25	73
Service and other revenues	122	18	140
Total revenue	$4,885	$1,366	$6,251
Nine Months Ended September 30, 2019
Equipment rentals	$4,592	$1,310	$5,902
Sales of rental equipment	541	46	587
Sales of new equipment	167	22	189
Contractor supplies sales	53	25	78
Service and other revenues	119	20	139
Total revenue	$5,472	$1,423	$6,895

Equipment rentals. For the three months ended September 30, 2020, equipment rentals of $1.861 billion decreased $286, or 13.3 percent, as compared to the same period in 2019. COVID-19 began to impact our operations in March, and, since then, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. As explained further above (see "Financial Overview-Revenues"), fleet productivity is a comprehensive measure of the combined impact of key decisions made daily by our managers regarding rental rates, time utilization and mix on the year-over-year change in owned equipment rental revenue. Fleet productivity decreased 8.0 percent, primarily due to the impact of COVID-19, which resulted in decreased rental volume in response to shelter-in-place orders and other market restrictions. Fleet productivity improved sequentially for the quarter by 560 basis points, primarily reflecting better fleet absorption in the three months ended September 30, 2020. Average OEC decreased 4.6 percent year-over-year. Equipment rentals represented 85 percent of total revenues for the three months ended September 30, 2020.

For the nine months ended September 30, 2020, equipment rentals of $5.286 billion decreased $616, or 10.4 percent, as compared to the same period in 2019. COVID-19 began to impact our operations in March. Through February, equipment rentals were up slightly year-over-year. Since March, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 8.0 percent, primarily due to the impact of COVID-19 since March, when rental volume declined in response to shelter-in-place orders and other market restrictions. Through February, fleet productivity was flat year-over-year and in line with expectations. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2020.

For the three months ended September 30, 2020, general rentals equipment rentals decreased $251, or 15.3 percent, as compared to the same period in 2019, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have decreased year-over-year in response to shelter-in-place orders and other market restrictions. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, and average OEC decreased year-over-year. For the three months ended September 30, 2020, equipment rentals represented 83 percent of total revenues for the general rentals segment.

For the nine months ended September 30, 2020, general rentals equipment rentals decreased $552, or 12.0 percent, as compared to the same period in 2019, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, when rental volume declined in response to shelter-in-place orders and other market restrictions. For the nine months ended September 30, 2020, equipment rentals represented 83 percent of total revenues for the general rentals segment.

For the three months ended September 30, 2020, trench, power and fluid solutions equipment rentals decreased $35, or 6.9 percent, as compared to the same period in 2019, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have decreased year-over-year in response to shelter-in-place orders and other market restrictions. For the three months ended September 30, 2020, equipment rentals represented 93 percent of total revenues for the trench, power and fluid solutions segment.

For the nine months ended September 30, 2020, trench, power and fluid solutions equipment rentals decreased $64, or 4.9 percent, as compared to the same period in 2019, primarily due to COVID-19, partially offset by a 4.8 percent increase in average OEC. As noted above, COVID-19 began to impact our operations in March, when rental volume declined in response to shelter-in-place orders and other market restrictions. For the nine months ended September 30, 2020, equipment rentals represented 91 percent of total revenues for the trench, power and fluid solutions segment.
Sales of rental equipment. For the nine months ended September 30, 2020, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2020, sales of rental equipment did not change materially year-over-year.
Sales of new equipment. For the nine months ended September 30, 2020, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2020, sales of new equipment decreased 19.4 percent and 10.6 percent, respectively, from the same periods in 2019 primarily due to the impact of COVID-19.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2020, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and nine months ended September 30, 2020 decreased 7.4 percent and 6.4 percent, respectively, from the same periods in 2019 primarily due to the impact of COVID-19.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2020, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2020, service and other revenues did not change materially from the same periods in 2019.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended September 30, 2020
Equipment Rentals Gross Profit	$543	$234	$777
Equipment Rentals Gross Margin	39.0%	49.8%	41.8%
Three Months Ended September 30, 2019
Equipment Rentals Gross Profit	$671	$246	$917
Equipment Rentals Gross Margin	40.9%	48.7%	42.7%
Nine Months Ended September 30, 2020
Equipment Rentals Gross Profit	$1,410	$577	$1,987
Equipment Rentals Gross Margin	34.9%	46.3%	37.6%
Nine Months Ended September 30, 2019
Equipment Rentals Gross Profit	$1,765	$602	$2,367
Equipment Rentals Gross Margin	38.4%	46.0%	40.1%
General rentals. For the three months ended September 30, 2020, equipment rentals gross profit decreased by $128, and equipment rentals gross margin decreased 190 basis points, from 2019, with 220 basis points of the margin decline due to depreciation expense, which decreased 6.5 percent from 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The 30 basis point increase in equipment rentals gross margin excluding the depreciation impact was primarily due to the combined impact of actions we have taken to manage operating costs, such as leveraging our current capacity to reduce the need for third-party delivery and repair services, and the one-time benefits discussed above (see "Financial Overview").
For the nine months ended September 30, 2020, equipment rentals gross profit decreased by $355, and equipment rentals gross margin decreased 350 basis points, from 2019, with 310 basis points of the margin decline due to an increase in depreciation expense as a percentage of revenue. The increase in depreciation expense includes a $27 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense decreased slightly from 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The remaining 40 basis point decline in equipment rentals gross margin was primarily due to the impact of COVID-19, partially offset by the combined impact of 1) actions we have taken to manage operating costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services, and 2) the one-time benefits discussed above (see "Financial Overview").
Trench, power and fluid solutions. For the three months ended September 30, 2020, equipment rentals gross profit decreased by $12 and equipment rentals gross margin increased by 110 basis points from 2019. The increase in the equipment rentals gross margin was primarily due to decreases in certain operating costs, including repairs and labor, partially offset by increases in depreciation expense and certain fixed expenses, such as facility costs, as a percentage of revenue. As noted above, we have reduced overtime and temporary labor primarily in response to the impact of COVID-19, and have leveraged our current capacity to reduce the need for third-party repair services. Depreciation expense was largely flat year-over-year, but increased as a percentage of revenue, primarily due to COVID-19.
For the nine months ended September 30, 2020, equipment rentals gross profit decreased by $25, and equipment rentals gross margin increased by 30 basis points from 2019. The increased gross margin primarily reflected decreases in certain operating costs, including delivery, repairs and labor, offset by increases in depreciation expense and certain fixed expenses, such as facility costs, as a percentage of revenue. As noted above, we have reduced overtime and temporary labor primarily in response to the impact of COVID-19, and have leveraged our current capacity to reduce the need for third-party delivery and repair services. Depreciation expense was largely flat year-over-year, but increased as a percentage of revenue, primarily due to COVID-19.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Total gross margin	40.5%	41.5%	(100) bps	37.0%	39.2%	(220) bps
Equipment rentals	41.8%	42.7%	(90) bps	37.6%	40.1%	(250) bps
Sales of rental equipment	38.2%	38.4%	(20) bps	39.5%	38.2%	130 bps
Sales of new equipment	13.0%	13.4%	(40) bps	13.0%	13.8%	(80) bps
Contractor supplies sales	28.0%	33.3%	(530) bps	28.8%	30.8%	(200) bps
Service and other revenues	39.6%	44.9%	(530) bps	38.6%	46.0%	(740) bps
For the three months ended September 30, 2020, total gross margin decreased 100 basis points from the same period in 2019. Equipment rentals gross margin decreased 90 basis points year-over-year, with 180 basis points of the margin decline due to depreciation expense, which decreased 5.3 percent from 2019, but increased as a percentage of revenue, primarily due to COVID-19. The 90 basis point increase in equipment rentals gross margin excluding the depreciation impact was primarily due to the combined impact of actions we have taken to manage operating costs, such as leveraging our current capacity to reduce the need for third-party delivery and repair services, and the one-time benefits discussed above (see "Financial Overview"). The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability and, to varying degrees, the impact of COVID-19, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended September 30, 2020). Gross margin from service and other revenues was particularly impacted by COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs.
For the nine months ended September 30, 2020, total gross margin decreased 220 basis points from the same period in 2019. Equipment rentals gross margin decreased 250 basis points year-over-year, with all of the margin decline due to depreciation expense. Depreciation expense included a $31 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense decreased slightly from 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. Excluding the depreciation impact, equipment rentals gross margin was flat year-over-year, primarily reflecting the impact of COVID-19, offset by the combined impact of actions we have taken to manage operating costs, such as leveraging our current capacity to reduce the need for third-party delivery and repair services, and the one-time benefits discussed above (see "Financial Overview"). Gross margin from sales of rental equipment increased 130 basis points from the same period in 2019 primarily due to lower margin sales of fleet acquired in the BlueLine acquisition in 2019. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability and, to varying degrees, the impact of COVID-19, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2020). Gross margin from service and other revenues was particularly impacted by COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs.
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Selling, general and administrative ("SG&A") expense	$232	$273	(15.0)%	$721	$824	(12.5)%
SG&A expense as a percentage of revenue	10.6%	11.0%	(40) bps	11.5%	12.0%	(50) bps
Merger related costs	—	—	—%	—	1	(100.0)%
Restructuring charge	6	2	200.0%	11	16	(31.3)%
Non-rental depreciation and amortization	97	102	(4.9)%	292	311	(6.1)%
Interest expense, net	278	147	89.1%	544	478	13.8%
Other income, net	(2)	(1)	100.0%	(6)	(6)	—%
Provision for income taxes	67	119	(43.7)%	159	245	(35.1)%
Effective tax rate	24.4%	23.3%	110 bps	21.1%	22.7%	(160) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and nine months ended September 30, 2020 decreased from the same periods in 2019 primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries, net of reduced bonuses, as a percentage of revenue, which also reflects the impact of COVID-19.
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
Interest expense, net for the three and nine months ended September 30, 2020 increased 89.1 percent and 13.8 percent year-over-year, respectively. Interest expense, net for the three months ended September 30, 2020 included a debt redemption loss of $159. Interest expense, net for the nine months ended September 30, 2020 and September 30, 2019 included debt redemption losses of $159 and $32, respectively. The debt redemption losses primarily reflect the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net for the three and nine months ended September 30, 2020 decreased by 19.0 percent and 13.7 percent year-over-year, respectively, primarily due to decreases in average debt and the average cost of debt.
The differences between the 2020 and 2019 effective tax rates and the federal statutory rate of 21 percent primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, certain deductible and nondeductible charges, and releases of valuation allowances on foreign tax credits.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the three and nine months ended September 30, 2020, and is not expected to impact our effective tax rate in 2020, although it will impact the timing of cash payments for taxes. As of September 30, 2020, we have deferred employer payroll taxes of $36 under the CARES Act, with approximately half of the deferral due in each of 2021 and 2022. We may defer additional future employer payroll taxes under the CARES Act.
Balance sheet. Accounts receivable, net decreased by $206, or 13.5 percent, from December 31, 2019 to September 30, 2020, primarily due to reduced revenue, which reflected the impact of both COVID-19 and seasonality. Accounts payable increased by $87, or 19.2 percent, from December 31, 2019 to September 30, 2020, primarily due to a seasonal increase in capital expenditures.

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
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2020, we had cash and cash equivalents of $174. Cash equivalents at September 30, 2020 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2020:

ABL facility:
Borrowing capacity, net of letters of credit	$3,091
Outstanding debt, net of debt issuance costs (1)	598
Interest rate at September 30, 2020	1.4%
Average month-end principal amount of debt outstanding (1)	730
Weighted-average interest rate on average debt outstanding	2.1%
Maximum month-end principal amount of debt outstanding (1)	1,494
Accounts receivable securitization facility (2):
Borrowing capacity	165
Outstanding debt, net of debt issuance costs	634
Interest rate at September 30, 2020	1.5%
Average month-end principal amount of debt outstanding	671
Weighted-average interest rate on average debt outstanding	1.9%
Maximum month-end principal amount of debt outstanding	811
 ___________________
(1)The outstanding amount of debt under the ABL facility and the average outstanding amount are less than the maximum outstanding amount primarily due to the use of proceeds (i) from the issuance of 4 percent Senior Notes discussed in note 6 to the condensed consolidated financial statements and (ii) from operations to reduce borrowings under the facility. At the time of the 4 percent Senior Notes offering, we indicated our expectation that we would re-borrow an amount equal to the net proceeds from the offering, along with additional borrowings under the ABL facility, to redeem the $800 principal amount of our 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to redeeming the 5 1/2 percent Senior Notes due 2025, we considered the impact of COVID-19 on liquidity, and assessed our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In August 2020, we redeemed the 5 1/2 percent Senior Notes due 2025.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 26, 2020 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Stable
Standard & Poor’s	BB	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2020, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding (as noted above, in April 2020 and in June 2020, we amended the accounts receivable securitization facility to adjust these financial tests). The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2020, we (i) generated cash from operating activities of $2.288 billion and (ii) generated cash from the sale of rental and non-rental equipment of $614. We used cash during this period principally to (i) purchase rental and non-rental equipment of $930, (ii) make debt payments, net of proceeds, of $1.578 billion and (ii) purchase shares of our common stock for $281. During the nine months ended September 30, 2019, we (i) generated cash from operating activities of $2.582 billion and (ii) generated cash from the sale of rental and non-rental equipment of $613. We used cash during this period principally to (i) purchase rental and non-rental equipment of $2.131 billion, (ii) purchase other companies for $247, (iii) make debt payments, net of proceeds, of $144 and (iv) purchase shares of our common stock for $664.
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

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$2,288	$2,582
Purchases of rental equipment	(785)	(1,974)
Purchases of non-rental equipment	(145)	(157)
Proceeds from sales of rental equipment	583	587
Proceeds from sales of non-rental equipment	31	26
Insurance proceeds from damaged equipment	34	18
Free cash flow	$2,006	$1,082
Free cash flow for the nine months ended September 30, 2020 was $2.006 billion, an increase of $924 as compared to $1.082 billion for the nine months ended September 30, 2019. Free cash flow increased primarily due to decreased net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by reduced net cash provided by operating activities. Net rental capital expenditures decreased $1.185 billion, or 85 percent, year-over-year.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of September 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Debt and finance leases (1)	$17	$707	$43	$33	$1,371	$7,965	$10,136
Interest due on debt (2)	97	381	376	375	357	1,202	2,788
Operating leases (1)	53	201	168	134	100	145	801
Service agreements (3)	4	15	33	—	—	—	52
Purchase obligations (4)	212	5	—	—	—	—	217
Transition tax on unremitted foreign earnings and profits (5)	—	—	—	—	—	5	5
Total (6)	$383	$1,309	$620	$542	$1,828	$9,317	$13,999
_________________
(1)    The payments due with respect to a period represent (i) in the case of debt and finance leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the payments due in such period for non-cancelable operating leases with initial or remaining terms of one year or more. See note 6 to the condensed consolidated financial statements for further debt information, and note 7 for further finance lease and operating lease information. As discussed in note 6, in October 2020, we redeemed all $750 principal amount of our 4 5/8 percent Senior Notes due 2025, using borrowings available under our ABL facility. The 4 5/8 percent Senior Notes due 2025 are reflected in the table above using the 2024 maturity date of the ABL facility.
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of September 30, 2020. As discussed above, in October 2020, we redeemed all $750 principal amount of our 4 5/8 percent Senior Notes due 2025, using borrowings available under our ABL facility. Interest on the 4 5/8 percent Senior Notes due 2025 is reflected in the table above using the interest rate on the ABL facility and the 2024 maturity date of the ABL facility.
(3)    These primarily represent service agreements with third parties to provide wireless and network services.
(4)    As of September 30, 2020, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can generally be cancelled by us with 30 days' notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are primarily expected to be completed in 2020. As of December 31, 2019, we had $1.552 billion of outstanding purchase orders, which we could generally cancel with 30 days' notice and without cancellation penalties. In 2020, due primarily to COVID-19, we canceled a significant portion of our purchase orders. We will make future purchase order determinations based on our continuing assessment of the impact of COVID-19.
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
(6)    This information excludes $12 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities. Additionally, we are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” Our self-insurance reserves totaled $121 at September 30, 2020. Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement because historical trends are not necessarily predictive of the future, and, accordingly, are not included in the table above.
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
Interest Rate Risk. As of September 30, 2020, we had an aggregate of $2.2 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of September 30, 2020 under these facilities. As of September 30, 2020, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $17 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2020, we had an aggregate of $7.8 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2020 would increase the fair value of our fixed rate indebtedness by approximately seven percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the nine months ended September 30, 2020, our foreign subsidiaries accounted for $526, or 8 percent, of our total revenue of $6.251 billion, and $60, or 8 percent, of our total pretax income of $752. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2020 to July 31, 2020	1,221	(1)	$152.28		—
August 1, 2020 to August 31, 2020	26,980	(1)	$178.39		—
September 1, 2020 to September 30, 2020	870	(1)	$178.30		—
Total	29,071		$177.29	—	$243,081,785
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
Indenture for the 3.875% Senior Notes due 2031, dated as of August 10, 2020, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as trustee (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on August 10, 2020)

10
Severance Agreement and General Release, dated September 21, 2020, between the Company and Paul McDonnell (including a form of Consulting Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 22, 2020)

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

UNITED RENTALS, INC.

Dated:	October 28, 2020	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 28, 2020	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer