Form 10-K
period 2020-12-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2021-01-27
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         Yes  ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑

As of June 30, 2020 there were 72,078,661 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2020 was approximately $9.44 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $149.04.
As of January 25, 2021, there were 72,199,276 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2021 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 23, 2021, are incorporated by reference into Part III of this annual report.

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
•uncertainty regarding the length of time it will take for the coronavirus (COVID-19) pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic;
•the impact of the COVID-19 pandemic on global economic conditions, including the impact of the various measures that have been implemented to protect public health, many of which have reduced demand for equipment rentals;
•the impact of global economic conditions (including potential trade wars) and public health crises and epidemics, such as COVID-19, on us, our customers and our suppliers, in the United States and the rest of the world;
•rates we charge and time utilization we achieve being less than anticipated (including as a result of COVID-19);
•excess fleet in the equipment rental industry, including as a result of reduced demand for fleet due to the impacts of COVID-19 on our customers;
•inability to benefit from government spending, including spending associated with infrastructure projects;
•trends in oil and natural gas could adversely affect the demand for our services and products;
•competition from existing and new competitors;
•our significant indebtedness (which totaled $9.7 billion at December 31, 2020) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
•inability to refinance our indebtedness on terms that are favorable to us (including as a result of volatility and uncertainty in capital markets due to COVID-19), or at all;
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
•the possibility that companies that we have acquired or may acquire could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;
•incurrence of impairment charges;
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
1

•risks related to security breaches, cybersecurity attacks, failure to protect personal information, compliance with data protection laws and other significant disruptions in our information technology systems;
•risks related to climate change and climate change regulation;
•the fact that our holding company structure requires us to depend in part on distributions from subsidiaries and such distributions could be limited by contractual or legal restrictions;
•shortfalls in our insurance coverage;
•increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;
•incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;
•the costs of complying with environmental, safety and foreign laws and regulations, as well as other risks associated with non-U.S. operations, including currency exchange risk (including as a result of Brexit), and tariffs;
•the outcome or other potential consequences of regulatory matters and commercial litigation;
•labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally; and
•the effect of changes in tax law.
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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2021.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, operates throughout the United States and Canada, and has a limited presence in Europe. The table below presents key information about our business as of and for the years ended December 31, 2020 and 2019. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	2020	2019
PERFORMANCE MEASURES
Total revenues (in millions)	$8,530	$9,351
Equipment rental revenue percent of total revenues	84%	85%
Equipment rental revenue variance components:
Year-over-year change in average original equipment cost (“OEC”)	(2.2)%	17.7%
Assumed year-over-year inflation impact (1)	(1.5)%	(1.5)%
Fleet productivity (2)	(6.9)%	(2.2)%
Contribution from ancillary and re-rent revenue (3)	0.3%	0.8%
Total equipment rental revenue variance	(10.3)%	14.8%
Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC		4.9%
Assumed year-over-year inflation impact (1)		(1.5)%
Fleet productivity (2)		0.6%
Contribution from ancillary and re-rent revenue (3)		0.1%
Total equipment rental revenue variance		4.1%
Key account percent of equipment rental revenue	74%	72%
National account percent of equipment rental revenue	44%	43%
FLEET
Fleet OEC (in billions)	$13.78	$14.63
Equipment classes	4,000	4,000
Equipment units	615,000	665,000
Fleet age in months	54.5	49.5
Percent of fleet that is current on manufacturer's recommended maintenance	81%	81%
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	43%	43%
Aerial work platforms	27%	28%
General tools and light equipment	8%	8%
Power and HVAC (heating, ventilating and air conditioning) equipment	9%	8%
Trench safety equipment	6%	6%
Fluid solutions equipment	7%	7%
LOCATIONS/PERSONNEL
Rental locations	1,165	1,175
Approximate range of branches per district	4-11	4-11
Approximate range of districts per region	5-10	4-9
Hourly employees	12,550	13,400
Salaried employees	5,700	5,700
Total employees	18,250	19,100
INDUSTRY
Estimated North American market share	13%	13%
Estimated North American equipment rental industry revenue (decline) growth (2)	(12)%	5%
2021 projected North American industry equipment rental revenue growth	2%	-
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	4%	4%
Largest supplier percent of capital expenditures	9%	12%
Top 10 supplier percent of capital expenditures	45%	52%

(1)Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.
(2)Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix. The negative fleet productivity for 2020 includes the impact of the novel coronavirus (“COVID-19”), which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions, as discussed further below. The 2020 decline in North American equipment rental industry revenue also includes the impact of COVID-19 (see "Industry Overview and Economic Outlook" below for further discussion).
(3)Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.
(4)We completed the acquisitions of BakerCorp International Holdings, Inc. (“BakerCorp”) and Vander Holding Corporation and its subsidiaries ("BlueLine") in July 2018 and October 2018, respectively. The pro forma information includes the standalone, pre-acquisition results of BakerCorp and BlueLine. The pro forma components are not reflected above for 2020 versus 2019 because BakerCorp and BlueLine are fully reflected in our results for these periods.
COVID-19
COVID-19 was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals, and on the global economy, is uncertain. See "Industry Overview and Economic Outlook" below for a discussion of market performance in 2020. The health and safety of our employees and customers remains our top priority, and we have also engaged in extensive contingency planning to manage the business impact of the pandemic.
Prior to mid-March 2020, our results were largely in line with expectations. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Capital
The Company’s key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain diverse talent; reward and support employees through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce. See “Locations/Personnel” in the table above for information on employee counts.
The Company focuses on the following in managing its human capital:
•Health and safety: We have a safety program that focuses on implementing management systems, policies and training programs and performing assessments to see that workers are trained properly and that injuries and incidents are prevented. All of our employees are empowered with stop-work authority which enables them to immediately stop any unsafe or potentially hazardous working condition or behavior they may observe. We utilize a mixture of indicators to assess the safety performance of our operations, including total recordable injury rate, preventable motor vehicle incidents per million miles, corrective actions and near miss frequency. We also recognize outstanding safety behaviors through our annual awards program. Importantly, during the COVID-19 pandemic, our continuing focus on health and safety enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues safe.
•Employee wellness: The Company’s Live Well, Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity and overall employee engagement. The program includes a biometric screening at work or off-site, a health assessment, a paid day off to be used for a wellness exam or day of service, tobacco cessation support, and participation incentives. Additionally, employees and family members can participate in biannual virtual health challenges to encourage daily activity. Approximately 46 percent of eligible employees participated in the program in 2020.
•Inclusion and diversity (“I&D”): We believe that an inclusive and diverse team is key to the success of our culture and aim to drive I&D initiatives through many efforts, including sponsoring three employee-led employee resource groups (“ERGs”) that represent and support the diverse communities that make up our workforce. The ERGs facilitate networking and connecting with peers, outreach and mentoring, and leadership and skill development. The Company has internal goals for overall workforce diversity and additional goals for specific positions at the Company. In addition, the Company has made hiring and supporting veterans a priority through its veterans ERG and working with organizations that support the veteran community. Importantly, in 2020, one of our ERGs co-hosted a series of internal conversations with senior leadership that focused on racial inequality and injustice to spark dialogue among employees and leaders in an effort to build a more inclusive, diverse and empowered culture at the Company.
•Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance. Additionally, we have conducted three company-wide stock grant programs for employees since 2014 – the most recent grant program took place in 2020 and was in recognition of our employees’ special efforts during the COVID-19 pandemic.
•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention, internal promotions and referrals. We also conduct an annual employee experience survey, which provides valuable information on drivers of engagement and areas where we can improve. For instance, we learned through our 2020 survey process that 92 percent of our team members intend to stay with the Company to continue building and growing their careers. To provide an open and frequent line of communication for all employees, we host town hall meetings and quarterly all employee conference calls, and utilize Workplace by Facebook to engage with our full team. The Company also sponsors the United Compassion Fund, an employee-funded 501(c)(3) charity that provides financial assistance to fellow employees in need. In 2020, employees voluntarily donated over $1.4 million to the fund, and employees received 356 grants totaling over $750,000.
•Training and development: The Company is committed to the continued development of its people. We aim for all applicable new hires to attend Center of Excellence training within 90 days of hire, which training was delivered virtually during most of 2020. Additionally, we offer a wide array of training solutions (classroom, hands-on and e-learning) for our people. In 2020, our employees enhanced their skills through approximately 370,000 hours of training, including safety training, sales and leadership training and equipment-related training from our suppliers. Our employee training hours declined significantly relative to prior years because we paused in-person trainings beginning in March 2020 due to the COVID-19 pandemic. While we were able to resume with virtual trainings in some cases, we did not resume many of those trainings until June and we were unable to provide certain types of training in a virtual format. Additionally, we had fewer new hires and did not gain employees through acquisitions, reducing the need for new hire and acquisition training. We also offer an undergraduate tuition assistance program. Our performance process encourages performance and development check-ins throughout the year to provide for development at all levels across the Company.
Strategy
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
We are currently managing the impact of COVID-19, as discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our general strategy focuses on profitability and return on invested capital, and, in particular, calls for:
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
•The continued expansion of our trench, power and fluid solutions footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network. We believe that the expansion of our trench, power and fluid solutions business, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Industry Overview and Economic Outlook
United Rentals serves the following three principal end-markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets (the acquisition added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network). In 2020, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:
•Industrial and other non-construction rentals represented approximately 49 percent of our rental revenue, primarily reflecting rentals to manufacturers, energy companies, chemical companies, paper mills, railroads, shipbuilders, utilities, retailers and infrastructure entities;
•Commercial construction rentals represented approximately 47 percent of our rental revenue, primarily reflecting rentals related to the construction and remodeling of facilities for office space, lodging, healthcare, entertainment and other commercial purposes; and
•Residential rentals represented approximately four percent of our rental revenue, primarily reflecting rentals of equipment for the construction and renovation of homes.
We estimate that, based on industry estimates from the American Rental Association ("ARA"), 2020 North American equipment rental industry revenue decreased approximately 12 percent year-over-year, with similar declines in the U.S. and Canada. In 2020, our full year rental revenue decreased by 10.3 percent year-over-year. We estimate that our North American market share of approximately 13 percent increased slightly in 2020. As discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the decline in rental revenue includes the impact of the novel coronavirus (“COVID-19”), which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions.
In 2021, based on our analyses of industry forecasts and macroeconomic indicators, we expect modest market recovery following the declines experienced in 2020, which included the pronounced impact of COVID-19. Specifically, we expect that North American industry equipment rental revenue will increase approximately 2 percent, with higher growth expected in Canada than the U.S.
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
Operating Efficiencies. We benefit from the following operating efficiencies:
•Equipment Sharing Among Branches. Each branch within a region can access equipment located elsewhere in the region. This fleet sharing increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Additionally, fleet sharing allows us to be more disciplined with our capital spend.
•Customer Care Center. We have a Customer Care Center ("CCC") in Charlotte, North Carolina that handles all telephone calls to our customer service telephone line, 1-800-UR-RENTS. The CCC handles many of the 1-800-UR-RENTS telephone calls without having to route them to individual branches, and allows us to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.
•Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our branches, such as accounts payable, payroll, benefits and risk management, information technology and credit and collection.
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
Geographic and Customer Diversity. We have 1,165 rental locations in the U.S., Canada and Europe. Our North American network operates in 49 U.S. states and every Canadian province, and serves customers that range from Fortune 500 companies to small businesses and homeowners. The acquisition of BakerCorp in July 2018 added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. We believe that our geographic and customer diversity provides us with many advantages including:
•enabling us to better serve national account customers with multiple locations;

•helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America; and
•reducing our dependence on any particular customer.
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
Customers
Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch as well as the business composition of the local economy, including construction opportunities with different customers. Our customers include:
•construction companies that use equipment for constructing and renovating commercial buildings, warehouses, industrial and manufacturing plants, office parks, airports, residential developments and other facilities;
•industrial companies—such as manufacturers, chemical companies, paper mills, railroads, ship builders and utilities—that use equipment for plant maintenance, upgrades, expansion and construction;
•municipalities that require equipment for a variety of purposes; and
•homeowners and other individuals that use equipment for projects that range from simple repairs to major renovations.
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
Competition
The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 13 percent market share in North America based on 2020 total equipment rental industry revenues as measured by the ARA. Estimated market share is calculated by dividing our total 2020 North American rental revenue by ARA’s forecasted 2020 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure. See "Industry Overview and Economic Outlook" above for a discussion of market performance in 2020, which included the pronounced impact of COVID-19, as well as projected performance in 2021.
Environmental and Safety Regulations
Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we send hazardous wastes for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain locations.
Employees
Approximately 5,700 of our employees are salaried and approximately 12,550 are hourly. Collective bargaining agreements relating to approximately 117 separate locations cover approximately 1,330 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Industry and Economic Risks
Our business is cyclical in nature. Economic slowdowns and decreases in general economic activity have in the past caused weakness in our end markets and had adverse effects on our revenues and operating results, and could do so again in the future.

Our general rental equipment and trench, power and fluid solutions equipment are used in connection with private non-residential construction and industrial activities, which are cyclical in nature. In the past, weakness in our end markets has led to a decrease in the demand for our equipment and in the rates we realized. Such decreases adversely affected our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. A worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:
•a decrease in expected levels of infrastructure spending;
•a lack of availability of credit;
•excess fleet in the equipment rental industry;
•a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;
•an increase in the cost of construction materials;
•an increase in interest rates;
•adverse weather conditions, which may temporarily affect a particular region;
•a prolonged shutdown of the U.S. government;
•public health crises and epidemics, such as COVID-19; or
•terrorism or hostilities involving the United States, Canada or Europe.
The COVID-19 pandemic and its impact on business and economic conditions have adversely affected, and may continue to adversely affect, our results of operations and financial position. Those adverse effects could be material.
The scale and scope of the COVID-19 pandemic, the uncertainty around the distribution, acceptance and effectiveness of COVID-19 vaccines, and the impact that the COVID-19 pandemic and the various measures that have been implemented to protect public health have had on the economy and financial markets have adversely affected, and are expected to continue to adversely affect, our results of operations and financial position. We have implemented business continuity and emergency response plans to continue to provide equipment rental services to our customers and to support our operations, while taking health and safety measures such as implementing worker distancing measures and using a remote workforce where possible. There can be no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, vaccination, social distancing policies, restrictions on travel and reduced operations and extended closures of many businesses and institutions, including our customers) will not materially impact our results of operations and financial position. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•impact customer demand for equipment rentals;
•reduce the availability and productivity of our employees (including by requiring temporary branch closures in the event that positive tests for COVID-19 are identified);
•cause us to experience an increase in costs as a result of our emergency and business continuity measures, delayed payments from our customers and uncollectable accounts;
•impact our cost of, and ability to access, funds from financial institutions and capital markets on terms favorable to us, or at all;
•impact our ability to complete previously announced strategic plans, including our share repurchase program, on time, or at all; and
•cause other unpredictable events.
The situation surrounding COVID-19 remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, a delay in wide distribution of a vaccine, or a lack of public acceptance of a vaccine, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if a vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Therefore, it remains difficult to predict the potential impact of the virus on our results of operations and financial position. In addition, to the extent that COVID-19 adversely affects our results of operations or financial position, it may also heighten the other risks described in this Item 1A-Risk Factors.

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
Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Additionally, potential climate change regulation, including a potential carbon tax, could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products.
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
Increases in fuel costs or reduced supplies of fuel could harm our business.
We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, our business in the past has been, and in the future could be, adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch. Although we have used, and may continue to use, futures contracts to hedge against fluctuations in fuel prices, a significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations. Additionally, potential climate change regulation, including a potential carbon tax, could increase the overall cost of fuel to us and have a material adverse effect on us.

Risks Related to our Indebtedness and Liquidity
Our significant indebtedness exposes us to various risks.
At December 31, 2020, our total indebtedness was $9.7 billion. Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:
•increasing our vulnerability to, and limiting our flexibility to plan for, or react to, adverse economic, industry or competitive developments, including adverse economic impacts from COVID-19;
•making it more difficult to pay or refinance our debts as they become due during periods of adverse economic, financial market or industry conditions;
•requiring us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes, including funding working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes, or otherwise constraining our financial flexibility;
•restricting our ability to move operating cash flows to Holdings. URNA’s payment capacity is restricted under the covenants in our senior secured asset-based revolving credit facility (“ABL facility”), our senior secured term loan credit facility (“term loan facility”) and the indentures governing URNA’s outstanding indebtedness;
•affecting our ability to obtain additional financing for working capital, acquisitions or other purposes, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness;
•decreasing our profitability or cash flow;

•causing us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•causing us to be disadvantaged compared to competitors with less debt and lower debt service requirements;
•resulting in a downgrade in our credit rating or the credit ratings of any of the indebtedness of our subsidiaries, which could increase the cost of further borrowings;
•requiring our debt to become due and payable upon a change in control; and
•limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2020, we had $2.6 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 27 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
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
We depend on cash on hand and cash flows from operations to make scheduled debt payments. To a significant extent, our ability to do so is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to generate sufficient cash flow from operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are unable to service our indebtedness and fund our operations, we will have to adopt an alternative strategy that may include:
•reducing or delaying capital expenditures;
•limiting our growth;
•seeking additional capital;
•selling assets; or
•restructuring or refinancing our indebtedness.
Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.
We may not be able to refinance our indebtedness on favorable terms, or at all. Our inability to refinance our indebtedness could materially and adversely affect our liquidity and our ongoing results of operations.
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

We rely on our ABL facility and accounts receivable securitization facility to provide liquidity for our business, including to fund capital expenditures, acquisitions, operating expenses and other liquidity needs. The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy the financial covenant under the ABL facility or the financial tests under the accounts receivable securitization facility or comply with any of the other relevant covenants under the applicable agreement, the lenders could elect to terminate the ABL facility, the term loan facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility and/or the accounts receivable securitization facility, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations. Future debt arrangements we enter into may contain similar provisions.
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
Risks Related to our Strategic Transactions and Investments
Our growth strategies may be unsuccessful if we are unable to identify and complete future acquisitions and successfully integrate acquired businesses or assets.
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
In addition, it is possible that we will not realize the expected benefits from any completed acquisition, or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including:
•unrecorded liabilities of acquired companies and unidentified issues that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller;
•greater than expected expenses such as the need to obtain additional debt or equity financing for any transaction;
•unfavorable accounting treatment and unexpected increases in taxes;
•adverse effects on our ability to maintain relationships with customers, employees and suppliers;
•inherent risk associated with entering a geographic area or line of business in which we have no or limited experience;
•difficulty in assimilating the operations and personnel of an acquired company within our existing operations, including the consolidation of corporate and administrative functions;
•difficulty in integrating marketing, information technology and other systems;
•difficulty in conforming standards, controls, procedures and policies, business cultures and compensation structures;
•difficulty in identifying and eliminating redundant and underperforming operations and assets;
•loss of key employees of the acquired company;
•operating inefficiencies that have a negative impact on profitability;
•impairment of goodwill or other acquisition-related intangible assets;
•failure to achieve anticipated synergies or receiving an inadequate return of capital; and
•strains on management and other personnel time and resources to evaluate, negotiate and integrate acquisitions.
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
At December 31, 2020, we had $5.2 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Risks Related to our Securities
Our operating results may fluctuate, which could affect the trading value of our securities.
Our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions and the factors discussed above under “Cautionary Statement Regarding Forward-Looking Statements”, include, but are not limited to:
•the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;
•changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;
•excess fleet in the equipment rental industry;
•changes in private non-residential construction spending or government funding for infrastructure and other construction projects;
•changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, competition or other factors;
•commodity price pressures and the resultant increase in the cost of fuel and steel to our equipment suppliers, which can result in increased equipment costs for us;
•other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;
•labor shortages, work stoppages or other labor difficulties;
•potential enactment of new legislation affecting our operations or labor relations;
•completion of acquisitions, divestitures or recapitalizations;
•increases in interest rates and related increases in our interest expense and our debt service obligations;
•the possible need, from time to time, to record goodwill impairment charges or other write-offs or charges due to a variety of occurrences, such as the adoption of new accounting standards, the impairment of assets, rental location divestitures, dislocation in the equity and/or credit markets, consolidations or closings, restructurings, the refinancing of existing indebtedness or the buy-out of equipment leases; and
•currency risks and other risks associated with international operations.
Our common stock price has fluctuated significantly and may continue to do so in the future.
Our common stock price has fluctuated significantly and may continue to do so in the future for a number of reasons, including:
•announcements of developments related to our business;
•market perceptions of any proposed merger or acquisition and the likelihood of our involvement in other merger and acquisition activity;
•variations in our revenues, gross margins, earnings or other financial results from investors’ expectations;

•departure of key personnel;
•purchases or sales of large blocks of our stock by institutional investors or transactions by insiders;
•fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers;
•investor perceptions of the equipment rental industry in general and our Company in particular;
•fluctuations in the prices of oil and natural gas;
•expectations regarding our share repurchase program; and
•the operating and stock performance of comparable companies or related industries.
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
In January 2020, our Board of Directors authorized a share repurchase program, which commenced in the first quarter of 2020 and was intended to run for 12 months. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $500 million, excluding fees, commissions and other ancillary expenses. Through March 18, 2020, when the program was paused due to the COVID-19 pandemic, we repurchased $257 million of common stock under the program. We are currently unable to estimate when, or if, the program will be restarted, and we expect to provide an update at a future date.
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
Although our Board elected not to extend our stockholders’ rights plan upon its expiration in 2011, we still have in place certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our Board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. We are also subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under each of the ABL facility and the term loan facility, a change of control (as defined in the applicable credit agreement) constitutes an event of default, entitling our lenders to terminate the ABL facility or the term loan facility, as applicable, and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and generally would require us to offer to repurchase our outstanding senior notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.
Operational Risks
If we are unable to collect on contracts with customers, our operating results would be adversely affected.

One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with recent high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally would be expected to increase if there was a worsening of economic conditions. While delinquencies and credit losses did not materially increase during 2020, they may increase in the future if economic conditions worsen as a result of the COVID-19 pandemic or otherwise.
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
We have been pursuing a strategy of reducing core operating expenses, including overtime and temporary labor costs, in response to the COVID-19 pandemic. In addition, we have been pursuing a general strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our national account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2021 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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
We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend additional resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. During the COVID-19 pandemic, we face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could lead to disruptions in our online ordering system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. For example, the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) has caused European Union (“EU”) data protection requirements to be more stringent and provides for greater penalties. Non-compliance with the GDPR can trigger fines of up to €20 million or 4 percent of annual worldwide revenue, whichever is higher. Such failures could lead to lower revenues, increased costs and other material adverse effects on our results of operations. In addition, the requirements of the GDPR may necessitate changes to our existing business practices in order to comply with the GDPR or to address the concerns of our customers or business partners relating to the GDPR. In addition, countries such as the United Kingdom (the “UK”) have implemented the GDPR through their own legislation, for example, the UK Data Protection Act 2018. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business. Further, any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business. Certain of our software applications are also utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
Our rental fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.
The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:
•the market price for new equipment of a like kind;
•wear and tear on the equipment relative to its age and the performance of preventive maintenance;
•the time of year that it is sold;
•the supply of used equipment on the market;
•the existence and capacities of different sales outlets;
•the age of the equipment at the time it is sold;
•worldwide and domestic demand for used equipment; and
•general economic conditions.

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
We have operations outside the United States, in Canada and Europe. As a result, we may incur losses from the impact of foreign currency fluctuations and have higher costs than we otherwise would have due to the need to comply with foreign laws.
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
In addition, effective December 31, 2020, the UK officially withdrew its membership from the European Union (“Brexit”). The long-term effects of Brexit are uncertain and may include, among other things, greater restrictions on imports and exports between the UK and EU countries, a fluctuation in currency exchange rates and additional regulatory complexity. Our operations in the UK and Europe, as well as our North American operations, could be impacted by the global economic uncertainty caused by Brexit or the actual withdrawal by the UK from the EU. If we are unable to manage any of these risks effectively, our business could be adversely affected. Our operations in the EU represented an immaterial part of our business as of December 31, 2020.
Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.
Climate change and its association with greenhouse gas emissions is receiving increased attention from the scientific and political communities. The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories, among other matters. Such new laws or regulations, or stricter enforcement of existing laws and regulations, could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. Failure to comply with any legislation or regulation could potentially result in substantial fines, criminal sanctions or operational changes. Moreover, even without such legislation or regulation, increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm our reputation or reduce customer demand for our products and services.
Additionally, as severe weather events become increasingly common, our or our customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for our products and services. While we have invested in administration of programs and physical loss prevention improvements to mitigate the risk of natural disasters causing disruption to our ability to serve our customers and communities in times of need, extended periods of disruptions could have an adverse effect on our results of operations.
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
Legal and Regulatory Risks
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
We are in the ordinary course exposed to a variety of claims relating to our business. These claims include those relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees and (iii) employment-related claims. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover these claims for a number of reasons, including:

•our insurance policies, reflecting a program structure that we believe reflects market conditions for companies our size, are often subject to significant deductibles or self-insured retentions;
•our director and officer liability insurance policy has no deductible for individual non-indemnifiable loss, but is subject to a deductible for company reimbursement coverage;
•we do not currently maintain Company-wide stand-alone coverage for environmental liability (other than legally required coverage), since we believe the cost for such coverage is high relative to the benefit it provides; and
•certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.
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
Our 1,018 branch locations in the United States are located in 49 states, and Puerto Rico, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different and potentially conflicting requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 1,330 employees who are represented by unions and covered by collective bargaining agreements and approximately 16,920 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
As of January 1, 2021, we operated 1,165 rental locations. 1,018 of these locations are in the United States, 136 are in Canada and 11 are in Europe. The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our general rentals (GR) and trench, power and fluid solutions (TPF) segments.

United States
●	Alabama (GR 23, TPF 6)	●	Maine (GR 4)	●	Oklahoma (GR 24, TPF 4)
●	Alaska (GR 2)	●	Maryland (GR 13, TPF 7)	●	Oregon (GR 10, TPF 4)
●	Arizona (GR 14, TPF 5)	●	Massachusetts (GR 14, TPF 4)	●	Pennsylvania (GR 19, TPF 6)
●	Arkansas (GR 12, TPF 1)	●	Michigan (GR 9, TPF 4)	●	Puerto Rico (GR 2)
●	California (GR 79, TPF 34)	●	Minnesota (GR 10, TPF 3)	●	Rhode Island (GR 2)
●	Colorado (GR 13, TPF 5)	●	Mississippi (GR 12, TPF 1)	●	South Carolina (GR 19, TPF 7)
●	Connecticut (GR 6, TPF 2)	●	Missouri (GR 14, TPF 4)	●	South Dakota (GR 2)
●	Delaware (GR 2, TPF 1)	●	Montana (GR 1)	●	Tennessee (GR 22, TPF 9)
●	Florida (GR 41, TPF 23)	●	Nebraska (GR 2, TPF 1)	●	Texas (GR 118, TPF 33)
●	Georgia (GR 34, TPF 8)	●	Nevada (GR 7, TPF 4)	●	Utah (GR 3, TPF 3)
●	Idaho (GR 3)	●	New Hampshire (GR 1, TPF 1)	●	Vermont (GR 2)
●	Illinois (GR 15, TPF 8)	●	New Jersey (GR 10, TPF 6)	●	Virginia (GR 22, TPF 8)
●	Indiana (GR 6, TPF 1)	●	New Mexico (GR 7, TPF 1)	●	Washington (GR 20, TPF 6)
●	Iowa (GR 9, TPF 2)	●	New York (GR 20, TPF 1)	●	West Virginia (GR 5, TPF 1)
●	Kansas (GR 12, TPF 2)	●	North Carolina (GR 27, TPF 9)	●	Wisconsin (GR 8, TPF 1)
●	Kentucky (GR 11, TPF 1)	●	North Dakota (GR 5)	●	Wyoming (GR 4)
●	Louisiana (GR 34, TPF 13)	●	Ohio (GR 16, TPF 8)

	Canada		Europe
●	Alberta (GR 24, TPF 9)	●	France (TPF 4)
●	British Columbia (GR 22, TPF 5)	●	Germany (TPF 4)
●	Manitoba (GR 5)	●	Netherlands (TPF 1)
●	New Brunswick (GR 6, TPF 1)	●	United Kingdom (TPF 2)
●	Newfoundland (GR 6)
●	Nova Scotia (GR 4, TPF 1)
●	Ontario (GR 28, TPF 5)
●	Prince Edward Island (GR 1)
●	Quebec (GR 7, TPF 3)
●	Saskatchewan (GR 7, TPF 2)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 114 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.
We have a fleet of approximately 11,800 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 41 percent of this fleet is leased and the balance is owned.

Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2024. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2021, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2023. Further, we maintain a shared-service facility in Charlotte, North Carolina, where we occupy approximately 100,000 square feet under a lease that expires in 2031.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” As of January 1, 2021, there were 66 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2020 to October 31, 2020	23,435	(1)	$179.41	—
November 1, 2020 to November 30, 2020	770	(1)	$178.33	—
December 1, 2020 to December 31, 2020	5,638	(1)	$242.47	—
Total	29,843		$191.29	$—	$243,081,785
(1)All shares purchased were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 28, 2020, our Board authorized a $500 million share repurchase program, which commenced in the first quarter of 2020 and was intended to run for 12 months. The program was paused on March 18, 2020 due to the COVID-19 pandemic. We are currently unable to estimate when, or if, the program will be restarted, and we expect to provide an update at a future date.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.     Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2016 to 2020. The following acquired companies are reflected in our results of operations for all periods subsequent to the noted acquisition dates:
•In April 2017, we completed the acquisition of NES Rentals Holdings II, Inc. (“NES”). NES had annual revenues of approximately $369;
•In October 2017, we completed the acquisition of Neff Corporation ("Neff"). Neff had annual revenues of approximately $413;
•In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”). BakerCorp had annual revenues of approximately $295; and
•In October 2018, we completed the acquisition of Vander Holding Corporation and its subsidiaries (“BlueLine”). BlueLine had annual revenues of approximately $786.
The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Income statement data:
Total revenues (1)	$8,530	$9,351	$8,047	$6,641	$5,762
Total cost of revenues	5,347	5,681	4,683	3,872	3,359
Gross profit	3,183	3,670	3,364	2,769	2,403
Selling, general and administrative expenses	979	1,092	1,038	903	719
Merger related costs	—	1	36	50	—
Restructuring charge	17	18	31	50	14
Non-rental depreciation and amortization	387	407	308	259	255
Operating income	1,800	2,152	1,951	1,507	1,415
Interest expense, net	669	648	481	464	511
Other income, net	(8)	(10)	(6)	(5)	(5)
Income before provision (benefit) for income taxes	1,139	1,514	1,476	1,048	909
Provision (benefit) for income taxes (2)	249	340	380	(298)	343
Net income (2)	890	1,174	1,096	1,346	566
Basic earnings per share (2)	$12.24	$15.18	$13.26	$15.91	$6.49
Diluted earnings per share (2)	$12.20	$15.11	$13.12	$15.73	$6.45
(1)As discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the 2020 decline in revenue includes the impact of the novel coronavirus (“COVID-19”), which resulted in volume declines in response to shelter-in-place orders and other market restrictions.
(2)2017 includes the significant impact of the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The enactment of the Tax Act resulted in an estimated net income increase for the year ended December 31, 2017 of $689, or $8.05 per diluted share, primarily due to a one-time revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, which was partially offset by the impact of a one-time transition tax on our unremitted foreign earnings and profits, which we elected to pay over an eight-year period. The Tax Act reduced the U.S. federal statutory tax rate from 35 percent to 21 percent, and years subsequent to 2017 reflect the lower tax rate.

	December 31,
	2020	2019	2018	2017	2016
	(in millions)
Balance sheet data:
Total assets	$17,868	$18,970	$18,133	$15,030	$11,988
Total debt	9,682	11,428	11,747	9,440	7,790
Stockholders’ equity	4,545	3,830	3,403	3,106	1,648

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
COVID-19
As discussed in note 1 to our consolidated financial statements, the COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals, and on the global economy, is uncertain. See "Item 1. Business- Industry Overview and Economic Outlook" above for a discussion of market performance in 2020.
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
3.Disciplined capital expenditures: We have a substantial degree of flexibility in managing our capital expenditures and fleet capacity. Net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) for 2020 decreased $1.198 billion, or 92 percent, year-over-year.
4.Controlling core operating expenses: A significant portion of our cash operating costs are variable in nature. Since March 2020, we have significantly reduced overtime and temporary labor primarily in response to the impact of COVID-19. Furthermore, we continue to leverage our current capacity to reduce the need for third-party delivery and repair services, and minimize other discretionary expenses across general and administrative areas.
5.Proactively managing the balance sheet with a focus on liquidity: We are focused on ensuring that we maintain ample liquidity to meet our business needs as the impact of COVID-19 evolves. As a result, our current $500 share repurchase program was paused in mid-March 2020. At December 31, 2020, our total liquidity was $3.073 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities. We have no note maturities until 2026.
The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As discussed below, the response plan above helped mitigate the impact of COVID-19 on our results.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,165 rental locations in the U.S., Canada and Europe. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $13.8 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2020, equipment rental revenues represented 84 percent of our total revenues.
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
•The continued expansion of our trench, power and fluid solutions footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network. We believe that the expansion of our trench, power and fluid solutions business, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
In 2021, based on our analyses of industry forecasts and macroeconomic indicators, we expect modest market recovery following the declines experienced in 2020, which included the pronounced impact of COVID-19. See "Item 1. Business- Industry Overview and Economic Outlook" above for a discussion of market performance in 2020. Specifically, we expect that North American industry equipment rental revenue will increase approximately 2 percent, with higher growth expected in Canada than the U.S.
As discussed below, fleet productivity is a comprehensive metric that reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. For the full year 2020:
•Equipment rentals decreased 10.3 percent year-over-year, including the impact of COVID-19 on volumes;
•Average OEC decreased 2.2 percent year-over-year;
•Fleet productivity decreased 6.9 percent, primarily due to the impact of COVID-19 since March, when rental volume declined in response to shelter-in-place orders and other market restrictions; and
•74 percent of equipment rental revenue was derived from key accounts, as compared to 72 percent in 2019. Key accounts are each managed by a single point of contact to enhance customer service.
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
•Redeemed all $750 principal amount of our 4 5/8 percent Senior Notes due 2025; and

•Amended and extended our accounts receivable securitization facility, including a reduction in the size of the facility from $975 to $800.
We have also used cash generated from operations to reduce borrowings under the ABL facility, and total debt has decreased $1.746 billion, or 15.3 percent, since December 31, 2019. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, and, in 2020, capital expenditures decreased significantly year-over-year. The decreased capital expenditures contributed to our ability to use proceeds from operations to reduce borrowings under the ABL facility. As of December 31, 2020, we had available liquidity of $3.073 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2020 are presented below.

	Year Ended December 31,
	2020	2019	2018
Net income	$890	$1,174	$1,096
Diluted earnings per share	$12.20	$15.11	$13.12

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2020 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entity.

	Year Ended December 31,
	2020		2019		2018
Tax rate applied to items below	25.2%		25.3%		25.5%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$(1)	$(0.01)	$(27)	$(0.32)
Merger related intangible asset amortization (2)	(163)	(2.22)	(194)	(2.48)	(147)	(1.76)
Impact on depreciation related to acquired fleet and property and equipment (3)	(6)	(0.08)	(30)	(0.39)	(16)	(0.19)
Impact of the fair value mark-up of acquired fleet (4)	(37)	(0.51)	(56)	(0.72)	(49)	(0.59)
Restructuring charge (5)	(13)	(0.18)	(14)	(0.18)	(23)	(0.28)
Asset impairment charge (6)	(27)	(0.37)	(4)	(0.05)	—	—
Loss on extinguishment of debt securities and amendment of ABL facility (7)	(137)	(1.88)	(45)	(0.58)	—	—

(1)This reflects transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions that were completed in 2018. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
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
(5)As discussed in note 5 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.
(6)This reflects write-offs of leasehold improvements and other fixed assets. As discussed in note 5 to our consolidated financial statements, the 2020 charges primarily reflect the discontinuation of certain equipment programs, and were not related to COVID-19.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018
Net income	$890	$1,174	$1,096
Provision for income taxes	249	340	380
Interest expense, net	669	648	481
Depreciation of rental equipment	1,601	1,631	1,363
Non-rental depreciation and amortization	387	407	308
EBITDA	3,796	4,200	3,628
Merger related costs (1)	—	1	36
Restructuring charge (2)	17	18	31
Stock compensation expense, net (3)	70	61	102
Impact of the fair value mark-up of acquired fleet (4)	49	75	66
Adjusted EBITDA	$3,932	$4,355	$3,863
Net income margin	10.4%	12.6%	13.6%
Adjusted EBITDA margin	46.1%	46.6%	48.0%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$2,658	$3,024	$2,853
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(14)	(15)	(12)
Gain on sales of rental equipment	332	313	278
Gain on sales of non-rental equipment	8	6	6
Insurance proceeds from damaged equipment	40	24	22
Merger related costs (1)	—	(1)	(36)
Restructuring charge (2)	(17)	(18)	(31)
Stock compensation expense, net (3)	(70)	(61)	(102)
Loss on extinguishment of debt securities and amendment of ABL facility (5)	(183)	(61)	—
Changes in assets and liabilities	241	170	124
Cash paid for interest	483	581	455
Cash paid for income taxes, net	318	238	71
EBITDA	3,796	4,200	3,628
Add back:
Merger related costs (1)	—	1	36
Restructuring charge (2)	17	18	31
Stock compensation expense, net (3)	70	61	102
Impact of the fair value mark-up of acquired fleet (4)	49	75	66
Adjusted EBITDA	$3,932	$4,355	$3,863
_________________

(1)This reflects transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions that were completed in 2018. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
(2)As discussed in note 5 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.
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
For the year ended December 31, 2020, net income decreased $284, or 24.2 percent, and net income margin decreased 220 basis points to 10.4 percent. For the year ended December 31, 2020, adjusted EBITDA decreased $423, or 9.7 percent, and adjusted EBITDA margin decreased 50 basis points to 46.1 percent.
The year-over-year decrease in net income margin primarily reflected 1) decreased gross margin from equipment rentals and 2) increased interest expense, partially offset by lower year-over-year 3) income tax expense and 4) selling, general and administrative ("SG&A") expense as a percentage of revenue. Equipment rentals gross margin decreased 220 basis points year-over-year, with 190 basis points of the margin decline due to an increase in depreciation expense as a percentage of revenue. Depreciation expense included a $30 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense decreased slightly from 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March 2020, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The remaining 30 basis point decline in equipment rentals gross margin was primarily due to the impact of COVID-19, partially offset by actions we have taken to manage operating costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services. See "Results of Operations-Gross Margin" below for further discussion of equipment rentals gross margin. Interest expense, net increased $21 year-over-year. Interest expense, net for the years ended December 31, 2020 and 2019 included debt redemption losses of $183 and $61, respectively. Excluding the impact of these losses, interest expense, net for the year ended December 31, 2020 decreased primarily due to decreases in average debt and the average cost of debt. Year-over-year, the effective income tax rate was largely flat, but income tax expense decreased as a percentage of revenue. SG&A expense as a percentage of revenue decreased primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by increases in salaries and stock compensation as a percentage of revenue. Total salary and stock compensation expense was largely flat year-over-year, generally reflecting normal variability, but increased as a percentage of revenue due in part to the COVID-19 impact on revenue.
The decrease in the adjusted EBITDA margin primarily reflects 1) lower margins from equipment rentals (excluding depreciation), sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) and service and other revenues and 2) changes in revenue mix, in particular an increase in the proportion of revenue from sales of rental equipment, partially offset by 3) the impact of decreased SG&A expense (excluding stock compensation). Equipment rentals margin (excluding depreciation) decreased 30 basis points primarily due to the impact of COVID-19, partially offset by actions we have taken to manage operating costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services. See "Results of Operations-Gross Margin" below for further discussion of equipment rentals gross margin. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) decreased primarily due to changes in pricing and the mix of equipment sold. The decreased gross margin from service and other revenues reflected the impact of COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs. SG&A expense (excluding stock compensation) as a percentage of revenue decreased primarily due to significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by an increase in salaries as a percentage of revenue. Salary expense was largely flat year-over-year, generally reflecting normal variability, but increased as a percentage of revenue due in part to the COVID-19 impact on revenue.
For the year ended December 31, 2019, net income increased $78, or 7.1 percent, and net income margin decreased 100 basis points to 12.6 percent. For the year ended December 31, 2019, adjusted EBITDA increased $492, or 12.7 percent, and adjusted EBITDA margin decreased 140 basis points to 46.6 percent.
The year-over-year decrease in net income margin primarily reflected 1) decreased gross margin from equipment rentals and 2) increased interest expense, partially offset by lower year-over-year 3) income tax expense and 4) SG&A expense as a percentage of revenue. Equipment rentals gross margin decreased 240 basis points year-over-year, due primarily to the impact of the BlueLine and BakerCorp acquisitions and increased operating costs. The BlueLine and BakerCorp acquisitions were significant drivers of the 19.7 percent depreciation increase, which exceeded the equipment rentals increase of 14.8 percent. Operating costs were impacted by repair and repositioning initiatives that resulted in increased repairs and maintenance expense, which increased 22.4 percent (such increase includes the impact of both 1) the BlueLine and BakerCorp acquisitions and 2) the repair and repositioning initiatives). Net interest expense increased $167 year-over-year primarily due to the debt issued to fund the BakerCorp and BlueLine acquisitions and a $61 debt redemption loss. Our effective tax rate decreased 320 basis points year-over-year primarily due to federal tax credits and favorable changes in the state jurisdictional mix of income. The decrease in SG&A expense as a percentage of revenue primarily reflects a reduction in stock compensation as a percentage of revenue, and decreased bad debt expense. The reduced bad debt expense primarily reflects our adoption in 2019 of an updated lease accounting standard (see note 13 to the consolidated financial statements for further detail). This standard requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue (such amounts were recognized as SG&A expense prior to 2019).
As discussed above, we completed the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively, and the adjusted EBITDA increase for 2019 includes the impact of these acquisitions. The decrease in the adjusted EBITDA margin primarily reflects the impact of the BakerCorp and BlueLine acquisitions.
Revenues. Revenues for each of the three years in the period ended December 31, 2020 were as follows:

	Year Ended December 31,			Change
	2020	2019	2018	2020	2019
Equipment rentals*	$7,140	$7,964	$6,940	(10.3)%	14.8%
Sales of rental equipment	858	831	664	3.2%	25.2%
Sales of new equipment	247	268	208	(7.8)%	28.8%
Contractor supplies sales	98	104	91	(5.8)%	14.3%
Service and other revenues	187	184	144	1.6%	27.8%
Total revenues	$8,530	$9,351	$8,047	(8.8)%	16.2%
*Equipment rentals variance components:
Year-over-year change in average OEC				(2.2)%	17.7%
Assumed year-over-year inflation impact (1)				(1.5)%	(1.5)%
Fleet productivity (2)				(6.9)%	(2.2)%
Contribution from ancillary and re-rent revenue (3)				0.3%	0.8%
Total change in equipment rentals				(10.3)%	14.8%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC					4.9%
Assumed year-over-year inflation impact (1)					(1.5)%
Fleet productivity (2)					0.6%
Contribution from ancillary and re-rent revenue (3)					0.1%
Total change in equipment rentals					4.1%
_________________

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
(4)We completed the acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively. The pro forma information includes the standalone, pre-acquisition results of BakerCorp and BlueLine. The pro forma components are not reflected above for 2020 versus 2019 because BakerCorp and BlueLine are fully reflected in our results for these periods.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these "ancillary fees" represented approximately 13 percent of equipment rental revenue in 2020. Delivery and pick-up revenue, which represented approximately seven percent of equipment rental revenue in 2020, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2020 total revenues of $8.5 billion decreased 8.8 percent compared with 2019. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the year ended December 31, 2020). Equipment rentals decreased 10.3 percent. COVID-19 began to impact our operations in March 2020. Through February 2020, equipment rentals were up slightly year-over-year. Since March, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 6.9 percent, primarily due to the impact of COVID-19 since March, when rental volume declined in response to shelter-in-place orders and other market restrictions.

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
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of December 31, 2020 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See note 3 to our consolidated financial statements for further detail.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $174 or $226, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $18. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $35 or $54, respectively.
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
As discussed in note 2 to our consolidated financial statements, in 2020, we adopted accounting guidance that eliminated the second step from the goodwill impairment test (this guidance did not have a significant impact on our financial statements). Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. We did not perform this second step for the goodwill impairment test conducted as of October 1, 2020 or 2019 (for 2020, because the adopted accounting guidance eliminated the second step, and, for 2019, because there was no indication that an impairment may have existed). The first step of the impairment test requires comparing the fair value of a reporting unit with its carrying amount. Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2020, we bypassed the qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. We considered the impact of COVID-19 when performing the test, and it did not have a material impact on the test results. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Fluid Solutions Europe reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 42 percent. As discussed above, in July 2018, we completed the acquisition of BakerCorp. All of the assets in the Fluid Solutions Europe reporting unit were acquired in the BakerCorp acquisition. The estimated fair value of our Fluid Solutions Europe reporting unit exceeded its carrying amount by 22 percent. As all of the assets in the Fluid Solutions Europe reporting unit were recorded at fair value as of the July 2018 acquisition date, we expected the percentage by which the Fluid Solutions Europe reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
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
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our rental equipment and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future pre-tax cash flows (undiscounted and without interest charges). If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We also conduct impairment reviews in connection with branch consolidations and other changes in our business. As discussed in note 5 to our consolidated financial statements, during the year ended December 31, 2020, we recorded asset impairment charges of $36, which principally relate to the discontinuation of certain equipment programs, and were not related to COVID-19. We recognized immaterial asset impairment charges during the years ended December 31, 2019 and 2018.
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In the fourth quarter of 2020, we identified $135 of cash in our foreign operations in excess of near-term working capital needs, and determined that this amount could no longer be considered indefinitely reinvested. As a result, our prior assertion that all undistributed earnings of our foreign subsidiaries should be considered indefinitely reinvested has changed, and, in the fourth quarter of 2020, we recorded the immaterial taxes on a distribution of the $135 of cash.
We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes.
The Tax Act discussed above required a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments, which we primarily recognized upon adoption of the Tax Act in 2017. As discussed in note 14 to the consolidated financial statements, we completed our accounting for the tax effects of enactment of the Tax Act in 2018.
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
As discussed in note 4 to our consolidated financial statements, we aggregate our eleven geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended December 31, 2020, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 25 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the five year period ended December 31, 2020, the general rentals' region with the lowest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 30.9 percent for the five year period ended December 31, 2020 was 25 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was less than the other general rentals' regions during this period primarily due to declines in the oil and gas business in the region. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
We similarly monitor the margin variances for the regions in the trench, power and fluid solutions segment. The trench, power and fluid solutions segment includes the locations acquired in the July 2018 BakerCorp acquisition. As such, there is not a long history of the acquired locations' rental margins included in the trench, power and fluid solutions segment. When monitoring for margin convergence, we include projected future results. We monitor the trench, power and fluid solutions segment margin variances and confirm the expectation of future convergence on a quarterly basis. The historic, pre-acquisition margins for the acquired BakerCorp locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisition, as a result of which, we expect future margin convergence.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Year Ended December 31, 2020
Equipment rentals	$5,472	$1,668	$7,140
Sales of rental equipment	785	73	858
Sales of new equipment	214	33	247
Contractor supplies sales	64	34	98
Service and other revenues	164	23	187
Total revenue	$6,699	$1,831	$8,530
Year Ended December 31, 2019
Equipment rentals	$6,202	$1,762	$7,964
Sales of rental equipment	768	63	831
Sales of new equipment	238	30	268
Contractor supplies sales	71	33	104
Service and other revenues	157	27	184
Total revenue	$7,436	$1,915	$9,351
Year Ended December 31, 2018
Equipment rentals	$5,550	$1,390	$6,940
Sales of rental equipment	619	45	664
Sales of new equipment	186	22	208
Contractor supplies sales	68	23	91
Service and other revenues	127	17	144
Total revenue	$6,550	$1,497	$8,047

Equipment rentals. 2020 equipment rentals of $7.1 billion decreased 10.3 percent. COVID-19 began to impact our operations in March 2020. Through February 2020, equipment rentals were up slightly year-over-year. Since March, equipment rentals have decreased year-over-year, primarily due to the impact of COVID-19. Fleet productivity decreased 6.9 percent, primarily due to the impact of COVID-19 since March, when rental volume declined in response to shelter-in-place orders and other market restrictions. Through February, fleet productivity was flat year-over-year and in line with expectations. Equipment rentals represented 84 percent of total revenues in 2020.
On a segment basis, equipment rentals represented 82 percent and 91 percent of total revenues for general rentals and trench, power and fluid solutions, respectively. General rentals equipment rentals decreased 11.8 percent as compared to 2019, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. Trench, power and fluid solutions equipment rentals decreased 5.3 percent as compared to 2019, primarily due to COVID-19, partially offset by a slight increase in average OEC.
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
Sales of rental equipment. For the three years in the period ended December 31, 2020, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2020 sales of rental equipment did not change materially from 2019. 2019 sales of rental equipment of $831 increased 25.2 percent from 2018 primarily reflecting increased volume, which included the impact of the BlueLine acquisition, driven by a larger fleet size in a strong used equipment market. Average OEC for the year ended December 31, 2019 increased 17.7 percent year-over-year.
Sales of new equipment. For the three years in the period ended December 31, 2020, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2020 sales of new equipment of $247 decreased 7.8 percent from 2019 primarily due to the impact of COVID-19. 2019 sales of new equipment of $268 increased 28.8 percent from 2018 primarily reflecting increased volume driven by broad-based demand.
Sales of contractor supplies. For the three years in the period ended December 31, 2020, sales of contractor supplies represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2020 sales of contractor supplies did not change materially from 2019, and 2019 sales of contractor supplies did not change materially from 2018.
Service and other revenues. For the three years in the period ended December 31, 2020, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2020 service and other revenues did not change materially from 2019. 2019 service and other revenues of $184 increased 27.8 percent from 2018 primarily reflecting an increased emphasis on this line of business and the impact of the BlueLine acquisition.
Fourth Quarter 2020 Items. As discussed in note 12 to our consolidated financial statements, in the fourth quarter of 2020, we redeemed all of our 4 5/8 percent Senior Notes due 2025, using borrowings available under our ABL facility. Upon redemption, we recognized a loss of $24 in interest expense, net, reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
 Fourth Quarter 2019 Items. In the fourth quarter of 2019, we issued $750 aggregate principal amount of 3 7/8 percent Senior Secured Notes due 2027 and redeemed all of our 4 5/8 percent Senior Secured Notes. Upon redemption, we recognized a loss of $29 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes. In the fourth quarter of 2019, we also completed the $1.25 billion share repurchase program that commenced in July 2018.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2020 were as follows:

	General rentals	Trench, power and fluid solutions	Total
2020
Equipment Rentals Gross Profit	$1,954	$765	$2,719
Equipment Rentals Gross Margin	35.7%	45.9%	38.1%
2019
Equipment Rentals Gross Profit	$2,407	$800	$3,207
Equipment Rentals Gross Margin	38.8%	45.4%	40.3%
2018
Equipment Rentals Gross Profit	$2,293	$670	$2,963
Equipment Rentals Gross Margin	41.3%	48.2%	42.7%

General rentals. For the three years in the period ended December 31, 2020, general rentals accounted for 75 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. For the year ended December 31, 2020, general rentals’ equipment rentals gross profit decreased by $453, and equipment rentals gross margin decreased by 310 basis points, from 2019, with 240 basis points of the margin decline due to an increase in depreciation expense as a percentage of revenue. The increase in depreciation expense includes a $26 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense decreased slightly from 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March 2020, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The remaining 70 basis point decline in equipment rentals gross margin was primarily due to the impact of COVID-19, partially offset by the impact of actions we have taken to manage operating costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services.

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
Trench, power and fluid solutions. For the year ended December 31, 2020, equipment rentals gross profit decreased by $35, and equipment rentals gross margin increased by 50 basis points from 2019. The increased gross margin primarily reflected decreases in certain operating costs, including delivery, repairs and labor, partially offset by increases in depreciation expense and certain fixed expenses, such as facility costs, as a percentage of revenue. As noted above, we have reduced overtime and temporary labor primarily in response to the impact of COVID-19, and have leveraged our current capacity to reduce the need for third-party delivery and repair services. Depreciation expense was largely flat year-over-year, but increased as a percentage of revenue, primarily due to COVID-19.
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
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2020	2019	2018	2020	2019
Total gross margin	37.3%	39.2%	41.8%	(190) bps	(260) bps
Equipment rentals	38.1%	40.3%	42.7%	(220) bps	(240) bps
Sales of rental equipment	38.7%	37.7%	41.9%	100 bps	(420) bps
Sales of new equipment	13.4%	13.8%	13.9%	(40) bps	(10) bps
Contractor supplies sales	29.6%	29.8%	34.1%	(20) bps	(430) bps
Service and other revenues	37.4%	44.6%	43.8%	(720) bps	80 bps
2020 gross margin of 37.3 percent decreased 190 basis points from 2019. Equipment rentals gross margin decreased 220 basis points year-over-year, with 190 basis points of the margin decline due to an increase in depreciation expense as a percentage of revenue. Depreciation expense included a $30 asset impairment charge, which was not related to COVID-19, associated with the discontinuation of certain equipment programs. Excluding the impact of the asset impairment charge, depreciation expense decreased slightly from 2019, but increased as a percentage of revenue, primarily due to COVID-19. As noted above, COVID-19 began to impact our operations in March 2020, and, since then, equipment rentals have remained down year-over-year in response to shelter-in-place orders and other market restrictions. The remaining 30 basis point decline in equipment rentals gross margin was primarily due to the impact of COVID-19, partially offset by the impact of actions we have taken to manage operating costs, such as the reduction of overtime and temporary labor, and the leveraging of our current capacity to reduce the need for third-party delivery and repair services. Gross margin from sales of rental equipment increased 100 basis points from 2019 primarily due to lower margin sales of fleet acquired in the BlueLine acquisition in 2019. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability and, to varying degrees, the impact of COVID-19, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2020). Gross margin from service and other revenues was particularly impacted by COVID-19, which resulted in reduced training revenue without a proportionate reduction in costs.

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
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2020:

	Year Ended December 31,			Change
	2020	2019	2018	2020	2019
Selling, general and administrative ("SG&A") expense	$979	$1,092	$1,038	(10.3)%	5.2%
SG&A expense as a percentage of revenue	11.5%	11.7%	12.9%	(20) bps	(120) bps
Merger related costs	—	1	36	(100.0)%	(97.2)%
Restructuring charge	17	18	31	(5.6)%	(41.9)%
Non-rental depreciation and amortization	387	407	308	(4.9)%	32.1%
Interest expense, net	669	648	481	3.2%	34.7%
Other income, net	(8)	(10)	(6)	(20.0)%	66.7%
Provision (benefit) for income taxes	249	340	380	(26.8)%	(10.5)%
Effective tax rate	21.9%	22.5%	25.7%	(60) bps	(320) bps

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The decrease in SG&A expense as a percentage of revenue for the year ended December 31, 2020 primarily reflects significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, partially offset by increases in salaries and stock compensation as a percentage of revenue. Total salary and stock compensation expense was largely flat year-over-year, generally reflecting normal variability, but increased as a percentage of revenue due in part to the COVID-19 impact on revenue. The decrease in SG&A expense as a percentage of revenue for the year ended December 31, 2019 primarily reflects a reduction in stock compensation as a percentage of revenue, and decreased bad debt expense. The reduced bad debt expense primarily reflects our adoption in 2019 of an updated lease accounting standard (see note 13 to the consolidated financial statements for further detail). This standard requires that we recognize doubtful accounts associated with lease revenues as a reduction to equipment rentals revenue (such amounts were recognized as SG&A expense prior to 2019).
The merger related costs reflect transaction costs associated with the NES and Neff acquisitions that were completed in 2017, and the BakerCorp and BlueLine acquisitions that were completed in 2018. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. The historic acquisitions that have included merger related costs are RSC, which had annual revenues of approximately $1.5 billion prior to the acquisition, National Pump, which had annual revenues of over $200 prior to the acquisition, NES, which had annual revenues of approximately $369 prior to the acquisition, Neff, which had annual revenues of approximately $413 prior to the acquisition, BakerCorp, which had annual revenues of approximately $295 prior to the acquisition, and BlueLine, which had annual revenues of approximately $786 prior to the acquisition.
The restructuring charges for the years ended December 31, 2020, 2019 and 2018 primarily reflect severance costs and branch closure charges associated with our restructuring programs. See note 5 to our consolidated financial statements for additional information.
Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increase in non-rental depreciation and amortization for the year ended December 31, 2019 primarily reflects the impact of the BakerCorp and BlueLine acquisitions discussed above.
Interest expense, net for the years ended December 31, 2020 and 2019 included aggregate debt redemption losses of $183 and $61, respectively. The debt redemption losses primarily reflect the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net for the year ended December 31, 2020 decreased by 17.2 percent year-over-year primarily due to decreases in average debt and the average cost of debt. Excluding the impact of the 2019 losses, interest expense, net for the year ended December 31, 2019 increased year-over-year primarily due to the impact of higher average debt. The year-over-year increase in average debt includes the impact of the debt used to finance the BakerCorp and BlueLine acquisitions discussed above.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 14 to our consolidated financial statements.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the year ended December 31, 2020, although it will impact the timing of future cash payments for taxes. As of December 31, 2020, we have deferred employer payroll taxes of $54 under the CARES Act, with approximately half of the deferral due in each of 2021 and 2022.
Balance sheet. Accounts receivable, net decreased by $215, or 14.1 percent, from December 31, 2019 to December 31, 2020 primarily due to decreased revenue, which included the impact of COVID-19. Prepaid expenses and other assets increased by $235, or 167.9 percent, from December 31, 2019 to December 31, 2020, primarily due to deposits placed on rental equipment as of December 31, 2020, as discussed further in note 6 to our consolidated financial statements.
Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the 2020 capital structure actions taken to improve our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $3.7 billion of Holdings' common stock under five completed share repurchase programs. On January 28, 2020, our Board of Directors authorized a new $500 share repurchase program, which commenced in the first quarter of 2020 and was intended to run for 12 months. Through March 18, 2020, when the program was paused due to the COVID-19 pandemic, we repurchased $257 of common stock under the program. We are currently unable to estimate when, or if, the program will be restarted, and we expect to provide an update at a future date.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of December 31, 2020, we had cash and cash equivalents of $202. Cash equivalents at December 31, 2020 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2020:

ABL facility:
Borrowing capacity, net of letters of credit	$2,705
Outstanding debt, net of debt issuance costs (1)	977
Interest rate at December 31, 2020	1.4%
Average month-end principal amount of debt outstanding (1)	794
Weighted-average interest rate on average debt outstanding	1.9%
Maximum month-end principal amount of debt outstanding (1)	1,494
Accounts receivable securitization facility:
Borrowing capacity	166
Outstanding debt, net of debt issuance costs	634
Interest rate at December 31, 2020	1.5%
Average month-end principal amount of debt outstanding	667
Weighted-average interest rate on average debt outstanding	1.8%
Maximum month-end principal amount of debt outstanding	811
 ___________________
(1)The outstanding amount of debt under the ABL facility and the average outstanding amount are less than the maximum outstanding amount primarily due to the use of proceeds (i) from the issuance of 4 percent Senior Notes discussed in note 12 to the consolidated financial statements and (ii) from operations to reduce borrowings under the facility. At the time of the 4 percent Senior Notes offering, we indicated our expectation that we would re-borrow an amount equal to the net proceeds from the offering, along with additional borrowings under the ABL facility, to redeem the $800 principal amount of our 5 1/2 percent Senior Notes due 2025 on or after July 15, 2020. Prior to redeeming the 5 1/2 percent Senior Notes due 2025, we considered the impact of COVID-19 on liquidity, and assessed our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In August 2020, we redeemed the 5 1/2 percent Senior Notes due 2025. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, and, in 2020, capital expenditures decreased significantly year-over-year. The decreased capital expenditures contributed to our ability to use proceeds from operations to reduce borrowings under the ABL facility.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 25, 2021 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba2	Positive
Standard & Poor’s	BB	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $103 and $1.301 billion in 2020 and 2019, respectively. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to the year-over-year decrease in net rental capital expenditures.
Loan Covenants and Compliance. As of December 31, 2020, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2020, we (i) generated cash from operating activities of $2.658 billion, which included $300 of cash outflow for refundable deposits on expected rental equipment purchases, as discussed further in note 6 to the consolidated financial statements, and (ii) generated cash from the sale of rental and non-rental equipment of $900. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.158 billion, (ii) make debt payments, net of proceeds, of $1.985 billion and (iii) purchase shares of our common stock for $286. During 2019, we (i) generated cash from operating activities of $3.024 billion and (ii) generated cash from the sale of rental and non-rental equipment of $868. We used cash during this period principally to (i) purchase rental and non-rental equipment of $2.350 billion, (ii) purchase other companies for $249, (iii) make debt payments, net of proceeds, of $418 and (iv) purchase shares of our common stock for $870.

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

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$2,658	$3,024	$2,853
Purchases of rental equipment	(961)	(2,132)	(2,106)
Purchases of non-rental equipment	(197)	(218)	(185)
Proceeds from sales of rental equipment	858	831	664
Proceeds from sales of non-rental equipment	42	37	23
Insurance proceeds from damaged equipment	40	24	22
Free cash flow	$2,440	$1,566	$1,271

Free cash flow for the year ended December 31, 2020 was $2.440 billion, an increase of $874 as compared to $1.566 billion for the year ended December 31, 2019. Free cash flow increased primarily due to decreased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by reduced net cash provided by operating activities, which included the impact of a $300 cash outflow in 2020 for refundable deposits on expected rental equipment purchases, as discussed further in note 6 to the consolidated financial statements. Net rental capital expenditures decreased $1.198 billion, or 92 percent, year-over-year. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to the year-over-year decrease in net rental capital expenditures. Free cash flow for the year ended December 31, 2019 was $1.566 billion, an increase of $295 as compared to $1.271 billion for the year ended December 31, 2018. Free cash flow increased primarily due to increased cash provided by operating activities and increased proceeds from sales of rental equipment. Net rental capital expenditures decreased $141, or 10 percent, year-over-year.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Debt and finance leases (1)	$704	$47	$36	$1,004	$939	$7,025	$9,755
Interest due on debt (2)	376	371	370	357	351	853	2,678
Operating leases (1)	205	176	144	112	76	113	826
Service agreements (3)	16	15	16	—	—	—	47
Purchase obligations (4)	1,569	—	—	—	—	—	1,569
Transition tax on unremitted foreign earnings and profits (5)	—	—	—	—	—	5	5
Total (6)	$2,870	$609	$566	$1,473	$1,366	$7,996	$14,880

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
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2020.
(3)    These primarily represent service agreements with third parties to provide wireless and network services.
(4)    As of December 31, 2020, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed throughout 2021. The total above includes $300 for refundable deposits on expected rental equipment purchases, as discussed further in note 6 to the consolidated financial statements. In 2020, due primarily to COVID-19, we canceled a significant portion of our purchase orders. In the fourth quarter of 2020, we entered into a significant amount of purchase commitments, which increased the obligations to levels that are consistent with historic obligations. The obligations above reflect our continuing assessment of the impact of COVID-19, which will also inform our future purchases.
(5)    The Tax Cuts and Jobs Act, which was enacted in December 2017, included a transition tax on unremitted foreign earnings and profits. We have elected to pay the transition tax amount payable of $55 over an eight-year period. The amount that we expect to pay as reflected in the table above represents the total we owe, net of an overpayment of federal taxes, which we are required to apply to the transition tax
(6)    This information excludes $10 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities. Additionally, we are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” Our self-insurance reserves totaled $127 at December 31, 2020. Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement because historical trends are not necessarily predictive of the future, and, accordingly, are not included in the table above.
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
Information Regarding Guarantors of URNA Indebtedness
URNA is 100 percent owned by Holdings and has certain outstanding indebtedness that is guaranteed by both Holdings and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by our Canadian subsidiary of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries or the SPV (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Holdings’ other subsidiaries. Holdings consolidates each of URNA and the guarantor subsidiaries in its consolidated financial statements. URNA and the guarantor subsidiaries are all 100 percent-owned and controlled by Holdings. Holdings’ guarantees of URNA’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. The Holdings guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by Holdings will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.
The guarantees of Holdings and the guarantor subsidiaries are made on a joint and several basis. The guarantees of the guarantor subsidiaries are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met, designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants or the notes being rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA. Like the Holdings guarantees, the guarantees of the guarantors subsidiaries are subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of December 31, 2020, indebtedness of our non-guarantors included (i) $634 of outstanding borrowings by the

SPV in connection with the Company’s accounts receivable securitization facility, (ii) $5 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $11 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of December 31, 2020, the amount available for distribution under the most restrictive of these covenants was $1.060 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of December 31, 2020, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $4.064 billion.
Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that Holdings’ guarantees of URNA indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Holdings, URNA and the consolidated guarantor subsidiaries in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented.
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

December 31, 2020
Current assets	$496
Long-term assets	16,461
Total assets	16,957
Current liabilities	1,151
Long-term liabilities	11,261
Total liabilities	12,412
Year Ended December 31, 2020
Total revenues	$7,796
Gross profit	2,910
Net income	890

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of December 31, 2020, we had an aggregate of $2.6 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. See note 12 to our consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of December 31, 2020 under these facilities. As of December 31, 2020, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $20 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2020, we had an aggregate of $7.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2020 would increase the fair value of our fixed rate indebtedness by approximately seven percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Our presence in Europe is limited, and most of our foreign revenue and income is from Canada. During the year ended December 31, 2020, our foreign subsidiaries accounted for $733, or 9 percent, of our total revenue of $8.530 billion, and $83, or 7 percent, of our total pretax income of $1.139 billion.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 27, 2021 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2016-02
As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases and associated amendments (Topic 842), using the modified retrospective method.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $5.2 billion. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimations required to determine the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, including the discount rates, revenue growth rates, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) margin, capital expenditures, long-term growth rates and market multiples, all of which are affected by expectations about future operational, rental industry market or economic conditions, including the impact of COVID-19.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s development and review of the significant assumptions described above and review of the reasonableness of the data utilized in the Company’s valuation analysis.

To test the fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, including the impact of COVID-19, and key performance indicators, and evaluated whether changes in the company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In performing our testing, we utilized internal valuation specialists to assist us in evaluating the Company’s valuation model and related significant assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Stamford, Connecticut
January 27, 2021

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$202	$52
Accounts receivable, net of allowance for doubtful accounts of $108 at December 31, 2020 and $103 at December 31, 2019	1,315	1,530
Inventory	125	120
Prepaid expenses and other assets	375	140
Total current assets	2,017	1,842
Rental equipment, net	8,705	9,787
Property and equipment, net	604	604
Goodwill	5,168	5,154
Other intangible assets, net	648	895
Operating lease right-of-use assets	688	669
Other long-term assets	38	19
Total assets	$17,868	$18,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$704	$997
Accounts payable	466	454
Accrued expenses and other liabilities	720	747
Total current liabilities	1,890	2,198
Long-term debt	8,978	10,431
Deferred taxes	1,768	1,887
Operating lease liabilities	549	533
Other long-term liabilities	138	91
Total liabilities	13,323	15,140
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,210,157 and 72,196,648 shares issued and outstanding, respectively, at December 31, 2020 and 113,825,667 and 74,362,195 shares issued and outstanding, respectively, at December 31, 2019	1	1
Additional paid-in capital	2,482	2,440
Retained earnings	6,165	5,275
Treasury stock at cost—42,013,509 and 39,463,472 shares at December 31, 2020 and December 31, 2019, respectively	(3,957)	(3,700)
Accumulated other comprehensive loss	(146)	(186)
Total stockholders’ equity	4,545	3,830
Total liabilities and stockholders’ equity	$17,868	$18,970

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Equipment rentals	$7,140	$7,964	$6,940
Sales of rental equipment	858	831	664
Sales of new equipment	247	268	208
Contractor supplies sales	98	104	91
Service and other revenues	187	184	144
Total revenues	8,530	9,351	8,047
Cost of revenues:
Cost of equipment rentals, excluding depreciation	2,820	3,126	2,614
Depreciation of rental equipment	1,601	1,631	1,363
Cost of rental equipment sales	526	518	386
Cost of new equipment sales	214	231	179
Cost of contractor supplies sales	69	73	60
Cost of service and other revenues	117	102	81
Total cost of revenues	5,347	5,681	4,683
Gross profit	3,183	3,670	3,364
Selling, general and administrative expenses	979	1,092	1,038
Merger related costs	—	1	36
Restructuring charge	17	18	31
Non-rental depreciation and amortization	387	407	308
Operating income	1,800	2,152	1,951
Interest expense, net	669	648	481
Other income, net	(8)	(10)	(6)
Income before provision (benefit) for income taxes	1,139	1,514	1,476
Provision (benefit) for income taxes	249	340	380
Net income	$890	$1,174	$1,096
Basic earnings per share	$12.24	$15.18	$13.26
Diluted earnings per share	$12.20	$15.11	$13.12

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$890	$1,174	$1,096
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	40	49	(84)
Fixed price diesel swaps	—	2	(2)
Other comprehensive income (loss) (1)	40	51	(86)
Comprehensive income	$930	$1,225	$1,010

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2020, 2019 or 2018. There was no material tax impact related to the foreign currency translation adjustments during the years ended December 31, 2020, 2019 or 2018. See note 14 to the consolidated financial statements for a discussion addressing our determination pertaining to the permanent reinvestment of unremitted foreign earnings. There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2020, 2019 or 2018.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income
Balance at January 1, 2018	84	$1	$2,356	$3,005	28	$(2,105)	$(151)
Net income				1,096
Foreign currency translation adjustments							(84)
Fixed price diesel swaps							(2)
Stock compensation expense, net	1		102
Exercise of common stock options	—		2
Shares repurchased and retired			(52)
Repurchase of common stock	(5)				5	(765)
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income
Balance at December 31, 2018	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				1,174
Foreign currency translation adjustments							49
Fixed price diesel swaps							2
Stock compensation expense, net	—		61
Exercise of common stock options	—		11
Shares repurchased and retired			(40)
Repurchase of common stock	(6)				6	(830)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income (1)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				890
Foreign currency translation adjustments							40
Stock compensation expense, net	1		70
Exercise of common stock options	—		1
Shares repurchased and retired			(29)
Repurchase of common stock	(3)				3	$(257)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)

(1)As of December 31, 2020, 2019 and 2018, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash Flows From Operating Activities:
Net income	$890	$1,174	$1,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,988	2,038	1,671
Amortization of deferred financing costs and original issue discounts	14	15	12
Gain on sales of rental equipment	(332)	(313)	(278)
Gain on sales of non-rental equipment	(8)	(6)	(6)
Insurance proceeds from damaged equipment	(40)	(24)	(22)
Stock compensation expense, net	70	61	102
Merger related costs	—	1	36
Restructuring charge	17	18	31
Loss on repurchase/redemption of debt securities and amendment of ABL facility	183	61	—
(Decrease) increase in deferred taxes	(121)	204	257
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	218	39	(115)
Increase in inventory	(5)	(8)	(20)
(Increase) decrease in prepaid expenses and other assets	(228)	(59)	75
Increase (decrease) in accounts payable	10	(86)	49
Increase (decrease) in accrued expenses and other liabilities	2	(91)	(35)
Net cash provided by operating activities	2,658	3,024	2,853
Cash Flows From Investing Activities:
Purchases of rental equipment	(961)	(2,132)	(2,106)
Purchases of non-rental equipment	(197)	(218)	(185)
Proceeds from sales of rental equipment	858	831	664
Proceeds from sales of non-rental equipment	42	37	23
Insurance proceeds from damaged equipment	40	24	22
Purchases of other companies, net of cash acquired	(2)	(249)	(2,966)
Purchases of investments	(3)	(3)	(3)
Net cash used in investing activities	(223)	(1,710)	(4,551)
Cash Flows From Financing Activities:
Proceeds from debt	9,260	9,260	12,178
Payments of debt	(11,245)	(9,678)	(9,942)
Payments of financing costs	(23)	(28)	(24)
Proceeds from the exercise of common stock options	1	11	2
Common stock repurchased	(286)	(870)	(817)
Net cash (used in) provided by financing activities	(2,293)	(1,305)	1,397
Effect of foreign exchange rates	8	—	(8)
Net increase (decrease) in cash and cash equivalents	150	9	(309)
Cash and cash equivalents at beginning of year	52	43	352
Cash and cash equivalents at end of year	$202	$52	$43
Supplemental disclosure of cash flow information:
Cash paid for interest	$483	$581	$455
Cash paid for income taxes, net	318	238	71
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
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Europe. With the July 2018 acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network, we entered into select European markets. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity.
COVID-19
The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals, and on the global economy, is uncertain. See "Item 1. Business- Industry Overview and Economic Outlook" above for a discussion of market performance in 2020. The health and safety of our employees and customers remains our top priority, and we have also engaged in extensive contingency planning to manage the business impact of the pandemic.
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

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2020 and 2019 consist of direct obligations of financial institutions rated A or better.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of December 31, 2020 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See note 3 to our consolidated financial statements for further detail.
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
As discussed below (see "Guidance Adopted in 2020-Simplifying the Test for Goodwill Impairment"), in 2020, we adopted accounting guidance that eliminated the second step from the goodwill impairment test (this guidance did not have a significant impact on our financial statements). Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. We did not perform this second step for the goodwill impairment test conducted as of October 1, 2020 or 2019 (for 2020, because the adopted accounting guidance eliminated the second step, and, for 2019, because there was no indication that an impairment may have existed). The first step of the impairment test requires comparing the fair value of a reporting unit with its carrying amount. Financial Accounting

Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
In connection with our goodwill impairment test that was conducted as of October 1, 2020, we bypassed the qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. We considered the impact of COVID-19 when performing the test, and it did not have a material impact on the test results. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Fluid Solutions Europe reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 42 percent. As discussed above, in July 2018, we completed the acquisition of BakerCorp. All of the assets in the Fluid Solutions Europe reporting unit were acquired in the BakerCorp acquisition. The estimated fair value of our Fluid Solutions Europe reporting unit exceeded its carrying amount by 22 percent. As all of the assets in the Fluid Solutions Europe reporting unit were recorded at fair value as of the July 2018 acquisition date, we expected the percentage by which the Fluid Solutions Europe reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
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
Revenue Recognition
As discussed in note 3 to our consolidated financial statements, we recognize revenue in accordance with two different accounting standards: 1) Topic 606 (which addresses revenue from contracts with customers) and 2) Topic 842 (which addresses lease revenue). As discussed in note 13 to our consolidated financial statements, in 2019, we adopted Topic 842. Topic 842 replaced Topic 840, which was the lease accounting standard in effect for the year ended December 31, 2018. As discussed in note 3, most of our revenue is accounted for under Topic 842. The discussion below addresses our primary revenue types based on the accounting standard used to determine the accounting.

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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was immaterial for the years ended December 31, 2020, 2019 and 2018.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $22, $49 and $41 for the years ended December 31, 2020, 2019 and 2018, respectively.
Insurance
We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence. Losses within the deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. We are also self-insured for group medical claims but purchase “stop loss” insurance as protection against any one significant loss.
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In the fourth quarter of 2020, we identified $135 of cash in our foreign operations in excess of near-term working capital needs, and determined that this amount could no longer be considered indefinitely reinvested. As a result, our prior assertion that all undistributed earnings of our foreign subsidiaries should be considered indefinitely reinvested has changed, and, in the fourth quarter of 2020, we recorded the immaterial taxes on a distribution of the $135 of cash.
We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes.
The Tax Cuts and Jobs Act (the "Tax Act") was enacted in December 2017, and required a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments, which we primarily recognized upon adoption of the Tax Act in 2017. As discussed in note 14 to the consolidated financial statements, we completed our accounting for the tax effects of enactment of the Tax Act in 2018.
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
Stock-Based Compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense over the requisite service period. Determining the fair value of stock option awards requires judgment, including estimating stock price volatility and expected option life. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period. For performance-based restricted stock units ("RSUs"), compensation expense is recognized if satisfaction of the performance condition is considered probable. We recognize forfeitures of stock-based compensation as they occur.

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
Guidance Adopted in 2020
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance that requires companies to present certain financial assets net of the amount expected to be collected. Trade receivables (as noted below, excluding receivables arising from operating lease revenues) are the only material financial asset we have that is impacted by this guidance. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. This guidance does not apply to receivables arising from operating lease revenues. As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the year ended December 31, 2020). We adopted this guidance in 2020, and the impact of adoption on our financial statements was not material. See note 3 (see "Receivables and contract assets and liabilities") for further discussion of our receivables.
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
Simplifying the Test for Goodwill Impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued guidance intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption. We adopted the guidance for the goodwill impairment test that we conducted as of October 1, 2020, and adoption of the guidance did not have a significant impact on our financial statements.

3.    Revenue Recognition

Revenue Recognition Accounting Standards
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
We recognize revenue in accordance with two different accounting standards: 1) Topic 606 (which addresses revenue from contracts with customers) and 2) Topic 842 (which, as discussed above, addresses lease revenue). Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. As reflected below, most of our revenue is accounted for under Topic 842. Our contracts with customers generally do not include multiple performance obligations. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended December 31,
		2020			2019			2018
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Owned equipment rentals	$6,056	$—	$6,056	$6,777	$—	$6,777	$5,946	$—	$5,946
Re-rent revenue	142	—	142	155	—	155	138	—	138
Ancillary and other rental revenues:
Delivery and pick-up	—	506	506	—	564	564	—	477	477
Other	338	98	436	356	112	468	287	92	379
Total ancillary and other rental revenues	338	604	942	356	676	1,032	287	569	856
Total equipment rentals	6,536	604	7,140	7,288	676	7,964	6,371	569	6,940
Sales of rental equipment	—	858	858	—	831	831	—	664	664
Sales of new equipment	—	247	247	—	268	268	—	208	208
Contractor supplies sales	—	98	98	—	104	104	—	91	91
Service and other revenues	—	187	187	—	184	184	—	144	144
Total revenues	$6,536	$1,994	$8,530	$7,288	$2,063	$9,351	$6,371	$1,676	$8,047
Revenues by reportable segment and geographical market are presented in note 4 of the consolidated financial statements using the revenue captions reflected in our consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the year ended December 31, 2020, 79 percent and 91 percent of total revenues, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 71 percent of total revenues for the year ended December 31, 2020) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $51 and $55 as of December 31, 2020 and 2019, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the year ended December 31, 2020). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842 (Topic 840 for 2018).
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2020, 2019, and 2018. Our customer with the largest receivable balance represented approximately two percent and one percent of total receivables at December 31, 2020 and 2019, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
In 2020, we adopted accounting guidance that requires companies to present certain financial assets net of the amount expected to be collected. This guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of December 31, 2020 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Trade receivables are the only material financial asset we have that is impacted by this guidance, which does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the year ended December 31, 2020), and these revenues account for corresponding portions of the $1.315 billion of net accounts receivable and the associated allowance for doubtful accounts of $108 reported on our consolidated balance sheet as of December 31, 2020). During the year ended December 31, 2020, we recognized total bad debt expenses for our non-lease trade receivables, within selling, general and administrative expenses on our consolidated statement of income, of $9 associated with our allowance for doubtful accounts. Adoption of this guidance did not materially impact 1) net accounts receivable or the associated allowance for doubtful accounts as reported on our consolidated balance sheet as of December 31, 2020 or 2) total bad debt expenses recognized associated with our allowance for doubtful accounts for the year ended December 31, 2020.
As discussed above, most of our equipment rental revenue is accounted for under Topic 842. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. The rollforward of our allowance for doubtful accounts (in total, and associated with revenues arising from both Topic 606 and Topic 842/840) is shown below.

	Year ended December 31,
	2020	2019	2018
Beginning balance	$103	$93	$68
Acquired	—	2	14
Charged to costs and expenses (1)	9	8	45
Charged to revenue (2)	25	34	—
Deductions (3)	(29)	(34)	(34)
Ending balance	$108	$103	$93
_________________
(1)    Reflects bad debt expenses recognized within selling, general and administrative expenses (associated with Topic 606 revenues).
(2)    Primarily reflects doubtful accounts associated with lease revenues that were recognized as a reduction to equipment rentals revenue (primarily associated with Topic 842 revenues). We adopted Topic 842 in 2019 using a transition method that does not require application to periods prior to adoption.
(3)    Represents write-offs of accounts, net of immaterial recoveries.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the years ended December 31, 2020 and December 31, 2019 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the years ended December 31, 2020 and December 31, 2019 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2020.

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
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Primarily rented by our general rentals segment:
General construction and industrial equipment	43%	43%	44%
Aerial work platforms	27%	28%	28%
General tools and light equipment	8%	8%	8%
Primarily rented by our trench, power and fluid solutions segment:
Power and HVAC equipment	9%	8%	8%
Trench safety equipment	6%	6%	6%
Fluid solutions equipment	7%	7%	6%

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
The following table sets forth financial information by segment as of and for the years ended December 31, 2020, 2019 and 2018:

	General rentals	Trench, power and fluid solutions	Total
2020
Equipment rentals	$5,472	$1,668	$7,140
Sales of rental equipment	785	73	858
Sales of new equipment	214	33	247
Contractor supplies sales	64	34	98
Service and other revenues	164	23	187
Total revenue	6,699	1,831	8,530
Depreciation and amortization expense	1,633	355	1,988
Equipment rentals gross profit	1,954	765	2,719
Capital expenditures	969	189	1,158
Total assets	$15,051	$2,817	$17,868
2019
Equipment rentals	$6,202	$1,762	$7,964
Sales of rental equipment	768	63	831
Sales of new equipment	238	30	268
Contractor supplies sales	71	33	104
Service and other revenues	157	27	184
Total revenue	7,436	1,915	9,351
Depreciation and amortization expense	1,681	357	2,038
Equipment rentals gross profit	2,407	800	3,207
Capital expenditures	1,967	383	2,350
Total assets	$16,036	$2,934	$18,970
2018
Equipment rentals	$5,550	$1,390	$6,940
Sales of rental equipment	619	45	664
Sales of new equipment	186	22	208
Contractor supplies sales	68	23	91
Service and other revenues	127	17	144
Total revenue	6,550	1,497	8,047
Depreciation and amortization expense	1,410	261	1,671
Equipment rentals gross profit	2,293	670	2,963
Capital expenditures	1,980	311	2,291
Total assets	$15,597	$2,536	$18,133
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
Total equipment rentals gross profit	$2,719	$3,207	$2,963
Gross profit from other lines of business	464	463	401
Selling, general and administrative expenses	(979)	(1,092)	(1,038)
Merger related costs	—	(1)	(36)
Restructuring charge	(17)	(18)	(31)
Non-rental depreciation and amortization	(387)	(407)	(308)
Interest expense, net	(669)	(648)	(481)
Other income, net	8	10	6
Income before provision for income taxes	$1,139	$1,514	$1,476

We operate in the United States, Canada and Europe. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. Our presence in Europe is limited, and the foreign information in the table below primarily reflects Canada. The following table presents geographic area information for the years ended December 31, 2020, 2019 and 2018, except for balance sheet information, which is presented as of December 31, 2020 and 2019:

	Domestic	Foreign	Total
2020
Equipment rentals	$6,543	$597	$7,140
Sales of rental equipment	784	74	858
Sales of new equipment	218	29	247
Contractor supplies sales	86	12	98
Service and other revenues	166	21	187
Total revenue	7,797	733	8,530
Rental equipment, net	7,960	745	8,705
Property and equipment, net	558	46	604
Goodwill and other intangible assets, net	$5,361	$455	$5,816
2019
Equipment rentals	$7,283	$681	$7,964
Sales of rental equipment	757	74	831
Sales of new equipment	238	30	268
Contractor supplies sales	92	12	104
Service and other revenues	164	20	184
Total revenue	8,534	817	9,351
Rental equipment, net	8,995	792	9,787
Property and equipment, net	554	50	604
Goodwill and other intangible assets, net	$5,592	$457	$6,049
2018
Equipment rentals	$6,388	$552	$6,940
Sales of rental equipment	609	55	664
Sales of new equipment	184	24	208
Contractor supplies sales	80	11	91
Service and other revenues	126	18	144
Total revenue	$7,387	$660	$8,047

5.    Restructuring and Asset Impairment Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed five restructuring programs and have incurred total restructuring charges of $350.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of December 31, 2020, the total liability associated with the closed restructuring programs was $14. As of December 31, 2020, we have incurred total restructuring charges under the closed restructuring programs of $334, comprised of $193 of branch closure charges and $141 of severance and other costs.
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
The table below provides certain information concerning our restructuring charges under the 2020-2021 Cost Savings restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year Ended December 31, 2020:
Branch closure charges	$—	$7	$(4)	$3
Severance and other	—	8	(6)	2
Total	$—	$15	$(10)	$5
________________
(1)    Reflected in our consolidated statements of income as “Restructuring charge” (such charge also includes activity under our other restructuring programs). The restructuring charges are not allocated to our segments.  As of December 31, 2020, we have incurred total restructuring charges under the 2020-2021 Cost Savings restructuring program of $16, comprised of $8 of branch closure charges and $8 of severance and other costs.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the year ended December 31, 2020, we recorded asset impairment charges of $36 primarily in our general rentals segment. The asset impairment charges, which were not related to COVID-19, are primarily reflected in depreciation of rental equipment in our consolidated statements of income and principally relate to the discontinuation of certain equipment programs. There were no material asset impairment charges during the years ended December 31, 2019 and 2018.

6.    Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
	2020	2019
Equipment (1)	$300	$—
Insurance	18	12
Advertising reimbursements (2)	11	27
Income taxes	4	51
Other (3)	42	50
Prepaid expenses and other assets	$375	$140

_________________

(1)    Reflects refundable deposits on expected rental equipment purchases pursuant to advanced purchase agreements. Such deposits are presented as a component of our cash flows from operations. We expect to purchase and receive the equipment in 2021.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services. See note 2 ("Advertising Expense") for further detail.
(3)    Includes multiple items, none of which are individually significant.

7.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2020	2019
Rental equipment	$14,216	$14,852
Less accumulated depreciation	(5,511)	(5,065)
Rental equipment, net (1)	$8,705	$9,787
_________________
(1)    As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to the year-over-year decrease in net rental equipment.

8.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2020	2019
Land	$111	$101
Buildings	215	210
Non-rental vehicles	168	168
Machinery and equipment	164	157
Furniture and fixtures	338	328
Leasehold improvements	396	348
	1,392	1,312
Less accumulated depreciation and amortization	(788)	(708)
Property and equipment, net	$604	$604

9.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2020:

	General rentals	Trench, power and fluid solutions	Total
Balance at January 1, 2018 (1)	$3,607	$475	$4,082
Goodwill related to acquisitions (2) (3)	752	247	999
Foreign currency translation and other adjustments	(17)	(6)	(23)
Balance at December 31, 2018 (1)	4,342	716	5,058
Goodwill related to acquisitions (2)	10	73	83
Foreign currency translation and other adjustments	10	3	13
Balance at December 31, 2019 (1)	4,362	792	5,154
Goodwill related to acquisitions (2)	1	(3)	(2)
Foreign currency translation and other adjustments	5	11	16
Balance at December 31, 2020 (1)	$4,368	$800	$5,168

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
(3)    The acquisitions of BakerCorp and BlueLine in July 2018 and October 2018, respectively, accounted for most of the 2018 goodwill related to acquisitions.
Other intangible assets were comprised of the following at December 31, 2020 and 2019:

	December 31, 2020
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	35 months	$12	$6	$6
Customer relationships	6 years	$2,252	$1,614	$638
Trade names and associated trademarks	4 years	$8	$4	$4

	December 31, 2019
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	43 months	$24	$14	$10
Customer relationships	7 years	$2,246	$1,364	$882
Trade names and associated trademarks	4 years	$5	$2	$3

Amortization expense for other intangible assets was $250, $290 and $213 for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2021	$206
2022	161
2023	117
2024	75
2025	50
Thereafter	39
Total	$648

10.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2020	2019
Self-insurance accruals	$54	$59
Accrued compensation and benefit costs	79	86
Property and income taxes payable	45	26
Restructuring reserves (1)	19	20
Interest payable	133	142
Deferred revenue (2)	51	55
National accounts accrual	84	87
Operating lease liability	178	178
Other (3)	77	94
Accrued expenses and other liabilities	$720	$747
_________________

(1)    Primarily relates to branch closure charges and severance costs. See note 5 for additional detail.
(2)    Reflects amounts billed to customers in excess of recognizable revenue. See note 3 for additional detail.
(3)    Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2020	2019
Self-insurance accruals	$73	$62
Income taxes payable	5	14
Accrued compensation and benefit costs	60	15
Other long-term liabilities	$138	$91
11.    Fair Value Measurements
As of December 31, 2020 and 2019, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of December 31, 2020 and 2019. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of December 31, 2020 and 2019 have been calculated based upon available market information, and were as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,965	$7,470	$7,755	$8,176

12.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	December 31,
	2020	2019
Accounts receivable securitization facility expiring 2021 (1)	$634	$929
$3.75 billion ABL facility expiring 2024 (1) (2)	977	1,638
Term loan facility expiring 2025 (1)	971	979
5 1/2 percent Senior Notes due 2025 (3)	—	795
4 5/8 percent Senior Notes due 2025 (3)	—	742
5 7/8 percent Senior Notes due 2026	999	999
6 1/2 percent Senior Notes due 2026 (3)	—	1,089
5 1/2 percent Senior Notes due 2027	994	992
3 7/8 percent Senior Secured Notes due 2027	742	741
4 7/8 percent Senior Notes due 2028 (4)	1,654	1,652
4 7/8 percent Senior Notes due 2028 (4)	4	4
5 1/4 percent Senior Notes due 2030	742	741
4 percent Senior Notes due 2030 (5)	742	—
3 7/8 percent Senior Notes due 2031 (6)	1,088	—
Finance leases	135	127
Total debt	9,682	11,428
Less short-term portion	(704)	(997)
Total long-term debt	$8,978	$10,431

(1)    The table below presents financial information associated with our variable rate indebtedness as of and for the year ended December 31, 2020. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,705	$166	$—
Letters of credit	60
Interest rate at December 31, 2020	1.4%	1.5%	1.9%
Average month-end debt outstanding	794	667	983
Weighted-average interest rate on average debt outstanding	1.9%	1.8%	2.2%
Maximum month-end debt outstanding	1,494	811	988
(2)    The decrease in the outstanding debt under the ABL facility since December 31, 2019 primarily reflects the use of proceeds from operations to reduce borrowings under the ABL facility. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, and, in 2020, capital expenditures decreased significantly year-over-year. The decreased capital expenditures contributed to our ability to use proceeds from operations to reduce borrowings under the ABL facility.
(3)    URNA redeemed all of its 5 1/2 percent Senior Notes due 2025 and 6 1/2 percent Senior Notes due 2026 in August 2020, and redeemed all of its 4 5/8 percent Senior Notes due 2025 in October 2020. During the year ended December 31, 2020, we recognized an aggregate debt redemption loss, in interest expense, net in our consolidated statement of income, of $183 (comprised of $27, $132 and $24 for the 5 1/2 percent Senior Notes due 2025, 6 1/2 percent Senior Notes due 2026 and 4 5/8 percent Senior Notes due 2025, respectively). The loss reflects the difference between the net carrying amount and the total purchase price of the redeemed notes. Prior to redeeming the notes, we considered the impact of COVID-19 on liquidity, and assessed our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment.
(4)    URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.
(5)    In February 2020, URNA issued $750 aggregate principal amount of 4 percent Notes due 2030. See below for additional detail on the issued debt.
(6)    In August 2020, URNA issued $1.100 billion aggregate principal amount of 3 7/8 percent Senior Notes due 2031. See below for additional detail on the issued debt.
Short-term debt
As of December 31, 2020, our short-term debt primarily reflects $634 of borrowings under our accounts receivable securitization facility.
Accounts receivable securitization facility. In 2020, the accounts receivable securitization facility was amended, primarily to (a) extend the maturity date, (b) reduce the size of the facility and (c) adjust the financial tests (including the method of calculation) relating to (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The amended facility expires on June 25, 2021, has a facility size of $800, and may be extended on a 364-day basis by mutual agreement of the Company and the lenders under the facility. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:
•borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2020, there were $922 of receivables, net of applicable reserves, in the collateral pool;
•the receivables in the collateral pool are the lenders’ only source of repayment;
•upon early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and
•standard termination events including, without limitation, a change of control of Holdings, URNA or certain of its subsidiaries, a failure to make payments, a failure to comply with standard default, delinquency, dilution and days sales outstanding covenants, or breach of the fixed charge coverage ratio covenant under the ABL facility (if applicable).
See the table above for financial information associated with the accounts receivable securitization facility.
Long-term debt
ABL facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and a portion of the facility is also now available for borrowing in British Pounds and Euros by certain subsidiaries of URNA in Europe. The size of the ABL facility was $3.75 billion as of December 31, 2020. See the table above for financial information associated with the ABL facility.
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

Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2020, availability under the ABL facility has exceeded the required threshold and, as a result, this financial covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s subsidiaries in Europe and Puerto Rico are guaranteed by Holdings, URNA, URNA’s Canadian subsidiaries and, subject to certain exceptions, our domestic subsidiaries and secured by substantially all the assets of our U.S. subsidiaries (other than real property and certain accounts receivable) and substantially all the assets of URNA’s Canadian subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
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
5 7/8 percent Senior Notes due 2026. In May 2016, URNA issued $750 aggregate principal amount of 5 7/8 percent Senior Notes (the “5 7/8 percent Notes”) which are due September 15, 2026. In February 2017, URNA issued $250 aggregate principal amount of 5 7/8 percent Notes as an add-on to the existing 5 7/8 percent Notes, after which the aggregate principal amount of outstanding 5 7/8 percent Notes was $1.0 billion. The notes issued in February 2017 have identical terms, and are fungible, with the existing 5 7/8 percent Notes. The net proceeds from the issuances were approximately $999 (including the original issue premium and after deducting offering expenses). The 5 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 7/8 percent Notes may be redeemed on or after September 15, 2021, at specified redemption prices that range from 102.938 percent in 2021, to 100 percent in 2024 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 5 7/8 percent Notes includes the $8 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2026. The effective interest rate on the 5 7/8 percent Notes is 5.7 percent.

5 1/2 percent Senior Notes due 2027. In November 2016, URNA issued $750 aggregate principal amount of 5 1/2 percent Senior Notes which are due May 15, 2027 (the “2027 5 1/2 percent Notes”). In February 2017, URNA issued $250 aggregate principal amount of 2027 5 1/2 percent Notes as an add-on to the existing 2027 5 1/2 percent Notes, after which the aggregate principal amount of outstanding 2027 5 1/2 percent Notes was $1.0 billion. The notes issued in February 2017 have identical terms, and are fungible, with the existing 2027 5 1/2 percent Notes. The net proceeds from the issuances were approximately $991 (including the original issue premium and after deducting offering expenses). The 2027 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 2027 5 1/2 percent Notes may be redeemed on or after May 15, 2022, at specified redemption prices that range from 102.75 percent in 2022, to 100 percent in 2025 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 2027 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 2027 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 2027 5 1/2 percent Notes includes the $2 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2027. The effective interest rate on the 2027 5 1/2 percent Notes is 5.5 percent.
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
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. As of December 31, 2020, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $4 for the Subsequent 4 7/8 percent Notes. The carrying value of the Initial 4 7/8 percent Notes includes $1 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Initial 4 7/8 percent Notes is 4.86 percent.
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
4 percent Senior Notes due 2030. In February 2020, URNA issued $750 aggregate principal amount of 4 percent Notes which are due July 15, 2030. The net proceeds from the issuance were approximately $741 (after deducting offering expenses). The 4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 4 percent Notes may be redeemed on or after July 15, 2025, at specified redemption prices that range from 102.000 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to July 15, 2023, up to 40 percent of the aggregate principal amount of the 4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 104.000 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
3 7/8 percent Senior Notes due 2031. In August 2020, URNA issued $1.100 billion aggregate principal amount of 3 7/8 percent Senior Notes (the “3 7/8 percent Notes”) which are due February 15, 2031. The net proceeds from the issuance were approximately $1.087 billion (after deducting offering expenses). The 3 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 3 7/8 percent Notes may be redeemed on or after August 15, 2025, at specified redemption prices that range from 101.938 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to August 15, 2023, up to 40 percent of the aggregate principal amount of the 3 7/8 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 103.875 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 3 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 3 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 3 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2020, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2020, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2020 are as follows:

2021	$704
2022	47
2023	36
2024	1,004
2025	939
Thereafter	7,025
Total	$9,755

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
As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenues, which accounted for 84 percent of total revenues for the year ended December 31, 2020, were accounted for under the previous lease accounting standard through December 31, 2018 and are accounted for under Topic 842 following adoption. There were no significant changes to our revenue accounting upon adoption of Topic 842. See note 3 for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
The adoption of Topic 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheet, as discussed further below. The adoption of Topic 842 did not have a material impact on our consolidated income statement (as noted above, although a significant portion of our revenue is accounted for under Topic 842 following adoption, there were no significant changes to our revenue accounting upon adoption) or our consolidated cash flow statement.
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
The tables below present financial information associated with our leases. This information is only presented as of, and for the years ended, December 31, 2020 and December 31, 2019 because, as noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$688	$669
Finance lease assets	Rental equipment	295	286
	Less accumulated depreciation	(86)	(89)
	Rental equipment, net	209	197
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	19	18
	Less accumulated depreciation and amortization	(11)	(15)
	Property and equipment, net	16	11
Total leased assets		913	877
Liabilities
Current
Operating	Accrued expenses and other liabilities	178	178
Finance	Short-term debt and current maturities of long-term debt	60	58
Long-term
Operating	Operating lease liabilities	549	533
Finance	Long-term debt	75	69
Total lease liabilities		$862	$838

Lease cost	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$366	$370
	Selling, general and administrative expenses	10	10
	Restructuring charge	9	16
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	31	28
	Non-rental depreciation and amortization	1	2
Interest on lease liabilities	Interest expense, net	5	6
Sublease income (2)		(142)	(157)
Net lease cost		$280	$275
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the years ended December 31, 2020 and 2019 includes $124 and $142, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of December 31, 2020)	Operating leases (1)	Finance leases (2)
2021	$205	$63
2022	176	40
2023	144	28
2024	112	10
2025	76	1
Thereafter	113	3
Total	826	145
Less amount representing interest	(99)	(10)
Present value of lease liabilities	$727	$135
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2020. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.0	4.8
Finance leases	3.0	3.2
Weighted-average discount rate
Operating leases	4.2%	4.7%
Finance leases	3.4%	4.0%

Other information	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$207	$202
Operating cash flows from finance leases	5	6
Financing cash flows from finance leases	53	47
Leased assets obtained in exchange for new operating lease liabilities	202	201
Leased assets obtained in exchange for new finance lease liabilities	$64	$55
As discussed above, we adopted Topic 842 on January 1, 2019. Topic 842 is an update to Topic 840, which was the lease accounting standard in place through December 31, 2018. Upon adoption of Topic 842, the leases that were previously classified as capital leases through December 31, 2018 were classified as finance leases. There were no significant changes to the accounting upon this change in classification. The following table presents historic financial statement information for our leases (accounted for under Topic 840) for the year ended December 31, 2018:

Capital leases
Depreciation of rental equipment	$22
Non-rental depreciation and amortization	1
Operating leases
Rent expense on non-cancelable leases (1)	$179
_________________
(1)    Rent expense on non-cancelable operating leases does not include short-term lease costs associated with equipment that we rent from vendors and then rent to our customers (which is a component of the 2020 and 2019 operating lease costs under Topic 842 as reflected in the table above). Under Topic 840, rental payments under leases with terms of a month or less that were not renewed are not included in rent expense, and we excluded such expenses because of the short-term duration of the arrangements under which we rented equipment from vendors and then rented such equipment to our customers. The amount of such rentals was $121 for the year ended December 31, 2018.

14.    Income Taxes

The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2020 are as follows:

	Year ended December 31,
	2020	2019	2018
Current
Federal	$290	$97	$47
Foreign	15	(6)	18
State and local	65	45	58
	370	136	123
Deferred
Federal	(107)	185	243
Foreign	6	14	3
State and local	(20)	5	11
	(121)	204	257
Total	$249	$340	$380

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 21 percent to the income before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2020 is as follows:

	Year ended December 31,
	2020	2019	2018
Computed tax at statutory tax rate	$239	$318	$310
State income taxes, net of federal tax benefit	31	43	54
Other permanent items	(3)	(17)	(1)
Change in valuation allowance	(22)	(3)	7
Enactment of the Tax Act (1)	—	—	6
Foreign tax rate differential	4	(1)	4
Total	$249	$340	$380

_________________
(1)    The Tax Act was enacted in December 2017 and required (i) the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent and (ii) a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign investments. We primarily recognized the accounting for the enactment of the Tax Act upon adoption in 2017, and finalized the accounting in 2018.
The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2020	December 31, 2019
Reserves and allowances	$129	$111
Debt cancellation and other	10	8
Net operating loss and credit carryforwards	242	371
Operating lease assets	183	182
Total deferred tax assets	564	672
Less: valuation allowance (1)	(21)	(43)
Total net deferred tax assets	543	629
Property and equipment, including rental equipment	(1,962)	(2,135)
Operating lease liabilities	(183)	(182)
Intangibles	(166)	(199)
Total deferred tax liability	(2,311)	(2,516)
Total net deferred tax liability	$(1,768)	$(1,887)
_________________
(1)    Relates to foreign tax credits, state net operating loss carryforwards, and state tax credits that may not be realized. All of the remaining valuation allowance for foreign tax credits was released in 2020.
We file income tax returns in the U.S., Canada and Europe. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2011.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $83, $62 and $71 for the years ended December 31, 2020, 2019 and 2018, respectively.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In the fourth quarter of 2020, we identified $135 of cash in our foreign operations in excess of near-term working capital needs, and determined that this amount could no longer be considered indefinitely reinvested. As a result, our prior assertion that all undistributed earnings of our foreign subsidiaries should be considered indefinitely reinvested has changed, and, in the fourth quarter of 2020, we recorded the immaterial taxes on a distribution of the $135 of cash.
We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2020, unremitted earnings of foreign subsidiaries were $840. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
We have net operating loss carryforwards (“NOLs”) of $759 for federal income tax purposes that expire from 2030 through 2037, $3 for foreign income tax purposes that expire from 2024 through 2029 and $744 for state income tax purposes that expire from 2021 through 2034.

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

Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan and a registered retirement savings plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $33, $37 and $31 in the years ended December 31, 2020, 2019 and 2018, respectively.
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

16.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2020 and 2019, there were 0.0 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans.
As of December 31, 2020, there were an aggregate of 0.8 million outstanding time and performance-based RSUs and 2.0 million shares available for grants of stock and options under our 2019 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2019	37	50.40
Granted	—	—
Exercised	(26)	45.88
Canceled	(1)	43.63
Outstanding at December 31, 2020	10	61.93
Exercisable at December 31, 2020	10	$61.93
The following table presents information associated with stock options as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Intrinsic value of options outstanding as of December 31	$2	$4
Intrinsic value of options exercisable as of December 31	2	4
Intrinsic value of options exercised	3	45	13
Weighted-average grant date fair value per option	$—	$—	$—
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various equity incentive plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions during the applicable performance periods (currently the calendar year). There were 360 thousand shares of common stock issued upon vesting of RSUs during 2020, net of 207 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2020	2019	2018
RSUs granted	643	456	566
Weighted-average grant date price per unit	$140.99	$124.37	$175.79

As of December 31, 2020, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $49. The weighted-average period over which this compensation cost is expected to be recognized is 2.0 years.
A summary of RSU activity for the year ended December 31, 2020 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2019	461	$104.40
Granted	643	140.99
Vested	(520)	138.48
Forfeited	(67)	135.44
Nonvested as of December 31, 2020	517	$164.62

The total fair value of RSUs vested during the fiscal years ended December 31, 2020, 2019 and 2018 was $75, $80, and $114, respectively.

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

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms in 2011. Our Board of Directors elected not to renew or extend the plan.

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2020 (1):
Total revenues	$2,125	$1,939	$2,187	$2,279	$8,530
Gross profit	727	701	886	869	3,183
Operating income	358	381	551	510	1,800
Net income (1)	173	212	208	297	890
Earnings per share—basic	2.33	2.94	2.88	4.11	12.24
Earnings per share—diluted (3)	2.33	2.93	2.87	4.09	12.20
For the year ended December 31, 2019 (2):
Total revenues	$2,117	$2,290	$2,488	$2,456	$9,351
Gross profit	761	911	1,033	965	3,670
Operating income	368	529	656	599	2,152
Net income (2)	175	270	391	338	1,174
Earnings per share—basic	2.21	3.45	5.10	4.51	15.18
Earnings per share—diluted (3)	2.19	3.44	5.08	4.49	15.11

(1)    As discussed in note 12 to our consolidated financial statements, in the fourth quarter of 2020, we redeemed all of our 4 5/8 percent Senior Notes due 2025, and recognized a redemption loss of $24 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.
(2)    In the fourth quarter of 2019, we issued $750 aggregate principal amount of 3 7/8 percent Senior Secured Notes due 2027 and redeemed all of our 4 5/8 percent Senior Secured Notes. Upon redemption, we recognized a loss of $29 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.
(3)    Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2020:
Merger related intangible asset amortization (4)	(0.59)	(0.59)	(0.55)	(0.52)	(2.22)
Impact on depreciation related to acquired fleet and property and equipment (5)	(0.03)	(0.02)	(0.06)	0.04	(0.08)
Impact of the fair value mark-up of acquired fleet (6)	(0.12)	(0.10)	(0.12)	(0.16)	(0.51)
Restructuring charge (7)	(0.02)	(0.04)	(0.06)	(0.06)	(0.18)
Asset impairment charge (8)	(0.26)	—	(0.10)	—	(0.37)
Loss on extinguishment of debt securities and amendment of ABL facility (9)	—	—	(1.64)	(0.25)	(1.88)
For the year ended December 31, 2019:
Merger related costs (10)	$(0.01)	$—	$—	$—	$(0.01)
Merger related intangible asset amortization (4)	(0.64)	(0.64)	(0.63)	(0.60)	(2.48)
Impact on depreciation related to acquired fleet and property and equipment (5)	(0.14)	(0.12)	(0.07)	(0.05)	(0.39)
Impact of the fair value mark-up of acquired fleet (6)	(0.25)	(0.15)	(0.14)	(0.16)	(0.72)
Restructuring charge (7)	(0.07)	(0.06)	(0.02)	(0.03)	(0.18)
Asset impairment charge (8)	(0.01)	(0.03)	(0.02)	0.01	(0.05)
Loss on extinguishment of debt securities and amendment of ABL facility (9)	—	(0.30)	—	(0.28)	(0.58)

(4)This reflects the amortization of the intangible assets acquired in the RSC, National Pump, NES, Neff, BakerCorp and BlueLine acquisitions.
(5)This reflects the impact of extending the useful lives of equipment acquired in the RSC, NES, Neff, BakerCorp and BlueLine acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.
(6)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC, NES, Neff and BlueLine acquisitions and subsequently sold.
(7)As discussed in note 5 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.
(8)This reflects write-offs of leasehold improvements and other fixed assets. As discussed in note 5 to our consolidated financial statements, the 2020 charges primarily reflect the discontinuation of certain equipment programs, and were not related to COVID-19.
(9)This primarily reflects the difference between the net carrying amount and the total purchase price of the redeemed notes.
(10)This reflects transaction costs associated with the BakerCorp and BlueLine acquisitions that were completed in 2018.

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

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income available to common stockholders	$890	$1,174	$1,096
Denominator:
Denominator for basic earnings per share—weighted-average common shares	72,658	77,341	82,652
Effect of dilutive securities:
Employee stock options	12	114	379
Restricted stock units	259	255	499
Denominator for diluted earnings per share—adjusted weighted-average common shares	72,929	77,710	83,530
Basic earnings per share	$12.24	$15.18	$13.26
Diluted earnings per share	$12.20	$15.11	$13.12

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Acquired	Charged to Costs and Expenses		Charged to Revenue		Deductions		Balance at End of Period
Year Ended December 31, 2020:
Allowance for doubtful accounts	$103	$—	$9	(a)	$25	(a)	$29	(b)	$108
Reserve for obsolescence and shrinkage	10	—	34		—		36	(c)	8
Self-insurance reserve	121	—	169		—		163	(d)	127
Year Ended December 31, 2019:
Allowance for doubtful accounts	$93	$2	$8	(a)	$34	(a)	$34	(b)	$103
Reserve for obsolescence and shrinkage	5	4	40		—		39	(c)	10
Self-insurance reserve	106	—	180		—		165	(d)	121
Year Ended December 31, 2018:
Allowance for doubtful accounts	$68	$14	$45	(a)	$—	(a)	$34	(b)	$93
Reserve for obsolescence and shrinkage	7	1	26		—		29	(c)	5
Self-insurance reserve	100	5	144		—		143	(d)	106

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes of the Company and our report dated January 27, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Stamford, Connecticut
January 27, 2021

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which is expected to be filed with the SEC on or before March 23, 2021.

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2021 Proxy Statement, which is expected to be filed with the SEC on or before March 23, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2021 Proxy Statement, which is expected to be filed with the SEC on or before March 23, 2021.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2021 Proxy Statement, which is expected to be filed with the SEC on or before March 23, 2021.

Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2021 Proxy Statement, which is expected to be filed with the SEC on or before March 23, 2021.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2020 and 2019
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2020, 2019 and 2018
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

4	(c)
Indenture for the 5 1/2 percent Notes due 2027, dated as of November 7, 2016, among United Rentals (North America), Inc. (the “Company”), United Rentals, Inc., the Company’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 7, 2016)

4	(d)
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

4	(f)
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

4	(g)
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

4	(h)
Indenture for the 4.000% Senior Notes due 2030, dated as of February 25, 2020, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 25, 2020)

Exhibit Number		Description of Exhibit
4	(i)
Indenture for the 3.875% Senior Secured Notes due 2031, dated as of August 10, 2020, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on August 10, 2020)

4	(j)*	Description of United Rentals’ Securities Registered Pursuant to Section 12 of the Exchange Act

10	(a)
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

Exhibit Number		Description of Exhibit
10	(p)
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
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 (incorporated by reference to Exhibit 10(i) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2015)‡

10	(t)
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2020 (incorporated by reference to Exhibit 10(t) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2019)‡

10	(u)
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Chief Executive Officer; effective for grants beginning in 2017‡ (incorporated by reference to Exhibit 10(r) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2018)‡

10	(v)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2015)‡

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

10	(aa)	Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 23, 2021

10	(bb)*	Form of Restricted Stock Unit Agreement (Performance Based) for Senior Management; effective for grants beginning in 2021‡

10	(cc)*	Form of Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2021‡

10	(dd)
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

10	(ff)
Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

Exhibit Number		Description of Exhibit
10	(gg)
Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(dd) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(hh)
Fifth Amendment, effective October 22, 2012, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for year ended December 31, 2012)‡

10	(ii)
Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on August 25, 2008)‡

10	(jj)
Restricted Stock Unit Agreement, dated as of March 11, 2019, by and between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America) Inc. Current Report on Form 8-K, filed on March 15, 2019)‡

10	(kk)
Restricted Stock Unit Agreement (Performance Based), dated as of March 11, 2019, by and between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K, filed on March 15, 2019)‡

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
Severance Agreement and General Release, dated September 21, 2020, between United Rentals, Inc. and Paul McDonnell (including a form of Consulting Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 22, 2020)

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

Exhibit Number		Description of Exhibit
10	(mmm)
Amendment No. 11 to Third Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2020, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank (successor by merger to SunTrust Bank), MUFG Bank, Ltd. (formerly known as the Bank of Tokyo-Mitsubishi UFJ, Ltd.) and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2020)

10	(nnn)
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

10	(ooo)
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

10	(qqq)
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

10	(rrr)
Term Loan Security Agreement, dated as of October 31, 2018, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. referred to therein, and Bank of America, N.A. as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 31, 2018)

21	*	Subsidiaries of United Rentals, Inc.

22	*	Subsidiary Guarantors

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

UNITED RENTALS, INC.
Date:	January 27, 2021	By:	/S/ MATTHEW J. FLANNERY
Matthew J. Flannery, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ MICHAEL J. KNEELAND	Chairman	January 27, 2021
Michael J. Kneeland

/S/ JOSÉ B. ALVAREZ	Director	January 27, 2021
José B. Alvarez

/S/ MARC A. BRUNO	Director	January 27, 2021
Marc A. Bruno

/S/ BOBBY J. GRIFFIN	Lead Independent Director	January 27, 2021
Bobby J. Griffin

/S/ KIM HARRIS JONES	Director	January 27, 2021
Kim Harris Jones

/S/ TERRI L. KELLY	Director	January 27, 2021
Terri L. Kelly

/S/ GRACIA MARTORE	Director	January 27, 2021
Gracia Martore

/S/ FILIPPO PASSERINI	Director	January 27, 2021
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 27, 2021
Donald C. Roof

/S/ SHIV SINGH	Director	January 27, 2021
Shiv Singh

/S/ MATTHEW J. FLANNERY	Director and Chief Executive Officer (Principal Executive Officer)	January 27, 2021
Matthew J. Flannery

/S/ JESSICA T. GRAZIANO	Chief Financial Officer (Principal Financial Officer)	January 27, 2021
Jessica T. Graziano

/S/ ANDREW B. LIMOGES	Vice President, Controller (Principal Accounting Officer)	January 27, 2021
Andrew B. Limoges