Form 10-Q
period 2021-03-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2021-04-28
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of April 26, 2021, there were 72,378,142 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
•our significant indebtedness (which totaled $9.1 billion at March 31, 2021) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•inability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all, as a result of supply chain disruptions, insolvency, financial difficulties or other factors;
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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$278	$202
Accounts receivable, net of allowance for doubtful accounts of $104 at March 31, 2021 and $108 at December 31, 2020	1,254	1,315
Inventory	114	125
Prepaid expenses and other assets	358	375
Total current assets	2,004	2,017
Rental equipment, net	8,476	8,705
Property and equipment, net	584	604
Goodwill	5,167	5,168
Other intangible assets, net	592	648
Operating lease right-of-use assets	681	688
Other long-term assets	38	38
Total assets	$17,542	$17,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$585	$704
Accounts payable	562	466
Accrued expenses and other liabilities	694	720
Total current liabilities	1,841	1,890
Long-term debt	8,497	8,978
Deferred taxes	1,773	1,768
Operating lease liabilities	541	549
Other long-term liabilities	145	138
Total liabilities	12,797	13,323
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,388,860 and 72,375,351 shares issued and outstanding, respectively, at March 31, 2021 and 114,210,157 and 72,196,648 shares issued and outstanding, respectively, at December 31, 2020	1	1
Additional paid-in capital	2,473	2,482
Retained earnings	6,368	6,165
Treasury stock at cost—42,013,509 shares at March 31, 2021 and December 31, 2020	(3,957)	(3,957)
Accumulated other comprehensive loss	(140)	(146)
Total stockholders’ equity	4,745	4,545
Total liabilities and stockholders’ equity	$17,542	$17,868
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Equipment rentals	$1,667	$1,783
Sales of rental equipment	267	208
Sales of new equipment	49	62
Contractor supplies sales	24	25
Service and other revenues	50	47
Total revenues	2,057	2,125
Cost of revenues:
Cost of equipment rentals, excluding depreciation	715	747
Depreciation of rental equipment	375	426
Cost of rental equipment sales	164	125
Cost of new equipment sales	42	54
Cost of contractor supplies sales	17	18
Cost of service and other revenues	30	28
Total cost of revenues	1,343	1,398
Gross profit	714	727
Selling, general and administrative expenses	250	267
Restructuring charge	1	2
Non-rental depreciation and amortization	91	100
Operating income	372	358
Interest expense, net	99	136
Other income, net	(2)	(4)
Income before provision for income taxes	275	226
Provision for income taxes	72	53
Net income	$203	$173
Basic earnings per share	$2.81	$2.33
Diluted earnings per share	$2.80	$2.33
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2021	2020
Net income	$203	$173
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1) (2)	5	(103)
Fixed price diesel swaps	1	(3)
Other comprehensive income (loss)	6	(106)
Comprehensive income (1)	$209	$67
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2021 or 2020. There was no material tax impact related to the foreign currency translation adjustments. We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In the fourth quarter of 2020, we identified $135 of cash in our foreign operations in excess of near-term working capital needs, and determined that this amount could no longer be considered indefinitely reinvested. As a result, our prior assertion that all undistributed earnings of our foreign subsidiaries should be considered indefinitely reinvested changed. We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. There were no material taxes associated with other comprehensive income (loss) during 2021 or 2020.
(2)The 2020 activity primarily reflects a significant change in Canadian currency exchange rates.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended March 31, 2021
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				203
Foreign currency translation adjustments							5
Fixed price diesel swaps							1
Stock compensation expense, net	—		21
Shares repurchased and retired			(30)
Balance at March 31, 2021	72	$1	$2,473	$6,368	42	$(3,957)	$(140)

	Three Months Ended March 31, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				173
Foreign currency translation adjustments (3)							(103)
Fixed price diesel swaps							(3)
Stock compensation expense, net	1		13
Exercise of common stock options			1
Shares repurchased and retired			(19)
Repurchase of common stock	(3)				3	(257)
Balance at March 31, 2020	72	$1	$2,435	$5,448	42	$(3,957)	$(292)

(1)Common stock outstanding decreased by approximately 2 million net shares during the year ended December 31, 2020.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)Primarily reflects a significant change in Canadian currency exchange rates.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$203	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	466	526
Amortization of deferred financing costs and original issue discounts	3	4
Gain on sales of rental equipment	(103)	(83)
Gain on sales of non-rental equipment	(1)	(1)
Insurance proceeds from damaged equipment	(7)	(6)
Stock compensation expense, net	21	13
Restructuring charge	1	2
Increase in deferred taxes	3	1
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	63	105
Decrease in inventory	11	5
Decrease (increase) in prepaid expenses and other assets	23	(30)
Increase in accounts payable	96	33
Decrease in accrued expenses and other liabilities	(21)	(98)
Net cash provided by operating activities	758	644
Cash Flows From Investing Activities:
Purchases of rental equipment	(295)	(208)
Purchases of non-rental equipment	(19)	(53)
Proceeds from sales of rental equipment	267	208
Proceeds from sales of non-rental equipment	7	9
Insurance proceeds from damaged equipment	7	6
Purchases of other companies, net of cash acquired	(1)	—
Purchases of investments	—	(1)
Net cash used in investing activities	(34)	(39)
Cash Flows From Financing Activities:
Proceeds from debt	1,091	2,517
Payments of debt	(1,710)	(2,375)
Proceeds from the exercise of common stock options	—	1
Common stock repurchased	(30)	(276)
Payments of financing costs	—	(9)
Net cash used in financing activities	(649)	(142)
Effect of foreign exchange rates	1	(2)
Net increase in cash and cash equivalents	76	461
Cash and cash equivalents at beginning of period	202	52
Cash and cash equivalents at end of period	$278	$513
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$6	$3
Cash paid for interest	167	174
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2020 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

COVID-19
The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals, and on the global economy, is uncertain. Uncertainty remains regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The health and safety of our employees and customers remains our top priority, and we have also engaged in extensive contingency planning to manage the business impact of the pandemic.
Prior to mid-March 2020, our results were largely in line with expectations. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Accounting Pronouncements
Guidance Adopted in 2021
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. Different components of the guidance required retrospective, modified retrospective or prospective adoption. We adopted this guidance when it became effective, in the first quarter of 2021, and the impact on our financial statements was not material.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$1,405	$—	$1,405	$1,522	$—	$1,522
Re-rent revenue	32	—	32	34	—	34
Ancillary and other rental revenues:
Delivery and pick-up	—	116	116	—	119	119
Other	81	33	114	81	27	108
Total ancillary and other rental revenues	81	149	230	81	146	227
Total equipment rentals	1,518	149	1,667	1,637	146	1,783
Sales of rental equipment	—	267	267	—	208	208
Sales of new equipment	—	49	49	—	62	62
Contractor supplies sales	—	24	24	—	25	25
Service and other revenues	—	50	50	—	47	47
Total revenues	$1,518	$539	$2,057	$1,637	$488	$2,125
Revenues by reportable segment are presented in note 3 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31, 2021, 79 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 3, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 68 percent of total revenues for the three months ended March 31, 2021) and are governed by our standard rental contract. We account for such rentals as

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $51 as of March 31, 2021 and December 31, 2020.
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
“Other” equipment rental revenue is primarily comprised of 1) Rental Protection Plan (or "RPP") revenue associated with the damage waiver customers can purchase when they rent our equipment to protect against potential loss or damage, 2) environmental charges associated with the rental of equipment, 3) charges for rented equipment that is damaged by our customers and 4) charges for setup and other services performed on rented equipment.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 74 percent of our total revenues for the three months ended March 31, 2021). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the three months ended March 31, 2021, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent and two percent of total receivables at March 31, 2021 and December 31, 2020, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of March 31, 2021 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 74 percent of our total revenues for the three months ended March 31, 2021, and these revenues account for corresponding portions of the $1.254 billion of net accounts receivable and the associated allowance for doubtful accounts of $104 reported on our condensed consolidated balance sheet as of March 31, 2021).
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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning balance	$108	$103
Charged to costs and expenses (1)	—	4
Charged to revenue (2)	4	8
Deductions (3)	(8)	(8)
Ending balance	$104	$107
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2021 or 2020 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three months ended March 31, 2021 and 2020 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2021.

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

The following tables set forth financial information by segment.

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2021
Equipment rentals	$1,273	$394	$1,667
Sales of rental equipment	247	20	267
Sales of new equipment	42	7	49
Contractor supplies sales	16	8	24
Service and other revenues	44	6	50
Total revenue	1,622	435	2,057
Depreciation and amortization expense	380	86	466
Equipment rentals gross profit	411	166	577
Capital expenditures	284	30	314
Three Months Ended March 31, 2020
Equipment rentals	$1,394	$389	$1,783
Sales of rental equipment	190	18	208
Sales of new equipment	53	9	62
Contractor supplies sales	16	9	25
Service and other revenues	41	6	47
Total revenue	1,694	431	2,125
Depreciation and amortization expense	437	89	526
Equipment rentals gross profit	448	162	610
Capital expenditures	198	63	261

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2021	December 31, 2020
Total reportable segment assets
General rentals	$14,814	$15,051
Trench, power and fluid solutions	2,728	2,817
Total assets	$17,542	$17,868
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2021	2020
Total equipment rentals gross profit	$577	$610
Gross profit from other lines of business	137	117
Selling, general and administrative expenses	(250)	(267)
Restructuring charge (1)	(1)	(2)
Non-rental depreciation and amortization	(91)	(100)
Interest expense, net	(99)	(136)
Other income, net	2	4
Income before provision for income taxes	$275	$226
 ___________________
(1)Primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 4 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Restructuring and Asset Impairment Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed five restructuring programs and have incurred total restructuring charges of $351.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of March 31, 2021, the total liability associated with the closed restructuring programs was $12.
2020-2021 Cost Savings Restructuring Program
In the fourth quarter of 2019, we initiated a restructuring program associated with the consolidation of certain common functions, the relocation of our shared-service facilities and certain other cost reduction measures. We expect to complete the restructuring program in the first half of 2021, and do not expect to incur significant additional expenses in connection with the program.
The table below provides certain information concerning restructuring activity under the 2020-2021 Cost Savings restructuring program during the three months ended March 31, 2021:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Branch closure charges	$3	$—	$(1)	$2
Severance and other	2	—	(1)	1
Total	$5	$—	$(2)	$3
________________

(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge” (such charge also includes activity under our other restructuring programs). The restructuring charges are not allocated to our segments.  As of March 31, 2021, we have incurred total restructuring charges under the 2020-2021 Cost Savings restructuring program of $16, comprised of $8 of branch closure charges and $8 of severance and other costs.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three months ended March 31, 2020, we recorded asset impairment charges of $26, primarily in our general rentals segment. These asset impairment charges, which were not related to COVID-19, are primarily reflected in depreciation of rental equipment in our condensed consolidated statements of income and principally related to the discontinuation of certain equipment programs.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	March 31, 2021	December 31, 2020
Equipment (1)	289	300
Insurance	12	18
Advertising reimbursements (2)	9	11
Income taxes	4	4
Other (3)	44	42
Prepaid expenses and other assets	$358	$375
_________________

(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advanced purchase agreements. Such deposits are presented as a component of our cash flow from operations when paid. We expect to purchase and receive the equipment in 2021. During the three months ended March 31, 2021, we placed deposits of $50 and purchased $61 of equipment that we had placed deposits on.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services.
(3)    Includes multiple items, none of which are individually significant.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

6. Fair Value Measurements
As of March 31, 2021 and December 31, 2020, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of March 31, 2021 and December 31, 2020. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2021 and December 31, 2020 have been calculated based upon available market information, and were as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,967	$7,344	$6,965	$7,470
7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2021	December 31, 2020
Accounts Receivable Securitization Facility expiring 2021 (1) (2)	$524	$634
$3.75 billion ABL Facility expiring 2024 (1) (3)	491	977
Term loan facility expiring 2025 (1)	969	971
5 7/8 percent Senior Notes due 2026	999	999
5 1/2 percent Senior Notes due 2027	994	994
3 7/8 percent Senior Secured Notes due 2027	742	742
4 7/8 percent Senior Notes due 2028 (4)	1,655	1,654
4 7/8 percent Senior Notes due 2028 (4)	4	4
5 1/4 percent Senior Notes due 2030	743	742
4 percent Senior Notes due 2030	742	742
3 7/8 percent Senior Notes due 2031	1,088	1,088
Finance leases	131	135
Total debt	9,082	9,682
Less short-term portion (5)	(585)	(704)
Total long-term debt	$8,497	$8,978
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the three months ended March 31, 2021. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$3,191	$276	$—
Letters of credit	60
Interest rate at March 31, 2021	1.3%	1.4%	1.9%
Average month-end debt outstanding	624	603	977
Weighted-average interest rate on average debt outstanding	1.3%	1.4%	1.9%
Maximum month-end debt outstanding	774	644	978
(2)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2021, there were $787 of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)The decrease in the outstanding debt under the ABL facility since December 31, 2020 primarily reflects the use of proceeds from operations to reduce borrowings under the facility.
(4)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.
(5)As of March 31, 2021, our short-term debt primarily reflects $524 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of March 31, 2021, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
8. Leases
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such lease revenue represented 74 percent of our total revenues for the three months ended March 31, 2021). See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$681	$688
Finance lease assets	Rental equipment	296	295
	Less accumulated depreciation	(86)	(86)
	Rental equipment, net	210	209
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	20	19
	Less accumulated depreciation and amortization	(13)	(11)
	Property and equipment, net	15	16
Total leased assets		906	913
Liabilities
Current
Operating	Accrued expenses and other liabilities	178	178
Finance	Short-term debt and current maturities of long-term debt	51	60
Long-term
Operating	Operating lease liabilities	541	549
Finance	Long-term debt	80	75
Total lease liabilities		$850	$862

Lease cost	Classification	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$90	$92
	Selling, general and administrative expenses	2	3
	Restructuring charge	1	1
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	7	7
	Non-rental depreciation and amortization	—	—
Interest on lease liabilities	Interest expense, net	1	3
Sublease income (2)		(32)	(34)
Net lease cost		$69	$72
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation includes $28 and $31 for the three months ended March 31, 2021 and 2020, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Maturity of lease liabilities (as of March 31, 2021)	Operating leases (1)	Finance leases (2)
2021	$155	$46
2022	181	44
2023	150	32
2024	117	11
2025	81	2
Thereafter	111	5
Total	795	140
Less amount representing interest	(76)	(9)
Present value of lease liabilities	$719	$131
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of March 31, 2021. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	4.9	5.0
Finance leases	3.0	3.0
Weighted-average discount rate
Operating leases	4.1%	4.2%
Finance leases	3.0%	3.4%

Other information	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$52	$52
Operating cash flows from finance leases	1	3
Financing cash flows from finance leases	21	12
Leased assets obtained in exchange for new operating lease liabilities	41	48
Leased assets obtained in exchange for new finance lease liabilities	$16	$34
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

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income available to common stockholders	203	173
Denominator:
Denominator for basic earnings per share—weighted-average common shares	72,338	74,041
Effect of dilutive securities:
Employee stock options	6	15
Restricted stock units	330	210
Denominator for diluted earnings per share—adjusted weighted-average common shares	72,674	74,266
Basic earnings per share	$2.81	$2.33
Diluted earnings per share	$2.80	$2.33

11. Subsequent Event
On April 15, 2021, we entered into an Agreement and Plan of Merger (the “GFN Merger Agreement”) that provides for our acquisition of General Finance Corporation (“General Finance”) in a two-step all cash transaction, consisting of a tender offer, followed by a subsequent back-end merger. Pursuant to the GFN Merger Agreement, we will acquire General Finance for $19 (actual dollars) per share in cash, representing a total enterprise value of approximately $996, including the assumption of $400 of net debt. The acquisition and related fees and expenses will be funded through available cash and drawings on our ABL facility. General Finance, which operates as Pac-Van and Container King in the U.S. and Canada, and as Royal Wolf in Australia and New Zealand, is a leading provider of mobile storage and modular office space. Its network serves diverse end-markets, including construction, commercial, industrial, retail, transportation, petrochemical, consumer, natural resources, governmental and education. As of March 31, 2021, General Finance’s rental fleet consisted of approximately 100,000 units at an original cost of approximately $639. For the 12 months ending December 31, 2020, General Finance had revenues of $346. The transaction is subject to customary closing conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory approvals. The transaction is expected to close in the second quarter of 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
COVID-19
As discussed in note 1 to our condensed consolidated financial statements, the COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals, and on the global economy, is uncertain. Uncertainty remains regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic.
Prior to mid-March 2020, our performance was largely in line with expectations. In early March 2020, we initiated contingency planning ahead of the impact of COVID-19 on our end-markets. This planning has focused on five key work-streams that are the basis for our crisis response plan:
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
3.Disciplined capital expenditures: We have a substantial degree of flexibility in managing our capital expenditures and fleet capacity. Net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) for 2020 decreased $1.198 billion, or 92 percent, from 2019. We expect that net rental capital expenditures for 2021 will be consistent with historic (pre-COVID-19) levels.
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
5.Proactively managing the balance sheet with a focus on liquidity: We are focused on ensuring that we maintain ample liquidity to meet our business needs as the impact of COVID-19 evolves. As a result, our current $500 share repurchase program was paused in mid-March 2020. We are currently unable to estimate when, or if, the program will be restarted, and repurchases under the program could resume at any time. At March 31, 2021, our total liquidity was $3.745 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities. We have no note maturities until 2026.
The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The response plan above has helped mitigate the impact of COVID-19 on our results.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,167 rental locations in the United States, Canada and Europe. In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which allowed for our entry into select European markets. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $13.5 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. The BakerCorp acquisition discussed above added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 81 percent of total revenues for the three months ended March 31, 2021.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
We are continuing to manage the impact of COVID-19, as discussed above. Our general strategy focuses on profitability and return on invested capital, and, in particular, calls for:
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
Proposed Acquisition of General Finance
On April 15, 2021, we entered into an Agreement and Plan of Merger (the “GFN Merger Agreement”) that provides for our acquisition of General Finance Corporation (“General Finance”) in a two-step all cash transaction, consisting of a tender offer, followed by a subsequent back-end merger. Pursuant to the GFN Merger Agreement, we will acquire General Finance for $19 (actual dollars) per share in cash, representing a total enterprise value of approximately $996, including the assumption of $400 of net debt. The acquisition and related fees and expenses will be funded through available cash and drawings on our ABL facility. General Finance, which operates as Pac-Van and Container King in the U.S. and Canada, and as Royal Wolf in Australia and New Zealand, is a leading provider of mobile storage and modular office space. Its network serves diverse end-markets, including construction, commercial, industrial, retail, transportation, petrochemical, consumer, natural resources, governmental and education. As of March 31, 2021, General Finance’s rental fleet consisted of approximately 100,000 units at an original cost of approximately $639. For the 12 months ending December 31, 2020, General Finance had revenues of $346. The transaction is subject to customary closing conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory approvals. The transaction is expected to close in the second quarter of 2021.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we consider the impact of COVID-19 on liquidity, and assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. Since December 31, 2020, total debt has decreased $600, or 6.2 percent, primarily reflecting the use of cash generated from operations to reduce borrowings under the ABL facility. As of March 31, 2021, we had available liquidity of $3.745 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.

Net income. Net income and diluted earnings per share for the three months ended March 31, 2021 and 2020 are presented below.

	Three Months Ended
	March 31,
	2021	2020
Net income	$203	$173
Diluted earnings per share	$2.80	$2.33
Net income and diluted earnings per share for the three months ended March 31, 2021 and 2020 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended March 31,
	2021		2020
Tax rate applied to items below	25.3%		25.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	(36)	(0.50)	(44)	(0.59)
Impact on depreciation related to acquired fleet and property and equipment (2)	(1)	(0.02)	(2)	(0.03)
Impact of the fair value mark-up of acquired fleet (3)	(9)	(0.12)	(9)	(0.12)
Restructuring charge (4)	(1)	(0.01)	(1)	(0.02)
Asset impairment charge (5)	—	—	(19)	(0.26)

(1)This reflects the amortization of the intangible assets acquired in major acquisitions completed since 2012 (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition).
(2)This reflects the impact of extending the useful lives of equipment acquired in certain major acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold.
(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 4 to our condensed consolidated financial statements.
(5)This reflects write-offs of leasehold improvements and other fixed assets. The 2020 asset impairment charges were not related to COVID-19, and were primarily associated with the discontinuation of certain equipment programs.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge, stock compensation expense, net and the impact of the fair value mark-up of the acquired fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The net income and adjusted EBITDA margins represent net income or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2021	2020
Net income	$203	$173
Provision for income taxes	72	53
Interest expense, net	99	136
Depreciation of rental equipment	375	426
Non-rental depreciation and amortization	91	100
EBITDA	$840	$888
Restructuring charge (1)	1	2
Stock compensation expense, net (2)	21	13
Impact of the fair value mark-up of acquired fleet (3)	11	12
Adjusted EBITDA	$873	$915
Net income margin	9.9%	8.1%
Adjusted EBITDA margin	42.4%	43.1%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$758	$644
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(3)	(4)
Gain on sales of rental equipment	103	83
Gain on sales of non-rental equipment	1	1
Insurance proceeds from damaged equipment	7	6
Restructuring charge (1)	(1)	(2)
Stock compensation expense, net (2)	(21)	(13)
Changes in assets and liabilities	(177)	(4)
Cash paid for interest	167	174
Cash paid for income taxes, net	6	3
EBITDA	$840	$888
Add back:
Restructuring charge (1)	1	2
Stock compensation expense, net (2)	21	13
Impact of the fair value mark-up of acquired fleet (3)	11	12
Adjusted EBITDA	$873	$915
 ___________________
(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 4 to our condensed consolidated financial statements.
(2)Represents non-cash, share-based payments associated with the granting of equity instruments.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold.
For the three months ended March 31, 2021, net income increased $30, or 17.3 percent, and net income margin increased 180 basis points to 9.9 percent. For the three months ended March 31, 2021, adjusted EBITDA decreased $42, or 4.6 percent, and adjusted EBITDA margin decreased 70 basis points to 42.4 percent.

The year-over-year increase in net income margin included the impact of a $26 asset impairment charge, which was not related to COVID-19 and principally related to the discontinuation of certain equipment programs, recognized in the three months ended March 31, 2020. Excluding the impact of asset impairment charges, net income margin increased 50 basis points year-over-year, primarily reflecting a reduction in interest expense, partially offset by higher income tax expense. Net interest expense decreased $37, or 27.2 percent, year-over-year primarily due to decreases in both average debt and the average cost of debt. Year-over-year, income tax expense increased $19, or 35.8 percent, and the effective income tax rate increased by 270 basis points, primarily reflecting the impact of state apportionment changes.
The decrease in the adjusted EBITDA margin primarily reflects 1) lower margins from equipment rentals (excluding depreciation) and sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) and 2) an increase in the proportion of revenue from sales of rental equipment, partially offset by 3) the impact of decreased selling, general and administrative ("SG&A") expenses. Gross margin from equipment rentals (excluding depreciation) decreased 100 basis points primarily due to a higher bonus accrual and increases in certain operating expenses as a percentage of revenue. Gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet) decreased primarily due to pricing declines, although the used equipment market was strong, as reflected in the 28.4 percent year-over-year increase in sales of rental equipment. SG&A expense as a percentage of revenue decreased primarily due to 1) significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, 2) decreased bad debt expense, which primarily reflected aging and collection improvements, as well as the impact of COVID-19, which had more of an impact in the three months ended March 31, 2020, when COVID-19 first began to impact our results, and 3) decreases in certain other discretionary expenses, such as advertising and promotion, partially offset by 4) increased bonus expense.
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

	Three Months Ended March 31,
	2021	2020	Change
Equipment rentals*	$1,667	$1,783	(6.5)%
Sales of rental equipment	267	208	28.4%
Sales of new equipment	49	62	(21.0)%
Contractor supplies sales	24	25	(4.0)%
Service and other revenues	50	47	6.4%
Total revenues	$2,057	$2,125	(3.2)%
*Equipment rentals variance components:
Year-over-year change in average OEC			(5.7)%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			(0.5)%
Contribution from ancillary and re-rent revenue (3)			1.2%
Total change in equipment rentals			(6.5)%
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

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental and other miscellaneous costs and services. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 2 to the condensed consolidated financial statements for a discussion of our revenue recognition accounting.
For the three months ended March 31, 2021, total revenues of $2.057 billion decreased 3.2 percent compared with 2020. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the three months ended March 31, 2021). Equipment rentals decreased 6.5 percent, primarily due to a 5.7 percent decrease in average OEC. COVID-19 began to impact our operations in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, and, in 2020, capital expenditures decreased significantly from historic (pre-COVID-19) levels. We expect that rental capital expenditures for 2021 will be consistent with historic levels. Sales of rental equipment increased 28.4 percent year-over-year primarily due to increased volume in a strong used equipment market.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended March 31, 2021, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 25 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the five year period ended March 31, 2021, the general rentals' region with the lowest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 30.7 percent for the five year period ended March 31, 2021 was 25 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was less than the other general rentals' regions during this period primarily due to declines in the oil and gas business in the region. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
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
Revenues by segment were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2021
Equipment rentals	$1,273	$394	$1,667
Sales of rental equipment	247	20	267
Sales of new equipment	42	7	49
Contractor supplies sales	16	8	24
Service and other revenues	44	6	50
Total revenue	$1,622	$435	$2,057
Three Months Ended March 31, 2020
Equipment rentals	$1,394	$389	$1,783
Sales of rental equipment	190	18	208
Sales of new equipment	53	9	62
Contractor supplies sales	16	9	25
Service and other revenues	41	6	47
Total revenue	$1,694	$431	$2,125

Equipment rentals. For the three months ended March 31, 2021, equipment rentals of $1.667 billion decreased $116, or 6.5 percent, as compared to the same period in 2020, primarily due to a 5.7 percent decrease in average OEC. COVID-19 began to impact our operations in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, and, in 2020, capital expenditures decreased significantly from historic (pre-COVID-19) levels. We expect that rental capital expenditures for 2021 will be consistent with historic levels. Equipment rentals represented 81 percent of total revenues for the three months ended March 31, 2021.

For the three months ended March 31, 2021, general rentals equipment rentals decreased $121, or 8.7 percent, as compared to the same period in 2020, primarily due to decreased average OEC. As noted above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, and, in 2020, capital expenditures decreased significantly from historic levels. For the three months ended March 31, 2021, equipment rentals represented 78 percent of total revenues for the general rentals segment.

For the three months ended March 31, 2021, trench, power and fluid solutions equipment rentals did not change materially from the same period in 2020. For the three months ended March 31, 2021, equipment rentals represented 91 percent of total revenues for the trench, power and fluid solutions segment.
Sales of rental equipment. For the three months ended March 31, 2021, sales of rental equipment represented approximately 13 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2021, sales of rental equipment increased 28.4 percent year-over-year primarily due to increased volume in a strong used equipment market.

Sales of new equipment. For the three months ended March 31, 2021, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2021, sales of new equipment decreased 21.0 percent from the same period in 2020 primarily due to extended manufacturer lead times, which impacted the availability of equipment for sale.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2021, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three months ended March 31, 2021 did not change materially from the same period in 2020.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2021, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2021, service and other revenues did not change materially from the same period in 2020.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench, power and fluid solutions	Total
Three Months Ended March 31, 2021
Equipment Rentals Gross Profit	$411	$166	$577
Equipment Rentals Gross Margin	32.3%	42.1%	34.6%
Three Months Ended March 31, 2020
Equipment Rentals Gross Profit	$448	$162	$610
Equipment Rentals Gross Margin	32.1%	41.6%	34.2%
General rentals. For the three months ended March 31, 2021, equipment rentals gross profit decreased by $37, and equipment rentals gross margin increased 20 basis points, from 2020. Excluding the impact of a $24 asset impairment charge recognized in the three months ended March 31, 2020, which primarily reflected the discontinuation of certain equipment programs and was not related to COVID-19, equipment rentals gross margin decreased 160 basis points year-over-year, primarily due to a higher bonus accrual and increases in certain operating expenses as a percentage of revenue.
Trench, power and fluid solutions. For the three months ended March 31, 2021, equipment rentals gross profit increased by $4, and equipment rentals gross margin increased by 50 basis points from 2020. The increased gross margin primarily reflected decreases in temporary labor and fleet repair costs, partially offset by a higher proportion of revenue from certain lower margin ancillary fees in 2021.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Total gross margin	34.7%	34.2%	50 bps
Equipment rentals	34.6%	34.2%	40 bps
Sales of rental equipment	38.6%	39.9%	(130) bps
Sales of new equipment	14.3%	12.9%	140 bps
Contractor supplies sales	29.2%	28.0%	120 bps
Service and other revenues	40.0%	40.4%	(40) bps
For the three months ended March 31, 2021, total gross margin increased 50 basis points from the same period in 2020. Equipment rentals gross margin increased 40 basis points year-over-year. Excluding the impact of a $24 asset impairment charge recognized in the three months ended March 31, 2020, which primarily reflected the discontinuation of certain equipment programs and was not related to COVID-19, equipment rentals gross margin decreased 100 basis points year-over-year, primarily due to a higher bonus accrual and increases in certain operating expenses as a percentage of revenue. Gross margin from sales of rental equipment decreased 130 basis points from the same period in 2020 primarily due to decreased pricing, although the used equipment market was strong, as reflected in the 28.4 percent year-over-year increase in sales of rental equipment. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 5 percent of total gross profit for the three months ended March 31, 2021).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Selling, general and administrative ("SG&A") expense	$250	$267	(6.4)%
SG&A expense as a percentage of revenue	12.2%	12.6%	(40) bps
Restructuring charge	1	2	(50.0)%
Non-rental depreciation and amortization	91	100	(9.0)%
Interest expense, net	99	136	(27.2)%
Other income, net	(2)	(4)	(50.0)%
Provision for income taxes	72	53	35.8%
Effective tax rate	26.2%	23.5%	270 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three months ended March 31, 2021 decreased from the same period in 2020 primarily due to 1) significant reductions in professional fees and travel and entertainment expenses, which were implemented in response to COVID-19, 2) decreased bad debt expense, which primarily reflected aging and collection improvements, as well as the impact of COVID-19, which had more of an impact in the three months ended March 31, 2020, when COVID-19 first began to impact our results, and 3) decreases in certain other discretionary expenses, such as advertising and promotion, partially offset by 4) increased stock compensation and bonus expenses.
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
Interest expense, net for the three months ended March 31, 2021 decreased 27.2 percent year-over-year, primarily due to decreases in average debt and the average cost of debt.
The differences between the 2021 and 2020 effective tax rates and the federal statutory rate of 21 percent primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation and other deductible and nondeductible charges. The effective income tax rate for the three months ended March 31, 2021 increased by 270 basis points year-over-year, primarily reflecting the impact of state apportionment changes.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the three months ended March 31, 2021, and is not expected to impact our effective tax rate in 2021. As of March 31, 2021, we have deferred employer payroll taxes of $54 under the CARES Act, with approximately half of the deferral due in each of 2021 and 2022.
Balance sheet. Accounts payable increased by $96, or 20.6 percent, from December 31, 2020 to March 31, 2021, primarily due to a 1) seasonal increase in capital expenditures and 2) increased accrued payroll due to payroll timing.

Liquidity and Capital Resources
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary addressing our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $3.7 billion of Holdings' common stock under five completed share repurchase programs. On January 28, 2020, our Board of Directors authorized a $500 share repurchase program, which commenced in the first quarter of 2020 and was intended to run for 12 months. Through March 18, 2020, when the program was paused due to the COVID-19 pandemic, we repurchased $257 of common stock under the program. We are currently unable to estimate when, or if, the program will be restarted, and repurchases under the program could resume at any time.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2021, we had cash and cash equivalents of $278. Cash equivalents at March 31, 2021 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2021:

ABL facility:
Borrowing capacity, net of letters of credit	$3,191
Outstanding debt, net of debt issuance costs (1)	491
Interest rate at March 31, 2021	1.3%
Average month-end principal amount of debt outstanding (1)	624
Weighted-average interest rate on average debt outstanding	1.3%
Maximum month-end principal amount of debt outstanding (1)	774
Accounts receivable securitization facility:
Borrowing capacity	276
Outstanding debt, net of debt issuance costs	524
Interest rate at March 31, 2021	1.4%
Average month-end principal amount of debt outstanding	603
Weighted-average interest rate on average debt outstanding	1.4%
Maximum month-end principal amount of debt outstanding	644
 ___________________
(1)The outstanding amount of debt under the ABL facility and the average outstanding amount are less than the maximum outstanding amount primarily due to the use of proceeds from operations to reduce borrowings under the facility.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 26, 2021 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2021, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2021, we (i) generated cash from operating activities of $758 and (ii) generated cash from the sale of rental and non-rental equipment of $274. We used cash during this period principally to (i) purchase rental and non-rental equipment of $314, (ii) make debt payments, net of proceeds, of $619 and (iii) purchase shares of our common stock for $30. During the three months ended March 31, 2020, we (i) generated cash from operating activities of $644, (ii) generated cash from the sale of rental and non-rental equipment of $217 and (iii) received cash from debt proceeds, net of payments, of $142. We used cash during this period principally to (i) purchase rental and non-rental equipment of $261 and (ii) purchase shares of our common stock for $276.
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

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$758	$644
Purchases of rental equipment	(295)	(208)
Purchases of non-rental equipment	(19)	(53)
Proceeds from sales of rental equipment	267	208
Proceeds from sales of non-rental equipment	7	9
Insurance proceeds from damaged equipment	7	6
Free cash flow	$725	$606
Free cash flow for the three months ended March 31, 2021 was $725, an increase of $119 as compared to $606 for the three months ended March 31, 2020. Free cash flow increased primarily due to increased net cash provided by operating activities. Net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) increased $28 year-over-year.
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
The guarantees of Holdings and the guarantor subsidiaries are made on a joint and several basis. The guarantees of the guarantor subsidiaries are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met, designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants or the notes being rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA. Like the Holdings guarantees, the guarantees of the guarantor subsidiaries are subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of March 31, 2021, indebtedness of our non-guarantors included (i) $524 of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $4 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $11 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of March 31, 2021, the amount available for distribution under the most restrictive of these covenants was $1.106 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of March 31, 2021, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $4.276 billion.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

March 31, 2021
Current assets	$489
Long-term assets	16,238
Total assets	16,727
Current liabilities	1,203
Long-term liabilities	10,779
Total liabilities	11,982
Three Months Ended March 31, 2021
Total revenues	$1,863
Gross profit	652
Net income	203

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of March 31, 2021, we had an aggregate of $2.0 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 7 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of March 31, 2021 under these facilities. As of March 31, 2021, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $15 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2021, we had an aggregate of $7.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2021 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We operate in the U.S., Canada and Europe. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. During the three months ended March 31, 2021, our foreign subsidiaries accounted for $194, or 9 percent, of our total revenue of $2.057 billion, and $15, or 5 percent, of our total pretax income of $275. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under note 9 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2020 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider the risk factors in our 2020 Form 10-K in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2021 to January 31, 2021	32,608	(1)	$236.93		—
February 1, 2021 to February 28, 2021	247	(1)	$252.33		—
March 1, 2021 to March 31, 2021	78,064	(1)	$301.02		—
Total	110,919		$282.07	—	$243,081,785
(1)All shares purchased were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 28, 2020, our Board authorized a $500 million share repurchase program, which commenced in the first quarter of 2020 and was intended to run for 12 months. The program was paused on March 18, 2020 due to the COVID-19 pandemic. We are currently unable to estimate when, or if, the program will be restarted, and repurchases under the program could resume at any time.

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

10*	First Amendment, effective as of April 23, 2021, to the Employment Agreement between United Rentals, Inc. and Craig Pintoff

22*	Subsidiary Guarantors

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 28, 2021	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 28, 2021	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer