Form 10-Q
period 2021-06-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2021-07-28
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of July 26, 2021, there were 72,390,139 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
•uncertainty regarding emerging variant strains of the coronavirus (COVID-19), and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic;
•the impact of the COVID-19 pandemic on global economic conditions, including the impact of the various measures that have been implemented to protect public health, many of which reduced, and could in the future again reduce, demand for equipment rentals;
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
•our significant indebtedness (which totaled $10.2 billion at June 30, 2021) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•the costs of complying with environmental, safety and foreign laws and regulations, as well as other risks associated with non-U.S. operations, including currency exchange risk, and tariffs;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$336	$202
Accounts receivable, net of allowance for doubtful accounts of $112 at June 30, 2021 and $108 at December 31, 2020	1,400	1,315
Inventory	174	125
Prepaid expenses and other assets	244	375
Total current assets	2,154	2,017
Rental equipment, net	9,620	8,705
Property and equipment, net	623	604
Goodwill	5,845	5,168
Other intangible assets, net	576	648
Operating lease right-of-use assets	781	688
Other long-term assets	42	38
Total assets	$19,641	$17,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$852	$704
Accounts payable	897	466
Accrued expenses and other liabilities	795	720
Total current liabilities	2,544	1,890
Long-term debt	9,308	8,978
Deferred taxes	1,911	1,768
Operating lease liabilities	630	549
Other long-term liabilities	154	138
Total liabilities	14,547	13,323
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,400,388 and 72,386,879 shares issued and outstanding, respectively, at June 30, 2021 and 114,210,157 and 72,196,648 shares issued and outstanding, respectively, at December 31, 2020	1	1
Additional paid-in capital	2,506	2,482
Retained earnings	6,661	6,165
Treasury stock at cost—42,013,509 shares at June 30, 2021 and December 31, 2020	(3,957)	(3,957)
Accumulated other comprehensive loss	(117)	(146)
Total stockholders’ equity	5,094	4,545
Total liabilities and stockholders’ equity	$19,641	$17,868
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Equipment rentals	$1,951	$1,642	$3,618	$3,425
Sales of rental equipment	194	176	461	384
Sales of new equipment	57	53	106	115
Contractor supplies sales	27	23	51	48
Service and other revenues	58	45	108	92
Total revenues	2,287	1,939	4,344	4,064
Cost of revenues:
Cost of equipment rentals, excluding depreciation	815	647	1,530	1,394
Depreciation of rental equipment	385	395	760	821
Cost of rental equipment sales	110	105	274	230
Cost of new equipment sales	48	46	90	100
Cost of contractor supplies sales	19	16	36	34
Cost of service and other revenues	35	29	65	57
Total cost of revenues	1,412	1,238	2,755	2,636
Gross profit	875	701	1,589	1,428
Selling, general and administrative expenses	301	222	551	489
Merger related costs	3	—	3	—
Restructuring charge	—	3	1	5
Non-rental depreciation and amortization	90	95	181	195
Operating income	481	381	853	739
Interest expense, net	100	130	199	266
Other expense (income), net	4	—	2	(4)
Income before provision for income taxes	377	251	652	477
Provision for income taxes	84	39	156	92
Net income	$293	$212	$496	$385
Basic earnings per share	$4.03	$2.94	$6.85	$5.26
Diluted earnings per share	$4.02	$2.93	$6.82	$5.25
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$293	$212	$496	$385
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1) (2)	23	45	28	(58)
Fixed price diesel swaps	—	—	1	(3)
Other comprehensive income (loss)	23	45	29	(61)
Comprehensive income (1)	$316	$257	$525	$324
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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended June 30, 2021
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2021	72	$1	$2,473	$6,368	42	$(3,957)	$(140)
Net income				293
Foreign currency translation adjustments							23
Stock compensation expense, net	—		35
Shares repurchased and retired			(2)
Balance at June 30, 2021	72	$1	$2,506	$6,661	42	$(3,957)	$(117)

	Three Months Ended June 30, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2020	72	$1	$2,435	$5,448	42	$(3,957)	$(292)
Net income				212
Foreign currency translation adjustments (3)							45
Stock compensation expense, net	—		15
Balance at June 30, 2020	72	$1	$2,450	$5,660	42	$(3,957)	$(247)

	Six Months Ended June 30, 2021
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				496
Foreign currency translation adjustments							28
Fixed price diesel swaps							1
Stock compensation expense, net	—		56
Shares repurchased and retired			(32)
Balance at June 30, 2021	72	$1	$2,506	$6,661	42	$(3,957)	$(117)

	Six Months Ended June 30, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				385
Foreign currency translation adjustments (3)							(58)
Fixed price diesel swaps							(3)
Stock compensation expense, net	1		28
Exercise of common stock options			1
Shares repurchased and retired			(19)
Repurchase of common stock	(3)				3	(257)
Balance at June 30, 2020	72	$1	$2,450	$5,660	42	$(3,957)	$(247)

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

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$496	$385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	941	1,016
Amortization of deferred financing costs and original issue discounts	6	7
Gain on sales of rental equipment	(187)	(154)
Gain on sales of non-rental equipment	(4)	(3)
Insurance proceeds from damaged equipment	(14)	(13)
Stock compensation expense, net	56	28
Merger related costs	3	—
Restructuring charge	1	5
Increase (decrease) in deferred taxes	73	(62)
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(18)	297
Decrease in inventory	2	12
Decrease (increase) in prepaid expenses and other assets	210	(2)
Increase (decrease) in accounts payable	385	(135)
(Decrease) increase in accrued expenses and other liabilities	(16)	80
Net cash provided by operating activities	1,934	1,461
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,208)	(353)
Purchases of non-rental equipment	(53)	(102)
Proceeds from sales of rental equipment	461	384
Proceeds from sales of non-rental equipment	14	20
Insurance proceeds from damaged equipment	14	13
Purchases of other companies, net of cash acquired	(1,435)	(2)
Purchases of investments	(1)	(1)
Net cash used in investing activities	(2,208)	(41)
Cash Flows From Financing Activities:
Proceeds from debt	3,768	3,620
Payments of debt	(3,338)	(4,680)
Proceeds from the exercise of common stock options	—	1
Common stock repurchased	(32)	(276)
Payments of financing costs	—	(10)
Net cash provided by (used in) financing activities	398	(1,345)
Effect of foreign exchange rates	10	—
Net increase in cash and cash equivalents	134	75
Cash and cash equivalents at beginning of period	202	52
Cash and cash equivalents at end of period	$336	$127
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$108	$21
Cash paid for interest	195	259
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
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which allowed for our entry into select European markets. As discussed in note 3 to the condensed consolidated financial statements, in May 2021, we completed the acquisition of General Finance Corporation (“General Finance”), which allowed for our entry into select markets in Australia and New Zealand. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
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

COVID-19
The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals, and on the global economy, is uncertain. Uncertainty remains regarding emerging variant strains of COVID-19, and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The health and safety of our employees and customers remains our top priority, and we have also engaged in extensive contingency planning to manage the business impact of the pandemic.
Prior to mid-March 2020, our results were largely in line with expectations. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen recent evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
		2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$1,635	$—	$1,635	$1,404	$—	$1,404
Re-rent revenue	42	—	42	29	—	29
Ancillary and other rental revenues:
Delivery and pick-up	—	148	148	—	113	113
Other	100	26	126	78	18	96
Total ancillary and other rental revenues	100	174	274	78	131	209
Total equipment rentals	1,777	174	1,951	1,511	131	1,642
Sales of rental equipment	—	194	194	—	176	176
Sales of new equipment	—	57	57	—	53	53
Contractor supplies sales	—	27	27	—	23	23
Service and other revenues	—	58	58	—	45	45
Total revenues	$1,777	$510	$2,287	$1,511	$428	$1,939

	Six Months Ended June 30,
		2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$3,040	$—	$3,040	$2,926	$—	$2,926
Re-rent revenue	74	—	74	63	—	63
Ancillary and other rental revenues:
Delivery and pick-up	—	264	264	—	232	232
Other	181	59	240	159	45	204
Total ancillary and other rental revenues	181	323	504	159	277	436
Total equipment rentals	3,295	323	3,618	3,148	277	3,425
Sales of rental equipment	—	461	461	—	384	384
Sales of new equipment	—	106	106	—	115	115
Contractor supplies sales	—	51	51	—	48	48
Service and other revenues	—	108	108	—	92	92
Total revenues	$3,295	$1,049	$4,344	$3,148	$916	$4,064
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the six months ended June 30, 2021, 77 percent and 90 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 70 percent of total revenues for the six months ended June 30, 2021) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $84 and $51 as of June 30, 2021 and December 31, 2020, respectively. The increase in 2021 primarily reflects the impact of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 76 percent of our total revenues for the six months ended June 30, 2021). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the six months ended June 30, 2021, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent and two percent of total receivables at June 30, 2021 and December 31, 2020, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of June 30, 2021 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 76 percent of our total revenues for the six months ended June 30, 2021, and these revenues account for corresponding portions of the $1.400 billion of net accounts receivable and the associated allowance for doubtful accounts of $112 reported on our condensed consolidated balance sheet as of June 30, 2021).
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

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Beginning balance	$104	$107	$108	$103
Acquired	8	—	8	—
Charged to costs and expenses (1)	2	2	2	6
Charged to revenue (2)	5	2	9	10
Deductions (3)	(7)	(3)	(15)	(11)
Ending balance	$112	$108	$112	$108
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the six months ended June 30, 2021 or 2020 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the six months ended June 30, 2021 and 2020 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2021.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Acquisitions
On May 25, 2021, we completed the acquisition of General Finance. General Finance previously operated as Pac-Van and Container King in the U.S. and Canada, and as Royal Wolf in Australia and New Zealand, and was a leading provider of mobile storage and modular office space. Its network served diverse end-markets, including construction, commercial, industrial, retail, transportation, petrochemical, consumer, natural resources, governmental and education. As of March 31, 2021, General Finance’s rental fleet consisted of approximately 100,000 units at an original cost of approximately $650. For the 12 months ending December 31, 2020, General Finance had revenues of $342 (such amount represents General Finance’s historic revenue presented in accordance with our revenue mapping). The acquisition is expected to:
• Complement our leading positions in general construction and industrial rentals and specialty rentals, which will further differentiate us through our ability to deliver value as a one-stop-shop for customers;
• Create immediate cross-sell opportunities, and allow us to introduce mobile storage and modular office solutions in service areas that previously were not served by General Finance; and
• Provide entry into Australia and New Zealand, with an established platform run by a seasoned management team, and with a strong growth strategy already in place.
The aggregate consideration paid to acquire General Finance was $1.032 billion. The acquisition and related fees and expenses were funded through available cash and drawings on our senior secured asset-based revolving credit facility (“ABL facility”).
The following table summarizes the net book values of the assets acquired and liabilities assumed as of the acquisition date. The initial accounting for the acquisition is incomplete. All amounts below could change, potentially materially, as there is significant additional information that we have to obtain to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the potential intangible assets, primarily because of the proximity of the acquisition date to the balance sheet date of June 30, 2021.

Cash and cash equivalents	$13
Accounts receivable, net of allowance for doubtful accounts (1)	44
Inventory	37
Rental equipment	481
Property and equipment	25
Operating lease right-of-use assets	79
Other assets	27
Total identifiable assets acquired	706
Current liabilities	(82)
Deferred taxes	(68)
Operating lease liabilities	(76)
Total liabilities assumed	(226)
Net identifiable assets acquired	480
Goodwill (2)	552
Net assets acquired	$1,032
(1) The fair value of accounts receivables acquired was $44, and the gross contractual amount was $50. We estimated that $6 would be uncollectible.
(2)All of the goodwill was assigned to our specialty segment. As noted above, we have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, primarily because of the proximity of the acquisition date to the balance sheet date of June 30, 2021. As such, we expect that goodwill will change materially from the amount noted above. Once finalized, we expect that the goodwill that results from the acquisition will be primarily reflective of General Finance's going-concern value, the value of General Finance's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $28 of goodwill is expected to be deductible for income tax purposes.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The three and six months ended June 30, 2021 include General Finance acquisition-related costs which are reflected as “Merger related costs” in our condensed consolidated statements of income. Our results for the three and six months ended June 30, 2021 include $41 of revenue and $7 of pretax income from General Finance.
Pro forma financial information
The pro forma information below gives effect to the General Finance acquisition as if it had been completed on January 1, 2020 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our revenue results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma revenue information reflects General Finance’s historic revenue presented in accordance with our revenue mapping, and does not include any additional revenue opportunities following the acquisition. While pro forma revenue information is presented below, pro forma income information is not presented, as we expect that there will be material adjustments to the values of the assets acquired, including establishing the value of the potential intangible assets, and liabilities assumed, and, as such, we cannot presently provide meaningful pro forma income information. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. We expect that such valuation changes could be material, primarily because of the proximity of the acquisition date to June 30, 2021. In future periods, we expect to provide pro forma revenue and income information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United Rentals historic revenues	$2,287	$1,939	$4,344	$4,064
General Finance historic revenues	55	84	144	173
Pro forma revenues	$2,342	$2,023	$4,488	$4,237

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Segment Information
Our reportable segments are i) general rentals and ii) specialty (formerly "trench, power and fluid solutions"). Our regions discussed below, which are our operating segments, are aggregated into our reportable segments. We believe that the regions that are aggregated into our reportable segments have similar economic characteristics, as each region is capital intensive, offers similar products to similar customers, uses similar methods to distribute its products, and is subject to similar competitive risks. The aggregation of our regions also reflects the management structure that we use for making operating decisions and assessing performance. We evaluate segment performance primarily based on segment equipment rentals gross profit.
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
The specialty segment includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, and iv) mobile storage equipment and modular office space. The specialty segment is comprised of the following regions, each of which primarily rents the corresponding equipment type described above: i) the Trench Safety region, ii) the Power and HVAC region, iii) the Fluid Solutions and iv) Fluid Solutions Europe regions, and v) the Mobile Storage region. The Mobile Storage region is comprised of locations acquired in the May 2021 acquisition of General Finance, which is discussed in note 3 to the condensed consolidated financial statements. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Specialty	Total
Three Months Ended June 30, 2021
Equipment rentals	$1,466	$485	$1,951
Sales of rental equipment	166	28	194
Sales of new equipment	38	19	57
Contractor supplies sales	18	9	27
Service and other revenues	50	8	58
Total revenue	1,738	549	2,287
Depreciation and amortization expense	392	83	475
Equipment rentals gross profit	526	225	751
Three Months Ended June 30, 2020
Equipment rentals	$1,255	$387	$1,642
Sales of rental equipment	158	18	176
Sales of new equipment	45	8	53
Contractor supplies sales	15	8	23
Service and other revenues	39	6	45
Total revenue	1,512	427	1,939
Depreciation and amortization expense	401	89	490
Equipment rentals gross profit	419	181	600
Six Months Ended June 30, 2021
Equipment rentals	$2,739	$879	$3,618
Sales of rental equipment	413	48	461
Sales of new equipment	80	26	106
Contractor supplies sales	34	17	51
Service and other revenues	94	14	108
Total revenue	3,360	984	4,344
Depreciation and amortization expense	772	169	941
Equipment rentals gross profit	937	391	1,328
Capital expenditures	1,116	145	1,261
Six Months Ended June 30, 2020
Equipment rentals	$2,649	$776	$3,425
Sales of rental equipment	348	36	384
Sales of new equipment	98	17	115
Contractor supplies sales	31	17	48
Service and other revenues	80	12	92
Total revenue	3,206	858	4,064
Depreciation and amortization expense	838	178	1,016
Equipment rentals gross profit	867	343	1,210
Capital expenditures	377	78	455

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2021	December 31, 2020
Total reportable segment assets
General rentals	$15,587	$15,051
Specialty (1)	4,054	2,817
Total assets	$19,641	$17,868
  ___________________
(1)The increase in the specialty segment assets primarily reflects the impact of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements.
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total equipment rentals gross profit	$751	$600	$1,328	$1,210
Gross profit from other lines of business	124	101	261	218
Selling, general and administrative expenses	(301)	(222)	(551)	(489)
Merger related costs (1)	(3)	—	(3)	—
Restructuring charge (2)	—	(3)	(1)	(5)
Non-rental depreciation and amortization	(90)	(95)	(181)	(195)
Interest expense, net	(100)	(130)	(199)	(266)
Other (expense) income, net	(4)	—	(2)	4
Income before provision for income taxes	$377	$251	$652	$477
 ___________________
(1)Reflects transaction costs associated with the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-merger related costs" below.
(2)Primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 5 to our condensed consolidated financial statements.

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
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of June 30, 2021, the total liability associated with the closed restructuring programs was $12.
2020-2021 Cost Savings Restructuring Program
In the fourth quarter of 2019, we initiated a restructuring program associated with the consolidation of certain common functions, the relocation of our shared-service facilities and certain other cost reduction measures. We expect to complete the restructuring program in 2021, and do not expect to incur significant additional expenses in connection with the program.
The table below provides certain information concerning restructuring activity under the 2020-2021 Cost Savings restructuring program during the six months ended June 30, 2021:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Branch closure charges	$3	$1	$(3)	$1
Severance and other	2	—	(2)	—
Total	$5	$1	$(5)	$1
________________

(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge” (such charge also includes activity under our other restructuring programs). The restructuring charges are not allocated to our segments.  As of June 30, 2021, we have incurred total restructuring charges under the 2020-2021 Cost Savings restructuring program of $17, comprised of $9 of branch closure charges and $8 of severance and other costs.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the six months ended June 30, 2020, we recorded asset impairment charges of $26, primarily in our general rentals segment. These asset impairment charges, which were not related to COVID-19, are primarily reflected in depreciation of rental equipment in our condensed consolidated statements of income and principally related to the discontinuation of certain equipment programs. There were no material asset impairment charges during the three and six months ended June 30, 2021 or the three months ended June 30, 2020.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	June 30, 2021	December 31, 2020
Equipment (1)	124	300
Insurance	17	18
Advertising reimbursements (2)	25	11
Income taxes	18	4
Other (3)	60	42
Prepaid expenses and other assets	$244	$375
_________________

(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advanced purchase agreements. Such deposits are presented as a component of our cash flow from operations when paid. We expect to purchase and receive the equipment in 2021. During the six months ended June 30, 2021, new deposits were $109 and purchases of equipment that we had placed deposits on were $285.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services.
(3)    Includes multiple items, none of which are individually significant.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

7. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2021:

	General rentals	Specialty	Total
Balance at January 1, 2021 (1)	$4,368	$800	$5,168
Goodwill related to acquisitions (2)	118	552	670
Foreign currency translation and other adjustments	2	5	7
Balance at June 30, 2021 (1)	$4,488	$1,357	$5,845

_________________
(1)The total carrying amount of goodwill for all periods in the table above is reflected net of $1.557 billion of accumulated impairment charges, which were primarily recorded in our general rentals segment.
(2)For additional detail on the May 2021 acquisition of General Finance, which was assigned to our specialty segment and accounted for most of the goodwill related to acquisitions, see note 3 to our condensed consolidated financial statements.
Other intangible assets were comprised of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	48 months	$21	$7	$14
Customer relationships	5 years	$2,284	$1,725	$559
Trade names and associated trademarks	4 years	$8	$5	$3

	December 31, 2020
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	35 months	$12	$6	$6
Customer relationships	6 years	$2,252	$1,614	$638
Trade names and associated trademarks	4 years	$8	$4	$4
As discussed in note 3 to our condensed consolidated financial statements, on May 25, 2021, we completed the acquisition of General Finance. We have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the potential intangible assets, primarily because of the proximity of the acquisition date to the balance sheet date of June 30, 2021. As such, we have not yet recorded, as of June 30, 2021, any intangible assets associated with the acquisition.
Amortization expense for other intangible assets was $55 and $63 for the three months ended June 30, 2021 and 2020, respectively, and $111 and $131 for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2021	$102
2022	170
2023	125
2024	82
2025	55
Thereafter	42
Total	$576
8. Fair Value Measurements

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As of June 30, 2021 and December 31, 2020, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of June 30, 2021 and December 31, 2020. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2021 and December 31, 2020 have been calculated based upon available market information, and were as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,967	$7,324	$6,965	$7,470
9. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2021	December 31, 2020
Accounts Receivable Securitization Facility expiring 2022 (1) (2)	$794	$634
$3.75 billion ABL Facility expiring 2024 (1) (3)	1,294	977
Term loan facility expiring 2025 (1)	966	971
5 7/8 percent Senior Notes due 2026	999	999
5 1/2 percent Senior Notes due 2027	994	994
3 7/8 percent Senior Secured Notes due 2027	742	742
4 7/8 percent Senior Notes due 2028 (4)	1,655	1,654
4 7/8 percent Senior Notes due 2028 (4)	4	4
5 1/4 percent Senior Notes due 2030	743	742
4 percent Senior Notes due 2030	742	742
3 7/8 percent Senior Notes due 2031	1,088	1,088
Other acquired debt	2	—
Finance leases	137	135
Total debt	10,160	9,682
Less short-term portion (5)	(852)	(704)
Total long-term debt	$9,308	$8,978
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the six months ended June 30, 2021. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,384	$106	$—
Letters of credit	64
Interest rate at June 30, 2021	1.4%	0.9%	1.9%
Average month-end debt outstanding	892	628	975
Weighted-average interest rate on average debt outstanding	1.3%	1.3%	1.9%
Maximum month-end debt outstanding	1,672	794	978
(2)In June 2021, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. The size of the facility, which expires on June 24, 2022, was increased to $900. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2021, there were $903 of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)In June 2021, the ABL facility was amended, primarily to provide for a separate tranche of revolving commitments in an aggregate principal amount of $175 U.S. dollars to be available to subsidiaries in Australia and New Zealand acquired as part of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements. The aggregate amount committed under the ABL facility remains unchanged. The increase in the outstanding debt under the ABL facility since December 31, 2020 primarily reflects the use of borrowings under the ABL facility to fund most of the cost of the General Finance acquisition, partially offset by the use of proceeds from operations to reduce borrowings under the facility.
(4)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.
(5)As of June 30, 2021, our short-term debt primarily reflects $794 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As of June 30, 2021, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
10. Leases
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such lease revenue represented 76 percent of our total revenues for the six months ended June 30, 2021). See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$781	$688
Finance lease assets	Rental equipment	313	295
	Less accumulated depreciation	(88)	(86)
	Rental equipment, net	225	209
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	21	19
	Less accumulated depreciation and amortization	(16)	(11)
	Property and equipment, net	13	16
Total leased assets		1,019	913
Liabilities
Current
Operating	Accrued expenses and other liabilities	192	178
Finance	Short-term debt and current maturities of long-term debt	48	60
Long-term
Operating	Operating lease liabilities (1)	630	549
Finance	Long-term debt	89	75
Total lease liabilities		$959	$862
_________________
(1)    The increases in 2021 include the impact of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements.

Lease cost	Classification	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$100	$86	$190	$178
	Selling, general and administrative expenses	3	3	5	6
	Restructuring charge	—	1	1	2
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	8	8	15	15
	Non-rental depreciation and amortization	1	1	1	1
Interest on lease liabilities	Interest expense, net	1	3	2	6
Sublease income (2)		(42)	(30)	(74)	(64)
Net lease cost		$71	$72	$140	$144
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation includes $34 and $27 for the three months ended June 30, 2021 and 2020, respectively, and $62 and $58 for the six months ended June 30, 2021 and 2020, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Maturity of lease liabilities (as of June 30, 2021)	Operating leases (1)	Finance leases (2)
2021	$117	$29
2022	205	50
2023	172	40
2024	139	17
2025	102	4
Thereafter	199	4
Total	934	144
Less amount representing interest	(112)	(7)
Present value of lease liabilities	$822	$137
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of June 30, 2021. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.0	5.0
Finance leases	3.3	3.0
Weighted-average discount rate
Operating leases	4.1%	4.2%
Finance leases	2.7%	3.4%

Other information	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$108	$104
Operating cash flows from finance leases	2	6
Financing cash flows from finance leases	42	26
Leased assets obtained in exchange for new operating lease liabilities (1)	184	92
Leased assets obtained in exchange for new finance lease liabilities	$39	$39
_________________
(1)    The increase in 2021 includes the impact of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements.

11. Legal and Regulatory Matters
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income available to common stockholders	$293	$212	496	385
Denominator:
Denominator for basic earnings per share—weighted-average common shares	72,455	72,161	72,397	73,101
Effect of dilutive securities:
Employee stock options	4	12	5	14
Restricted stock units	258	102	291	155
Denominator for diluted earnings per share—adjusted weighted-average common shares	72,717	72,275	72,693	73,270
Basic earnings per share	$4.03	$2.94	$6.85	$5.26
Diluted earnings per share	$4.02	$2.93	$6.82	$5.25

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
COVID-19
As discussed in note 1 to our condensed consolidated financial statements, the COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of United Rentals, and on the global economy, is uncertain. Uncertainty remains regarding emerging variant strains of COVID-19, and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic.
Prior to mid-March 2020, our performance was largely in line with expectations. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen recent evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators. In early March 2020, we initiated contingency planning ahead of the impact of COVID-19 on our end-markets. This planning has focused on five key work-streams that are the basis for our crisis response plan:
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
4.Controlling core operating expenses: A significant portion of our cash operating costs are variable in nature. Beginning in March 2020, we significantly reduced overtime and temporary labor primarily in response to the impact of COVID-19. Furthermore, we continue to leverage our current capacity to reduce the need for third-party delivery and repair services, and minimize other discretionary expenses across general and administrative areas. As discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the impact of COVID-19 was more pronounced in 2020, and certain costs have returned to more normal levels, as have revenues. We continue to manage our operating costs as noted above.
5.Proactively managing the balance sheet with a focus on liquidity: We are focused on ensuring that we maintain ample liquidity to meet our business needs as the impact of COVID-19 evolves. As a result, our current $500 share repurchase program was paused in mid-March 2020. We are currently unable to estimate when, or if, the program will be restarted, and repurchases under the program could resume at any time. At June 30, 2021, our total liquidity was $2.826 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities. We have no note maturities until 2026.
The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The response plan above has helped mitigate the impact of COVID-19 on our results.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,332 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. As discussed in note 3 to the condensed consolidated financial statements, in May 2021, we completed the acquisition of General Finance, which allowed for our entry into select markets in Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $15.1 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. The BakerCorp acquisition added

11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network, and the General Finance acquisition added 28 locations in Australia and 18 locations in New Zealand. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,200 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 83 percent of total revenues for the six months ended June 30, 2021.
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
•The continued expansion of our specialty footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network. We believe that the expansion of our specialty business, as exhibited by our acquisition of General Finance discussed in note 3 to the condensed consolidated financial statements, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we consider the impact of COVID-19 on liquidity, and assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. Since December 31, 2020, total debt has increased $478, or 4.9 percent, primarily reflecting the use of borrowings under the ABL facility to fund most of the cost of the General Finance acquisition discussed above, partially offset by the use of cash generated from operations to reduce borrowings under the ABL facility. As of June 30, 2021, we had available liquidity of $2.826 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
Net income. Net income and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$293	$212	$496	$385
Diluted earnings per share	$4.02	$2.93	$6.82	$5.25
Net income and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Tax rate applied to items below	25.4%		25.2%		25.3%		25.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(2)	$(0.03)	$—	$—	$(2)	$(0.03)	$—	$—
Merger related intangible asset amortization (2)	(34)	(0.48)	(41)	(0.59)	(70)	(0.97)	(85)	(1.15)
Impact on depreciation related to acquired fleet and property and equipment (3)	(1)	(0.01)	(2)	(0.02)	(2)	(0.03)	(4)	(0.06)
Impact of the fair value mark-up of acquired fleet (4)	(6)	(0.08)	(8)	(0.10)	(15)	(0.20)	(17)	(0.23)
Restructuring charge (5)	—	—	(3)	(0.04)	(1)	(0.01)	(4)	(0.06)
Asset impairment charge (6)	(3)	(0.04)	(1)	—	(3)	(0.04)	(20)	(0.27)

(1)This reflects transaction costs associated with the General Finance acquisition discussed above. Merger related costs only include costs associated with major acquisitions completed since 2012 that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition). For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
(2)This reflects the amortization of the intangible assets acquired in the major acquisitions.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$293	$212	$496	$385
Provision for income taxes	84	39	156	92
Interest expense, net	100	130	199	266
Depreciation of rental equipment	385	395	760	821
Non-rental depreciation and amortization	90	95	181	195
EBITDA	$952	$871	$1,792	$1,759
Merger related costs (1)	3	—	3	—
Restructuring charge (2)	—	3	1	5
Stock compensation expense, net (3)	35	15	56	28
Impact of the fair value mark-up of acquired fleet (4)	9	10	20	22
Adjusted EBITDA	$999	$899	$1,872	$1,814
Net income margin	12.8%	10.9%	11.4%	9.5%
Adjusted EBITDA margin	43.7%	46.4%	43.1%	44.6%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$1,934	$1,461
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(6)	(7)
Gain on sales of rental equipment	187	154
Gain on sales of non-rental equipment	4	3
Insurance proceeds from damaged equipment	14	13
Merger related costs (1)	(3)	—
Restructuring charge (2)	(1)	(5)
Stock compensation expense, net (3)	(56)	(28)
Changes in assets and liabilities	(584)	(112)
Cash paid for interest	195	259
Cash paid for income taxes, net	108	21
EBITDA	$1,792	$1,759
Add back:
Merger related costs (1)	3	—
Restructuring charge (2)	1	5
Stock compensation expense, net (3)	56	28
Impact of the fair value mark-up of acquired fleet (4)	20	22
Adjusted EBITDA	$1,872	$1,814
 ___________________

(1)This reflects transaction costs associated with the General Finance acquisition discussed above. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
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
For the three months ended June 30, 2021, net income increased $81, or 38.2 percent, and net income margin increased 190 basis points to 12.8 percent. For the three months ended June 30, 2021, adjusted EBITDA increased $100, or 11.1 percent, and adjusted EBITDA margin decreased 270 basis points to 43.7 percent.
The year-over-year increase in net income margin primarily reflected a reduction in interest expense, improved equipment rentals gross margin and decreased non-rental depreciation and amortization, partially offset by higher selling, general and administrative ("SG&A") and income tax expenses. Net interest expense decreased $30, or 23 percent, year-over-year primarily due to decreases in both average debt and the average cost of debt. Equipment rentals gross margin increased year-over-year primarily due to a reduction in depreciation expense, partially offset by a higher bonus accrual and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Non-rental depreciation and amortization decreased 5 percent year-over-year, which equated to a significant improvement as a percentage of revenue. SG&A expense increased year-over-year primarily due to higher bonus and stock compensation expenses and $8 of one-time costs related to recent acquisition activity recognized in the three months ended June 30, 2021. Net income margin was also impacted by an additional $5 of one-time costs associated with recent acquisitions recognized outside of SG&A expense in the three months ended June 30, 2021. Year-over-year, income tax expense increased $45, or 115 percent, and the effective income tax rate increased by 680 basis points, primarily reflecting the release in 2020 of a valuation allowance on foreign tax credits.
The decrease in the adjusted EBITDA margin primarily reflects lower margins from equipment rentals (excluding depreciation) and increased SG&A expense. Gross margin from equipment rentals (excluding depreciation) decreased 240 basis points primarily due to a higher bonus accrual and increased delivery expense. SG&A expense increased primarily due to increased bonus expense and $8 of one-time costs related to recent acquisition activity recognized in the three months ended June 30, 2021. Adjusted EBITDA margin was also impacted by an additional $5 of one-time costs associated with recent acquisitions recognized outside of SG&A expense in the three months ended June 30, 2021.
For the six months ended June 30, 2021, net income increased $111, or 28.8 percent, and net income margin increased 190 basis points to 11.4 percent. For the six months ended June 30, 2021, adjusted EBITDA increased $58, or 3.2 percent, and adjusted EBITDA margin decreased 150 basis points to 43.1 percent.
The year-over-year increase in net income margin included the impact of a $26 asset impairment charge, which was not related to COVID-19 and principally related to the discontinuation of certain equipment programs, recognized in the six months ended June 30, 2020. Excluding the impact of asset impairment charges, net income margin increased 140 basis points year-over-year, primarily reflecting a reduction in interest expense, improved equipment rentals gross margin and decreased non-rental depreciation and amortization, partially offset by higher SG&A and income tax expenses. Net interest expense decreased $67, or 25 percent, year-over-year primarily due to decreases in both average debt and the average cost of debt. Equipment rentals gross margin increased year-over-year primarily due to a reduction in depreciation expense, partially offset by a higher bonus accrual and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Non-rental depreciation and amortization decreased 7 percent year-over-year, which equated to a significant improvement as a percentage of revenue. SG&A expense increased year-over-year primarily due to higher bonus and stock compensation expenses and $8 of one-time costs related to recent acquisition activity recognized in the six months ended June 30, 2021. Net income margin was also impacted by an additional $5 of one-time costs associated with recent acquisitions recognized outside of SG&A expense in the six months ended June 30, 2021. Year-over-year, income tax expense increased $64, or 70 percent, and the effective income tax rate increased by 460 basis points, primarily reflecting the release in 2020 of a valuation allowance on foreign tax credits.
The decrease in the adjusted EBITDA margin primarily reflects lower margins from equipment rentals (excluding depreciation). Gross margin from equipment rentals (excluding depreciation) decreased 160 basis points primarily due to a higher bonus accrual and increases in certain operating expenses, including delivery costs, as a percentage of revenue.
Revenues are noted below. Fleet productivity is a comprehensive metric that provides greater insight into the decisions made by our managers in support of equipment rental growth and returns. Specifically, we seek to optimize the interplay of rental rates, time utilization and mix to drive rental revenue. Fleet productivity aggregates, in one metric, the impact of changes in rates, utilization and mix on owned equipment rental revenue. We believe that this metric is useful in assessing the effectiveness of our decisions on rates, time utilization and mix, particularly as they support the creation of shareholder value.

The table below includes the components of the year-over-year change in rental revenue using the fleet productivity methodology.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Equipment rentals*	$1,951	$1,642	18.8%	$3,618	$3,425	5.6%
Sales of rental equipment	194	176	10.2%	461	384	20.1%
Sales of new equipment	57	53	7.5%	106	115	(7.8)%
Contractor supplies sales	27	23	17.4%	51	48	6.3%
Service and other revenues	58	45	28.9%	108	92	17.4%
Total revenues	$2,287	$1,939	17.9%	$4,344	$4,064	6.9%
*Equipment rentals variance components:
Year-over-year change in average OEC			0.2%			(2.8)%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			17.8%			8.2%
Contribution from ancillary and re-rent revenue (3)			2.3%			1.7%
Total change in equipment rentals			18.8%			5.6%
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
For the three months ended June 30, 2021, total revenues of $2.287 billion increased 17.9 percent compared with 2020. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the three months ended June 30, 2021). Equipment rentals increased $309, or 18.8 percent, including $24 of revenue from the General Finance acquisition, primarily due to a 17.8 percent increase in fleet productivity, which included the pronounced impact of COVID-19 in the three months ended June 30, 2020. COVID-19 began to impact our operations in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions, and the impact was more significant in 2020. Sales of rental equipment increased 10.2 percent year-over-year primarily due to improved pricing and the impact of the General Finance acquisition.
For the six months ended June 30, 2021, total revenues of $4.344 billion increased 6.9 percent compared with 2020. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the six months ended June 30, 2021). Equipment rentals increased $193, or 5.6 percent, including $24 of revenue from the General Finance acquisition, primarily due to an 8.2 percent increase in fleet productivity, which included the more pronounced impact of COVID-19 during the six months ended June 30, 2020, partially offset by a 2.8 percent decrease in average OEC. Sales of rental equipment increased 20.1 percent year-over-year primarily due to increased volume and improved pricing in a strong used equipment market.

Results of Operations

As discussed in note 4 to our condensed consolidated financial statements, our reportable segments are general rentals and specialty (formerly "trench, power and fluid solutions"). The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. This segment operates throughout the United States and Canada. The specialty segment is comprised of i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, iii) the Fluid Solutions and iv) Fluid Solutions Europe regions, both of which rent equipment primarily used for fluid containment, transfer and treatment, and v) the Mobile Storage region, which rents mobile storage and modular office space. The Mobile Storage region is comprised of locations acquired in the May 2021 acquisition of General Finance, which is discussed in note 3 to the condensed consolidated financial statements. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended June 30, 2021, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 25 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the five year period ended June 30, 2021, the general rentals' region with the lowest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 31.0 percent for the five year period ended June 30, 2021 was 25 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was less than the other general rentals' regions during this period primarily due to declines in the oil and gas business in the region. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
We similarly monitor the margin variances for the regions in the specialty segment. The specialty segment includes the locations acquired in the July 2018 BakerCorp acquisition and in the May 2021 General Finance acquisition. As such, there is not a long history of the acquired locations' rental margins included in the specialty segment. When monitoring for margin convergence, we include projected future results. We monitor the specialty segment margin variances and confirm the expectation of future convergence on a quarterly basis. The historic, pre-acquisition margins for the acquired BakerCorp and General Finance locations are lower than the margins achieved at the other locations in the segment. We expect that the margins at the acquired locations will increase as we realize synergies following the acquisitions, as a result of which, we expect future margin convergence.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2021
Equipment rentals	$1,466	$485	$1,951
Sales of rental equipment	166	28	194
Sales of new equipment	38	19	57
Contractor supplies sales	18	9	27
Service and other revenues	50	8	58
Total revenue	$1,738	$549	$2,287
Three Months Ended June 30, 2020
Equipment rentals	$1,255	$387	$1,642
Sales of rental equipment	158	18	176
Sales of new equipment	45	8	53
Contractor supplies sales	15	8	23
Service and other revenues	39	6	45
Total revenue	$1,512	$427	$1,939
Six Months Ended June 30, 2021
Equipment rentals	$2,739	$879	$3,618
Sales of rental equipment	413	48	461
Sales of new equipment	80	26	106
Contractor supplies sales	34	17	51
Service and other revenues	94	14	108
Total revenue	$3,360	$984	$4,344
Six Months Ended June 30, 2020
Equipment rentals	$2,649	$776	$3,425
Sales of rental equipment	348	36	384
Sales of new equipment	98	17	115
Contractor supplies sales	31	17	48
Service and other revenues	80	12	92
Total revenue	$3,206	$858	$4,064
Equipment rentals. For the three months ended June 30, 2021, equipment rentals of $1.951 billion increased $309, or 18.8 percent, including $24 of revenue from the General Finance acquisition, as compared to the same period in 2020, primarily due to a 17.8 percent increase in fleet productivity, which included the pronounced impact of COVID-19 in the three months ended June 30, 2020. COVID-19 began to impact our operations in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions, and the impact was more significant in 2020. Equipment rentals represented 85 percent of total revenues for the three months ended June 30, 2021.
For the six months ended June 30, 2021, equipment rentals of $3.618 billion increased $193, or 5.6 percent, including $24 of revenue from the General Finance acquisition, as compared to the same period in 2020, primarily due to an 8.2 percent increase in fleet productivity, which included the more pronounced impact of COVID-19 during the six months ended June 30, 2020, partially offset by a 2.8 percent decrease in average OEC. Equipment rentals represented 83 percent of total revenues for the six months ended June 30, 2021.
For the three months ended June 30, 2021, general rentals equipment rentals increased $211, or 16.8 percent, as compared to the same period in 2020, primarily due to increased fleet productivity, which included the pronounced impact of COVID-19 in the three months ended June 30, 2020. As noted above, the impact of COVID-19 was more significant in 2020. For the three months ended June 30, 2021, equipment rentals represented 84 percent of total revenues for the general rentals segment.
For the six months ended June 30, 2021, general rentals equipment rentals increased $90, or 3.4 percent, as compared to the same period in 2020, primarily due to increased fleet productivity, which included the more pronounced impact of COVID-19 during the six months ended June 30, 2020, partially offset by decreased average OEC. For the six months ended June 30, 2021, equipment rentals represented 82 percent of total revenues for the general rentals segment.

For the three months ended June 30, 2021, specialty equipment rentals increased $98, or 25.3 percent, as compared to the same period in 2020, including $24 of revenue from the General Finance acquisition. The increase in equipment rentals also reflected increased fleet productivity, which included the pronounced impact of COVID-19 in the three months ended June 30, 2020. As noted above, the impact of COVID-19 was more significant in 2020. For the three months ended June 30, 2021, equipment rentals represented 88 percent of total revenues for the specialty segment.
For the six months ended June 30, 2021, specialty equipment rentals increased $103, or 13.3 percent, as compared to the same period in 2020, including $24 of revenue from the General Finance acquisition. The increase in equipment rentals also reflected increased fleet productivity, which included the more pronounced impact of COVID-19 during the six months ended June 30, 2020. For the six months ended June 30, 2021, equipment rentals represented 89 percent of total revenues for the specialty segment.
Sales of rental equipment. For the six months ended June 30, 2021, sales of rental equipment represented approximately 11 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended June 30, 2021, sales of rental equipment increased 10.2 percent year-over-year primarily due to improved pricing and the impact of the General Finance acquisition. For the six months ended June 30, 2021, sales of rental equipment increased 20.1 percent year-over-year primarily due to increased volume and improved pricing in a strong used equipment market.
Sales of new equipment. For the six months ended June 30, 2021, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2021, sales of new equipment did not change materially year-over-year.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2021, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and six months ended June 30, 2021 did not change materially year-over-year.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2021, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and six months ended June 30, 2021, service and other revenues increased 28.9 percent and 17.4 percent year-over-year, respectively, primarily due to the more pronounced impact of COVID-19 in 2020.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2021
Equipment Rentals Gross Profit	$526	$225	$751
Equipment Rentals Gross Margin	35.9%	46.4%	38.5%
Three Months Ended June 30, 2020
Equipment Rentals Gross Profit	$419	$181	$600
Equipment Rentals Gross Margin	33.4%	46.8%	36.5%
Six Months Ended June 30, 2021
Equipment Rentals Gross Profit	$937	$391	$1,328
Equipment Rentals Gross Margin	34.2%	44.5%	36.7%
Six Months Ended June 30, 2020
Equipment Rentals Gross Profit	$867	$343	$1,210
Equipment Rentals Gross Margin	32.7%	44.2%	35.3%
General rentals. For the three months ended June 30, 2021, equipment rentals gross profit increased by $107, and equipment rentals gross margin increased 250 basis points, from 2020, primarily due to a reduction in depreciation expense, partially offset by a higher bonus accrual and increases in certain operating expenses, including delivery costs, as a percentage of revenue.

For the six months ended June 30, 2021, equipment rentals gross profit increased by $70, and equipment rentals gross margin increased 150 basis points, from 2020, which included a $24 asset impairment charge that primarily reflected the discontinuation of certain equipment programs and was not related to COVID-19. Excluding the impact of asset impairment charges, equipment rentals gross margin increased 80 basis points year-over-year, primarily due to a reduction in depreciation expense, partially offset by a higher bonus accrual and increases in certain operating expenses, including delivery costs, as a percentage of revenue.
Specialty. For the three months ended June 30, 2021, equipment rentals gross profit increased by $44, and equipment rentals gross margin decreased by 40 basis points from 2020. The slight decrease in gross margin primarily reflected the dilutive margin impact of the General Finance acquisition.
For the six months ended June 30, 2021, equipment rentals gross profit increased by $48, and equipment rentals gross margin increased by 30 basis points from 2020. The slight increase in gross margin primarily reflected decreases in depreciation and labor expenses as a percentage of revenue, partially offset by the dilutive margin impact of the General Finance acquisition and a higher proportion of revenue from certain lower margin ancillary fees in 2021.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Total gross margin	38.3%	36.2%	210 bps	36.6%	35.1%	150 bps
Equipment rentals	38.5%	36.5%	200 bps	36.7%	35.3%	140 bps
Sales of rental equipment	43.3%	40.3%	300 bps	40.6%	40.1%	50 bps
Sales of new equipment	15.8%	13.2%	260 bps	15.1%	13.0%	210 bps
Contractor supplies sales	29.6%	30.4%	(80) bps	29.4%	29.2%	20 bps
Service and other revenues	39.7%	35.6%	410 bps	39.8%	38.0%	180 bps
For the three months ended June 30, 2021, total gross margin increased 210 basis points from the same period in 2020. Equipment rentals gross margin increased 200 basis points year-over-year, primarily due to a reduction in depreciation expense, partially offset by a higher bonus accrual and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Gross margin from sales of rental equipment increased 300 basis points from the same period in 2020 primarily due to improved pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability and the more pronounced impact of COVID-19 in 2020, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 5 percent of total gross profit for the three months ended June 30, 2021).
For the six months ended June 30, 2021, total gross margin increased 150 basis points from the same period in 2020. Equipment rentals gross margin increased 140 basis points from 2020, which included a $24 asset impairment charge that primarily reflected the discontinuation of certain equipment programs and was not related to COVID-19. Excluding the impact of asset impairment charges, equipment rentals gross margin increased 80 basis points year-over-year, primarily due to a reduction in depreciation expense, partially offset by a higher bonus accrual and increases in certain operating expenses, including delivery costs, as a percentage of revenue. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability and the more pronounced impact of COVID-19 in 2020, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 5 percent of total gross profit for the six months ended June 30, 2021).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Selling, general and administrative ("SG&A") expense	$301	$222	35.6%	$551	$489	12.7%
SG&A expense as a percentage of revenue	13.2%	11.4%	180 bps	12.7%	12.0%	70 bps
Merger related costs	3	—	—%	3	—	—%
Restructuring charge	—	3	(100.0)%	1	5	(80.0)%
Non-rental depreciation and amortization	90	95	(5.3)%	181	195	(7.2)%
Interest expense, net	100	130	(23.1)%	199	266	(25.2)%
Other expense (income), net	4	—	—%	2	(4)	(150.0)%
Provision for income taxes	84	39	115.4%	156	92	69.6%
Effective tax rate	22.3%	15.5%	680 bps	23.9%	19.3%	460 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and six months ended June 30, 2021 increased from the same periods in 2020 primarily due to higher bonus and stock compensation expenses and $8 of one-time costs related to recent acquisition activity recognized in the three and six months ended June 30, 2021.
The merger related costs reflect transaction costs associated with General Finance acquisition that was completed in May 2021, as discussed in note 3 to the condensed consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions, each of which had annual revenues of over $200 prior to acquisition, that significantly impact our operations.
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
Interest expense, net for the three and six months ended June 30, 2021 decreased 23.1 percent and 25.2 percent year-over-year, respectively, primarily due to decreases in average debt and the average cost of debt.
The differences between the 2021 and 2020 effective tax rates and the federal statutory rate of 21 percent primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, other deductible and nondeductible charges, the release in 2020 of a valuation allowance on foreign tax credits and the release in 2021 of a valuation allowance on state tax credits. The year-over-year increases in the effective income tax rates for the three and six months ended June 30, 2021 primarily reflect the 2020 foreign tax credit valuation allowance release.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rates for the three or six months ended June 30, 2021, and is not expected to impact our effective tax rate in 2021. As of June 30, 2021, we have deferred employer payroll taxes of $54 under the CARES Act, with approximately half of the deferral due in each of 2021 and 2022.
Balance sheet. As discussed in note 3 to the condensed consolidated financial statements, in May 2021, we completed the acquisition of General Finance, and our balance sheet at June 30, 2021 includes the assets acquired and liabilities assumed reflected in note 3. Prepaid expenses and other assets decreased by $131, or 34.9 percent, from December 31, 2020 to June 30, 2021, primarily due to refundable deposits on expected purchases, primarily of rental equipment, pursuant to advanced purchase agreements, as discussed in note 6 to the condensed consolidated financial statements. Accounts payable increased by $431, or 92.5 percent, from December 31, 2020 to June 30, 2021, primarily due to increased capital expenditures, which reflected seasonality and improved economic conditions. Short-term debt and current maturities of long-term debt increased by

$148, or 21.0 percent, from December 31, 2020 to June 30, 2021, primarily due to increased borrowings under our accounts receivable securitization facility, as reflected in note 9 to the condensed consolidated financial statements.

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
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2021, we had cash and cash equivalents of $336. Cash equivalents at June 30, 2021 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2021:

ABL facility:
Borrowing capacity, net of letters of credit	$2,384
Outstanding debt, net of debt issuance costs (1)	1,294
Interest rate at June 30, 2021	1.4%
Average month-end principal amount of debt outstanding (1)	892
Weighted-average interest rate on average debt outstanding	1.3%
Maximum month-end principal amount of debt outstanding (1)	1,672
Accounts receivable securitization facility:
Borrowing capacity	106
Outstanding debt, net of debt issuance costs	794
Interest rate at June 30, 2021	0.9%
Average month-end principal amount of debt outstanding	628
Weighted-average interest rate on average debt outstanding	1.3%
Maximum month-end principal amount of debt outstanding	794
 ___________________
(1)The outstanding and maximum amounts of debt under the ABL facility exceeded the average outstanding amount primarily due to the use of borrowings under the ABL facility to fund most of the cost of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 26, 2021 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

Loan Covenants and Compliance. As of June 30, 2021, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2021, we (i) generated cash from operating activities of $1.934 billion, (ii) generated cash from the sale of rental and non-rental equipment of $475 and (iii) received cash from debt proceeds, net of payments, of $430. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.261 billion and (ii) purchase other companies for $1.435 billion. During the six months ended June 30, 2020, we (i) generated cash from operating activities of $1.461 billion and (ii) generated cash from the sale of rental and non-rental equipment of $404. We used cash during this period principally to (i) purchase rental and non-rental equipment of $455, (ii) make debt payments, net of proceeds, of $1.060 billion and (iii) purchase shares of our common stock for $276.
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

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$1,934	$1,461
Purchases of rental equipment	(1,208)	(353)
Purchases of non-rental equipment	(53)	(102)
Proceeds from sales of rental equipment	461	384
Proceeds from sales of non-rental equipment	14	20
Insurance proceeds from damaged equipment	14	13
Free cash flow	$1,162	$1,423
Free cash flow for the six months ended June 30, 2021 was $1.162 billion, a decrease of $261 as compared to $1.423 billion for the six months ended June 30, 2020. Free cash flow decreased primarily due to increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by increased net cash provided by operating activities. Net rental capital expenditures increased $778 year-over-year.
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

Information Regarding Guarantors of URNA Indebtedness
URNA is 100 percent owned by Holdings and has certain outstanding indebtedness that is guaranteed by both Holdings and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), captive insurance subsidiaries and immaterial subsidiaries acquired in connection with the General Finance acquisition, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by our Canadian subsidiary of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries, the SPV, captive insurance subsidiaries or immaterial subsidiaries acquired in connection with the General Finance acquisition (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Holdings’ other subsidiaries. Holdings consolidates each of URNA and the guarantor subsidiaries in its consolidated financial statements. URNA and the guarantor subsidiaries are all 100 percent-owned and controlled by Holdings. Holdings’ guarantees of URNA’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. The Holdings guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by Holdings will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of June 30, 2021, indebtedness of our non-guarantors included (i) $794 of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $2 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $11 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of June 30, 2021, the amount available for distribution under the most restrictive of these covenants was $1.199 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of June 30, 2021, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $4.572 billion.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

June 30, 2021
Current assets	$588
Long-term assets	17,828
Total assets	18,416
Current liabilities	1,567
Long-term liabilities	11,755
Total liabilities	13,322
Six Months Ended June 30, 2021
Total revenues	$3,925
Gross profit	1,449
Net income	496

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of June 30, 2021, we had an aggregate of $3.1 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 9 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of June 30, 2021 under these facilities. As of June 30, 2021, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $23 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2021, we had an aggregate of $7.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2021 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 8 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. As discussed in note 3 to our condensed consolidated financial statements, in May 2021, we completed the acquisition of General Finance, which allowed for our entry into select markets in Australia and New Zealand. During the six months ended June 30, 2021, our foreign subsidiaries accounted for $418, or 10 percent, of our total revenue of $4.344 billion, and $39, or 6 percent, of our total pretax income of $652. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under note 11 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2021 to April 30, 2021	1,119	(1)	$329.86		—
May 1, 2021 to May 31, 2021	511	(1)	$328.86		—
June 1, 2021 to June 30, 2021	548	(1)	$332.12		—
Total	2,178		$330.20	—	$243,081,785
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

Item 6.Exhibits

2(a)
Agreement and Plan of Merger, dated as of June 30, 2018, by and among United Rentals, Inc., UR Merger Sub IV Corporation and BakerCorp International Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)

2(b)
Agreement and Plan of Merger, dated as of September 10, 2018, by and among United Rentals, Inc., UR Merger Sub V Corporation, Vander Holding Corporation and Platinum Equity Advisors, LLC, solely in its capacity as the initial Holder Representative thereunder (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 10, 2018)

2(c)
Agreement and Plan of Merger, dated April 15, 2021, by and among General Finance Corporation, United Rentals (North America), Inc., and UR Merger Sub VI Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on April 15, 2021)

3(a)
Fifth Amended and Restated Certificate of Incorporation of United Rentals, Inc., dated May 7, 2020 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 8, 2020)

3(b)
Amended and Restated By-Laws of United Rentals, Inc., amended as of May 7, 2020 (incorporated by reference to Exhibit 3.3 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 8, 2020)

3(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

3(d)
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10(a)
Amendment No. 13 to Third Amended and Restated Receivables Purchase Agreement, dated as of June 25, 2021, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank, National Association, MUFG Bank, Ltd., and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on June 25, 2021)

10(b)
First Amendment, dated as of June 30, 2021, to the Third Amended and Restated Credit Agreement, dated as of February 15, 2019, among United Rentals (North America), Inc., United Rentals Inc., the other Borrowers party thereto, the other Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on July 2, 2021)

10(c)
Form of Tender and Support Agreement, dated April 15, 2021, by and among United Rentals (North America), Inc., UR Merger Sub VI Corporation and certain stockholders of General Finance Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on April 16, 2021)

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

UNITED RENTALS, INC.

Dated:	July 28, 2021	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 28, 2021	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer