Form 10-Q
period 2021-09-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2021-10-27
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of October 25, 2021, there were 72,394,435 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	6

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	6

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	8

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	9

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	11

	Notes to Unaudited Condensed Consolidated Financial Statements	12

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4	Controls and Procedures	51

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	52

Item 1A	Risk Factors	52

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6	Exhibits	53

	Signatures	54

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
•our significant indebtedness (which totaled $10.1 billion at September 30, 2021) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$320	$202
Accounts receivable, net of allowance for doubtful accounts of $115 at September 30, 2021 and $108 at December 31, 2020	1,602	1,315
Inventory	166	125
Prepaid expenses and other assets	112	375
Total current assets	2,200	2,017
Rental equipment, net	10,541	8,705
Property and equipment, net	626	604
Goodwill	5,458	5,168
Other intangible assets, net	662	648
Operating lease right-of-use assets	775	688
Other long-term assets	44	38
Total assets	$20,306	$17,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$888	$704
Accounts payable	1,057	466
Accrued expenses and other liabilities	807	720
Total current liabilities	2,752	1,890
Long-term debt	9,216	8,978
Deferred taxes	2,081	1,768
Operating lease liabilities	615	549
Other long-term liabilities	159	138
Total liabilities	14,823	13,323
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,406,501 and 72,392,992 shares issued and outstanding, respectively, at September 30, 2021 and 114,210,157 and 72,196,648 shares issued and outstanding, respectively, at December 31, 2020	1	1
Additional paid-in capital	2,538	2,482
Retained earnings	7,070	6,165
Treasury stock at cost—42,013,509 shares at September 30, 2021 and December 31, 2020	(3,957)	(3,957)
Accumulated other comprehensive loss	(169)	(146)
Total stockholders’ equity	5,483	4,545
Total liabilities and stockholders’ equity	$20,306	$17,868
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Equipment rentals	$2,277	$1,861	$5,895	$5,286
Sales of rental equipment	183	199	644	583
Sales of new equipment	47	54	153	169
Contractor supplies sales	29	25	80	73
Service and other revenues	60	48	168	140
Total revenues	2,596	2,187	6,940	6,251
Cost of revenues:
Cost of equipment rentals, excluding depreciation	886	689	2,416	2,083
Depreciation of rental equipment	412	395	1,172	1,216
Cost of rental equipment sales	99	123	373	353
Cost of new equipment sales	38	47	128	147
Cost of contractor supplies sales	21	18	57	52
Cost of service and other revenues	37	29	102	86
Total cost of revenues	1,493	1,301	4,248	3,937
Gross profit	1,103	886	2,692	2,314
Selling, general and administrative expenses	326	232	877	721
Merger related costs	—	—	3	—
Restructuring charge	—	6	1	11
Non-rental depreciation and amortization	98	97	279	292
Operating income	679	551	1,532	1,290
Interest expense, net	132	278	331	544
Other income, net	(3)	(2)	(1)	(6)
Income before provision for income taxes	550	275	1,202	752
Provision for income taxes	141	67	297	159
Net income	$409	$208	$905	$593
Basic earnings per share	$5.65	$2.88	$12.49	$8.14
Diluted earnings per share	$5.63	$2.87	$12.45	$8.12
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$409	$208	$905	$593
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(52)	32	(24)	(26)
Fixed price diesel swaps	—	1	1	(2)
Other comprehensive income (loss)	(52)	33	(23)	(28)
Comprehensive income (1)	$357	$241	$882	$565
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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended September 30, 2021
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at June 30, 2021	72	$1	$2,506	$6,661	42	$(3,957)	$(117)
Net income				409
Foreign currency translation adjustments							(52)
Stock compensation expense, net	—		33
Shares repurchased and retired			(1)
Balance at September 30, 2021	72	$1	$2,538	$7,070	42	$(3,957)	$(169)

	Three Months Ended September 30, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at June 30, 2020	72	$1	$2,450	$5,660	42	$(3,957)	$(247)
Net income				208
Foreign currency translation adjustments							32
Fixed price diesel swaps							1
Stock compensation expense, net	—		18
Shares repurchased and retired			(5)
Balance at September 30, 2020	72	$1	$2,463	$5,868	42	$(3,957)	$(214)

	Nine Months Ended September 30, 2021
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				905
Foreign currency translation adjustments							(24)
Fixed price diesel swaps							1
Stock compensation expense, net	—		89
Shares repurchased and retired			(33)
Balance at September 30, 2021	72	$1	$2,538	$7,070	42	$(3,957)	$(169)

	Nine Months Ended September 30, 2020
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				593
Foreign currency translation adjustments							(26)
Fixed price diesel swaps							(2)
Stock compensation expense, net	1		46
Exercise of common stock options			1
Shares repurchased and retired			(24)
Repurchase of common stock	(3)				3	(257)
Balance at September 30, 2020	72	$1	$2,463	$5,868	42	$(3,957)	$(214)

(1)Common stock outstanding decreased by approximately 2 million net shares during the year ended December 31, 2020.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$905	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,451	1,508
Amortization of deferred financing costs and original issue discounts	9	11
Gain on sales of rental equipment	(271)	(230)
Gain on sales of non-rental equipment	(6)	(5)
Insurance proceeds from damaged equipment	(19)	(34)
Stock compensation expense, net	89	46
Merger related costs	3	—
Restructuring charge	1	11
Loss on repurchase/redemption of debt securities and amendment of ABL facility	30	159
Increase (decrease) in deferred taxes	157	(66)
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(224)	202
Decrease in inventory	8	12
Decrease in prepaid expenses and other assets	306	30
Increase in accounts payable	548	88
Increase (decrease) in accrued expenses and other liabilities	34	(37)
Net cash provided by operating activities	3,021	2,288
Cash Flows From Investing Activities:
Purchases of rental equipment	(2,308)	(785)
Purchases of non-rental equipment and intangible assets	(142)	(145)
Proceeds from sales of rental equipment	644	583
Proceeds from sales of non-rental equipment	20	31
Insurance proceeds from damaged equipment	19	34
Purchases of other companies, net of cash acquired	(1,435)	(2)
Purchases of investments	(1)	(2)
Net cash used in investing activities	(3,203)	(286)
Cash Flows From Financing Activities:
Proceeds from debt	7,030	7,251
Payments of debt	(6,694)	(8,829)
Proceeds from the exercise of common stock options	—	1
Common stock repurchased	(33)	(281)
Payments of financing costs	(8)	(23)
Net cash provided by (used in) financing activities	295	(1,881)
Effect of foreign exchange rates	5	1
Net increase in cash and cash equivalents	118	122
Cash and cash equivalents at beginning of period	202	52
Cash and cash equivalents at end of period	$320	$174
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$151	$239
Cash paid for interest	362	438
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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$1,897	$—	$1,897	$1,572	$—	$1,572
Re-rent revenue	61	—	61	41	—	41
Ancillary and other rental revenues:
Delivery and pick-up	—	173	173	—	138	138
Other	115	31	146	84	26	110
Total ancillary and other rental revenues	115	204	319	84	164	248
Total equipment rentals	2,073	204	2,277	1,697	164	1,861
Sales of rental equipment	—	183	183	—	199	199
Sales of new equipment	—	47	47	—	54	54
Contractor supplies sales	—	29	29	—	25	25
Service and other revenues	—	60	60	—	48	48
Total revenues	$2,073	$523	$2,596	$1,697	$490	$2,187

	Nine Months Ended September 30,
		2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$4,937	$—	$4,937	$4,498	$—	$4,498
Re-rent revenue	135	—	135	104	—	104
Ancillary and other rental revenues:
Delivery and pick-up	—	437	437	—	370	370
Other	296	90	386	243	71	314
Total ancillary and other rental revenues	296	527	823	243	441	684
Total equipment rentals	5,368	527	5,895	4,845	441	5,286
Sales of rental equipment	—	644	644	—	583	583
Sales of new equipment	—	153	153	—	169	169
Contractor supplies sales	—	80	80	—	73	73
Service and other revenues	—	168	168	—	140	140
Total revenues	$5,368	$1,572	$6,940	$4,845	$1,406	$6,251
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2021, 76 percent and 90 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 71 percent of total revenues for the nine months ended September 30, 2021) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $81 and $51 as of September 30, 2021 and December 31, 2020, respectively. The increase in 2021 primarily reflects the impact of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the nine months ended September 30, 2021). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the nine months ended September 30, 2021, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent and two percent of total receivables at September 30, 2021 and December 31, 2020, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Our allowance for doubtful accounts as of September 30, 2021 included an adjustment for the estimated impact of COVID-19 on future collectibility that was not material to our financial statements. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the nine months ended September 30, 2021, and these revenues account for corresponding portions of the $1.602 billion of net accounts receivable and the associated allowance for doubtful accounts of $115 reported on our condensed consolidated balance sheet as of September 30, 2021).
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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning balance	$112	$108	$108	$103
Charged to costs and expenses (1)	1	2	3	8
Charged to revenue (2)	8	12	17	22
Deductions and other (3)	(6)	(8)	(13)	(19)
Ending balance	$115	$114	$115	$114
_________________
(1)    Reflects bad debt expenses recognized within selling, general and administrative expenses (associated with Topic 606 revenues).
(2)    Primarily reflects doubtful accounts associated with lease revenues that were recognized as a reduction to equipment rentals revenue (primarily associated with Topic 842 revenues).
(3)    Primarily represents write-offs of accounts, net of immaterial recoveries and other activity.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the nine months ended September 30, 2021 or 2020 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the nine months ended September 30, 2021 and 2020 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2021.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. In particular, rental equipment and goodwill could change materially once the valuations are finalized.

Cash and cash equivalents	$13
Accounts receivable (1)	44
Inventory	36
Rental equipment	793
Property and equipment	36
Intangibles (2)	94
Operating lease right-of-use assets	57
Other assets	26
Total identifiable assets acquired	1,099
Current liabilities	(91)
Deferred taxes	(160)
Operating lease liabilities	(44)
Total liabilities assumed	(295)
Net identifiable assets acquired	804
Goodwill (3)	228
Net assets acquired	$1,032
(1)The fair value of accounts receivables acquired was $44, and the gross contractual amount was $50. We estimated that $6 would be uncollectible.
(2)The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$87	7
Trade names and associated trademarks	7	5
Total	$94

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(3)All of the goodwill was assigned to our specialty segment. We have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed. As such, goodwill could change materially from the amount noted above. Once finalized, we expect that the goodwill that results from the acquisition will be primarily reflective of General Finance's going-concern value, the value of General Finance's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $28 of goodwill is expected to be deductible for income tax purposes.
The nine months ended September 30, 2021 include General Finance acquisition-related costs which are reflected as “Merger related costs” in our condensed consolidated statements of income. It is not practicable to reasonably estimate the amounts of revenue and earnings of General Finance since the acquisition date, primarily due to the movement of fleet between URI locations and the acquired General Finance locations, as well as our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the General Finance acquisition as if it had been completed on January 1, 2020 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information reflects General Finance’s historic revenue presented in accordance with our revenue mapping, does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of General Finance at their respective fair values based on available information and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and could change materially as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the acquisition date. The table below presents unaudited pro forma consolidated income statement information as if General Finance had been included in our consolidated results for the entire periods reflected:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United Rentals historic revenues	$2,596	$2,187	$6,940	$6,251
General Finance historic revenues	—	81	144	254
Pro forma revenues	2,596	2,268	7,084	6,505
United Rentals historic pretax income	550	275	1,202	752
General Finance historic pretax income (loss)	—	5	9	(3)
Combined pretax income	550	280	1,211	749
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(5)	(10)	(16)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	—	(6)	(9)	(17)
Intangible asset amortization (3)	2	(5)	(7)	(15)
Goodwill impairment (4)	—	—	—	14
Interest expense (5)	—	(4)	(6)	(16)
Elimination of historic interest (6)	—	5	23	17
Elimination of merger related costs (7)	—	—	12	—
Elimination of changes in the valuation of bifurcated derivatives in convertible notes (8)	—	1	(16)	11
Pro forma pretax income	$552	$266	$1,198	$727
________________

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups, and the changes in useful lives and salvage values, of the equipment acquired in the General Finance acquisition.
(2) Cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the General Finance acquisition.
(3) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(4) The goodwill impairment charge that General Finance recognized during the nine months ended September 30, 2020 was eliminated. If the acquisition had occurred as of the pro forma acquisition date, this impairment charge would not have been recognized (instead, we would have tested for goodwill impairment based on the post-acquisition reporting unit structure).
(5) As discussed above, we funded the General Finance acquisition using drawings on our ABL facility. Interest expense was adjusted to reflect interest on the ABL facility borrowings.
(6) Historic interest on debt that is not part of the combined entity was eliminated. The adjustment for the nine months ended September 30, 2021 includes a debt redemption loss of $12.
(7) Merger related costs primarily comprised of financial and legal advisory fees associated with the General Finance acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The adjustment for the nine months ended September 30, 2021 includes $9 of merger related costs recognized by General Finance prior to the acquisition.
(8) General Finance historically recognized changes in the valuation of bifurcated derivatives in convertible notes in its statements of operations. These historic changes were eliminated because the bifurcated derivatives are not part of the combined entity.

In addition to the General Finance acquisition discussed above, during 2021, we completed a series of acquisitions which were not significant individually or in the aggregate. See the condensed consolidated statements of cash flows for the total cash outflow for purchases of other companies, net of cash acquired, which includes General Finance and the other completed acquisitions, and see note 7 to our condensed consolidated financial statements for a rollforward showing the goodwill acquired associated with these acquisitions. The intangible assets acquired in the General Finance acquisition are discussed above, and $65 of intangible assets were acquired in 2021 associated with the other acquisitions.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Segment Information
Our reportable segments are i) general rentals and ii) specialty. Our regions discussed below, which are our operating segments, are aggregated into our reportable segments. We believe that the regions that are aggregated into our reportable segments have similar economic characteristics, as each region is capital intensive, offers similar products to similar customers, uses similar methods to distribute its products, and is subject to similar competitive risks. The aggregation of our regions also reflects the management structure that we use for making operating decisions and assessing performance. We evaluate segment performance primarily based on segment equipment rentals gross profit.
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
The specialty segment includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, and iv) mobile storage equipment and modular office space. The specialty segment is comprised of the following regions, each of which primarily rents the corresponding equipment type described above: i) the Trench Safety region, ii) the Power and HVAC region, iii) the Fluid Solutions and iv) Fluid Solutions Europe regions, and v) the Mobile Storage and vi) Mobile Storage International regions. The Mobile Storage and Mobile Storage International regions are comprised of locations acquired in the May 2021 acquisition of General Finance, which is discussed in note 3 to the condensed consolidated financial statements. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Specialty	Total
Three Months Ended September 30, 2021
Equipment rentals	$1,636	$641	$2,277
Sales of rental equipment	154	29	183
Sales of new equipment	31	16	47
Contractor supplies sales	19	10	29
Service and other revenues	54	6	60
Total revenue	1,894	702	2,596
Depreciation and amortization expense	412	98	510
Equipment rentals gross profit	649	330	979
Three Months Ended September 30, 2020
Equipment rentals	$1,391	$470	$1,861
Sales of rental equipment	182	17	199
Sales of new equipment	47	7	54
Contractor supplies sales	17	8	25
Service and other revenues	42	6	48
Total revenue	1,679	508	2,187
Depreciation and amortization expense	402	90	492
Equipment rentals gross profit	543	234	777
Nine Months Ended September 30, 2021
Equipment rentals	$4,375	$1,520	$5,895
Sales of rental equipment	567	77	644
Sales of new equipment	111	42	153
Contractor supplies sales	53	27	80
Service and other revenues	148	20	168
Total revenue	5,254	1,686	6,940
Depreciation and amortization expense	1,184	267	1,451
Equipment rentals gross profit	1,586	721	2,307
Capital expenditures	2,116	334	2,450
Nine Months Ended September 30, 2020
Equipment rentals	$4,040	$1,246	$5,286
Sales of rental equipment	530	53	583
Sales of new equipment	145	24	169
Contractor supplies sales	48	25	73
Service and other revenues	122	18	140
Total revenue	4,885	1,366	6,251
Depreciation and amortization expense	1,240	268	1,508
Equipment rentals gross profit	1,410	577	1,987
Capital expenditures	771	159	930

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2021	December 31, 2020
Total reportable segment assets
General rentals	$16,066	$15,051
Specialty (1)	4,240	2,817
Total assets	$20,306	$17,868
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
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total equipment rentals gross profit	$979	$777	$2,307	$1,987
Gross profit from other lines of business	124	109	385	327
Selling, general and administrative expenses	(326)	(232)	(877)	(721)
Merger related costs (1)	—	—	(3)	—
Restructuring charge (2)	—	(6)	(1)	(11)
Non-rental depreciation and amortization	(98)	(97)	(279)	(292)
Interest expense, net	(132)	(278)	(331)	(544)
Other income, net	3	2	1	6
Income before provision for income taxes	$550	$275	$1,202	$752
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
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of September 30, 2021, the total liability associated with the closed restructuring programs was $11.
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
The table below provides certain information concerning restructuring activity under the 2020-2021 Cost Savings restructuring program during the nine months ended September 30, 2021:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Branch closure charges	$3	$—	$(2)	$1
Severance and other	2	1	(3)	—
Total	$5	$1	$(5)	$1
________________

(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge” (such charge also includes activity under our other restructuring programs). The restructuring charges are not allocated to our segments.  As of September 30, 2021, we have incurred total restructuring charges under the 2020-2021 Cost Savings restructuring program of $17, comprised of $8 of branch closure charges and $9 of severance and other costs.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three and nine months ended September 30, 2020, we recorded asset impairment charges of $10 and $36, respectively, primarily in our general rentals segment. These asset impairment charges, which were not related to COVID-19, are primarily reflected in depreciation of rental equipment in our condensed consolidated statements of income and principally related to the discontinuation of certain equipment programs. There were no material asset impairment charges during the three and nine months ended September 30, 2021.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	September 30, 2021	December 31, 2020
Equipment (1)	12	300
Insurance	9	18
Advertising reimbursements (2)	23	11
Income taxes	6	4
Other (3)	62	42
Prepaid expenses and other assets	$112	$375
_________________

(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advanced purchase agreements. Such deposits are presented as a component of our cash flow from operations when paid. The decrease in 2021 primarily reflects purchases of equipment that we had placed deposits on as of December 31, 2020.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services.
(3)    Includes multiple items, none of which are individually significant.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

7. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2021:

	General rentals	Specialty	Total
Balance at January 1, 2021 (1)	$4,368	$800	$5,168
Goodwill related to acquisitions (2)	73	228	301
Foreign currency translation and other adjustments	—	(11)	(11)
Balance at September 30, 2021 (1)	$4,441	$1,017	$5,458

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
Other intangible assets were comprised of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	54 months	$54	$9	$45
Customer relationships	5 years	$2,389	$1,781	$608
Trade names and associated trademarks	4 years	$15	$6	$9

	December 31, 2020
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	35 months	$12	$6	$6
Customer relationships	6 years	$2,252	$1,614	$638
Trade names and associated trademarks	4 years	$8	$4	$4
Our other intangibles assets, net at September 30, 2021 include the following assets associated with the acquisition of General Finance discussed in note 3 to our condensed consolidated financial statements. No residual value has been assigned to these assets, which are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. The intangible asset values are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

	September 30, 2021
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Customer relationships	7 years	79
Trade names and associated trademarks	5 years	6
Amortization expense for other intangible assets was $64 and $61 for the three months ended September 30, 2021 and 2020, respectively, and $175 and $192 for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

2021	$61
2022	202
2023	153
2024	106
2025	75
Thereafter	65
Total	$662
8. Fair Value Measurements
As of September 30, 2021 and December 31, 2020, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of September 30, 2021 and December 31, 2020. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2021 and December 31, 2020 have been calculated based upon available market information, and were as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,713	$7,084	$6,965	$7,470
9. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2021	December 31, 2020
Accounts Receivable Securitization Facility expiring 2022 (1) (2)	$832	$634
$3.75 billion ABL Facility expiring 2024 (1) (3)	1,456	977
Term loan facility expiring 2025 (1)	964	971
5 7/8 percent Senior Notes due 2026 (4)	—	999
5 1/2 percent Senior Notes due 2027	994	994
3 7/8 percent Senior Secured Notes due 2027	743	742
4 7/8 percent Senior Notes due 2028 (5)	1,656	1,654
4 7/8 percent Senior Notes due 2028 (5)	4	4
5 1/4 percent Senior Notes due 2030	743	742
4 percent Senior Notes due 2030	742	742
3 7/8 percent Senior Notes due 2031	1,088	1,088
3 3/4 percent Senior Notes due 2032 (6)	743	—
Finance leases	139	135
Total debt	10,104	9,682
Less short-term portion (7)	(888)	(704)
Total long-term debt	$9,216	$8,978
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the nine months ended September 30, 2021. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,223	$68	$—
Letters of credit	64
Interest rate at September 30, 2021	1.3%	0.8%	1.8%
Average month-end debt outstanding	946	699	974
Weighted-average interest rate on average debt outstanding	1.3%	1.1%	1.9%
Maximum month-end debt outstanding	1,672	866	978
(2)In June 2021, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. The size of the facility, which expires on June 24, 2022, was increased to $900. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2021, there were $1.078 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)In June 2021, the ABL facility was amended, primarily to provide for a separate tranche of revolving commitments in an aggregate principal amount of $175 U.S. dollars to be available to subsidiaries in Australia and New Zealand acquired as part of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements. The aggregate amount committed under the ABL facility remains unchanged. The increase in the outstanding debt under the ABL facility since December 31, 2020 primarily reflects the use of borrowings under the ABL facility to fund most of the cost of the General Finance acquisition, partially offset by the use of proceeds from operations, net of the funds used for capital expenditures, to reduce borrowings under the facility.
(4)In August 2021, URNA redeemed all of its 5 7/8 percent Senior Notes. Upon redemption, we recognized a loss of $30 in interest expense, net, reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
(5)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(6)In August 2021, URNA issued $750 aggregate principal amount of 3 3/4 percent Senior Notes (the “3 3/4 percent Notes”) which are due January 15, 2032. The 3 3/4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 3 3/4 percent Notes may be redeemed on or after July 15, 2026, at specified redemption prices that range from 101.875 percent in 2026, to 100 percent in 2029 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to July 30, 2024, up to 40 percent of the aggregate principal amount of the 3 3/4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 103.750 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 3 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 3 3/4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 3 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
(7)As of September 30, 2021, our short-term debt primarily reflects $832 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of September 30, 2021, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
10. Leases
As discussed in note 2 to the condensed consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such lease revenue represented 77 percent of our total revenues for the nine months ended September 30, 2021). See note 2 to the condensed consolidated financial statements for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020.

	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$775	$688
Finance lease assets	Rental equipment	323	295
	Less accumulated depreciation	(93)	(86)
	Rental equipment, net	230	209
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	23	19
	Less accumulated depreciation and amortization	(17)	(11)
	Property and equipment, net	14	16
Total leased assets		1,019	913
Liabilities
Current
Operating	Accrued expenses and other liabilities	199	178
Finance	Short-term debt and current maturities of long-term debt	46	60
Long-term
Operating	Operating lease liabilities (1)	615	549
Finance	Long-term debt	93	75
Total lease liabilities		$953	$862
_________________
(1)    The increases in 2021 include the impact of the General Finance acquisition discussed in note 3 to the condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Lease cost	Classification	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$119	$95	$309	$273
	Selling, general and administrative expenses	3	2	8	8
	Restructuring charge	—	1	1	3
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	9	8	24	23
	Non-rental depreciation and amortization	—	—	1	1
Interest on lease liabilities	Interest expense, net	1	3	3	9
Sublease income (2)		(61)	(41)	(135)	(105)
Net lease cost		$71	$68	$211	$212
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation includes $50 and $32 for the three months ended September 30, 2021 and 2020, respectively, and $112 and $90 for the nine months ended September 30, 2021 and 2020, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of September 30, 2021)	Operating leases (1)	Finance leases (2)
2021	$58	$16
2022	216	54
2023	185	41
2024	150	23
2025	112	8
Thereafter	164	5
Total	885	147
Less amount representing interest	(71)	(8)
Present value of lease liabilities	$814	$139
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of September 30, 2021. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.0	5.0
Finance leases	3.2	3.0
Weighted-average discount rate
Operating leases	3.6%	4.2%
Finance leases	3.0%	3.4%

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Other information	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$162	$156
Operating cash flows from finance leases	3	9
Financing cash flows from finance leases	55	39
Leased assets obtained in exchange for new operating lease liabilities (1)	241	135
Leased assets obtained in exchange for new finance lease liabilities	$55	$54
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income available to common stockholders	$409	$208	905	593
Denominator:
Denominator for basic earnings per share—weighted-average common shares	72,463	72,190	72,419	72,795
Effect of dilutive securities:
Employee stock options	4	9	4	12
Restricted stock units	243	243	255	193
Denominator for diluted earnings per share—adjusted weighted-average common shares	72,710	72,442	72,678	73,000
Basic earnings per share	$5.65	$2.88	$12.49	$8.14
Diluted earnings per share	$5.63	$2.87	$12.45	$8.12

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
3.Disciplined capital expenditures: We have a substantial degree of flexibility in managing our capital expenditures and fleet capacity. Net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) for 2020 decreased $1.198 billion, or 92 percent, from 2019. We expect that net rental capital expenditures for 2021 will exceed historic (pre-COVID-19) levels.
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
5.Proactively managing the balance sheet with a focus on liquidity: We are focused on ensuring that we maintain ample liquidity to meet our business needs as the impact of COVID-19 evolves. As a result, our current $500 share repurchase program was paused in mid-March 2020. We are currently unable to estimate when, or if, the program will be restarted, and repurchases under the program could resume at any time. At September 30, 2021, our total liquidity was $2.611 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities. After the August 2021 redemption of the 5 7/8 percent Senior Notes due 2026 discussed in note 9 to our condensed consolidated financial statements, we have no note maturities until 2027.
The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The response plan above has helped mitigate the impact of COVID-19 on our results.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,335 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. As discussed in note 3 to the condensed consolidated financial statements, in May 2021, we completed the acquisition of General Finance, which allowed for our entry into select markets in Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $15.7 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. The BakerCorp acquisition added 11 European locations in France, Germany, the United Kingdom and the Netherlands to our branch network, and the General Finance acquisition added 28 locations in Australia and 18 locations in New Zealand. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2021.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we consider the impact of COVID-19 on liquidity, and assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2021, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:
•Issued $750 principal amount of 3 3/4 percent Senior Notes due 2032;
•Redeemed all $1 billion principal amount of our 5 7/8 percent Senior Notes due 2026; and
•Amended and extended our accounts receivable securitization facility, including an increase in the size of the facility from $800 to $900.
Since December 31, 2020, total debt has increased $422, or 4.4 percent, primarily reflecting the use of borrowings under the ABL facility to fund most of the cost of the General Finance acquisition discussed above, partially offset by the use of cash generated from operations, net of the funds used for capital expenditures, to reduce borrowings under the ABL facility and the net impact of the debt issuance and redemption discussed above. As of September 30, 2021, we had available liquidity of $2.611 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
Net income. Net income and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$409	$208	$905	$593
Diluted earnings per share	$5.63	$2.87	$12.45	$8.12
Net income and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Tax rate applied to items below	25.2%		25.2%		25.3%		25.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$—	$—	$(2)	$(0.03)	$—	$—
Merger related intangible asset amortization (2)	(39)	(0.53)	(40)	(0.55)	(109)	(1.50)	(125)	(1.71)
Impact on depreciation related to acquired fleet and property and equipment (3)	(1)	(0.01)	(5)	(0.06)	(3)	(0.04)	(9)	(0.12)
Impact of the fair value mark-up of acquired fleet (4)	(6)	(0.08)	(8)	(0.12)	(21)	(0.28)	(25)	(0.35)
Restructuring charge (5)	—	—	(4)	(0.06)	(1)	(0.02)	(8)	(0.11)
Asset impairment charge (6)	(2)	(0.02)	(7)	(0.10)	(5)	(0.06)	(27)	(0.37)
Loss on repurchase/redemption of debt securities and amendment of ABL facility (7)	(22)	(0.31)	(119)	(1.64)	(22)	(0.31)	(119)	(1.63)

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$409	$208	$905	$593
Provision for income taxes	141	67	297	159
Interest expense, net	132	278	331	544
Depreciation of rental equipment	412	395	1,172	1,216
Non-rental depreciation and amortization	98	97	279	292
EBITDA	$1,192	$1,045	$2,984	$2,804
Merger related costs (1)	—	—	3	—
Restructuring charge (2)	—	6	1	11
Stock compensation expense, net (3)	33	18	89	46
Impact of the fair value mark-up of acquired fleet (4)	8	12	28	34
Adjusted EBITDA	$1,233	$1,081	$3,105	$2,895
Net income margin	15.8%	9.5%	13.0%	9.5%
Adjusted EBITDA margin	47.5%	49.4%	44.7%	46.3%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$3,021	$2,288
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(9)	(11)
Gain on sales of rental equipment	271	230
Gain on sales of non-rental equipment	6	5
Insurance proceeds from damaged equipment	19	34
Merger related costs (1)	(3)	—
Restructuring charge (2)	(1)	(11)
Stock compensation expense, net (3)	(89)	(46)
Loss on repurchase/redemption of debt securities and amendment of ABL facility (5)	(30)	(159)
Changes in assets and liabilities	(714)	(203)
Cash paid for interest	362	438
Cash paid for income taxes, net	151	239
EBITDA	$2,984	$2,804
Add back:
Merger related costs (1)	3	—
Restructuring charge (2)	1	11
Stock compensation expense, net (3)	89	46
Impact of the fair value mark-up of acquired fleet (4)	28	34
Adjusted EBITDA	$3,105	$2,895
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
For the three months ended September 30, 2021, net income increased $201, or 96.6 percent, and net income margin increased 630 basis points to 15.8 percent. For the three months ended September 30, 2021, adjusted EBITDA increased $152, or 14.1 percent, and adjusted EBITDA margin decreased 190 basis points to 47.5 percent.
The year-over-year increase in net income margin primarily reflected a reduction in interest expense, improved gross margins from equipment rentals and used equipment sales, and decreased non-rental depreciation and amortization as a percentage of revenue, partially offset by higher selling, general and administrative ("SG&A") and income tax expenses. Net interest expense decreased $146, or 53 percent, year-over-year. Excluding the impact of debt redemption losses, net interest expense decreased 14 percent year-over-year, primarily due to a reduction in the average cost of debt. Equipment rentals gross margin increased year-over-year primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by a higher bonus accrual primarily due to improved profitability, an increase in insurance costs primarily due to one-time insurance recoveries in 2020 and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Used equipment sales gross margin increased year-over-year primarily due to strong pricing. Non-rental depreciation and amortization increased 1 percent year-over-year, which equated to a significant improvement as a percentage of revenue. SG&A expense increased year-over-year primarily due to higher bonus and stock compensation expenses, which reflect improved profitability. Year-over-year, income tax expense increased $74, or 110 percent, and the effective income tax rate increased by 120 basis points, primarily reflecting the release in 2020 of a valuation allowance on foreign tax credits.

The decrease in the adjusted EBITDA margin primarily reflects lower margins from equipment rentals (excluding depreciation) and increased SG&A expense, partially offset by improved gross margins from used and new equipment sales, and a larger proportion of revenue from higher margin (excluding depreciation) equipment rentals. Gross margin from equipment rentals (excluding depreciation) decreased 190 basis points primarily due to a higher bonus accrual, which reflects improved profitability, increased delivery expense, and an increase in insurance costs due to one-time insurance recoveries in the third quarter of 2020. SG&A expense increased primarily due to increased bonus expense, which reflects improved profitability. Used equipment sales gross margin increased year-over-year primarily due to strong pricing. New equipment sales gross margin increased year-over-year primarily due to strong pricing and the impact of the General Finance acquisition discussed above.
For the nine months ended September 30, 2021, net income increased $312, or 52.6 percent, and net income margin increased 350 basis points to 13.0 percent. For the nine months ended September 30, 2021, adjusted EBITDA increased $210, or 7.3 percent, and adjusted EBITDA margin decreased 160 basis points to 44.7 percent.
The year-over-year increase in net income margin included the impact of a $36 asset impairment charge, which was not related to COVID-19 and principally related to the discontinuation of certain equipment programs, recognized in the nine months ended September 30, 2020. Excluding the impact of asset impairment charges, net income margin increased 300 basis points year-over-year, primarily reflecting a reduction in interest expense, improved equipment rentals gross margin and decreased non-rental depreciation and amortization as a percentage of revenue, partially offset by higher SG&A and income tax expenses. Net interest expense decreased $213, or 39 percent, year-over-year. Excluding the impact of debt redemption losses, net interest expense decreased 22 percent year-over-year, primarily due to decreases in both average debt and the average cost of debt. Equipment rentals gross margin increased year-over-year primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by a higher bonus accrual primarily due to improved profitability, an increase in insurance costs primarily due to one-time insurance recoveries in 2020 and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Non-rental depreciation and amortization decreased 4 percent year-over-year, which equated to a significant improvement as a percentage of revenue. SG&A expense increased year-over-year primarily due to higher bonus and stock compensation expenses, which reflect improved profitability. Year-over-year, income tax expense increased $138, or 87 percent, and the effective income tax rate increased by 360 basis points, primarily reflecting the release in 2020 of a valuation allowance on foreign tax credits.
The decrease in the adjusted EBITDA margin primarily reflects lower margins from equipment rentals (excluding depreciation) and increased SG&A expense. Gross margin from equipment rentals (excluding depreciation) decreased 160 basis points primarily due to a higher bonus accrual, which reflects improved profitability, an increase in insurance costs primarily due to one-time insurance recoveries in 2020 and increases in certain operating expenses, including delivery costs, as a percentage of revenue. SG&A expense increased primarily due to increased bonus expense, which reflects improved profitability.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Equipment rentals*	$2,277	$1,861	22.4%	$5,895	$5,286	11.5%
Sales of rental equipment	183	199	(8.0)%	644	583	10.5%
Sales of new equipment	47	54	(13.0)%	153	169	(9.5)%
Contractor supplies sales	29	25	16.0%	80	73	9.6%
Service and other revenues	60	48	25.0%	168	140	20.0%
Total revenues	$2,596	$2,187	18.7%	$6,940	$6,251	11.0%
*Equipment rentals variance components:
Year-over-year change in average OEC			8.7%			1.0%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			13.5%			10.3%
Contribution from ancillary and re-rent revenue (3)			1.7%			1.7%
Total change in equipment rentals			22.4%			11.5%
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
For the three months ended September 30, 2021, total revenues of $2.596 billion increased 18.7 percent compared with 2020. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended September 30, 2021). Equipment rentals increased $416, or 22.4 percent, primarily due to a 13.5 percent increase in fleet productivity, which included the pronounced impact of COVID-19 in the three months ended September 30, 2020, and an 8.7 percent increase in average OEC, which includes the impact of the General Finance acquisition discussed above. COVID-19 began to impact our operations in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The COVID-19 impact was more significant in 2020, and in 2021, we have seen evidence of a continuing recovery of activity across our end-markets. Sales of rental equipment did not change materially year-over-year.
For the nine months ended September 30, 2021, total revenues of $6.940 billion increased 11.0 percent compared with 2020. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the nine months ended September 30, 2021). Equipment rentals increased $609, or 11.5 percent, primarily due to a 10.3 percent increase in fleet productivity, which included the more pronounced impact of COVID-19 during the nine months ended September 30, 2020. In 2021, we have seen evidence of a continuing recovery of activity across our end-markets. Sales of rental equipment increased 10.5 percent year-over-year primarily due to improved pricing in a strong used equipment market and the impact of the General Finance acquisition.

Results of Operations
As discussed in note 4 to our condensed consolidated financial statements, our reportable segments are general rentals and specialty. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. This segment operates throughout the United States and Canada. The specialty segment is comprised of i) the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, iii) the Fluid Solutions and iv) Fluid Solutions Europe regions, both of which rent equipment primarily used for fluid containment, transfer and treatment, and v) the Mobile Storage and vi) Mobile Storage International regions, both of which rent mobile storage and modular office space. The Mobile Storage and Mobile Storage International regions are comprised of locations acquired in the May 2021 acquisition of General Finance, which is discussed in note 3 to the condensed consolidated financial statements. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our 11 geographic regions—Carolinas, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid Central, Midwest, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For the five year period ended September 30, 2021, three of our general rentals' regions had an equipment rentals gross margin that varied by between 10 percent and 24 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the five year period ended September 30, 2021, the general rentals' region with the lowest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 32 percent for the five year period ended September 30, 2021 was 24 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Western Canada region's equipment rentals gross margin was less than the other general rentals' regions during this period primarily due to declines in the oil and gas business in the region. The rental industry is cyclical, and there historically have been regions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' regions, though the specific regions with margin variances of over 10 percent have fluctuated. We expect margin convergence going forward given the cyclical nature of the rental industry, and monitor the margin variances and confirm the expectation of future convergence on a quarterly basis. When monitoring for margin convergence, we include projected future results.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2021
Equipment rentals	$1,636	$641	$2,277
Sales of rental equipment	154	29	183
Sales of new equipment	31	16	47
Contractor supplies sales	19	10	29
Service and other revenues	54	6	60
Total revenue	$1,894	$702	$2,596
Three Months Ended September 30, 2020
Equipment rentals	$1,391	$470	$1,861
Sales of rental equipment	182	17	199
Sales of new equipment	47	7	54
Contractor supplies sales	17	8	25
Service and other revenues	42	6	48
Total revenue	$1,679	$508	$2,187
Nine Months Ended September 30, 2021
Equipment rentals	$4,375	$1,520	$5,895
Sales of rental equipment	567	77	644
Sales of new equipment	111	42	153
Contractor supplies sales	53	27	80
Service and other revenues	148	20	168
Total revenue	$5,254	$1,686	$6,940
Nine Months Ended September 30, 2020
Equipment rentals	$4,040	$1,246	$5,286
Sales of rental equipment	530	53	583
Sales of new equipment	145	24	169
Contractor supplies sales	48	25	73
Service and other revenues	122	18	140
Total revenue	$4,885	$1,366	$6,251
Equipment rentals. For the three months ended September 30, 2021, equipment rentals of $2.277 billion increased $416, or 22.4 percent, as compared to the same period in 2020, primarily due to a 13.5 percent increase in fleet productivity, which included the pronounced impact of COVID-19 in the three months ended September 30, 2020, and an 8.7 percent increase in average OEC, which includes the impact of the General Finance acquisition discussed above. COVID-19 began to impact our operations in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The COVID-19 impact was more significant in 2020, and in 2021, we have seen evidence of a continuing recovery of activity across our end-markets. Equipment rentals represented 88 percent of total revenues for the three months ended September 30, 2021.
For the nine months ended September 30, 2021, equipment rentals of $5.895 billion increased $609, or 11.5 percent, as compared to the same period in 2020, primarily due to a 10.3 percent increase in fleet productivity, which included the more pronounced impact of COVID-19 during the nine months ended September 30, 2020. In 2021, we have seen evidence of a continuing recovery of activity across our end-markets. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2021.
For the three months ended September 30, 2021, general rentals equipment rentals increased $245, or 17.6 percent, as compared to the same period in 2020, primarily due to increased fleet productivity, which included the pronounced impact of COVID-19 in the three months ended September 30, 2020. In 2021, we have seen evidence of a continuing recovery of activity across our end-markets. For the three months ended September 30, 2021, equipment rentals represented 86 percent of total revenues for the general rentals segment.
For the nine months ended September 30, 2021, general rentals equipment rentals increased $335, or 8.3 percent, as compared to the same period in 2020, primarily due to increased fleet productivity, which included the more pronounced impact of COVID-19 during the nine months ended September 30, 2020. In 2021, we have seen evidence of a continuing recovery of activity across our end-markets. For the nine months ended September 30, 2021, equipment rentals represented 83 percent of total revenues for the general rentals segment.
For the three months ended September 30, 2021, specialty equipment rentals increased $171, or 36.4 percent, as compared to the same period in 2020, including the impact of the General Finance acquisition. On a pro forma basis including the standalone, pre-acquisition revenues of General Finance, equipment rentals increased 23 percent. The increase in equipment rentals reflects increased fleet productivity, which included the pronounced impact of COVID-19 in the three months ended September 30, 2020. As noted above, the impact of COVID-19 was more significant in 2020, and in 2021, we have seen evidence of a continuing recovery of activity across our end-markets. For the three months ended September 30, 2021, equipment rentals represented 91 percent of total revenues for the specialty segment.
For the nine months ended September 30, 2021, specialty equipment rentals increased $274, or 22.0 percent, as compared to the same period in 2020, including the impact of the General Finance acquisition. On a pro forma basis including the standalone, pre-acquisition revenues of General Finance, equipment rentals increased 15 percent. The increase in equipment rentals reflects increased fleet productivity, which included the more pronounced impact of COVID-19 during the nine months ended September 30, 2020. In 2021, we have seen evidence of a continuing recovery of activity across our end-markets. For the nine months ended September 30, 2021, equipment rentals represented 90 percent of total revenues for the specialty segment.
Sales of rental equipment. For the nine months ended September 30, 2021, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended September 30, 2021, sales of rental equipment did not change materially year-over-year. For the nine months ended September 30, 2021, sales of rental equipment increased 10.5 percent year-over-year primarily due to improved pricing in a strong used equipment market and the impact of the General Finance acquisition.
Sales of new equipment. For the nine months ended September 30, 2021, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2021, sales of new equipment decreased slightly year-over-year.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2021, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. Contractor supplies sales for the three and nine months ended September 30, 2021 did not change materially year-over-year.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2021, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three and nine months ended September 30, 2021, service and other revenues increased 25.0 percent and 20.0 percent year-over-year, respectively, primarily due to the more pronounced impact of COVID-19 in 2020.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2021
Equipment Rentals Gross Profit	$649	$330	$979
Equipment Rentals Gross Margin	39.7%	51.5%	43.0%
Three Months Ended September 30, 2020
Equipment Rentals Gross Profit	$543	$234	$777
Equipment Rentals Gross Margin	39.0%	49.8%	41.8%
Nine Months Ended September 30, 2021
Equipment Rentals Gross Profit	$1,586	$721	$2,307
Equipment Rentals Gross Margin	36.3%	47.4%	39.1%
Nine Months Ended September 30, 2020
Equipment Rentals Gross Profit	$1,410	$577	$1,987
Equipment Rentals Gross Margin	34.9%	46.3%	37.6%

General rentals. For the three months ended September 30, 2021, equipment rentals gross profit increased by $106, and equipment rentals gross margin increased 70 basis points, from 2020. Gross margin increased primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by a higher bonus accrual primarily due to improved profitability, an increase in insurance costs primarily due to one-time insurance recoveries in 2020 and increases in certain operating expenses, including delivery costs, as a percentage of revenue.
For the nine months ended September 30, 2021, equipment rentals gross profit increased by $176, and equipment rentals gross margin increased 140 basis points, from 2020, which included a $27 asset impairment charge that primarily reflected the discontinuation of certain equipment programs and was not related to COVID-19. Excluding the impact of asset impairment charges, equipment rentals gross margin increased 80 basis points year-over-year, primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by a higher bonus accrual, which reflects improved profitability, an increase in insurance costs primarily due to one-time insurance recoveries in 2020 and increases in certain operating expenses, including delivery costs, as a percentage of revenue.
Specialty. For the three months ended September 30, 2021, equipment rentals gross profit increased by $96, and equipment rentals gross margin increased by 170 basis points from 2020. Gross margin increased primarily due to decreases in depreciation and labor expenses as a percentage of revenue, partially offset by a higher proportion of revenue from certain lower margin ancillary fees in 2021 and increases in certain operating expenses as a percentage of revenue.
For the nine months ended September 30, 2021, equipment rentals gross profit increased by $144, and equipment rentals gross margin increased by 110 basis points from 2020. Gross margin increased primarily due to decreases in depreciation and labor expenses as a percentage of revenue, partially offset by a higher proportion of revenue from certain lower margin ancillary fees in 2021 and increases in certain operating expenses as a percentage of revenue.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Total gross margin	42.5%	40.5%	200 bps	38.8%	37.0%	180 bps
Equipment rentals	43.0%	41.8%	120 bps	39.1%	37.6%	150 bps
Sales of rental equipment	45.9%	38.2%	770 bps	42.1%	39.5%	260 bps
Sales of new equipment	19.1%	13.0%	610 bps	16.3%	13.0%	330 bps
Contractor supplies sales	27.6%	28.0%	(40) bps	28.8%	28.8%	— bps
Service and other revenues	38.3%	39.6%	(130) bps	39.3%	38.6%	70 bps
For the three months ended September 30, 2021, total gross margin increased 200 basis points from the same period in 2020. Equipment rentals gross margin increased 120 basis points year-over-year, primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by a higher bonus accrual primarily due to improved profitability, an increase in insurance costs primarily due to one-time insurance recoveries in 2020 and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Gross margin from sales of rental equipment increased 770 basis points from the same period in 2020 primarily due to improved pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, the more pronounced impact of COVID-19 in 2020 and the impact of the General Finance acquisition, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended September 30, 2021).
For the nine months ended September 30, 2021, total gross margin increased 180 basis points from the same period in 2020. Equipment rentals gross margin increased 150 basis points from 2020, which included a $31 asset impairment charge that primarily reflected the discontinuation of certain equipment programs and was not related to COVID-19. Excluding the impact of asset impairment charges, equipment rentals gross margin increased 100 basis points year-over-year, primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by a higher bonus accrual primarily due to improved profitability, an increase in insurance costs primarily due to one-time insurance recoveries in 2020 and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Gross margin from sales of rental equipment increased 260 basis points from the same period in 2020 primarily due to improved pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, the more pronounced impact of COVID-19 in 2020 and the impact of the General Finance acquisition, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2021).

Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Selling, general and administrative ("SG&A") expense	$326	$232	40.5%	$877	$721	21.6%
SG&A expense as a percentage of revenue	12.6%	10.6%	200 bps	12.6%	11.5%	110 bps
Merger related costs	—	—	—%	3	—	—%
Restructuring charge	—	6	(100.0)%	1	11	(90.9)%
Non-rental depreciation and amortization	98	97	1.0%	279	292	(4.5)%
Interest expense, net	132	278	(52.5)%	331	544	(39.2)%
Other expense (income), net	(3)	(2)	50.0%	(1)	(6)	(83.3)%
Provision for income taxes	141	67	110.4%	297	159	86.8%
Effective tax rate	25.6%	24.4%	120 bps	24.7%	21.1%	360 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and nine months ended September 30, 2021 increased from the same periods in 2020 primarily due to higher bonus and stock compensation expenses, which reflect improved profitability.
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
Interest expense, net for the three and nine months ended September 30, 2021 decreased 52.5 percent and 39.2 percent year-over-year, respectively. Interest expense, net for the three and nine months ended September 30, 2021 included debt redemption losses of $30, and interest expense, net for the three and nine months ended September 30, 2020 included debt redemption losses of $159. The debt redemption losses primarily reflect the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net for the three months ended September 30, 2021 decreased by 14.3 percent year-over-year primarily due to a decrease in the average cost of debt, and interest expense, net for the nine months ended September 30, 2021 decreased by 21.8 percent year-over-year, primarily due to decreases in average debt and the average cost of debt.
The differences between the 2021 and 2020 effective tax rates and the federal statutory rate of 21 percent primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, other deductible and nondeductible charges, the release in 2020 of a valuation allowance on foreign tax credits and the release in 2021 of a valuation allowance on state tax credits. The year-over-year increases in the effective income tax rates for the three and nine months ended September 30, 2021 primarily reflect the 2020 foreign tax credit valuation allowance release.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rates for the three or nine months ended September 30, 2021, and is not expected to impact our effective tax rate in 2021. As of September 30, 2021, we have deferred employer payroll taxes of $54 under the CARES Act, with approximately half of the deferral due in each of 2021 and 2022.
Balance sheet. As discussed in note 3 to the condensed consolidated financial statements, in May 2021, we completed the acquisition of General Finance, and our balance sheet at September 30, 2021 includes the assets acquired and liabilities assumed reflected in note 3. Accounts receivable, net increased by $287, or 21.8 percent, from December 31, 2020 to September 30, 2021, primarily due to increased revenue. Prepaid expenses and other assets decreased by $263, or 70.1 percent, from December 31, 2020 to September 30, 2021, primarily due to refundable deposits on expected purchases, primarily of rental equipment, pursuant to advanced purchase agreements, as discussed in note 6 to the condensed consolidated financial statements. Rental equipment, net increased by $1.836 billion, or 21.1 percent, from December 31, 2020 to September 30, 2021 primarily due to the impact of the General Finance acquisition and increased capital expenditures. As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19, while capital expenditures in 2021 have exceeded historic (pre-COVID-19) levels. Accounts payable increased by $591, or 126.8 percent, from December 31, 2020 to September 30, 2021, primarily due to increased capital expenditures. Short-term debt and current maturities of long-term debt increased by $184, or 26.1 percent, from December 31, 2020 to September 30, 2021, primarily due to increased borrowings under our accounts receivable securitization facility, as reflected in note 9 to the condensed consolidated financial statements. Deferred taxes increased by $313, or 17.7 percent, from December 31, 2020 to September 30, 2021 primarily due to the impact of the General Finance acquisition and increased capital expenditures.

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
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2021, we had cash and cash equivalents of $320. Cash equivalents at September 30, 2021 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2021:

ABL facility:
Borrowing capacity, net of letters of credit	$2,223
Outstanding debt, net of debt issuance costs (1)	1,456
Interest rate at September 30, 2021	1.3%
Average month-end principal amount of debt outstanding (1)	946
Weighted-average interest rate on average debt outstanding	1.3%
Maximum month-end principal amount of debt outstanding (1)	1,672
Accounts receivable securitization facility:
Borrowing capacity	68
Outstanding debt, net of debt issuance costs	832
Interest rate at September 30, 2021	0.8%
Average month-end principal amount of debt outstanding	699
Weighted-average interest rate on average debt outstanding	1.1%
Maximum month-end principal amount of debt outstanding	866
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 25, 2021 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

Loan Covenants and Compliance. As of September 30, 2021, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2021, we (i) generated cash from operating activities of $3.021 billion, (ii) generated cash from the sale of rental and non-rental equipment of $664 and (iii) received cash from debt proceeds, net of payments, of $336. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $2.450 billion and (ii) purchase other companies for $1.435 billion. During the nine months ended September 30, 2020, we (i) generated cash from operating activities of $2.288 billion and (ii) generated cash from the sale of rental and non-rental equipment of $614. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $930, (ii) make debt payments, net of proceeds, of $1.578 billion and (iii) purchase shares of our common stock for $281.
Free Cash Flow GAAP Reconciliation. We define “free cash flow” as net cash provided by operating activities less purchases of, and plus proceeds from, equipment and intangible assets. The equipment and intangible asset purchases and proceeds are included in cash flows from investing activities. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$3,021	$2,288
Purchases of rental equipment	(2,308)	(785)
Purchases of non-rental equipment and intangible assets	(142)	(145)
Proceeds from sales of rental equipment	644	583
Proceeds from sales of non-rental equipment	20	31
Insurance proceeds from damaged equipment	19	34
Free cash flow	$1,254	$2,006
Free cash flow for the nine months ended September 30, 2021 was $1.254 billion, a decrease of $752 as compared to $2.006 billion for the nine months ended September 30, 2020. Free cash flow decreased primarily due to increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by increased net cash provided by operating activities. Net rental capital expenditures increased $1.462 billion year-over-year.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of September 30, 2021, indebtedness of our non-guarantors included (i) $832 of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $125 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $11 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of September 30, 2021, the amount available for distribution under the most restrictive of these covenants was $1.403 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of September 30, 2021, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $4.982 billion.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

September 30, 2021
Current assets	$265
Long-term assets	18,622
Total assets	18,887
Current liabilities	1,723
Long-term liabilities	11,681
Total liabilities	13,404
Nine Months Ended September 30, 2021
Total revenues	$6,265
Gross profit	2,449
Net income	905

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of September 30, 2021, we had an aggregate of $3.3 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 9 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of September 30, 2021 under these facilities. As of September 30, 2021, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $24 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2021, we had an aggregate of $6.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2021 would increase the fair value of our fixed rate indebtedness by approximately seven percent. For additional information concerning the fair value of our fixed rate debt, see note 8 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. As discussed in note 3 to our condensed consolidated financial statements, in May 2021, we completed the acquisition of General Finance, which allowed for our entry into select markets in Australia and New Zealand. During the nine months ended September 30, 2021, our foreign subsidiaries accounted for $672, or 10 percent, of our total revenue of $6.940 billion, and $84, or 7 percent, of our total pretax income of $1.202 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2021 to July 31, 2021	1,883	(1)	$318.13		—
August 1, 2021 to August 31, 2021	383	(1)	$346.14		—
September 1, 2021 to September 30, 2021	507	(1)	$351.13		—
Total	2,773		$328.03	—	$243,081,785
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
Indenture for the 3.750% Senior Notes due 2032, dated as of August 13, 2021, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Wells Fargo Bank, National Association, as trustee (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on August 13, 2021)

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

UNITED RENTALS, INC.

Dated:	October 27, 2021	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 27, 2021	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer