Form 10-K
period 2021-12-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2022-01-26
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

As of June 30, 2021 there were 72,386,879 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2021 was approximately $20.61 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $319.01.
As of January 24, 2022, there were 72,421,902 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
•uncertainty regarding the ongoing impact of existing and emerging variant strains of the coronavirus (COVID-19) on global economic conditions, and regarding the length of time it will take for the COVID-19 pandemic to ultimately subside. Uncertainty remains regarding the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and the time it will take for the pandemic to subside will also be impacted by measures that may in the future be implemented to protect public health;
•the impact of global economic conditions (including potential trade wars) and public health crises and epidemics, such as COVID-19, on us, our customers and our suppliers, in the United States and the rest of the world;
•rates we charge and time utilization we achieve being less than anticipated;
•excess fleet in the equipment rental industry;
•inability to benefit from government spending, including spending associated with infrastructure projects;
•trends in oil and natural gas could adversely affect the demand for our services and products;
•competition from existing and new competitors;
•our significant indebtedness (which totaled $9.7 billion at December 31, 2021) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
•inability to refinance our indebtedness on terms that are favorable to us, including as a result of volatility and uncertainty in capital markets, or at all;
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
•inability to access the capital that our businesses or growth plans may require, including as a result of uncertainty in capital or other financial markets;
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
1

•risks related to climate change and climate change regulation;
•risks relating to our ability to meet our environmental and social goals, including our greenhouse gas intensity reduction goal;
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
•labor shortages and/or disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally; and
•the effect of changes in tax law.
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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2022.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, operates throughout the United States and Canada, and has a limited presence in Europe, Australia and New Zealand. The table below presents key information about our business as of and for the years ended December 31, 2021 and 2020. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	2021	2020
PERFORMANCE MEASURES
Total revenues (in millions)	$9,716	$8,530
Equipment rental revenue percent of total revenues	84%	84%
Equipment rental revenue variance components:
Year-over-year change in average original equipment cost (“OEC”)	4.0%	(2.2)%
Assumed year-over-year inflation impact (1)	(1.5)%	(1.5)%
Fleet productivity (2)	10.4%	(6.9)%
Contribution from ancillary and re-rent revenue (3)	2.0%	0.3%
Total equipment rental revenue variance	14.9%	(10.3)%
Key account percent of equipment rental revenue	72%	74%
National account percent of equipment rental revenue	43%	44%
FLEET
Fleet OEC (in billions)	$15.79	$13.78
Equipment classes	4,300	4,000
Equipment units	780,000	615,000
Fleet age in months	54.1	54.5
Percent of fleet that is current on manufacturer's recommended maintenance	77%	81%
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	42%	43%
Aerial work platforms	26%	27%
General tools and light equipment	8%	8%
Power and HVAC (heating, ventilating and air conditioning) equipment	9%	9%
Trench safety equipment	6%	6%
Fluid solutions equipment	7%	7%
Mobile storage equipment and modular office space (4)	2%	—%
LOCATIONS/PERSONNEL
Rental locations	1,345	1,165
Approximate range of branches per district	3-11	4-11
Approximate range of districts per region	4-9	5-10
Range of regions per division	2-6	3-4
Hourly employees	14,200	12,550
Salaried employees	6,200	5,700
Total employees	20,400	18,250
INDUSTRY
Estimated North American market share (5)	15%	14%
Estimated North American equipment rental industry revenue growth (decline) (2) (5)	4%	(9)%
2022 projected North American industry equipment rental revenue growth	10%
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	4%	4%
Largest supplier percent of capital expenditures	9%	9%
Top 10 supplier percent of capital expenditures	49%	45%
(1)Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.
(2)Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix. The positive fleet productivity for 2021 and the negative fleet productivity for 2020 include the impact of the novel coronavirus (“COVID-19”), which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions, as discussed further below. The COVID-19 volume declines were more pronounced in 2020 than 2021, and in 2021, we saw evidence of a continuing recovery of activity across our end-markets. The 2020 decline in North American equipment rental industry revenue also includes the impact of COVID-19 (see "Industry Overview and Economic Outlook" below for further discussion).
(3)Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.
(4)As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance Corporation (“General Finance”), which was a leading provider of mobile storage equipment and modular office space. Prior to the General Finance acquisition, we did not rent material amounts of such equipment.
(5)As discussed below (see "Industry Overview and Economic Outlook"), North American equipment rental industry revenue is based on industry estimates from the American Rental Association ("ARA"). Subsequent to our prior disclosure of 2020 industry information, the ARA decreased its estimate of the size of the North American equipment rental industry. As a result of this change, relative to our prior disclosures, our market share for 2020 increased and the size of the 2020 decline in North American equipment rental industry revenue decreased.
COVID-19
COVID-19 was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. Uncertainty remains regarding the ongoing impact of existing and emerging variant strains of COVID-19 on the operations and financial position of United Rentals, and on the global economy. Uncertainty also remains regarding the length of time it will take for the COVID-19 pandemic to ultimately subside, which will be impacted by the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and by measures that may in the future be implemented to protect public health. See "Industry Overview and Economic Outlook" below for a discussion of market performance in 2021 and 2020. The health and safety of our employees and customers remains our top priority, and we also implemented a detailed COVID-19 response plan, which is explained in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and which we believe helped mitigate the impact of COVID-19 on our results.
We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen recent evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•Employee wellness: The Company’s Live Well, Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity and overall employee engagement. The program includes a biometric screening at work or off-site, a health assessment, a paid day off to be used for a wellness exam or day of service, tobacco cessation support, and participation incentives. Additionally, employees and family members can participate in virtual health challenges to encourage daily activity. Approximately 50 percent of eligible employees participated in the program in 2021.
•Diversity, equity and inclusion (“DE&I”): We believe that an inclusive and diverse team is key to the success of our culture and aim to drive DE&I initiatives through many efforts, including sponsoring four employee-led employee resource groups (“ERGs”) that represent and support the diverse communities that make up our workforce. The ERGs facilitate networking and connecting with peers, outreach and mentoring, and leadership and skill development. The Company has internal goals for overall workforce diversity and additional goals for specific positions at the Company, and there has been positive progress in diverse representation at the Company, as reflected in a four percentage point increase in diverse employees in sales and management roles, which increased from 27 percent in 2018 to 31 percent in 2021. In addition, the Company has made hiring and supporting veterans a priority through its veterans ERG and working with organizations that support the veteran community. Importantly, in 2021, we conducted a Company-wide culture workshop with all employees designed to continue our dialogue on racial justice and social equity by focusing on three important keys of our culture: safety and wellness, DE&I, and trust and communication.
•Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including paid time off, retirement savings plans, medical and prescription drug benefits, dental and vision benefits, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal coverage, auto/home insurance, identity theft insurance and tuition assistance. Additionally, we have conducted three company-wide stock grant programs for employees since 2014 – the most recent grant was in recognition of our employees’ special efforts during the COVID-19 pandemic, and initially took place in 2020, with an update in 2021 recognizing the contributions of newly hired employees since the 2020 grant date.
•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention, internal promotions and referrals. For example, total employee turnover, which represents voluntary and involuntary terminations during the year divided by average headcount during the year, was 15.4 percent, 11.9 percent and 14.4 percent for 2021, 2020 and 2019, respectively. We also conduct an annual employee experience survey, which provides valuable information on drivers of engagement and areas where we can improve. Our 2021 employee experience survey showed year-over-year increases in most categories and no declines in any category. Additionally, when we asked employees how likely they are to continue with the Company beyond 6 months, the average response was 9.2 out of 10, which was consistent with the average response in 2020. We believe this question assesses our employees’ commitment to United Rentals, and that the response is consistent with our strong employee retention. To provide an open and frequent line of communication for all employees, we host town hall meetings and quarterly all employee conference calls, and utilize Workplace to engage with our full team. The Company also sponsors the United Compassion Fund, an employee-funded 501(c)(3) charity that provides financial assistance to fellow employees in need. In 2021, employees voluntarily donated approximately $1.3 million to the fund, and employees received 403 grants totaling approximately $875,000.
•Training and development: The Company is committed to the continual development of its employees. We aim for all new hires to attend JumpSTART, a new hire orientation, to quickly acclimate them to our culture, as well as applicable new hires to attend Center of Excellence (job related) training within 90 days of hire. We offer a wide array of training solutions (classroom, hands-on, e-learning and experience maps) for further development of our employees to help them achieve their career goals. In addition, as we did in 2021, we aim to regularly develop new training programs, launch pilot programs and expand leadership opportunities for our employees. In 2021, our employees enhanced their skills through approximately 460,000 hours of training, including safety training, sales and leadership training and equipment-related training from our suppliers. The majority of our training was delivered virtually during 2021 and 2020. Our performance process encourages employee check-ins throughout the year to discuss performance and career goals, as well as development opportunities at all levels across the Company.
Strategy
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.

We are continuing to manage the impact of COVID-19, as discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our general strategy focuses on profitability and return on invested capital, and, in particular, calls for:
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
•The continued expansion of our specialty footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network. We believe that the expansion of our specialty business, as exhibited by our acquisition of General Finance discussed in note 4 to the consolidated financial statements, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Industry Overview and Economic Outlook
United Rentals serves the following three principal end-markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which allowed for our entry into select European markets. As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance, which allowed for our entry into select markets in Australia and New Zealand. See Item 2—Properties for further geographical detail on our rental network. In 2021, based on an analysis of our charge account customers’ Standard Industrial Classification (“SIC”) codes:
•Industrial and other non-construction rentals represented approximately 50 percent of our rental revenue, primarily reflecting rentals to manufacturers, energy companies, chemical companies, paper mills, railroads, shipbuilders, utilities, retailers and infrastructure entities;
•Commercial construction rentals represented approximately 46 percent of our rental revenue, primarily reflecting rentals related to the construction and remodeling of facilities for office space, lodging, healthcare, entertainment and other commercial purposes; and
•Residential rentals represented approximately four percent of our rental revenue, primarily reflecting rentals of equipment for the construction and renovation of homes.
We estimate that, based on industry estimates from the ARA, 2021 North American equipment rental industry revenue grew approximately 4 percent year-over-year. In 2021, our full year rental revenue increased by 14.9 percent year-over-year, which included the impact of the General Finance acquisition that was completed in May 2021 and is discussed in note 4 to the consolidated financial statements. As discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the increase in rental revenue includes the significant impact in 2020 of COVID-19, which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions. Our estimated North American market share of approximately 15 percent in 2021 increased from 14 percent in 2020.
In 2022, based on our analyses of industry forecasts and macroeconomic indicators, we expect a continuation of the market recovery experienced in 2021, following a market decline in 2020, which included the pronounced impact of

COVID-19. Specifically, we expect that North American industry equipment rental revenue will increase approximately 10 percent in 2022.
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
Geographic and Customer Diversity. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand, and our global branch network includes 1,345 rental locations. See Item 2—Properties for further geographical detail on our branch network. Our North American network operates in 49 U.S. states and every Canadian province, and serves customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:
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
Segment Information
We have two reportable segments– general rentals and specialty (formerly "trench, power and fluid solutions"). Segment financial information is presented in note 5 to our consolidated financial statements.
The general rentals segment includes the rental of construction, aerial and industrial equipment, general tools and light equipment, and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment is comprised of four geographic divisions—Central, Northeast, Southeast and West—and operates throughout the United States and Canada.
The specialty segment includes the rental of specialty construction products such as (i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, (iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, and (iv) mobile storage equipment and modular office space. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
Products and Services
Our principal products and services are described below.
Equipment Rental. We offer for rent approximately 4,300 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; fluid solutions equipment; mobile storage equipment and modular office space; and general tools and light equipment.

Sales of Rental Equipment. We routinely sell used rental equipment and invest in new equipment in order to manage repair and maintenance costs, as well as the composition and size of our fleet. We also sell used equipment in response to customer demand for the equipment. Consistent with the life-cycle approach we use to manage our fleet, the rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the market for used equipment, the age of our fleet and the need to adjust fleet composition to meet customer demand.
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
Suppliers
Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure that the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, the terms being offered, product liability history, customer acceptance and financial strength. We believe we have sufficient alternative sources of supply available for each of our major equipment categories. For a discussion of the risks associated with potential supply chain disruptions, see Item 1A- Risk Factors (“Operational Risks-Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance").
Competition
We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 15 percent market share in North America based on 2021 total equipment rental industry revenues as measured by the ARA. Estimated market share is calculated by dividing our total 2021 North American rental revenue by ARA’s forecasted 2021 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure. See "Industry Overview and Economic Outlook" above for a discussion of market performance in 2021 and 2020, which included the pronounced impact of COVID-19, as well as projected performance in 2022.
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
Employees
Approximately 6,200 of our employees are salaried and approximately 14,200 are hourly. Collective bargaining agreements relating to approximately 133 separate locations cover approximately 1,450 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Industry and Economic Risks
Our business is cyclical in nature. Economic slowdowns and decreases in general economic activity have in the past caused weakness in our end-markets and had adverse effects on our revenues and operating results, and could do so again in the future.
Our general rental equipment and specialty equipment are used in connection with private non-residential construction and industrial activities, which are cyclical in nature. In the past, weakness in our end-markets has led to a decrease in the demand for our equipment and in the rates we realized. Such decreases adversely affected our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. A worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end-markets and adversely affect our revenues and operating results.
The following factors, among others, may cause weakness in our end-markets, either temporarily or long-term:
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
•supply chain disruptions; or
•terrorism or hostilities involving the United States, Canada, Europe, Australia or New Zealand.
The COVID-19 pandemic and its impact on business and economic conditions have adversely affected, and may in the future again adversely affect, our results of operations and financial position. Those adverse effects could be material.
The scale and scope of the COVID-19 pandemic, the uncertainty around the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and the impact that the COVID-19 pandemic and the various measures that have been implemented to protect public health have had on the economy and financial markets have adversely affected, and may in the future again adversely affect, our results of operations and financial position. In particular, the COVID-19 pandemic:
•impacted customer demand for equipment rentals;
•reduced the availability and productivity of our employees;
•caused us to experience an increase in costs as a result of, among other factors, our emergency and business continuity measures, supply chain disruptions, cost inflation, delayed payments from our customers and uncollectible accounts; and
•impacted previously announced strategic plans, including our share repurchase program.
The COVID-19 pandemic could cause any of the impacts described above to recur or could cause other unpredictable events, including events that could impact our ability to access funds from financial institutions and capital markets on terms favorable to us, or at all, and there can be no assurance that the COVID-19 pandemic will not materially impact our results of operations and financial position in the future. Further, even though certain vaccines have been widely distributed and accepted in some geographies, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19, either over the long-term or against new, emerging variants of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Therefore, it remains difficult to predict the ultimate impact of the pandemic on our results of operations and financial position. In addition, to the extent that COVID-19 adversely affects our results of operations or financial position, it may also heighten the other risks described in this Item 1A-Risk Factors.
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
Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Additionally, potential climate change regulation, including a potential carbon tax, could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products. See “Operational Risks–Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.”
Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.
The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors that operate in one or more states, national and global companies or divisions of national and global companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new competitors. Competitive pressures could adversely affect our revenues and operating results by, among other things, decreasing our rental volumes, depressing the prices that we can charge or increasing our costs to retain employees.
Increases in fuel costs or reduced supplies of fuel could harm our business.
We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, our business in the past has been, and in the future could be, adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch. Although we have used, and may continue to use, futures contracts to hedge against fluctuations in fuel prices, a significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations. Additionally, potential climate change regulation, including a potential carbon tax, could increase the overall cost of fuel to us and have a material adverse effect on us. See “Operational Risks–Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.”

Risks Related to our Indebtedness and Liquidity
Our significant indebtedness exposes us to various risks.
At December 31, 2021, our total indebtedness was $9.7 billion. Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2021, we had $2.8 billion of indebtedness that bore interest at variable rates. As of December 31, 2021, our variable rate indebtedness represented 29 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
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

If we are unable to satisfy the financial covenant or comply with other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
We rely on our ABL facility and accounts receivable securitization facility to provide liquidity for our business, including to fund capital expenditures, acquisitions, operating expenses and other liquidity needs. The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy the financial covenant under the ABL facility or the financial tests under the accounts receivable securitization facility or comply with any of the other relevant covenants under the applicable agreement, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility and/or the accounts receivable securitization facility, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations. Future debt arrangements we enter into may contain similar provisions.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
In addition to the financial covenant and other financial tests, various other covenants in the ABL facility, term loan facility, accounts receivable securitization facility and the other agreements governing our debt impose significant operating and financial restrictions on us and our restricted subsidiaries. Such covenants include, among other things, limitations on: (i) liens; (ii) indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) issuances of preferred stock of certain subsidiaries. Future debt agreements we enter into may include similar provisions.
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
In addition, it is possible that we will not realize the expected benefits from any completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including:
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
At December 31, 2021, we had $5.5 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•labor shortages and/or disputes, work stoppages or other labor difficulties;
•potential enactment of new legislation affecting our operations or labor relations;
•supply chain or other disruptions that impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all;
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
In January 2022, our Board of Directors authorized a new share repurchase program. Under the new program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $1 billion, excluding fees, commissions and other ancillary expenses. The new authorization replaces the prior $500 million program, which was paused in March 2020 due to the COVID-19 pandemic, and under which we had $243 million of remaining authorization.
Although the Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. In addition, the current administration has proposed a tax on share repurchases, which, if adopted in its current form or another form that makes share repurchases more expensive, may also impact our decision to engage in share repurchases. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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
One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with recent high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally would be expected to increase if there was a worsening of economic conditions. While delinquencies and credit losses did not materially increase during 2021, they may increase in the future if economic conditions worsen as a result of the COVID-19 pandemic or otherwise.
Turnover of members of our management and our ability to attract and retain key personnel may adversely affect our ability to efficiently manage our business and execute our strategy.
Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world for top management talent is generally significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain our senior management staff will be successful. Moreover, in the past, we have experienced volatility in our stock price, and we may experience such volatility again in the future, which may make it more difficult and expensive to recruit and retain employees, particularly senior management, through grants of stock or stock options. This, in turn, could place greater pressure on the Company to increase the cash component of its compensation packages, which may adversely affect our operating results. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.
In addition, we must continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who provide technical skills required for our Company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our Company.
Our operational and cost reduction strategies may not generate the improvements and efficiencies we expect.
We have been pursuing a general strategy of optimizing our field operations in order to address potential labor shortages, improve servicing capabilities, improve sales force effectiveness, and focus our sales force’s efforts on increasing revenues from our national account and other large customers. We also continue to pursue general cost reduction strategies. The extent to which these efforts and strategies will achieve our desired efficiencies and goals in 2022 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.
We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we depend on and are exposed to the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner, at a reasonable cost or at all.
Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance.
Supply chain disruptions could impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all. To date, our supply chain disruptions have been limited, but we may experience, including as a result of the COVID-19 pandemic, more severe supply chain disruptions in the future or supplier inability to manufacture or deliver equipment or parts. Any suspension or delay in our suppliers’ ability to provide us adequate equipment or supplies, or in our ability to procure equipment or supplies from other sources in a timely manner or at all, could impair our ability to meet customer demand and therefore could have a material adverse effect on our business, financial condition or results of operations.
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
We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and support our online ordering system. Any disruptions in these systems or the failure of these systems to operate as expected could adversely affect our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and service online orders. In addition, the security measures we employ to protect our systems may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired businesses, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.
We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend significant additional resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. During the COVID-19 pandemic, we face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities.
In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, have led, in one limited instance, and could in the future lead, to disruptions in our online ordering system or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. For example, the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) has caused European Union (“EU”) data protection requirements to be more stringent and provides for greater penalties. Non-compliance with the GDPR could lead to lower revenues, increased costs (including fines, which could be significant) and other material adverse effects on our results of operations. In addition, countries such as the United Kingdom (the “UK”) have implemented the GDPR through their own legislation, for example, the UK Data Protection Act 2018, and certain countries and U.S. states have proposed or adopted their own data protection legislation. Complying with any new regulatory requirements could require us to incur substantial expenses or require us to change our business practices in a manner that could harm our business.
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
Climate change and its association with greenhouse gas emissions is receiving increased attention from the scientific and political communities. The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories. Such new laws or regulations, or stricter enforcement of existing laws and regulations, could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. Failure to comply with any legislation or regulation could potentially result in substantial fines, criminal sanctions or operational changes. Moreover, even without such legislation or regulation, the perspectives of our customers, stockholders, employees and other stakeholders regarding climate change are continuing to evolve, and increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm our reputation or reduce customer demand for our products and services.
Additionally, as severe weather events become increasingly common, our or our customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for our products and services, and climate change may also reduce the availability or increase the cost of insurance for weather-related events. In addition, climate change may impact the global economy, including as a result of disruptions to supply chains. While we have invested in the administration of programs and physical loss prevention improvements to mitigate the risk of natural disasters causing disruption to our ability to serve our customers and communities in times of need, extended periods of disruptions could have an adverse effect on our results of operations. We anticipate that climate change-related risks will increase over time.
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
We have operations outside the United States, in Canada, Europe, Australia and New Zealand. As a result, we may incur losses from the impact of foreign currency fluctuations and have higher costs than we otherwise would have due to the need to comply with foreign laws.
Our operations in Canada, Europe, Australia and New Zealand are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations, applicable to our operations in foreign jurisdictions. Changes in such laws or regulations, or any material failure to comply with any applicable laws or regulations, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways. In addition, laws or regulations or the interpretations thereof can conflict among jurisdictions, and compliance in one jurisdiction could result in legal or reputational risks in another jurisdiction. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to currency exchange risk.
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
Our 1,149 branch locations in the United States are located in 49 states, and Puerto Rico, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different and potentially conflicting requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 1,450 employees who are represented by unions and covered by collective bargaining agreements and approximately 18,950 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
As of January 1, 2022, we operated 1,345 rental locations. 1,149 of these locations are in the United States, 139 are in Canada, 11 are in Europe and 46 are in our Asia-Pacific network (which is comprised of our locations in Australia and New Zealand). The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our general rentals (GR) and specialty (S) segments.

United States
●	Alabama (GR 24, S 8)	●	Maine (GR 4)	●	Oklahoma (GR 24, S 4)
●	Alaska (GR 2)	●	Maryland (GR 15, S 8)	●	Oregon (GR 10, S 6)
●	Arizona (GR 16, S 6)	●	Massachusetts (GR 17, S 5)	●	Pennsylvania (GR 20, S 7)
●	Arkansas (GR 12, S 2)	●	Michigan (GR 10, S 5)	●	Puerto Rico (GR 2)
●	California (GR 76, S 38)	●	Minnesota (GR 11, S 3)	●	Rhode Island (GR 2)
●	Colorado (GR 14, S 6)	●	Mississippi (GR 13, S 1)	●	South Carolina (GR 21, S 9)
●	Connecticut (GR 7, S 3)	●	Missouri (GR 18, S 8)	●	South Dakota (GR 2)
●	Delaware (GR 2)	●	Montana (GR 1)	●	Tennessee (GR 26, S 11)
●	Florida (GR 44, S 29)	●	Nebraska (GR 2, S 1)	●	Texas (GR 123, S 41)
●	Georgia (GR 37, S 10)	●	Nevada (GR 5, S 6)	●	Utah (GR 4, S 4)
●	Idaho (GR 3)	●	New Hampshire (GR 1, S 2)	●	Vermont (GR 2, S 1)
●	Illinois (GR 16, S 10)	●	New Jersey (GR 12, S 9)	●	Virginia (GR 22, S 9)
●	Indiana (GR 9, S 4)	●	New Mexico (GR 7, S 1)	●	Washington (GR 20, S 9)
●	Iowa (GR 9, S 3)	●	New York (GR 22, S 4)	●	West Virginia (GR 5, S 3)
●	Kansas (GR 13, S 3)	●	North Carolina (GR 28, S 12)	●	Wisconsin (GR 9, S 5)
●	Kentucky (GR 12, S 5)	●	North Dakota (GR 5, S 1)	●	Wyoming (GR 4)
●	Louisiana (GR 36, S 15)	●	Ohio (GR 21, S 12)

	Canada		Europe		Asia-Pacific
●	Alberta (GR 24, S 11)	●	France (S 4)	●	Australia (S 28)
●	British Columbia (GR 22, S 5)	●	Germany (S 4)	●	New Zealand (S 18)
●	Manitoba (GR 5)	●	Netherlands (S 1)
●	New Brunswick (GR 6, S 1)	●	United Kingdom (S 2)
●	Newfoundland (GR 6)
●	Nova Scotia (GR 4, S 1)
●	Ontario (GR 28, S 6)
●	Prince Edward Island (GR 1)
●	Quebec (GR 7, S 3)
●	Saskatchewan (GR 7, S 2)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 120 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.
We have a fleet of approximately 12,900 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 40 percent of this fleet is leased and the balance is owned.

Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2030. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2025, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2023. Further, we maintain a shared-service facility in Charlotte, North Carolina, where we occupy approximately 100,000 square feet under a lease that expires in 2031.

Item 3.    Legal Proceedings
A description of legal proceedings can be found in note 16 to our consolidated financial statements, included in this report at Item 8—Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” As of January 1, 2022, there were 61 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2021 to October 31, 2021	1,693	(1)	$361.17	—
November 1, 2021 to November 30, 2021	689	(1)	$352.84	—
December 1, 2021 to December 31, 2021	4,416	(1)	$342.20	—
Total	6,798		$348.00	$—	$243,081,785
(1)All shares purchased were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 25, 2022, our Board authorized a $1 billion share repurchase program, which is expected to commence in the first quarter of 2022 and be completed in 2022. This program replaces the prior $500 million program which was paused in March 2020 due to the COVID-19 pandemic. The amount in the table above reflects the remaining authorization as of December 31, 2021 under the $500 million program that ended in January 2022 upon authorization of the new $1 billion program.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.     Selected Financial Data
Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
As discussed in note 2 to our consolidated financial statements, in 2021, we adopted SEC guidance that is intended to modernize, simplify, and enhance certain disclosures throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In accordance with this guidance, we have omitted discussions comparing 2020 and 2019 results, as such disclosures were included in our Annual Report on Form 10-K for the year ended December 31, 2020. As discussed below, in March 2020, we first experienced rental volume declines associated with COVID-19, and the COVID-19 impact was more pronounced in 2020 than 2021. Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q filed in 2021 include detailed disclosures addressing the COVID-19 response plan that is summarized below.
COVID-19
As discussed in note 1 to our consolidated financial statements, the COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. Uncertainty remains regarding the ongoing impact of existing and emerging variant strains of COVID-19 on the operations and financial position of United Rentals, and on the global economy. Uncertainty also remains regarding the length of time it will take for the COVID-19 pandemic to ultimately subside, which will be impacted by the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and by measures that may in the future be implemented to protect public health. See "Item 1. Business-Industry Overview and Economic Outlook" for a discussion of market performance in 2021 and 2020.
We began to experience a decline in revenues in March 2020, which is when the World Health Organization characterized COVID-19 as a pandemic and when our rental volume first declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen recent evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast. In early March 2020, we initiated contingency planning ahead of the impact of COVID-19 on our end-markets.
Our COVID-19 response plan is focused on five work-streams: 1) ensuring the safety and well-being of our employees and customers, 2) leveraging our competitive advantages to support the needs of customers, 3) aggressively managing capital expenditures, 4) controlling core operating expenses and 5) proactively managing the balance sheet with a focus on liquidity. We believe that this response plan helped mitigate the impact of COVID-19 on our results. As noted above, our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q filed in 2021 include additional detailed COVID-19 disclosures. The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,345 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand (see Item 2—Properties for further detail). Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $15.8 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2021, equipment rental revenues represented 84 percent of our total revenues.
For the past several years, we have executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency.
We are continuing to manage the impact of COVID-19, which is discussed above. Our general strategy focuses on profitability and return on invested capital, and, in particular, calls for:

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
•The continued expansion of our specialty footprint, as well as our tools and onsite services offerings, and the cross-selling of these services throughout our network. We believe that the expansion of our specialty business, as exhibited by our acquisition of General Finance discussed in note 4 to the consolidated financial statements, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
In 2022, based on our analyses of industry forecasts and macroeconomic indicators, we expect a continuation of the market recovery experienced in 2021, following a market decline in 2020, which included the pronounced impact of COVID-19. Specifically, we expect that North American industry equipment rental revenue will increase approximately 10 percent in 2022. See "Item 1. Business- Industry Overview and Economic Outlook" for a discussion of market performance in 2021 and 2020.
As discussed below, fleet productivity is a comprehensive metric that reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. For the full year 2021:
•Equipment rentals increased 14.9 percent year-over-year, including the impact of the May 2021 acquisition of General Finance discussed in note 4 to the consolidated financial statements;
•Average OEC increased 4.0 percent year-over-year, including the impact of the General Finance acquisition;
•Fleet productivity increased 10.4 percent, primarily due to improved fleet absorption in 2021. 2020 reflected more pronounced rental volume declines associated with COVID-19, and in 2021, we saw evidence of a continuing recovery of activity across our end-markets; and
•72 percent of equipment rental revenue was derived from key accounts, as compared to 74 percent in 2020. Key accounts are each managed by a single point of contact to enhance customer service. The slight decrease from 2020 includes the impact of the General Finance acquisition, which added revenue from Australia and New Zealand that is not from key accounts.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we consider the impact of COVID-19 on liquidity, and assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2021, we took the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:
•Issued $750 principal amount of 3 3/4 percent Senior Notes due 2032;
•Redeemed all $1 billion principal amount of our 5 7/8 percent Senior Notes due 2026; and
•Amended and extended our accounts receivable securitization facility, which expires on June 24, 2022 and may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility, including an increase in the size of the facility from $800 to $900.

Total debt as of December 31, 2021 was flat year-over-year. In 2021, borrowings under the ABL facility were used to fund most of the cost of the General Finance acquisition discussed above. 2021 debt activity also included the use of cash generated from operations, net of the funds used for capital expenditures, to reduce borrowings under the ABL facility (excluding the impact of the General Finance acquisition) and the net impact of the debt issuance and redemption discussed above. As of December 31, 2021, we had available liquidity of $2.851 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2021 are presented below.

	Year Ended December 31,
	2021	2020	2019
Net income	$1,386	$890	$1,174
Diluted earnings per share	$19.04	$12.20	$15.11

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2021 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Year Ended December 31,
	2021		2020		2019
Tax rate applied to items below	25.3%		25.2%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$(2)	$(0.03)	$—	$—	$(1)	$(0.01)
Merger related intangible asset amortization (2)	(143)	(1.98)	(163)	(2.22)	(194)	(2.48)
Impact on depreciation related to acquired fleet and property and equipment (3)	(12)	(0.16)	(6)	(0.08)	(30)	(0.39)
Impact of the fair value mark-up of acquired fleet (4)	(28)	(0.38)	(37)	(0.51)	(56)	(0.72)
Restructuring charge (5)	(1)	(0.02)	(13)	(0.18)	(14)	(0.18)
Asset impairment charge (6)	(10)	(0.14)	(27)	(0.37)	(4)	(0.05)
Loss on repurchase/redemption of debt securities (7)	(22)	(0.31)	(137)	(1.88)	(45)	(0.58)

(1)This primarily reflects transaction costs associated with the General Finance acquisition discussed above. Merger related costs only include costs associated with major acquisitions completed since 2012 that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition). For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
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
(5)As discussed in note 6 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.
(6)This reflects write-offs of leasehold improvements and other fixed assets. As discussed in note 6 to our consolidated financial statements, the 2020 charges primarily reflect the discontinuation of certain equipment programs, and were not related to COVID-19.
(7)Reflects the difference between the net carrying amount and the total purchase price of the redeemed notes. For additional information, see "Results of Operations-Other costs/(income)-Interest expense, net" below.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019
Net income	$1,386	$890	$1,174
Provision for income taxes	460	249	340
Interest expense, net	424	669	648
Depreciation of rental equipment	1,611	1,601	1,631
Non-rental depreciation and amortization	372	387	407
EBITDA	4,253	3,796	4,200
Merger related costs (1)	3	—	1
Restructuring charge (2)	2	17	18
Stock compensation expense, net (3)	119	70	61
Impact of the fair value mark-up of acquired fleet (4)	37	49	75
Adjusted EBITDA	$4,414	$3,932	$4,355
Net income margin	14.3%	10.4%	12.6%
Adjusted EBITDA margin	45.4%	46.1%	46.6%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$3,689	$2,658	$3,024
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(13)	(14)	(15)
Gain on sales of rental equipment	431	332	313
Gain on sales of non-rental equipment	10	8	6
Insurance proceeds from damaged equipment	25	40	24
Merger related costs (1)	(3)	—	(1)
Restructuring charge (2)	(2)	(17)	(18)
Stock compensation expense, net (3)	(119)	(70)	(61)
Loss on repurchase/redemption of debt securities (5)	(30)	(183)	(61)
Changes in assets and liabilities	(328)	241	170
Cash paid for interest	391	483	581
Cash paid for income taxes, net	202	318	238
EBITDA	4,253	3,796	4,200
Add back:
Merger related costs (1)	3	—	1
Restructuring charge (2)	2	17	18
Stock compensation expense, net (3)	119	70	61
Impact of the fair value mark-up of acquired fleet (4)	37	49	75
Adjusted EBITDA	$4,414	$3,932	$4,355
_________________

(1)This primarily reflects transaction costs associated with the General Finance acquisition discussed above. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
(2)As discussed in note 6 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.
(3)Represents non-cash, share-based payments associated with the granting of equity instruments.
(4)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold.
(5)Reflects the difference between the net carrying amount and the total purchase price of the redeemed notes. For additional information, see "Results of Operations-Other costs/(income)-Interest expense, net" below.
For the year ended December 31, 2021, net income increased $496, or 55.7 percent, and net income margin increased 390 basis points to 14.3 percent. For the year ended December 31, 2021, adjusted EBITDA increased $482, or 12.3 percent, and adjusted EBITDA margin decreased 70 basis points to 45.4 percent.
The year-over-year increase in net income margin primarily reflected a reduction in interest expense, improved gross margins from equipment rentals and sales of rental equipment and decreased non-rental depreciation and amortization as a percentage of revenue, partially offset by higher selling, general and administrative ("SG&A") and income tax expenses. Net interest expense decreased $245, or 37 percent, year-over-year. Excluding the impact of debt redemption losses, net interest expense decreased 19 percent year-over-year, primarily due to decreases in both average debt and the average cost of debt. Equipment rentals gross margin increased year-over-year primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by higher bonus expense primarily due to improved profitability, and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Gross margin from sales of rental equipment increased primarily due to improved pricing in a strong used equipment market. Non-rental depreciation and amortization decreased 4 percent year-over-year, which equated to a significant improvement as a percentage of revenue. SG&A expense increased year-over-year primarily due to higher bonus and stock compensation expenses, which reflect improved profitability. Year-over-year, income tax expense increased $211, or 85 percent, and the effective income tax rate increased by 300 basis points, primarily reflecting the release in 2020 of a valuation allowance on foreign tax credits.

The decrease in the adjusted EBITDA margin primarily reflects lower margins from equipment rentals (excluding depreciation) and increased SG&A expense, partially offset by higher margins from sales of rental equipment. Gross margin from equipment rentals (excluding depreciation) decreased 110 basis points primarily due to a higher bonus accrual, which reflects improved profitability, and increases in certain operating expenses, including delivery costs, as a percentage of revenue. SG&A expense increased primarily due to increased bonus expense, which reflects improved profitability. Gross margin from sales of rental equipment increased primarily due to improved pricing in a strong used equipment market.
Revenues. Revenues for each of the three years in the period ended December 31, 2021 were as follows:

	Year Ended December 31,			Change
	2021	2020	2019	2021	2020
Equipment rentals*	$8,207	$7,140	$7,964	14.9%	(10.3)%
Sales of rental equipment	968	858	831	12.8%	3.2%
Sales of new equipment	203	247	268	(17.8)%	(7.8)%
Contractor supplies sales	109	98	104	11.2%	(5.8)%
Service and other revenues	229	187	184	22.5%	1.6%
Total revenues	$9,716	$8,530	$9,351	13.9%	(8.8)%
*Equipment rentals variance components:
Year-over-year change in average OEC				4.0%	(2.2)%
Assumed year-over-year inflation impact (1)				(1.5)%	(1.5)%
Fleet productivity (2)				10.4%	(6.9)%
Contribution from ancillary and re-rent revenue (3)				2.0%	0.3%
Total change in equipment rentals				14.9%	(10.3)%
_________________

(1)Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.
(2)Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix. The positive fleet productivity for 2021 and the negative fleet productivity for 2020 include the impact of COVID-19, which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions, as discussed further above. The COVID-19 volume declines were more pronounced in 2020 than 2021, and in 2021, we saw evidence of a continuing recovery of activity across our end-markets.
(3)Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these "ancillary fees" represented approximately 14 percent of equipment rental revenue in 2021. Delivery and pick-up revenue, which represented approximately eight percent of equipment rental revenue in 2021, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2021 total revenues of $9.7 billion increased 13.9 percent compared with 2020. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 94 percent of total revenue for the year ended December 31, 2021). Equipment rentals increased 14.9 percent, primarily due to a 10.4 percent increase in fleet productivity, which included the more pronounced impact of COVID-19, which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions, in 2020. COVID-19 began to impact our operations in March 2020. In 2021, we have seen evidence of a continuing recovery of activity across our end-markets. Sales of rental equipment increased 12.8 percent, primarily due to improved pricing in a strong used equipment market and the impact of the General Finance acquisition.

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
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 50 percent of cost. The weighted average salvage value of our rental equipment is 11 percent of cost (immaterial salvage values are assigned to our property and equipment). Rental equipment is depreciated whether or not it is out on rent.
The useful life of an asset is determined based on our estimate of the period over which the asset can generate revenues; such periods are periodically reviewed for reasonableness. In addition, the salvage value, which is also reviewed periodically for reasonableness, is determined based on our estimate of the minimum value we will realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $170 or $213, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $19. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $36 or $55, respectively.
Acquisition Accounting. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired business over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
Determining the fair value of the assets and liabilities acquired can be judgmental in nature and can involve the use of significant estimates and assumptions. The significant judgments include estimation of future cash flows, which is dependent on forecasts; estimation of the long-term rate of growth; estimation of the useful life over which cash flows will occur; and determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party appraisal firms. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As discussed below, we regularly review for impairments.

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
When conducting the goodwill impairment test, we are required to compare the fair value of our reporting units (which are our regions) with the carrying amount. As discussed in note 5 to our consolidated financial statements, as of December 31, 2021, our divisions were our operating segments. We conducted the goodwill impairment test as of October 1, 2021 at the reporting unit level, which is one level below the operating segment level. We conducted the goodwill impairment test as of October 1, 2020 at the same reporting unit level, although at that time, the reporting unit was also the operating segment (see note 5 for further discussion of our segment structure).
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We estimate the fair value of our reporting units using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2021, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Mobile Storage and Mobile Storage International reporting units, had estimated fair values which exceeded their respective carrying amounts by at least 59 percent. As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance. All of the assets in the Mobile Storage and Mobile Storage International reporting units were acquired in the General Finance acquisition. The estimated fair values of our Mobile Storage and Mobile Storage International reporting units exceeded their carrying amounts by 10 percent and 17 percent, respectively. As all of the assets in the Mobile Storage and Mobile Storage International reporting units were recorded at fair value as of the May 2021 acquisition date, we expected the percentages by which the fair values for these reporting units exceeded the carrying values to be significantly less than the equivalent percentages determined for our other reporting units.
In connection with our goodwill impairment test that was conducted as of October 1, 2020, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. We considered the impact of COVID-19 when performing the test, and it did not have a material impact on the test results. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Fluid Solutions Europe reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 42 percent. As discussed above, in July 2018, we completed the acquisition of BakerCorp. All of the assets in the Fluid Solutions Europe reporting unit were acquired in the BakerCorp acquisition. The estimated fair value of our Fluid Solutions Europe reporting unit exceeded its carrying amount by 22 percent. As all of the assets in the Fluid Solutions Europe reporting unit were recorded at fair value as of the July 2018 acquisition date, we expected the percentage by which the Fluid Solutions Europe reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our rental equipment, property and equipment and lease assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future pre-tax cash flows (undiscounted and without interest charges). If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We also conduct impairment reviews in connection with branch consolidations and other changes in our business. As discussed in note 6 to our consolidated financial statements, during the years ended December 31, 2021, 2020 and 2019, we recorded asset impairment charges of $14, $36 and $5, respectively. The 2020 charges principally related to the discontinuation of certain equipment programs, and were not related to COVID-19.
In support of our review for indicators of impairment, we perform a review of all assets at the district level relative to district performance and conclude whether indicators of impairment exist associated with our long-lived assets, including rental equipment. We also specifically review the financial performance of our rental equipment. Such review includes an estimate of the future rental revenues from our rental assets based on current and expected utilization levels, the age of the assets and their remaining useful lives. Additionally, we estimate when the assets are expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed quarterly reviews, there were no indications of impairment associated with our rental equipment, property and equipment or lease assets.
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In the fourth quarter of 2020, we identified cash in our foreign operations in excess of near-term working capital needs, and determined that such cash could no longer be considered indefinitely reinvested. As a result, our prior assertion that all undistributed earnings of our foreign subsidiaries should be considered indefinitely reinvested changed. In the fourth quarter of 2021, we identified additional cash in our foreign operations in excess of near-term working capital needs, and remitted $203 of cash from foreign operations (such amount represents the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs). The taxes recorded associated with the remitted cash were immaterial in both 2020 and 2021.
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

Results of Operations
As discussed in note 5 to our consolidated financial statements, our reportable segments are general rentals and specialty. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. This segment operates throughout the United States and Canada. The specialty segment includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, and iv) mobile storage equipment and modular office space. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
As discussed in note 5 to our consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended December 31, 2021, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
We believe that the divisions that are aggregated into our segments have similar economic characteristics, as each division is capital intensive, offers similar products to similar customers, uses similar methods to distribute its products, and is subject to similar competitive risks. The aggregation of our divisions also reflects the management structure that we use for making operating decisions and assessing performance. Although we believe aggregating these divisions into our reporting segments for segment reporting purposes is appropriate, to the extent that there are significant margin variances that do not converge, we may be required to disaggregate the divisions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These reporting segments align our external segment reporting with how management evaluates business performance and allocates resources. We evaluate segment performance primarily based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Specialty	Total
Year Ended December 31, 2021
Equipment rentals	$6,074	$2,133	$8,207
Sales of rental equipment	862	106	968
Sales of new equipment	142	61	203
Contractor supplies sales	71	38	109
Service and other revenues	202	27	229
Total revenue	$7,351	$2,365	$9,716
Year Ended December 31, 2020
Equipment rentals	$5,472	$1,668	$7,140
Sales of rental equipment	785	73	858
Sales of new equipment	214	33	247
Contractor supplies sales	64	34	98
Service and other revenues	164	23	187
Total revenue	$6,699	$1,831	$8,530
Year Ended December 31, 2019
Equipment rentals	$6,202	$1,762	$7,964
Sales of rental equipment	768	63	831
Sales of new equipment	238	30	268
Contractor supplies sales	71	33	104
Service and other revenues	157	27	184
Total revenue	$7,436	$1,915	$9,351
Equipment rentals. 2021 equipment rentals of $8.2 billion increased 14.9 percent as compared to 2020, primarily due to a 10.4 percent increase in fleet productivity, which included the more pronounced impact of COVID-19, which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions, in 2020. COVID-19 began to impact our operations in March 2020. In 2021, we have seen evidence of a continuing recovery of activity across our end-markets. Equipment rentals represented 84 percent of total revenues in 2021.
On a segment basis, equipment rentals represented 83 percent and 90 percent of total revenues for general rentals and specialty, respectively. General rentals equipment rentals increased 11.0 percent as compared to 2020, primarily due to increased fleet productivity, which included the more pronounced impact of COVID-19 during 2020. In 2021, we have seen evidence of a continuing recovery of activity across our end-markets. Specialty rentals increased 27.9 percent as compared to 2020, including the impact of the General Finance acquisition. On a pro forma basis including the standalone, pre-acquisition revenues of General Finance, equipment rentals increased 18 percent. The increase in equipment rentals reflects increased fleet productivity, which included the more pronounced impact of COVID-19 during 2020, as well as a slight increase in average OEC.
Sales of rental equipment. For the three years in the period ended December 31, 2021, sales of rental equipment represented approximately 10 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2021 sales of rental equipment increased 12.8 percent from 2020 primarily due to improved pricing in a strong used equipment market and the impact of the General Finance acquisition.
Sales of new equipment. For the three years in the period ended December 31, 2021, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2021 sales of new equipment of $203 decreased 17.8 percent from 2020 primarily due to supply chain challenges. For a discussion of the risks associated with supply chain disruptions, see Item 1A- Risk Factors (“Operational Risks-Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance").
Sales of contractor supplies. For the three years in the period ended December 31, 2021, sales of contractor supplies represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2021 sales of contractor supplies did not change materially from 2020.

Service and other revenues. For the three years in the period ended December 31, 2021, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2021 service and other revenues increased 22.5 percent from 2020 primarily due to the more pronounced impact of COVID-19 in 2020.
 Fourth Quarter Items. There were no unusual or infrequently occurring items recognized in the fourth quarter of 2021 that had a material impact on our financial statements. In the fourth quarter of 2020, we redeemed all of our 4 5/8 percent Senior Notes due 2025 using borrowings available under our ABL facility. Upon redemption, we recognized a loss of $24 in interest expense, net, reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2021 were as follows:

	General rentals	Specialty	Total
2021
Equipment Rentals Gross Profit	$2,269	$998	$3,267
Equipment Rentals Gross Margin	37.4%	46.8%	39.8%
2020
Equipment Rentals Gross Profit	$1,954	$765	$2,719
Equipment Rentals Gross Margin	35.7%	45.9%	38.1%
2019
Equipment Rentals Gross Profit	$2,407	$800	$3,207
Equipment Rentals Gross Margin	38.8%	45.4%	40.3%

General rentals. For the three years in the period ended December 31, 2021, general rentals accounted for 72 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. For the year ended December 31, 2021, general rentals’ equipment rentals gross profit increased by $315, and equipment rentals gross margin increased by 170 basis points, from 2020, which included a $26 asset impairment charge that primarily reflected the discontinuation of certain equipment programs and was not related to COVID-19. Excluding the impact of asset impairment charges, equipment rentals gross margin increased 130 basis points year-over-year, primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by a higher bonus accrual, which reflects improved profitability, and increases in certain operating expenses, including delivery costs, as a percentage of revenue.
Specialty. For the year ended December 31, 2021, equipment rentals gross profit increased by $233, and equipment rentals gross margin increased by 90 basis points from 2020. Gross margin increased primarily due to decreases in depreciation and labor expenses as a percentage of revenue, partially offset by a higher proportion of revenue from certain lower margin ancillary fees in 2021 and increases in certain operating expenses, including delivery costs, as a percentage of revenue.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2021	2020	2019	2021	2020
Total gross margin	39.7%	37.3%	39.2%	240 bps	(190) bps
Equipment rentals	39.8%	38.1%	40.3%	170 bps	(220) bps
Sales of rental equipment	44.5%	38.7%	37.7%	580 bps	100 bps
Sales of new equipment	16.7%	13.4%	13.8%	330 bps	(40) bps
Contractor supplies sales	28.4%	29.6%	29.8%	(120) bps	(20) bps
Service and other revenues	39.3%	37.4%	44.6%	190 bps	(720) bps
2021 gross margin of 39.7 percent increased 240 basis points from 2020. Equipment rentals gross margin increased 170 basis points from 2020, which included a $30 asset impairment charge that primarily reflected the discontinuation of certain equipment programs and was not related to COVID-19. Excluding the impact of asset impairment charges, equipment rentals gross margin increased 150 basis points year-over-year, primarily due to a reduction in depreciation expense as a percentage of revenue, partially offset by higher bonus expense, which reflects improved profitability, and increases in certain operating expenses, including delivery costs, as a percentage of revenue. Gross margin from sales of rental equipment increased 580 basis points from 2020 primarily due to improved pricing in a strong used equipment market. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, the more pronounced impact of COVID-19 in 2020 and the impact of the General Finance acquisition, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2021).
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2021:

	Year Ended December 31,			Change
	2021	2020	2019	2021	2020
Selling, general and administrative ("SG&A") expense	$1,199	$979	$1,092	22.5%	(10.3)%
SG&A expense as a percentage of revenue	12.3%	11.5%	11.7%	80 bps	(20) bps
Merger related costs	3	—	1	—	(100.0)%
Restructuring charge	2	17	18	(88.2)%	(5.6)%
Non-rental depreciation and amortization	372	387	407	(3.9)%	(4.9)%
Interest expense, net	424	669	648	(36.6)%	3.2%
Other expense (income), net	7	(8)	(10)	(187.5)%	(20.0)%
Provision for income taxes	460	249	340	84.7%	(26.8)%
Effective tax rate	24.9%	21.9%	22.5%	300 bps	(60) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The increase in SG&A expense as a percentage of revenue for the year ended December 31, 2021 was primarily due to higher bonus and stock compensation expenses, which reflect improved profitability.
The merger related costs primarily reflect transaction costs associated with the General Finance acquisition that was completed in May 2021, as discussed in note 4 to the consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions, each of which had annual revenues of over $200 prior to acquisition, that significantly impact our operations.
The restructuring charges for the years ended December 31, 2021, 2020 and 2019 primarily reflect severance costs and branch closure charges associated with our restructuring programs. See note 6 to our consolidated financial statements for additional information.
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
Interest expense, net for the years ended December 31, 2021 and 2020 included aggregate debt redemption losses of $30 and $183, respectively. The debt redemption losses reflect the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net for the year ended December 31, 2021 decreased by 18.9 percent year-over-year primarily due to decreases in average debt and the average cost of debt.
Other expense (income), net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 15 to our consolidated financial statements. The effective income tax rate for the year ended December 31, 2021 increased year-over-year primarily due to the release in 2020 of a valuation allowance on foreign tax credits.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the year ended December 31, 2021. As of December 31, 2021, we have deferred employer payroll taxes of $27 under the CARES Act, all of which is due in 2022.
Balance sheet. Accounts receivable, net increased by $362, or 27.5 percent, from December 31, 2020 to December 31, 2021 primarily due to increased revenue. Prepaid expenses and other assets decreased by $209, or 55.7 percent, from December 31, 2020 to December 31, 2021, primarily due to refundable deposits on expected purchases, primarily of rental equipment, pursuant to advanced purchase agreements, as discussed further in note 7 to our consolidated financial statements. Rental equipment, net increased by $1.855 billion, or 21.3 percent, from December 31, 2020 to December 31, 2021 primarily due to the impact of the General Finance acquisition and increased capital expenditures. As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19, while capital expenditures in 2021 have exceeded historic (pre-COVID-19) levels. Accounts payable increased by $350, or 75.1 percent, from December 31, 2020 to December 31, 2021, primarily due to increased business activity. Accrued expenses and other liabilities increased $161, or 22.4 percent, from December 31, 2020 to December 31, 2021, primarily due to a higher bonus accrual, which reflects increased profitability, and the impact of the General Finance acquisition. See note 11 to our consolidated financial statements for further detail on accrued expenses and other liabilities. Deferred taxes increased by $386, or 21.8 percent, from December 31, 2020 to December 31, 2021 primarily due to the impact of the General Finance acquisition and increased capital expenditures. See note 15 to our consolidated financial statements for further detail on deferred taxes.
Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the 2021 capital structure actions taken to improve our financial flexibility and liquidity.
Since 2012, we have repurchased a total of $3.7 billion of Holdings' common stock under five completed share repurchase programs. On January 28, 2020, our Board of Directors authorized a $500 share repurchase program, which commenced in the first quarter of 2020 and was intended to run for 12 months. Through March 2020, when the program was paused due to the COVID-19 pandemic, we repurchased $257 of common stock under the program. On January 25, 2022, our Board authorized a $1 billion share repurchase program, which is expected to commence in the first quarter of 2022 and be completed in 2022. This program replaces the prior $500 program.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of December 31, 2021, we had cash and cash equivalents of $144. Cash equivalents at December 31, 2021 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2021:

ABL facility:
Borrowing capacity, net of letters of credit	$2,650
Outstanding debt, net of debt issuance costs	1,029
Interest rate at December 31, 2021	1.4%
Average month-end principal amount of debt outstanding (1)	1,032
Weighted-average interest rate on average debt outstanding	1.3%
Maximum month-end principal amount of debt outstanding (1)	1,672
Accounts receivable securitization facility (2):
Borrowing capacity	57
Outstanding debt, net of debt issuance costs	843
Interest rate at December 31, 2021	0.9%
Average month-end principal amount of debt outstanding	736
Weighted-average interest rate on average debt outstanding	1.0%
Maximum month-end principal amount of debt outstanding	872
 ___________________

(1)The maximum outstanding debt under the ABL facility exceeded the average outstanding debt primarily due to the use of borrowings under the ABL facility to fund most of the cost of the General Finance acquisition discussed in note 4 to the consolidated financial statements.
(2)As discussed in note 13 to the consolidated financial statements, the accounts receivable securitization facility expires on June 24, 2022 and may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility.
We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) share repurchases and (vi) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Debt and finance leases (1)	$906	$52	$1,070	$949	$2	$6,775	$9,754
Interest due on debt (2)	344	340	327	321	306	676	2,314
Operating leases (1)	226	196	162	124	84	101	893
Purchase obligations (3)	3,695	58	—	—	—	—	3,753

_________________
(1)    The payments due with respect to a period represent (i) in the case of debt and finance leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the payments due in such period for non-cancelable operating leases with initial or remaining terms of one year or more. See note 13 to the consolidated financial statements for further debt information, and note 14 for further finance lease and operating lease information.
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2021.
(3)    As of December 31, 2021, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed throughout 2022 and 2023.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $2.030 billion and $103 in 2021 and 2020, respectively. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to net rental capital expenditures in 2020 that were significantly below historic levels.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 24, 2022 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of December 31, 2021, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2021, we (i) generated cash from operating activities of $3.689 billion and (ii) generated cash from the sale of rental and non-rental equipment of $998. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $3.198 billion, (ii) purchase other companies for $1.436 billion and (iii) make debt payments, net of proceeds, of $98. During 2020, we (i) generated cash from operating activities of $2.658 billion, which included $300 of cash outflow for refundable deposits on expected rental equipment purchases, as discussed further in note 7 to the consolidated financial statements, and (ii) generated cash from the sale of rental and non-rental equipment of $900. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1.158 billion, (ii) make debt payments, net of proceeds, of $1.985 billion and (iii) purchase shares of our common stock for $286.
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

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$3,689	$2,658	$3,024
Purchases of rental equipment	(2,998)	(961)	(2,132)
Purchases of non-rental equipment and intangible assets	(200)	(197)	(218)
Proceeds from sales of rental equipment	968	858	831
Proceeds from sales of non-rental equipment	30	42	37
Insurance proceeds from damaged equipment	25	40	24
Free cash flow	$1,514	$2,440	$1,566
Free cash flow for the year ended December 31, 2021 was $1.514 billion, a decrease of $926 as compared to $2.440 billion for the year ended December 31, 2020. Free cash flow decreased primarily due to increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by increased net cash provided by operating activities. Net rental capital expenditures increased $1.927 billion, or 1,871 percent, year-over-year. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to net rental capital expenditures in 2020 that were significantly below historic (pre-COVID-19) levels, while capital expenditures in 2021 have exceeded historic levels.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of December 31, 2021, indebtedness of our non-guarantors included (i) $843 of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $141 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $9 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of December 31, 2021, the amount available for distribution under the most restrictive of these covenants was $1.602 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of December 31, 2021, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $5.396 billion.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

December 31, 2021
Current assets	$417
Long-term assets	18,423
Total assets	18,840
Current liabilities	1,569
Long-term liabilities	11,280
Total liabilities	12,849
Year Ended December 31, 2021
Total revenues	$8,755
Gross profit	3,490
Net income	1,386

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of December 31, 2021, we had an aggregate of $2.8 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. See note 13 to our consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of December 31, 2021 under these facilities. As of December 31, 2021, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $21 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 13 to our consolidated financial statements.
At December 31, 2021, we had an aggregate of $6.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2021 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 12 (see “Fair Value of Financial Instruments”) and note 13 to our consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the year ended December 31, 2021, our foreign subsidiaries accounted for $955, or 10 percent, of our total revenue of $9.716 billion, and $134, or 7 percent, of our total pretax income of $1.846 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 26, 2022 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2021, the Company’s goodwill was $5.5 billion. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

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

To test the fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, including key performance indicators, and evaluated whether changes in the company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In performing our testing, we utilized internal valuation specialists to assist us in evaluating the Company’s valuation model and related significant assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Stamford, Connecticut
January 26, 2022

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$144	$202
Accounts receivable, net of allowance for doubtful accounts of $112 at December 31, 2021 and $108 at December 31, 2020	1,677	1,315
Inventory	164	125
Prepaid expenses and other assets	166	375
Total current assets	2,151	2,017
Rental equipment, net	10,560	8,705
Property and equipment, net	612	604
Goodwill	5,528	5,168
Other intangible assets, net	615	648
Operating lease right-of-use assets	784	688
Other long-term assets	42	38
Total assets	$20,292	$17,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$906	$704
Accounts payable	816	466
Accrued expenses and other liabilities	881	720
Total current liabilities	2,603	1,890
Long-term debt	8,779	8,978
Deferred taxes	2,154	1,768
Operating lease liabilities	621	549
Other long-term liabilities	144	138
Total liabilities	14,301	13,323
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,434,075 and 72,420,566 shares issued and outstanding, respectively, at December 31, 2021 and 114,210,157 and 72,196,648 shares issued and outstanding, respectively, at December 31, 2020	1	1
Additional paid-in capital	2,567	2,482
Retained earnings	7,551	6,165
Treasury stock at cost—42,013,509 shares at December 31, 2021 and December 31, 2020	(3,957)	(3,957)
Accumulated other comprehensive loss	(171)	(146)
Total stockholders’ equity	5,991	4,545
Total liabilities and stockholders’ equity	$20,292	$17,868

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Equipment rentals	$8,207	$7,140	$7,964
Sales of rental equipment	968	858	831
Sales of new equipment	203	247	268
Contractor supplies sales	109	98	104
Service and other revenues	229	187	184
Total revenues	9,716	8,530	9,351
Cost of revenues:
Cost of equipment rentals, excluding depreciation	3,329	2,820	3,126
Depreciation of rental equipment	1,611	1,601	1,631
Cost of rental equipment sales	537	526	518
Cost of new equipment sales	169	214	231
Cost of contractor supplies sales	78	69	73
Cost of service and other revenues	139	117	102
Total cost of revenues	5,863	5,347	5,681
Gross profit	3,853	3,183	3,670
Selling, general and administrative expenses	1,199	979	1,092
Merger related costs	3	—	1
Restructuring charge	2	17	18
Non-rental depreciation and amortization	372	387	407
Operating income	2,277	1,800	2,152
Interest expense, net	424	669	648
Other expense (income), net	7	(8)	(10)
Income before provision for income taxes	1,846	1,139	1,514
Provision for income taxes	460	249	340
Net income	$1,386	$890	$1,174
Basic earnings per share	$19.14	$12.24	$15.18
Diluted earnings per share	$19.04	$12.20	$15.11

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,386	$890	$1,174
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(26)	40	49
Fixed price diesel swaps	1	—	2
Other comprehensive income (loss) (1)	(25)	40	51
Comprehensive income	$1,361	$930	$1,225

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2021, 2020 or 2019. There was no material tax impact related to the foreign currency translation adjustments during the years ended December 31, 2021, 2020 or 2019. See note 15 to the consolidated financial statements for a discussion addressing our determination pertaining to the permanent reinvestment of unremitted foreign earnings. There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2021, 2020 or 2019.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income
Balance at January 1, 2019	80	$1	$2,408	$4,101	33	$(2,870)	$(237)
Net income				1,174
Foreign currency translation adjustments							49
Fixed price diesel swaps							2
Stock compensation expense, net	—		61
Exercise of common stock options	—		11
Shares repurchased and retired			(40)
Repurchase of common stock	(6)				6	(830)
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income
Balance at December 31, 2019	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				890
Foreign currency translation adjustments							40
Stock compensation expense, net	1		70
Exercise of common stock options	—		1
Shares repurchased and retired			(29)
Repurchase of common stock	(3)				3	(257)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income (1)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				1,386
Foreign currency translation adjustments							(26)
Fixed price diesel swaps							1
Stock compensation expense, net	—		119
Shares repurchased and retired			(34)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)

(1)As of December 31, 2021, 2020 and 2019, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash Flows From Operating Activities:
Net income	$1,386	$890	$1,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,983	1,988	2,038
Amortization of deferred financing costs and original issue discounts	13	14	15
Gain on sales of rental equipment	(431)	(332)	(313)
Gain on sales of non-rental equipment	(10)	(8)	(6)
Insurance proceeds from damaged equipment	(25)	(40)	(24)
Stock compensation expense, net	119	70	61
Merger related costs	3	—	1
Restructuring charge	2	17	18
Loss on repurchase/redemption of debt securities	30	183	61
Increase (decrease) in deferred taxes	268	(121)	204
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(300)	218	39
Decrease (increase) in inventory	9	(5)	(8)
Decrease (increase) in prepaid expenses and other assets	248	(228)	(59)
Increase (decrease) in accounts payable	307	10	(86)
Increase (decrease) in accrued expenses and other liabilities	87	2	(91)
Net cash provided by operating activities	3,689	2,658	3,024
Cash Flows From Investing Activities:
Purchases of rental equipment	(2,998)	(961)	(2,132)
Purchases of non-rental equipment and intangible assets	(200)	(197)	(218)
Proceeds from sales of rental equipment	968	858	831
Proceeds from sales of non-rental equipment	30	42	37
Insurance proceeds from damaged equipment	25	40	24
Purchases of other companies, net of cash acquired	(1,436)	(2)	(249)
Purchases of investments	—	(3)	(3)
Net cash used in investing activities	(3,611)	(223)	(1,710)
Cash Flows From Financing Activities:
Proceeds from debt	8,364	9,260	9,260
Payments of debt	(8,462)	(11,245)	(9,678)
Payments of financing costs	(8)	(23)	(28)
Proceeds from the exercise of common stock options	—	1	11
Common stock repurchased	(34)	(286)	(870)
Net cash used in financing activities	(140)	(2,293)	(1,305)
Effect of foreign exchange rates	4	8	—
Net (decrease) increase in cash and cash equivalents	(58)	150	9
Cash and cash equivalents at beginning of year	202	52	43
Cash and cash equivalents at end of year	$144	$202	$52
Supplemental disclosure of cash flow information:
Cash paid for interest	$391	$483	$581
Cash paid for income taxes, net	202	318	238
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
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. In July 2018, we completed the acquisition of BakerCorp International Holdings, Inc. (“BakerCorp”), which allowed for our entry into select European markets. As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance Corporation (“General Finance”), which allowed for our entry into select markets in Australia and New Zealand. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity.
COVID-19
The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. Uncertainty remains regarding the ongoing impact of existing and emerging variant strains of COVID-19 on the operations and financial position of United Rentals, and on the global economy. Uncertainty also remains regarding the length of time it will take for the COVID-19 pandemic to ultimately subside, which will be impacted by the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and by measures that may in the future be implemented to protect public health. See "Item 1. Business-Industry Overview and Economic Outlook" for a discussion of market performance in 2021 and 2020. The health and safety of our employees and customers remains our top priority, and we also implemented a detailed COVID-19 response plan, which is explained in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and which we believe helped mitigate the impact of COVID-19 on our results.
We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen recent evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2021 and 2020 consist of direct obligations of financial institutions rated A or better.
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
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 20 years. Rental equipment is depreciated to a salvage value of zero to 50 percent of cost. The weighted average salvage value of our rental equipment is 11 percent of cost. Rental equipment is depreciated whether or not it is out on rent.
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
Acquisition Accounting
We have made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired business over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
Determining the fair value of the assets and liabilities acquired can be judgmental in nature and can involve the use of significant estimates and assumptions. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As discussed below, we regularly review for impairments.
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
When conducting the goodwill impairment test, we are required to compare the fair value of our reporting units (which are our regions) with the carrying amount. As discussed in note 5 to our consolidated financial statements, as of December 31, 2021, our divisions were our operating segments. We conducted the goodwill impairment test as of October 1, 2021 at the reporting unit level, which is one level below the operating segment level. We conducted the goodwill impairment test as of October 1, 2020 at the same reporting unit level, although at that time, the reporting unit was also the operating segment (see note 5 for further discussion of our segment structure).
Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We estimate the fair value of our reporting units using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.
In connection with our goodwill impairment test that was conducted as of October 1, 2021, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Mobile Storage and Mobile Storage International reporting units, had estimated fair values which exceeded their respective carrying amounts by at least 59 percent. As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance. All of the assets in the Mobile Storage and Mobile Storage International reporting units were acquired in the General Finance acquisition. The estimated fair values of our Mobile Storage and Mobile Storage International reporting units exceeded their carrying amounts by 10 percent and 17 percent, respectively. As all of the assets in the Mobile Storage and Mobile Storage International reporting units were recorded at fair value as of the May 2021 acquisition date, we expected the percentages by which the fair values for these reporting units exceeded the carrying values to be significantly less than the equivalent percentages determined for our other reporting units.
In connection with our goodwill impairment test that was conducted as of October 1, 2020, we bypassed the optional qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. We considered the impact of COVID-19 when performing the test, and it did not have a material impact on the test results. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Fluid Solutions Europe reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 42 percent. As discussed above, in July 2018, we completed the acquisition of BakerCorp. All of the assets in the Fluid Solutions Europe reporting unit were acquired in the BakerCorp acquisition. The estimated fair value of our Fluid Solutions Europe reporting unit exceeded its carrying amount by 22 percent. As all of the assets in the Fluid Solutions Europe reporting unit were recorded at fair value as of the July 2018 acquisition date, we expected the percentage by which the Fluid Solutions Europe reporting unit’s fair value exceeded its carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was immaterial for the years ended December 31, 2021, 2020 and 2019.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $49, $22 and $49 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In the fourth quarter of 2020, we identified cash in our foreign operations in excess of near-term working capital needs, and determined that such cash could no longer be considered indefinitely reinvested. As a result, our prior assertion that all undistributed earnings of our foreign subsidiaries should be considered indefinitely reinvested changed. In the fourth quarter of 2021, we identified additional cash in our foreign operations in excess of near-term working capital needs, and remitted $203 of cash from foreign operations (such amount represents the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs). The taxes recorded associated with the remitted cash were immaterial in both 2020 and 2021.
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
Accounting/Disclosure Guidance Adopted in 2021
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. Different components of the guidance required retrospective, modified retrospective or prospective adoption. We adopted this guidance in the first quarter of 2021, and the impact on our financial statements was not material.
Amendments to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. In February 2021, a Securities and Exchange Commission ("SEC") rule intended to modernize, simplify, and enhance certain financial disclosure requirements became effective. We have adopted this rule in this Form 10-K, and the impact on our financial statements was not material, although several disclosures were updated. The primary disclosure changes we made associated with this rule were to remove: 1) discussions comparing 2020 and 2019 results, as such disclosures were included in our prior SEC filings, 2) selected financial data for the preceding five years and 3) the tabular disclosure of contractual obligations, although we continue to provide disclosures addressing the most significant categories of our short-term and long-term needs for cash.

3.    Revenue Recognition

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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended December 31,
		2021			2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$6,840	$—	$6,840	$6,056	$—	$6,056	$6,777	$—	$6,777
Re-rent revenue	194	—	194	142	—	142	155	—	155
Ancillary and other rental revenues:
Delivery and pick-up	—	616	616	—	506	506	—	564	564
Other	426	131	557	338	98	436	356	112	468
Total ancillary and other rental revenues	426	747	1,173	338	604	942	356	676	1,032
Total equipment rentals	7,460	747	8,207	6,536	604	7,140	7,288	676	7,964
Sales of rental equipment	—	968	968	—	858	858	—	831	831
Sales of new equipment	—	203	203	—	247	247	—	268	268
Contractor supplies sales	—	109	109	—	98	98	—	104	104
Service and other revenues	—	229	229	—	187	187	—	184	184
Total revenues	$7,460	$2,256	$9,716	$6,536	$1,994	$8,530	$7,288	$2,063	$9,351
Revenues by reportable segment and geographical market are presented in note 5 of the consolidated financial statements using the revenue captions reflected in our consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the year ended December 31, 2021, 76 percent and 90 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in note 5, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 70 percent of total revenues for the year ended December 31, 2021) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $83 and $51 as of December 31, 2021 and 2020, respectively. The increase in 2021 primarily reflects the impact of the General Finance acquisition discussed in note 4 to the consolidated financial statements.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the year ended December 31, 2021). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2021, 2020, and 2019. Our customer with the largest receivable balance represented approximately one percent and two percent of total receivables at December 31, 2021 and 2020, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowance for doubtful accounts reflects our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See the table below for a rollforward of our allowance for doubtful accounts.
In 2020, we adopted accounting guidance that requires companies to present certain financial assets net of the amount expected to be collected. Adoption of this guidance did not materially impact our financial statements. The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the year ended December 31, 2021), and these revenues account for corresponding portions of the $1.677 billion of net accounts receivable and the associated allowance for doubtful accounts of $112 reported on our consolidated balance sheet as of December 31, 2021.
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

	Year ended December 31,
	2021	2020	2019
Beginning balance	$108	$103	$93
Charged to costs and expenses (1)	5	9	8
Charged to revenue (2)	31	25	34
Deductions and other (3)	(32)	(29)	(32)
Ending balance	$112	$108	$103
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the years ended December 31, 2021 and December 31, 2020 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the years ended December 31, 2021 and December 31, 2020 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2021.

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

4.    Acquisitions
On May 25, 2021, we completed the acquisition of General Finance. General Finance previously operated as Pac-Van and Container King in the U.S. and Canada, and as Royal Wolf in Australia and New Zealand, and was a leading provider of mobile storage equipment and modular office space. Its network served diverse end-markets, including construction, commercial, industrial, retail, transportation, petrochemical, consumer, natural resources, governmental and education. As of March 31, 2021, General Finance’s rental fleet consisted of approximately 100,000 units at an original cost of approximately $650. For the 12 months ending December 31, 2020, General Finance had revenues of $342 (such amount represents General Finance’s historic revenue presented in accordance with our revenue mapping). The acquisition is expected to:
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
The following table summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period, although we do not expect material future changes.

Cash and cash equivalents	$13
Accounts receivable (1)	44
Inventory	36
Rental equipment	686
Property and equipment	42
Intangibles (2)	94
Operating lease right-of-use assets	57
Other assets	24
Total identifiable assets acquired	996
Current liabilities	(93)
Deferred taxes	(122)
Operating lease liabilities	(44)
Total liabilities assumed	(259)
Net identifiable assets acquired	737
Goodwill (3)	295
Net assets acquired	$1,032
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
(3)All of the goodwill was assigned to our specialty segment. We have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, although we do not expect material future changes. Once finalized, we expect that the goodwill that results from the acquisition will be primarily reflective of General Finance's going-concern value, the value of General Finance's assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies that we expect to achieve that would not be available to other market participants. $28 of goodwill is expected to be deductible for income tax purposes.
The year ended December 31, 2021 includes General Finance acquisition-related costs which are reflected as “Merger related costs” in our consolidated statements of income. It is not practicable to reasonably estimate the amounts of revenue and earnings of General Finance since the acquisition date, primarily due to the movement of fleet between URI locations and the acquired General Finance locations, as well as our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the General Finance acquisition as if it had been completed on January 1, 2020 (the "pro forma acquisition date”). The pro forma information is not necessarily indicative of our results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information reflects General Finance’s historic revenue presented in accordance with our revenue mapping, does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of General Finance at their respective fair values based on available information and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period, although we do not expect material future changes. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the acquisition date. The table below presents unaudited pro forma consolidated income statement information as if General Finance had been included in our consolidated results for the entire periods reflected:

	Year Ended
	December 31,
	2021	2020
United Rentals historic revenues	$9,716	$8,530
General Finance historic revenues	144	342
Pro forma revenues	9,860	8,872
United Rentals historic pretax income	1,846	1,139
General Finance historic pretax income	9	9
Combined pretax income	1,855	1,148
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(11)	(25)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	(6)	(14)
Intangible asset amortization (3)	(5)	(21)
Goodwill impairment (4)	—	14
Interest expense (5)	(6)	(19)
Elimination of historic interest (6)	23	24
Elimination of merger related costs (7)	12	—
Elimination of changes in the valuation of bifurcated derivatives in convertible notes (8)	(16)	8
Pro forma pretax income	$1,846	$1,115
________________
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
(4) The goodwill impairment charge that General Finance recognized during the year ended December 31, 2020 was eliminated. If the acquisition had occurred as of the pro forma acquisition date, this impairment charge would not have been recognized (instead, we would have tested for goodwill impairment based on the post-acquisition reporting unit structure).
(5) As discussed above, we funded the General Finance acquisition using drawings on our ABL facility. Interest expense was adjusted to reflect interest on the ABL facility borrowings.
(6) Historic interest on debt that is not part of the combined entity was eliminated. The adjustment for the year ended December 31, 2021 includes a debt redemption loss of $12.
(7) Merger related costs primarily comprised of financial and legal advisory fees associated with the General Finance acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The adjustment for the year ended December 31, 2021 includes $9 of merger related costs recognized by General Finance prior to the acquisition.
(8) General Finance historically recognized changes in the valuation of bifurcated derivatives in convertible notes in its statements of operations. These historic changes were eliminated because the bifurcated derivatives are not part of the combined entity.

In addition to the General Finance acquisition discussed above, during 2021, we completed a series of acquisitions which were not significant individually or in the aggregate. See the consolidated statements of cash flows for the total cash outflow for purchases of other companies, net of cash acquired, which includes General Finance and the other completed acquisitions, and see note 10 to our consolidated financial statements for a rollforward showing the goodwill acquired associated with these acquisitions. The intangible assets acquired in the General Finance acquisition are discussed above, and $66 of intangible assets were acquired in 2021 associated with the other acquisitions.

5.    Segment Information

Our reportable segments are i) general rentals and ii) specialty (formerly "trench, power and fluid solutions"). In the fourth quarter of 2021, following a realignment of certain of our divisions and regions, and changes in leadership roles and responsibilities, we updated our analysis of operating segments and concluded that our divisions now represent our operating segments. Prior to the fourth quarter of 2021, our regions were our operating segments. While this update reflects a change in operating segments, it did not result in any changes to the rental locations in each reportable segment (see Item 2—Properties for detail on the locations in each reportable segment), and, as a result, there were no changes to the historically reported segment financial information.
As noted below, we evaluate segment performance primarily based on segment equipment rentals gross profit. The primary change resulting from the change in segment presentation is to our ongoing review of segment equipment rentals margins, which we monitor on a quarterly basis to assess margin similarity between operating segments. Because of the change in operating segments, this margin analysis is now conducted at the division level, while it was historically performed at the region level. As discussed further in note 2 to our consolidated financial statements ("Evaluation of Goodwill Impairment"), we test for goodwill impairment at the reporting unit (the region, which is one level below the operating segment (division)) level, and the change in the segment structure did not impact our goodwill impairment testing.
For general rentals, the divisions discussed below, which are our operating segments, are aggregated into the reportable segment. The specialty segment is a single division that is both an operating segment and a reportable segment. We believe that the divisions that are aggregated into our reportable segments have similar economic characteristics, as each region is capital intensive, offers similar products to similar customers, uses similar methods to distribute its products, and is subject to similar competitive risks. The aggregation of our divisions also reflects the management structure that we use for making operating decisions and assessing performance. We evaluate segment performance primarily based on segment equipment rentals gross profit.
The general rentals segment includes the rental of i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, ii) aerial work platforms, such as boom lifts and scissor lifts and iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of four geographic divisions— Central, Northeast, Southeast and West—and operates throughout the United States and Canada.
The specialty segment, which, as noted above, is a single division that is both an operating segment and a reportable segment, includes the rental of specialty construction products such as i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, and iv) mobile storage equipment and modular office space. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Primarily rented by our general rentals segment:
General construction and industrial equipment	42%	43%	43%
Aerial work platforms	26%	27%	28%
General tools and light equipment	8%	8%	8%
Primarily rented by our specialty segment:
Power and HVAC equipment	9%	9%	8%
Trench safety equipment	6%	6%	6%
Fluid solutions equipment	7%	7%	7%
Mobile storage equipment and modular office space (1)	2%	—%	—%

________________
(1)As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance, which was a leading provider of mobile storage equipment and modular office space. Prior to the General Finance acquisition, we did not rent material amounts of such equipment.

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
The following table sets forth financial information by segment as of, and for the years ended, December 31, 2021, 2020 and 2019:

	General rentals	Specialty	Total
2021
Equipment rentals	$6,074	$2,133	$8,207
Sales of rental equipment	862	106	968
Sales of new equipment	142	61	203
Contractor supplies sales	71	38	109
Service and other revenues	202	27	229
Total revenue	7,351	2,365	9,716
Depreciation and amortization expense	1,611	372	1,983
Equipment rentals gross profit	2,269	998	3,267
Capital expenditures	2,719	479	3,198
Total assets	$16,087	$4,205	$20,292
2020
Equipment rentals	$5,472	$1,668	$7,140
Sales of rental equipment	785	73	858
Sales of new equipment	214	33	247
Contractor supplies sales	64	34	98
Service and other revenues	164	23	187
Total revenue	6,699	1,831	8,530
Depreciation and amortization expense	1,633	355	1,988
Equipment rentals gross profit	1,954	765	2,719
Capital expenditures	969	189	1,158
Total assets	$15,051	$2,817	$17,868
2019
Equipment rentals	$6,202	$1,762	$7,964
Sales of rental equipment	768	63	831
Sales of new equipment	238	30	268
Contractor supplies sales	71	33	104
Service and other revenues	157	27	184
Total revenue	7,436	1,915	9,351
Depreciation and amortization expense	1,681	357	2,038
Equipment rentals gross profit	2,407	800	3,207
Capital expenditures	1,967	383	2,350
Total assets	$16,036	$2,934	$18,970
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
Total equipment rentals gross profit	$3,267	$2,719	$3,207
Gross profit from other lines of business	586	464	463
Selling, general and administrative expenses	(1,199)	(979)	(1,092)
Merger related costs (1)	(3)	—	(1)
Restructuring charge (2)	(2)	(17)	(18)
Non-rental depreciation and amortization	(372)	(387)	(407)
Interest expense, net	(424)	(669)	(648)
Other (expense) income, net	(7)	8	10
Income before provision for income taxes	$1,846	$1,139	$1,514

 ___________________
(1)Primarily reflects transaction costs associated with the General Finance acquisition discussed in note 4 to the consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-merger related costs" below.
(2)Primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see note 6 to the consolidated financial statements.

We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. In July 2018, we completed the acquisition of BakerCorp, which allowed for our entry into select European markets. As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance, which allowed for our entry into select markets in Australia and New Zealand. Our presence in Europe, Australia and New Zealand is limited, and the foreign information in the table below primarily reflects Canada. The following table presents geographic area information for the years ended December 31, 2021, 2020 and 2019, except for balance sheet information, which is presented as of December 31, 2021 and 2020:

	Domestic	Foreign	Total
2021
Equipment rentals	$7,430	$777	$8,207
Sales of rental equipment	873	95	968
Sales of new equipment	162	41	203
Contractor supplies sales	95	14	109
Service and other revenues	201	28	229
Total revenue	8,761	955	9,716
Rental equipment, net	9,448	1,112	10,560
Property and equipment, net	560	52	612
Goodwill and other intangible assets, net	$5,637	$506	$6,143
2020
Equipment rentals	$6,543	$597	$7,140
Sales of rental equipment	784	74	858
Sales of new equipment	218	29	247
Contractor supplies sales	86	12	98
Service and other revenues	166	21	187
Total revenue	7,797	733	8,530
Rental equipment, net	7,960	745	8,705
Property and equipment, net	558	46	604
Goodwill and other intangible assets, net	$5,361	$455	$5,816
2019
Equipment rentals	$7,283	$681	$7,964
Sales of rental equipment	757	74	831
Sales of new equipment	238	30	268
Contractor supplies sales	92	12	104
Service and other revenues	164	20	184
Total revenue	$8,534	$817	$9,351
6.    Restructuring and Asset Impairment Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed five restructuring programs and have incurred total restructuring charges of $352.
Closed Restructuring Programs
Our closed restructuring programs were initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of December 31, 2021, the total liability associated with the closed restructuring programs was $9. As of December 31, 2021, we have incurred total restructuring charges under the closed restructuring programs of $335, comprised of $194 of branch closure charges and $141 of severance and other costs.
2020-2021 Cost Savings Restructuring Program
In the fourth quarter of 2019, we initiated a restructuring program associated with the consolidation of certain common functions, the relocation of our shared-service facilities and certain other cost reduction measures. We did not recognize material costs associated with this program in 2019, which is excluded from the table below. We closed this program in the first quarter of 2022 and do not expect to expect to recognize significant future costs under the program.

The table below provides certain information concerning our restructuring charges under the 2020-2021 Cost Savings restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year Ended December 31, 2020:
Branch closure charges	$—	$7	$(4)	$3
Severance and other	—	8	(6)	2
Total	$—	$15	$(10)	$5
Year Ended December 31, 2021:
Branch closure charges	$3	$—	$(2)	$1
Severance and other	2	1	(3)	—
Total	$5	$1	$(5)	$1
________________
(1)    Reflected in our consolidated statements of income as “Restructuring charge” (such charge also includes activity under our other restructuring programs). The restructuring charges are not allocated to our segments.  As of December 31, 2021, we have incurred total restructuring charges under the 2020-2021 Cost Savings restructuring program of $17, comprised of $8 of branch closure charges and $9 of severance and other costs.
Asset Impairment Charges
In addition to the restructuring charges discussed above, during the years ended December 31, 2021, 2020 and 2019, we recorded asset impairment charges of $14, $36 and $5, respectively, primarily in our general rentals segment. The 2020 asset impairment charges, which were not related to COVID-19, are primarily reflected in depreciation of rental equipment in our consolidated statements of income and principally relate to the discontinuation of certain equipment programs.

7.    Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
	2021	2020
Equipment (1)	$53	$300
Insurance	29	18
Advertising reimbursements (2)	21	11
Income taxes	3	4
Other (3)	60	42
Prepaid expenses and other assets	$166	$375
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

8.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2021	2020
Rental equipment	$16,445	$14,216
Less accumulated depreciation	(5,885)	(5,511)
Rental equipment, net (1)	$10,560	$8,705
_________________
(1)    As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan. In 2020, when we significantly reduced capital expenditures largely due to COVID-19, net rental equipment declined $1.082 billion. The increase in net rental equipment in 2021 primarily reflects net rental capital expenditures (purchases of rental equipment less proceeds from sales of rental equipment) that exceeded historic (pre-COVID-19) levels, as well as the impact of the General Finance acquisition discussed in note 4 to the consolidated financial statements. Net rental capital expenditures were $2.030 billion, $103 and $1.301 billion in 2021, 2020 and December 31, 2019, respectively.

9.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2021	2020
Land	$117	$111
Buildings	222	215
Non-rental vehicles	187	168
Machinery and equipment	182	164
Furniture and fixtures	345	338
Leasehold improvements	427	396
	1,480	1,392
Less accumulated depreciation and amortization	(868)	(788)
Property and equipment, net	$612	$604

10.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2021:

	General rentals	Specialty	Total
Balance at January 1, 2019 (1)	$4,342	$716	$5,058
Goodwill related to acquisitions (2)	10	73	83
Foreign currency translation and other adjustments	10	3	13
Balance at December 31, 2019 (1)	4,362	792	5,154
Goodwill related to acquisitions (2)	1	(3)	(2)
Foreign currency translation and other adjustments	5	11	16
Balance at December 31, 2020 (1)	4,368	800	5,168
Goodwill related to acquisitions (2) (3)	76	295	371
Foreign currency translation and other adjustments	1	(12)	(11)
Balance at December 31, 2021 (1)	$4,445	$1,083	$5,528

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
(3)    For additional detail on the May 2021 acquisition of General Finance, which was assigned to our specialty segment and accounted for most of the goodwill related to acquisitions, see note 4 to our consolidated financial statements.
Other intangible assets were comprised of the following at December 31, 2021 and 2020:

	December 31, 2021
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	51 months	$65	$13	$52
Customer relationships	5 years	$2,389	$1,835	$554
Trade names and associated trademarks	4 years	$15	$6	$9

	December 31, 2020
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	35 months	$12	$6	$6
Customer relationships	6 years	$2,252	$1,614	$638
Trade names and associated trademarks	4 years	$8	$4	$4
Our other intangibles assets, net at December 31, 2021 include the following assets associated with the acquisition of General Finance discussed in note 4 to our consolidated financial statements. No residual value has been assigned to these assets, which are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. The intangible asset values are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period, although we do not expect material future changes.

	December 31, 2021
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Customer relationships	6 years	$74
Trade names and associated trademarks	4 years	$5

Amortization expense for other intangible assets was $233, $250 and $290 for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2022	$205
2023	156
2024	109
2025	78
2026	44
Thereafter	23
Total	$615

11.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2021	2020
Self-insurance accruals	$51	$54
Accrued compensation and benefit costs (1)	187	79
Property and income taxes payable	42	45
Restructuring reserves (2)	10	19
Interest payable	126	133
Deferred revenue (3)	83	51
National accounts accrual	95	84
Operating lease liability	202	178
Other (4)	85	77
Accrued expenses and other liabilities	$881	$720
_________________

(1)    The increase from December 31, 2020 to December 31, 2021 was primarily due to a higher bonus accrual, which reflects increased profitability.
(2)    Primarily relates to branch closure charges and severance costs. See note 6 for additional detail.
(3)    Reflects amounts billed to customers in excess of recognizable revenue. See note 3 for additional detail.
(4)    Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2021	2020
Self-insurance accruals	$100	$73
Income taxes payable	5	5
Accrued compensation and benefit costs	39	60
Other long-term liabilities	$144	$138
12.    Fair Value Measurements
As of December 31, 2021 and 2020, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of December 31, 2021 and 2020. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of December 31, 2021 and 2020 have been calculated based upon available market information, and were as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,716	$7,023	$6,965	$7,470

13.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	December 31,
	2021	2020
Accounts receivable securitization facility expiring 2022 (1)	$843	$634
$3.75 billion ABL facility expiring 2024 (1)	1,029	977
Term loan facility expiring 2025 (1)	962	971
5 7/8 percent Senior Notes due 2026 (2)	—	999
5 1/2 percent Senior Notes due 2027	995	994
3 7/8 percent Senior Secured Notes due 2027	743	742
4 7/8 percent Senior Notes due 2028 (3)	1,656	1,654
4 7/8 percent Senior Notes due 2028 (3)	4	4
5 1/4 percent Senior Notes due 2030	743	742
4 percent Senior Notes due 2030	743	742
3 7/8 percent Senior Notes due 2031	1,089	1,088
3 3/4 percent Senior Notes due 2032 (4)	743	—
Finance leases	135	135
Total debt	9,685	9,682
Less short-term portion	(906)	(704)
Total long-term debt	$8,779	$8,978

(1)    The table below presents financial information associated with our variable rate indebtedness as of and for the year ended December 31, 2021. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,650	$57	$—
Letters of credit	64
Interest rate at December 31, 2021	1.4%	0.9%	1.9%
Average month-end debt outstanding	1,032	736	973
Weighted-average interest rate on average debt outstanding	1.3%	1.0%	1.9%
Maximum month-end debt outstanding	1,672	872	978
The maximum outstanding debt under the ABL facility exceeded the average outstanding debt primarily due to the use of borrowings under the ABL facility to fund most of the cost of the General Finance acquisition discussed in note 4 to the consolidated financial statements.

(2)    URNA redeemed all of its 5 7/8 percent Senior Notes in August 2021. Upon redemption, we recognized a loss of $30 in interest expense, net, reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
(3)    URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, we consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017.
(4)    In August 2021, URNA issued $750 aggregate principal amount of 3 3/4 percent Senior Notes due 2032. See below for additional detail on the issued debt.
Short-term debt
As of December 31, 2021, our short-term debt primarily reflects $843 of borrowings under our accounts receivable securitization facility.
Accounts receivable securitization facility. In 2021, the accounts receivable securitization facility was amended, primarily to increase the facility size and to extend the maturity date which may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. The amended facility expires on June 24, 2022 and has a facility size of $900. Borrowings under the facility are reflected as short-term debt on our consolidated balance sheets. Key provisions of the facility include the following:
•borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2021, there were $1.180 billion of receivables, net of applicable reserves, in the collateral pool;
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
Long-term debt
ABL facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and a portion of the facility is also now available for borrowing in British pounds, Euros, Australian dollars and New Zealand dollars by certain subsidiaries of URNA in Europe, Australia and New Zealand. The size of the ABL facility was $3.75 billion as of December 31, 2021. See the table above for financial information associated with the ABL facility.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before February 2024. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers' Acceptance Rate), in each case plus a spread, (iii) in the case of loans in Euros, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, (iv) in the case of loans in British pounds, at a rate equal to daily simple Sterling Overnight Interbank Average or an alternate base rate, in each case plus a spread or (v) in the case of loans in Australian Dollars or New Zealand Dollars, at a rate equal to the applicable bank bill rate or an alternate base rate, in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2021, availability under the ABL facility has exceeded the required threshold and, as a result, this financial covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The borrowings under the credit agreement by URNA are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The borrowings under the credit agreement by URNA are guaranteed by Holdings and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s subsidiaries in Europe, Puerto Rico, Australia and New Zealand are guaranteed by Holdings, URNA, URNA’s Canadian subsidiaries and, subject to certain exceptions, our domestic subsidiaries and secured by substantially all the assets of our U.S. subsidiaries (other than real property and certain accounts receivable) and substantially all the assets of URNA’s Canadian subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
Term loan facility. In October 2018, Holdings, URNA, and certain of our subsidiaries entered into a $1 billion senior secured term loan facility. See the table above for financial information associated with the term loan facility. The term loan facility is guaranteed by Holdings and the same domestic subsidiaries that guarantee the borrowings of URNA under the ABL facility. In addition, the obligations under the term loan facility are secured by first priority security interests in the same collateral that secures the borrowings of URNA under the ABL facility, on a pari passu basis with the ABL facility.
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
5 1/2 percent Senior Notes due 2027. In November 2016, URNA issued $750 aggregate principal amount of 5 1/2 percent Senior Notes which are due May 15, 2027 (the “2027 5 1/2 percent Notes”). In February 2017, URNA issued $250 aggregate principal amount of 2027 5 1/2 percent Notes as an add-on to the existing 2027 5 1/2 percent Notes, after which the aggregate principal amount of outstanding 2027 5 1/2 percent Notes was $1.0 billion. The notes issued in February 2017 have identical terms, and are fungible, with the existing 2027 5 1/2 percent Notes. The 2027 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 2027 5 1/2 percent Notes may be redeemed on or after May 15, 2022, at specified redemption prices that range from 102.75 percent in 2022, to 100 percent in 2025 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 2027 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 2027 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 2027 5 1/2 percent Notes includes the $2 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2027. The effective interest rate on the 2027 5 1/2 percent Notes, which includes the impact of the original issue premium, is 5.5 percent.
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
In September 2017, URNA issued $750 principal amount of 4 7/8 percent Senior Notes (the “Subsequent 4 7/8 percent Notes”) which are due January 15, 2028. The Subsequent 4 7/8 percent Notes represent a separate a distinct series of notes from the Initial 4 7/8 percent Notes. The Subsequent 4 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The Subsequent 4 7/8 percent Notes may be redeemed on or after January 15, 2023, at specified redemption prices that range from 102.438 percent in 2023, to 100 percent in 2026 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the Subsequent 4 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the Subsequent 4 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding Subsequent 4 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The effective interest rate on the Subsequent 4 7/8 percent Notes, which includes the impact of the original issue premium, is 4.84 percent.
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. As of December 31, 2021, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $4 for the Subsequent 4 7/8 percent Notes. The carrying value of the Initial 4 7/8 percent Notes includes $1 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Initial 4 7/8 percent Notes, which includes the impact of the original issue premium, is 4.86 percent.

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
3 3/4 percent Senior Notes due 2032. In August 2021, URNA issued $750 aggregate principal amount of 3 3/4 percent Senior Notes (the “3 3/4 percent Notes”) which are due January 15, 2032. The 3 3/4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 3 3/4 percent Notes may be redeemed on or after July 15, 2026, at specified redemption prices that range from 101.875 percent in 2026, to 100 percent in 2029 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to July 30, 2024, up to 40 percent of the aggregate principal amount of the 3 3/4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 103.750 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 3 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 3 3/4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 3 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2021, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2021, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2021 are as follows:

2022	$906
2023	52
2024	1,070
2025	949
2026	2
Thereafter	6,775
Total	$9,754

14. Leases
As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such revenue represented 77 percent of our total revenues for the year ended December 31, 2021). See note 3 for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019.

	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$784	$688
Finance lease assets	Rental equipment	329	295
	Less accumulated depreciation	(102)	(86)
	Rental equipment, net	227	209
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	23	19
	Less accumulated depreciation and amortization	(19)	(11)
	Property and equipment, net	12	16
Total leased assets		1,023	913
Liabilities
Current
Operating	Accrued expenses and other liabilities	202	178
Finance	Short-term debt and current maturities of long-term debt	53	60
Long-term
Operating	Operating lease liabilities (1)	621	549
Finance	Long-term debt	82	75
Total lease liabilities		$958	$862
_________________
(1)    The increases in 2021 include the impact of the General Finance acquisition discussed in note 4 to the consolidated financial statements.

Lease cost	Classification	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$432	$366	$370
	Selling, general and administrative expenses	11	10	10
	Restructuring charge	1	9	16
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	36	31	28
	Non-rental depreciation and amortization	2	1	2
Interest on lease liabilities	Interest expense, net	4	5	6
Sublease income (2)		(194)	(142)	(157)
Net lease cost		$292	$280	$275
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the years ended December 31, 2021, 2020 and 2019 includes $163, $124 and $142, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of December 31, 2021)	Operating leases (1)	Finance leases (2)
2022	$226	$56
2023	196	44
2024	162	26
2025	124	12
2026	84	2
Thereafter	101	4
Total	893	144
Less amount representing interest	(70)	(9)
Present value of lease liabilities	$823	$135
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2021. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.0	5.0
Finance leases	3.2	3.0
Weighted-average discount rate
Operating leases	3.5%	4.2%
Finance leases	2.8%	3.4%

Other information	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$221	$207	$202
Operating cash flows from finance leases	4	5	6
Financing cash flows from finance leases	69	53	47
Leased assets obtained in exchange for new operating lease liabilities (1)	299	202	201
Leased assets obtained in exchange for new finance lease liabilities	$66	$64	$55
_________________
(1)    The increase in 2021 includes the impact of the General Finance acquisition discussed in note 4 to the consolidated financial statements.

15.    Income Taxes

The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2021 are as follows:

	Year ended December 31,
	2021	2020	2019
Current
Federal	$78	$290	$97
Foreign	26	15	(6)
State and local	88	65	45
	192	370	136
Deferred
Federal	260	(107)	185
Foreign	14	6	14
State and local	(6)	(20)	5
	268	(121)	204
Total	$460	$249	$340

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 21 percent to the income before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2021 is as follows:

	Year ended December 31,
	2021	2020	2019
Computed tax at statutory tax rate	$388	$239	$318
State income taxes, net of federal tax benefit	64	31	43
Other permanent items	1	(3)	(17)
Change in federal valuation allowance	—	(22)	(3)
Foreign tax rate differential	7	4	(1)
Total	$460	$249	$340

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2021	December 31, 2020
Reserves and allowances	$165	$129
Debt cancellation and other	16	10
Net operating loss and credit carryforwards	175	242
Operating lease assets	210	183
Total deferred tax assets	566	564
Less: valuation allowance (1)	(9)	(21)
Total net deferred tax assets	557	543
Property and equipment, including rental equipment	(2,349)	(1,962)
Operating lease liabilities	(210)	(183)
Intangibles	(152)	(166)
Total deferred tax liability	(2,711)	(2,311)
Total net deferred tax liability	$(2,154)	$(1,768)
_________________
(1)    Relates to state net operating loss carryforwards and state tax credits that may not be realized.
We file income tax returns in the U.S., Canada and Europe. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2012.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $134, $83 and $62 for the years ended December 31, 2021, 2020 and 2019, respectively.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In the fourth quarter of 2020, we identified cash in our foreign operations in excess of near-term working capital needs, and determined that such cash could no longer be considered indefinitely reinvested. As a result, our prior assertion that all undistributed earnings of our foreign subsidiaries should be considered indefinitely reinvested changed. In the fourth quarter of 2021, we identified additional cash in our foreign operations in excess of near-term working capital needs, and remitted $203 of cash from foreign operations (such amount represents the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs). The taxes recorded associated with the remitted cash were immaterial in both 2020 and 2021.
We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2021, unremitted earnings of foreign subsidiaries were $737. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
We have net operating loss carryforwards (“NOLs”) of $475 for federal income tax purposes that expire from 2032 through 2037, $3 for foreign income tax purposes that expire from 2024 through 2030 and $621 for state income tax purposes that expire from 2022 through 2034.

16.    Commitments and Contingencies
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

Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan and a registered retirement savings plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $36, $33 and $37 in the years ended December 31, 2021, 2020 and 2019, respectively.
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

17.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2021 and 2020, there were 0.0 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans.
As of December 31, 2021, there were an aggregate of 0.7 million outstanding time and performance-based RSUs and 1.8 million shares available for grants of stock and options under our 2019 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2020	10	61.93
Granted	—	—
Exercised	(5)	43.56
Canceled	—	—
Outstanding at December 31, 2021	5	80.47
Exercisable at December 31, 2021	5	$80.47
The following table presents information associated with stock options as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019. No stock options were granted during any of the years presented below.

	2021	2020	2019
Intrinsic value of options outstanding as of December 31	$1	$2
Intrinsic value of options exercisable as of December 31	1	2
Intrinsic value of options exercised	1	3	45
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various equity incentive plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions during the applicable performance periods (currently the calendar year). There were 219 thousand shares of common stock issued upon vesting of RSUs during 2021, net of 123 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2021	2020	2019
RSUs granted	348	643	456
Weighted-average grant date price per unit	$297.02	$140.99	$124.37

As of December 31, 2021, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $48. The weighted-average period over which this compensation cost is expected to be recognized is 2.0 years.
A summary of RSU activity for the year ended December 31, 2021 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2020	517	$164.62
Granted	348	297.02
Vested	(422)	222.64
Forfeited	(25)	183.00
Nonvested as of December 31, 2021	418	$215.23

The total fair value of RSUs vested during the fiscal years ended December 31, 2021, 2020 and 2019 was $94, $75, and $80, respectively.

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

18.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2021 (1) (2):
Total revenues (1)	$2,057	$2,287	$2,596	$2,776	$9,716
Gross profit	714	875	1,103	1,161	3,853
Operating income	372	481	679	745	2,277
Net income (2)	203	293	409	481	1,386
Earnings per share—basic	2.81	4.03	5.65	6.65	19.14
Earnings per share—diluted (3)	2.80	4.02	5.63	6.61	19.04
For the year ended December 31, 2020 (1) (2):
Total revenues (1)	$2,125	$1,939	$2,187	$2,279	$8,530
Gross profit	727	701	886	869	3,183
Operating income	358	381	551	510	1,800
Net income (2)	173	212	208	297	890
Earnings per share—basic	2.33	2.94	2.88	4.11	12.24
Earnings per share—diluted (3)	2.33	2.93	2.87	4.09	12.20

(1)    As discussed in note 1 to our consolidated financial statements, COVID-19 has significantly disrupted supply chains and businesses around the world. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen recent evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast.
(2)    There were no unusual or infrequently occurring items recognized in the fourth quarter of 2021 that had a material impact on our financial statements. In the fourth quarter of 2020, we redeemed all of our 4 5/8 percent Senior Notes due 2025, and recognized a redemption loss of $24 in interest expense, net. The loss represented the difference between the net carrying amount and the total purchase price of the redeemed notes.
(3)    Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2021:
Merger related costs (4)	$—	$(0.03)	$—	$—	$(0.03)
Merger related intangible asset amortization (5)	(0.50)	(0.48)	(0.53)	(0.47)	(1.98)
Impact on depreciation related to acquired fleet and property and equipment (6)	(0.02)	(0.01)	(0.01)	(0.13)	(0.16)
Impact of the fair value mark-up of acquired fleet (7)	(0.12)	(0.08)	(0.08)	(0.10)	(0.38)
Restructuring charge (8)	(0.01)	—	—	—	(0.02)
Asset impairment charge (9)	—	(0.04)	(0.02)	(0.08)	(0.14)
Loss on repurchase/redemption of debt securities (10)	—	—	(0.31)	—	(0.31)
For the year ended December 31, 2020:
Merger related intangible asset amortization (5)	$(0.59)	$(0.59)	$(0.55)	$(0.52)	$(2.22)
Impact on depreciation related to acquired fleet and property and equipment (6)	(0.03)	(0.02)	(0.06)	0.04	(0.08)
Impact of the fair value mark-up of acquired fleet (7)	(0.12)	(0.10)	(0.12)	(0.16)	(0.51)
Restructuring charge (8)	(0.02)	(0.04)	(0.06)	(0.06)	(0.18)
Asset impairment charge (9)	(0.26)	—	(0.10)	—	(0.37)
Loss on repurchase/redemption of debt securities (10)	—	—	(1.64)	(0.25)	(1.88)

(4)This reflects transaction costs associated with the General Finance acquisition discussed in note 4 to our consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition). For additional information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-merger related costs".
(5)This reflects the amortization of the intangible assets acquired in the major acquisitions.
(6)This reflects the impact of extending the useful lives of equipment acquired in certain major acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.
(7)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold.
(8)As discussed in note 6 to our consolidated financial statements, this primarily reflects severance costs and branch closure charges associated with our restructuring programs.
(9)This reflects write-offs of leasehold improvements and other fixed assets. As discussed in note 6 to our consolidated financial statements, the 2020 charges primarily reflect the discontinuation of certain equipment programs, and were not related to COVID-19.
(10)Reflects the difference between the net carrying amount and the total purchase price of the redeemed notes.

19.    Earnings Per Share
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

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income available to common stockholders	$1,386	$890	$1,174
Denominator:
Denominator for basic earnings per share—weighted-average common shares	72,432	72,658	77,341
Effect of dilutive securities:
Employee stock options	4	12	114
Restricted stock units	381	259	255
Denominator for diluted earnings per share—adjusted weighted-average common shares	72,817	72,929	77,710
Basic earnings per share	$19.14	$12.24	$15.18
Diluted earnings per share	$19.04	$12.20	$15.11

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue		Deductions and Other		Balance at End of Period
Year Ended December 31, 2021:
Allowance for doubtful accounts	$108	$5	(a)	$31	(a)	$32	(b)	$112
Reserve for obsolescence and shrinkage	8	37		—		34	(c)	11
Self-insurance reserve	127	179		—		155	(d)	151
Year Ended December 31, 2020:
Allowance for doubtful accounts	$103	$9	(a)	$25	(a)	$29	(b)	$108
Reserve for obsolescence and shrinkage	10	34		—		36	(c)	8
Self-insurance reserve	121	169		—		163	(d)	127
Year Ended December 31, 2019:
Allowance for doubtful accounts	$93	$8	(a)	$34	(a)	$32	(b)	$103
Reserve for obsolescence and shrinkage	5	40		—		35	(c)	10
Self-insurance reserve	106	180		—		165	(d)	121

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
(b)    Primarily represents write-offs of accounts, net of recoveries and other activity.
(c)    Primarily represents write-offs.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule of the Company and our report dated January 26, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Stamford, Connecticut
January 26, 2022

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before March 22, 2022 (the “2022 Proxy Statement”).

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2022 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2022 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2022 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Stamford, Connecticut, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to the applicable information in the 2022 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2021 and 2020
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2021, 2020 and 2019
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

2	(b)
Agreement and Plan of Merger, dated April 15, 2021, by and among General Finance Corporation, United Rentals (North America), Inc., and UR Merger Sub VI Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on April 15, 2021)

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

Exhibit Number		Description of Exhibit

4	(c)
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

4	(e)
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

4	(f)
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

4	(g)
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

4	(h)
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

4	(i)
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
United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2013 (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-K for year ended December 31, 2012)‡

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

Exhibit Number		Description of Exhibit
10	(f)	United Rentals, Inc. 2019 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2019)‡

10	(g)	United Rentals, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Appendix A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2019)‡

10	(h)
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

10	(o)
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 (incorporated by reference to Exhibit 10(i) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2015)‡

10	(p)
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

10	(r)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in May 2019 (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2019)‡

10	(s)
Form of Restricted Stock Unit Agreement for Michael Kneeland, dated March 11, 2019 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 15, 2019)‡

10	(t)
Form of Restricted Stock Unit Agreement (Performance Based) for Michael Kneeland, dated March 11, 2019 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 15, 2019)‡

10	(u)	Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 22, 2022

10	(v)
Form of Restricted Stock Unit Agreement (Performance Based) for Senior Management; effective for grants beginning in 2021 (incorporated by reference to Exhibit 10(bb) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2020)‡

Exhibit Number		Description of Exhibit
10	(w)
Form of Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2021 (incorporated by reference to Exhibit 10(cc) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2020)‡

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

10	(dd)
Restricted Stock Unit Agreement (Performance Based), dated as of March 11, 2019, by and between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K, filed on March 15, 2019)‡

10	(ee)
Employment Agreement, dated as of May 8, 2019, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2019)‡

10	(ff)
Amended Employment Agreement, dated April 28, 2008, between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(gg)
Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2013)‡

10	(hh)
Employment Agreement, effective as of October 12, 2018, between the Company and Jessica T. Graziano (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on October 12, 2018)‡

10	(ii)
Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Jeffrey Fenton (incorporated by reference to Exhibit 10(ss) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2015)‡

10	(jj)
Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Craig Pintoff (incorporated by reference to Exhibit 10(tt) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2015)‡

10	(kk)
First Amendment, effective as of April 23, 2021, to the Employment Agreement between United Rentals, Inc. and Craig Pintoff (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2021)‡

10	(ll)
Employment Agreement, dated October 12, 2018, between United Rentals, Inc. and Andrew Limoges (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2018)

Exhibit Number		Description of Exhibit
10	(mm)
Severance Agreement and General Release, dated September 21, 2020, between United Rentals, Inc. and Paul McDonnell (including a form of Consulting Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 22, 2020)

10	(nn)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

10	(oo)
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

10	(pp)
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

10	(qq)
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

10	(rr)
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

10	(ss)
Third Amended and Restated Canadian Security Agreement, dated as of February 15, 2019, among United Rentals of Canada, Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10	(tt)
Third Amended and Restated Canadian Guarantee Agreement, dated as of February 15, 2019, by United Rentals of Canada, Inc. in favor of Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10	(uu)
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

10	(vv)
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

10	(ww)
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

Exhibit Number		Description of Exhibit
10	(xx)
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

10	(yy)
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

10	(zz)
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

10	(aaa)
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

10	(bbb)
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

10	(ccc)
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

10	(ddd)
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

Exhibit Number		Description of Exhibit
10	(eee)
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

10	(fff)
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

10	(ggg)
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

10	(hhh)
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

10	(iii)
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

10	(jjj)
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

10	(mmm)
Term Loan Security Agreement, dated as of October 31, 2018, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. referred to therein, and Bank of America, N.A. as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 31, 2018)

10	(nnn)
Form of Tender and Support Agreement, dated April 15, 2021, by and among United Rentals (North America), Inc., UR Merger Sub VI Corporation and certain stockholders of General Finance Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on April 16, 2021)

21	*	Subsidiaries of United Rentals, Inc.

Exhibit Number		Description of Exhibit
22	*	Subsidiary Guarantors

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

UNITED RENTALS, INC.
Date:	January 26, 2022	By:	/S/ MATTHEW J. FLANNERY
Matthew J. Flannery, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ MICHAEL J. KNEELAND	Chairman	January 26, 2022
Michael J. Kneeland

/S/ JOSÉ B. ALVAREZ	Director	January 26, 2022
José B. Alvarez

/S/ MARC A. BRUNO	Director	January 26, 2022
Marc A. Bruno

/S/ LARRY D. DE SHON	Director	January 26, 2022
Larry D. De Shon

/S/ BOBBY J. GRIFFIN	Lead Independent Director	January 26, 2022
Bobby J. Griffin

/S/ KIM HARRIS JONES	Director	January 26, 2022
Kim Harris Jones

/S/ TERRI L. KELLY	Director	January 26, 2022
Terri L. Kelly

/S/ GRACIA MARTORE	Director	January 26, 2022
Gracia Martore

/S/ FILIPPO PASSERINI	Director	January 26, 2022
Filippo Passerini

/S/ SHIV SINGH	Director	January 26, 2022
Shiv Singh

/S/ MATTHEW J. FLANNERY	Director and Chief Executive Officer (Principal Executive Officer)	January 26, 2022
Matthew J. Flannery

/S/ JESSICA T. GRAZIANO	Chief Financial Officer (Principal Financial Officer)	January 26, 2022
Jessica T. Graziano

/S/ ANDREW B. LIMOGES	Vice President, Controller (Principal Accounting Officer)	January 26, 2022
Andrew B. Limoges